Form 10-Q
period 1996-03-31
SPECTRANETICS CORP
filed 1996-05-15
CIK 789132

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                    MARCH 31, 1996

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                            COMMISSION FILE NUMBER 0-19711

                             THE SPECTRANETICS CORPORATION
                (Exact name of Registrant as specified in its charter)

         DELAWARE                                          84-0997049
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

                                   96 TALAMINE COURT
                           COLORADO SPRINGS, COLORADO 80907
                                    (719) 633-8333
             (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No
                       -----     -----

As of May 3, 1996, there were 18,380,652 outstanding shares of Common Stock.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                             PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

- - --------------------------------------------------------------------------------

                                                       March 31,  December 31,
                                                         1996         1995
                                                       ---------  ------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                            $  2,192    $  3,115
  Investment securities                                   4,309       3,932
  Trade accounts receivable                               3,424       2,860
  Inventories (note 3)                                    1,834       1,918
  Prepaid expenses and other current assets                 975       1,017
                                                       --------    --------
    Total current assets                                 12,734      12,842
                                                       --------    --------
  Property and equipment, net                             3,707       3,952
  Goodwill and other intangible assets, net               7,433       7,795
  Other assets                                              322         424
                                                       --------    --------
                                                       $ 24,196    $ 25,013
                                                       --------    --------
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities             $  3,822    $  3,710
  Deferred revenue (note 4)                                 561         648
  Current portion of note payable                            71          71
  Current portion of capital lease obligations              107         112
                                                       --------    --------
    Total current liabilities                             4,561       4,541
                                                       --------    --------
  Lease payable and deferred rent concessions, net
   of current portion                                        40         107
  Note payable, net of current portion                      520         520
  Capital lease obligations, net of current portion          76          98
                                                       --------    --------
    Total long-term liabilities                             636         725
                                                       --------    --------
    Total liabilities                                     5,197       5,266
                                                       --------    --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value.
   Authorized 5,000,000 shares; none issued                   -           -
  Common stock, $.001 par value.
   Authorized 25,000,000 shares; issued and
   outstanding 18,374,820 and 18,281,779,
   respectively                                              18          18
  Additional paid-in capital                             83,173      83,139
  Cumulative foreign currency translation adjustment         65         118
  Accumulated deficit                                   (64,257)    (63,528)
                                                       --------    --------
    Total shareholders' equity                           18,999      19,747
                                                       --------    --------
                                                       $ 24,196    $ 25,013
                                                       --------    --------
                                                       --------    --------

                    THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

- - --------------------------------------------------------------------------------

                                       Three Months Ended March 31,
                                       ----------------------------
                                            1996          1995
                                         ----------    ----------
Revenues                                 $    4,668    $    4,177

Cost of revenues                              2,561         2,371
                                         ----------    ----------

Gross margin                                  2,107         1,806
                                         ----------    ----------

OPERATING EXPENSES:
  Marketing and sales expense                 1,531         1,399
  General and administrative expense          1,033           968
  Research and development expense              353           339
                                         ----------    ----------
    Total operating expenses                  2,917         2,706
                                         ----------    ----------
LOSS FROM OPERATIONS                           (810)         (900)

OTHER INCOME (EXPENSE):
  Interest income                                88           126
  Interest expense                              (12)          (19)
  Other, net                                      5             -
                                         ----------    ----------
                                                 81           107
                                         ----------    ----------
NET LOSS                                 $     (729)   $     (793)
                                         ----------    ----------
                                         ----------    ----------
LOSS PER SHARE (note 2)                  $    (0.04)   $    (0.04)
                                         ----------    ----------
                                         ----------    ----------
WEIGHTED AVERAGE COMMON SHARES           18,372,969    18,312,370
                                         ----------    ----------
                                         ----------    ----------

                    THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

- - --------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1996      1995
                                                           ------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (729)  $  (793)
  Adjustments to reconcile net loss to net cash used
   in operating activities:

    Depreciation and amortization                             722       735
    Net change in operating assets and liabilities           (415)     (216)
                                                           ------   -------
      Net cash used by operating activities                  (422)     (274)
                                                           ------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (110)      (13)
  Increase in short-term investments                         (377)     (919)
                                                           ------   -------
    Net cash provided by investing activities                (487)     (932)
                                                           ------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                   34         1
  Principal payments on obligations under capital leases
   and note payable                                           (29)      (40)
                                                           ------   -------
    Net cash (used in) provided by financing activities         5       (39)
                                                           ------   -------
Effect of exchange rate changes on cash                       (19)        1
                                                           ------   -------
Net decrease in cash and cash equivalents                    (923)   (1,244)
Cash and cash equivalents at beginning of period            3,115     3,672
                                                           ------   -------
Cash and cash equivalents at end of period                 $2,192   $ 2,428
                                                           ------   -------
                                                           ------   -------
Supplemental disclosures of cash flow information --
 cash paid for interest                                    $    4   $    10
                                                           ------   -------
                                                           ------   -------
Supplemental disclosure of non-cash investing and
 financing activities:
  Transfers from inventory to equipment held for rental
   or loan                                                 $   22   $    72
                                                           ------   -------
                                                           ------   -------

                    THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

- - --------------------------------------------------------------------------------

(1) GENERAL

    The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2) LOSS PER SHARE

    The loss per common share does not reflect the assumed exercise of stock options, since the effect of such inclusion would be antidilutive.

(3) INVENTORIES

    Components of inventories are as follows (in thousands):

                        March 31, 1996           December 31, 1995
                       ----------------         -------------------
    Finished Goods        $  741                      $  843
    Work in Process          589                         543
    Raw Materials            504                         532
                       ----------------         -------------------
                          $1,834                      $1,918
                       ----------------         -------------------
                       ----------------         -------------------

(4) DEFERRED REVENUE

    The Company has various product maintenance contracts. Revenue from product maintenance contracts is deferred and recognized ratably over the contract period. Deferred revenue related to such contracts was approximately $533,000 and $606,000 at March 31, 1996 and December 31, 1995, respectively.

    Additional deferred revenue in the amount of $28,000 and $42,000 at March 31, 1996 and December 31, 1995, respectively, relates to a sales contract that requires the Company to buy back the product if the customer is not satisfied. Revenue will be recognized when the buyback provisions expire unexercised.

(5) ACCOUNTING PRONOUNCEMENTS

    Statement of Finanancial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) was issued in March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in

                    THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

- - --------------------------------------------------------------------------------

circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 during the first quarter of 1996 and its adoption did not have an effect on the consolidated financial statements.

    Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 as required in future consolidated financial statements included in Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

- - --------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995:

REVENUES

    Revenue for the three months ended March 31, 1996 increased $491,000 or 12%, compared to the three months ended March 31, 1995. The increase is principally attributable to increased disposable catheter revenue, primarily from catheters used in clinical trials. The Company continues to focus on increased utilization of its disposable fiber-optic catheters, including expanding the applications of the Company's technology. In addition to the use of catheters in the six indications approved by the FDA, the Company's catheters are also being used in ongoing clinical trials related to the clearing of totally blocked arteries, removal of pacemaker leads, and debulking of restenotic stents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

- - --------------------------------------------------------------------------------

    The increase in disposable catheter revenue is slightly offset by combined decreases in laser system revenues and revenues from the Company's wholly-owned subsidiary, Polymicro Technologies, Inc. (PTI). The decrease in laser system revenues is reflective of continued reluctance by hospitals to make an outright purchase of high-end capital equipment. The Company offers other acquisition options which include system rental and fee-per-procedure pricing, which spread the cost of acquiring the equipment over a longer period of time, on either a monthly basis or based on utilization of the system.

    Fluctuations in foreign currency exchange rates during the three months ended March 31, 1996 compared to the same period in 1995 caused a decrease in revenues of 1%.

GROSS MARGIN

    Gross margin percentages for the three months ended March 31, 1996 and 1995 were 45% and 43%, respectively. The improvement in gross margin percentages was primarily due to greater manufacturing efficiencies realized by increased unit volumes of catheters.

OPERATING EXPENSES

    Total operating expenses increased $211,000, or 8%, primarily due to increased staffing of clinical support personnel in Europe and increased worldwide marketing costs incurred to support the ongoing development of the worldwide ELCA-Registered Trademark- market. Research and development, and marketing and sales expenses for the three months ended March 31, 1996 were substantially the same as in the comparable period in 1995. However, in accordance with the Company's efforts to broaden applications of the Company's technology, the Company expects research and development expenses to increase in the future, primarily in the area of clinical studies. There was no significant difference in the effect of foreign currency fluctuations on operating expenses for the three months ended March 31, 1996 as compared to the same period in 1995.

OTHER INCOME

    Other income decreased $26,000, or 24%, for the three months ended March 31, 1996 compared to the same period in 1995. The decrease is due to lower investment yields earned on investment securities combined with a decrease in investment securities held during the three months ended March 31, 1996 as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1996, the Company had cash, cash equivalents and investment securities of $6,501,000. The Company consumed $422,000 of cash from operations during the three months ended March 31, 1996. Management believes that the Company's liquidity and capitalization will be sufficient to meet short-term operating needs. Continued revenue increases over current levels will be necessary to sustain the Company over the longer term.

                             PART II.--OTHER INFORMATION

- - --------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDING

              None

ITEMS 2-5.    NOT APPLICABLE.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  EXHIBITS

                   None

              (b)  REPORTS ON FORM 8-K

                   None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE SPECTRANETICS CORPORATION
                                            (Registrant)

May 13, 1996                      By:   /s/ James P. McCluskey
                                     ---------------------------
                                            James P. McCluskey
                                            Vice President, Finance
                                            Secretary/Treasurer and
                                            Principal Financial Officer