Form 10-Q
period 1996-06-30
SPECTRANETICS CORP
filed 1996-08-14
CIK 789132

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
          QUARTERLY PERIOD ENDED

                         June 30, 1996

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
          TRANSITION PERIOD FROM _________ TO _________


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
         (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No
                       ----      ----

As of August 2, 1996, there were 18,443,445 outstanding shares of Common Stock.


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                 Part I---FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
              Condensed Consolidated Balance Sheets (Unaudited)
             (In Thousands, Except Shares and Per Share Amounts)


                                                                        June 30,    December 31,
                                                                           1996         1995
                                                                       ----------   ------------
ASSETS:
Current assets:
  Cash and cash equivalents                                            $    2,867    $   3,115
  Investment securities                                                     3,841        3,932
  Trade accounts receivable                                                 3,704        2,860
  Inventories  (note 3)                                                     1,788        1,918
  Prepaid expenses and other current assets                                   798        1,017
                                                                       ----------    ---------
      Total current assets                                                 12,998       12,842
                                                                       ----------    ---------
  Property and equipment, net                                               3,486        3,952
  Goodwill and other intangible assets, net                                 7,071        7,795
  Other assets                                                                340          424
                                                                       ----------    ---------
                                                                       $   23,895    $  25,013
                                                                       ----------    ---------
                                                                       ----------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities                             $    3,806    $   3,710
  Deferred revenue (note 4)                                                   644          648
  Current portion of note payable                                              75           71
  Current portion of capital lease obligations                                 97          112
                                                                       ----------    ---------
      Total current liabilities                                             4,622        4,541
                                                                       ----------    ---------
  Lease payable and deferred rent concessions, net of current portion          35          107
  Note payable, net of current portion                                        445          520
  Capital lease obligations, net of current portion                            61           98
                                                                       ----------    ---------
      Total long-term liabilities                                             541          725
                                                                       ----------    ---------
      Total liabilities                                                     5,163        5,266
                                                                       ----------    ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value.  Authorized
    5,000,000 shares; none issued                                               -            -
  Common stock, $.001 par value.  Authorized
    25,000,000 shares; issued and outstanding
    18,392,478 and 18,281,779, respectively                                    18           18
  Additional paid-in capital                                               83,207       83,139
  Cumulative foreign currency translation adjustment                            2          118
  Accumulated deficit                                                     (64,495)     (63,528)
                                                                       ----------    ---------
      Total shareholders' equity                                           18,732       19,747
                                                                       ----------    ---------
                                                                       $   23,895    $  25,013
                                                                       ----------    ---------
                                                                       ----------    ---------

            THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          (In Thousands, Except Shares and Per Share Amounts)
- -----------------------------------------------------------------------------

                                             Three Months              Six Months
                                             Ended June 30,           Ended June 30,
                                       -----------------------   -----------------------
                                          1996         1995         1996         1995
                                       ----------   ----------   ----------   ----------
Revenues                               $    5,451   $    4,534   $   10,119   $    8,711
Cost of revenues                            2,699        2,464        5,260        4,835
                                       ----------   ----------   ----------   ----------
Gross margin                                2,752        2,070        4,859        3,876
                                       ----------   ----------   ----------   ----------
OPERATING EXPENSES:
  Marketing and sales expense               1,455        1,444        2,986        2,843
  General and administrative expense        1,149        1,021        2,182        1,989
  Research and development expense            430          327          783          666
                                       ----------   ----------   ----------   ----------
    Total operating expenses                3,034        2,792        5,951        5,498
                                       ----------   ----------   ----------   ----------
Loss From Operations                         (282)        (722)      (1,092)      (1,622)

OTHER INCOME (EXPENSE):

  Interest income                              65          110          153          236
  Interest expense                            (11)         (17)         (23)         (36)
  Other, net                                  (10)           5           (5)           5
                                       ----------   ----------   ----------   ----------
                                               44           98          125          205
                                       ----------   ----------   ----------   ----------
Net Loss                               $     (238)  $     (624)  $     (967)  $   (1,417)
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------
Loss per share (note 2)                $    (0.01)  $    (0.03)  $    (0.05)  $    (0.08)
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------
Weighted average common shares         18,382,290   18,314,955   18,377,629   18,313,670
                                       ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------

                SPECTRANETICS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (In Thousands, Except Shares and Per Share Amounts)
- -----------------------------------------------------------------------------


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     1996       1995
                                                    ------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (967)   $(1,417)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
  Depreciation and amortization                      1,405      1,472
  Net change in operating assets and liabilities      (491)      (860)
                                                    ------    -------
    Net cash used by operating activities              (53)      (805)
                                                    ------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (186)       (30)
  Decrease (increase) in short-term investments         91       (314)
                                                    ------    -------
    Net cash used by investing activities              (95)      (344)
                                                    ------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock            68         33
  Principal payments on obligations under
   capital leases and note payable                    (126)      (153)
                                                    ------    -------
    Net cash used by financing activities              (58)      (120)
                                                    ------    -------
Effect of exchange rate changes on cash                (42)        34
                                                    ------    -------
Net decrease in cash and cash equivalents             (248)    (1,235)
Cash and cash equivalents at beginning of period     3,115      3,672
                                                    ------    -------
Cash and cash equivalents at end of period          $2,867     $2,437
                                                    ------    -------
                                                    ------    -------
Supplemental disclosures of cash flow
 information -- cash paid for interest              $   39     $   57
                                                    ------    -------
                                                    ------    -------
Supplemental disclosure of non-cash
 investing and financing activities:
  Transfers from inventory to equipment held
   for rental or loan                               $   28     $   72
                                                    ------    -------
                                                    ------    -------

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

(3)  INVENTORIES

     Components of inventories are as follows (in thousands):

                            June 30, 1996   December 31, 1995
                            -------------   -----------------
          Finished Goods      $   665            $   843
          Work in Process         639                543
          Raw Materials           484                532
                              -------            -------
                              $ 1,788            $ 1,918
                              -------            -------
                              -------            -------

(4)  DEFERRED REVENUE

     The Company has various product maintenance contracts. Revenue from product maintenance contracts is deferred and recognized ratably over the contract period. Deferred revenue related to such contracts was approximately $640,000 and $606,000 at June 30, 1996 and December 31, 1995, respectively.

     Additional deferred revenue in the amount of $4,000 and $42,000 at March 31, 1996 and December 31, 1995, respectively, relates to a sales contract that requires the Company to buy back the product if the customer is not satisfied. Revenue will be recognized when the buyback provisions expire unexercised.

(5)  ACCOUNTING PRONOUNCEMENTS

     Statement of Finanancial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121) was issued in
March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 during the first quarter of 1996 and its adoption did not have an effect on the consolidated financial statements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1995:

REVENUES

     Revenue for the three and six months ended June 30, 1996 increased $917,000 (20%) and $1,408,000 (16%), respectively, as compared to the same period last year. The increases are primarily attributable to increased disposable catheter revenue resulting from usage of the Company's Vitesse-TM-E-II catheter combined with catheters sold in support of the ongoing clinical trials in the United States and Europe. The Company continues to focus on increased utilization of its disposable fiber-optic catheters, including expanding the applications of the Company's technology.

     Fluctuations in foreign currency exchange rates during the three months and six months ended June 30, 1996 compared to the same period in 1995 caused a decrease in revenues of 3% and 2%, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)

Gross Margin

     Gross margin percentages for the three and six months ended June 30, 1996 were 50% and 48%, respectively, compared to 46% and 44% for the three and six months ended June 30, 1995. The improvement in gross margin percentages is due to greater manufacturing efficiencies realized by increased unit volumes of catheters.

OPERATING EXPENSES

     Total operating expenses for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 increased $242,000, or 9%, due to research and development costs associated with the Company's ongoing clinical trials and administrative costs associated with the adoption of a shareholder rights plan and the filing of a shelf registration statement. Marketing and sales expenses for the three months ended June 30, 1996 were substantially the same as in the comparable period in 1995. In accordance with the Company's efforts to broaden applications of the Company's technology, the Company expects research and development expenses to increase in the future, primarily in the area of clinical studies.

     Fluctuations in foreign currency exchange rates during the three months ended June 30, 1996 compared to the same period in 1995 caused a decrease in expenses of 2%.

     Operating expenses for the six months ended June 30, 1996 compared to the same period in 1995 increased $453,000, or 8%. The increase is due to
(1) increased clinical study costs associated with the ongoing total occlusion device and pacing lead removal clinical trials; (2) increased staffing of clinical support personnel in Europe and growth in commission costs, which is consistent with the growth in revenues; and (3) increased administrative expense associated with the adoption of a shareholder rights plan and the filing of a shelf registration statement.

     Fluctuations in foreign currency exchange rates during the six months ended June 30, 1996 compared to the same period in 1995 caused a decrease in expenses of 1%.

OTHER INCOME

     Other income decreased $54,000 (56%) and $80,000 (39%), respectively, for the three and six months ended June 30, 1996 compared to the same periods in 1995. The decrease is due to lower investment yields earned on investment securities combined with a decrease in investment securities held at June 30, 1996 as compared to June 30, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had cash, cash equivalents and investment securities of $6,708,000. The Company increased its cash, cash equivalents and investment securities balance by $207,000 during the three months ended June 30, 1996. Management believes that the Company's liquidity and capitalization will be sufficient to meet short-term operating needs. Continued revenue increases over current levels will be necessary to sustain the Company over the longer term.

                     PART II.---OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

          None

ITEM 2.   CHANGES IN SECURITIES

     Pursuant to a shareholders rights plan adopted on May 6, 1996, the Company declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of The Spectranetics Corporation common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $25.00. The Rights will be exercisable if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the common stock; provided, however, that if any person or group owns 15% or more of the Company's common stock as of May 6, 1996, then the Rights would become exercisable with respect to such person or group only after such person or group acquires beneficial ownership of any additional shares of the Company's common stock. The Company's Board of Directors will be entitled to redeem the Rights at $.001 per Right at any time before the tenth day after a person or group has acquired 15% or more of the outstanding common stock.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Shareholders held on June 12, 1996, Emile J. Geisenheimer was re-elected as a director to hold office for a three-year term. A total of 14,537,177 shares voted in favor of this nominee and 376,272 shares withheld authority.

          In addition, the shareholders approved the following:

       - Approval of an amendment to the Company's Stock Option Plan which increases the number of shares authorized to be issued under such plan from 1,200,000 to 2,100,000 shares. There were 15,711 broker non-votes, 13,728,513 shares voted in favor of this proposal, 1,086,971 voted against this proposal, and 82,254 shares abstained from voting.

       - Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year 1996. There were no broker non-votes, 14,810,127 shares voted in favor of this proposal, 50,047 voted against this proposal, and 53,275 shares abstained from voting.

ITEM 5.   OTHER INFORMATION
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS
               None

          (b)  REPORTS ON FORM 8-K
               Form 8-K dated May 6, 1996, filed with the Commission on May 17, 1996, related to the adoption of the Company's Shareholders Rights Plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPECTRANETICS CORPORATION
                                                (Registrant)


August 14, 1996                        By: /s/ James P. McCluskey
                                           ----------------------------------
                                               James P. McCluskey
                                               Vice President, Finance
                                               Secretary/Treasurer and
                                               Principal Financial Officer