Form 10-Q
period 1996-09-30
SPECTRANETICS CORP
filed 1996-11-14
CIK 789132

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                  FORM 10-Q

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                             September 30, 1996

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

     As of October 31, 1996, there were 18,491,445 outstanding shares of Common Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       PART I---FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         1996          1995
                                                     ------------   ------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                            $  1,986      $  3,115
  Investment securities                                   5,125         3,932
  Trade accounts receivable                               4,415         2,860
  Inventories  (note 3)                                   1,685         1,918
  Prepaid expenses and other current assets                 649         1,017
                                                       --------      --------
       Total current assets                              13,860        12,842
                                                       --------      --------
  Property and equipment, net                             3,334         3,952
  Goodwill and other intangible assets, net               6,708         7,795
  Other assets                                              395           424
                                                       --------      --------
                                                       $ 24,297      $ 25,013
                                                       --------      --------
                                                       --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities             $  4,086      $  3,710
  Deferred revenue (note 4)                                 716           648
  Current portion of note payable                            75            71
  Current portion of capital lease obligations               91           112
                                                       --------      --------
       Total current liabilities                          4,968         4,541
                                                       --------      --------
  Lease payable and deferred rent concessions,
    net of current portion                                   31           107
  Note payable, net of current portion                      445           520
  Capital lease obligations, net of current portion          40            98
                                                       --------      --------
       Total long-term liabilities                          516           725
                                                       --------      --------
       Total liabilities                                  5,484         5,266
                                                       --------      --------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value.  Authorized
    5,000,000 shares; none issued                            --            --
  Common stock, $.001 par value.  Authorized
    25,000,000 shares; issued and outstanding
    18,491,445 and 18,281,779, respectively                  18            18
  Additional paid-in capital                             83,356        83,139
  Cumulative foreign currency translation adjustment          3           118
  Accumulated deficit                                   (64,564)      (63,528)
                                                       --------      --------
       Total shareholders' equity                        18,813        19,747
                                                       --------      --------
                                                       $ 24,297      $ 25,013
                                                       --------      --------
                                                       --------      --------

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------

                                        Three Months Ended Sept 30,    Nine Months Ended Sept 30,
                                        ---------------------------    --------------------------
                                            1996           1995           1996           1995
                                         ----------     ----------     ----------     ----------

Revenues                                 $    5,595     $    4,331     $   15,714     $   13,042
Cost of revenues                              2,784          2,413          8,045          7,248
                                         ----------     ----------     ----------     ----------
Gross margin                                  2,811          1,918          7,669          5,794
                                         ----------     ----------     ----------     ----------

OPERATING EXPENSES:

  Marketing and sales expense                 1,516          1,239          4,503          4,083
  General and administrative expense            973            941          3,154          2,930
  Research and development expense              466            303          1,248            969
                                         ----------     ----------     ----------     ----------
       Total operating expenses               2,955          2,483          8,905          7,982
                                         ----------     ----------     ----------     ----------

LOSS FROM OPERATIONS                           (144)          (565)        (1,236)        (2,188)

OTHER INCOME (EXPENSE):

  Interest income                                84            105            238            341
  Interest expense                              (10)           (16)           (34)           (51)
  Other, net                                      1             58             (4)            63
                                         ----------     ----------     ----------     ----------
                                                 75            147            200            353
                                         ----------     ----------     ----------     ----------
NET LOSS                                 $      (69)    $     (418)    $   (1,036)    $   (1,835)
                                         ----------     ----------     ----------     ----------
                                         ----------     ----------     ----------     ----------
LOSS PER SHARE  (note 2)                 $       --     $    (0.02)    $    (0.06)    $    (0.10)
                                         ----------     ----------     ----------     ----------
                                         ----------     ----------     ----------     ----------
WEIGHTED AVERAGE COMMON SHARES           18,462,133     18,341,621     18,406,003     18,323,089
                                         ----------     ----------     ----------     ----------
                                         ----------     ----------     ----------     ----------

               THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                     1996          1995
                                                                     ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $(1,036)      $(1,835)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
     Depreciation and amortization                                  2,072         2,235
     Net change in operating assets and liabilities                  (709)       (1,143)
                                                                 --------       -------

         Net cash provided from (used by) operating activities        327          (743)
                                                                 --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (288)          (73)
     (Increase) decrease in short-term investments                 (1,193)          593
                                                                 --------       -------
         Net cash used by investing activities                     (1,481)          520
                                                                 --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                        217            44
     Principal payments on obligations under
         capital leases and note payable                             (150)         (187)
                                                                 --------       -------
         Net cash used by financing activities                         67          (143)
                                                                 --------       -------
Effect of exchange rate changes on cash                               (42)           25
                                                                 --------       -------
Net decrease in cash and cash equivalents                          (1,129)         (341)
Cash and cash equivalents at beginning of period                    3,115         3,672
                                                                 --------       -------
Cash and cash equivalents at end of period                        $ 1,986       $ 3,331
                                                                 --------       -------
                                                                 --------       -------
Supplemental disclosures of cash flow information --
     cash paid for interest                                           $44           $65
Supplemental disclosure of non-cash investing
     and financing activities:
     Transfers from inventory to equipment held for rental
          or loan                                                     $17           $61
                                                                 --------       -------
                                                                 --------       -------

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

(3)  INVENTORIES

     Components of inventories are as follows (in thousands):


                                September 30, 1996         December 31, 1995
                                ------------------         -----------------

     Finished Goods                $  619                        $ 843
     Work in Process                  587                          543
     Raw Materials                    479                          532

                                   ------                        ------
                                   $1,685                        $1,918
                                   ------                        ------
                                   ------                        ------

(4)  DEFERRED REVENUE

     The Company has various product maintenance contracts. Revenue from product maintenance contracts is deferred and recognized ratably over the contract period. Deferred revenue related to such contracts was approximately $716,000 and $606,000 at September 30, 1996 and December 31, 1995, respectively.

     Additional deferred revenue in the amount of $42,000 at December 31, 1995 relates to a sales contract that requires the Company to buy back the product if the customer is not satisfied. As of September 30, 1996, the buyback provision had expired and revenue of $42,000 was recorded in the statement of operations during the nine months ended September 30, 1996.

(5)  ACCOUNTING PRONOUNCEMENTS

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
          AND FINANCIAL CONDITION
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

REVENUES

     Revenues for the three and nine months ended September 30, 1996 increased $1,264,000 (29%) and $2,672,000 (20%), respectively, as compared to the same period last year. The increases for the three months ended September 30, 1996 are due primarily to increased sales of laser systems followed by continued strong growth in catheter sales. Laser system sales increased as a result of system placements in the Company's export markets, which did not occur during the three months ended September 30, 1995. The increase in catheter sales is largely attributable to the successful product introduction of the Vitesse-Registered Trademark- E-II along with sales of the Spectranetics Laser Sheath (SLS-TM-) used in connection with the PLEXES clinical trial. For the nine months ended September 30, 1996 as compared to the same period in 1995, the revenue growth was achieved principally from catheter sales resulting from the Company's ongoing clinical trials relating to SLS-TM- and the Prima-Registered Trademark- laser guidewire.
Additionally, the introduction of the FDA market-released Vitesse-Registered Trademark- E-II catheter, which was released for distribution in the first quarter of 1996, contributed to catheter sales growth. Increased system placements in export markets also contributed to the revenue growth during the nine months ended September 30, 1996.

     Foreign currency fluctuations resulting from the strengthening of the U.S. dollar against the Dutch guilder caused a decrease in revenues of $62,000 and $248,000, respectively, during the three and nine months ended September 30, 1996.

GROSS MARGIN

     Gross margin percentages for the three and nine months ended September 30, 1996 were 50% and 49%, respectively, compared to 44% and 44% for the three and nine months ended September 30, 1996. The improvement in gross margin percentages is due to greater manufacturing efficiencies realized by increased unit volumes of catheters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

OPERATING EXPENSES

     Total operating expenses for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 increased $472,000, or 19%, primarily due to research and development costs associated with the Company's ongoing clinical trials and costs associated with additional headcount within the Company's sales organization. In accordance with the Company's efforts to broaden applications of the Company's technology, the Company expects research and development expenses to increase in the future, primarily in the area of clinical studies.

     Fluctuations in foreign currency exchange rates during the three months ended September 30, 1996 compared to the same period in 1995 caused a decrease in expenses of $34,000.

     Operating expenses for the nine months ended September 30, 1996 compared to the same period in 1995 increased $923,000, or 12%. The increase is due to (1) increased staffing within the Company's worldwide sales organization and growth in commission costs associated with growth in revenues; (2) increased clinical study costs associated with the ongoing clinical trials relating to SLS-TM- and the Prima-Registered Trademark- laser guidewire; and
(3) increased administrative expense associated with the adoption of a shareholder rights plan and the filing of a shelf registration statement.

     Fluctuations in foreign currency exchange rates during the nine months ended September 30, 1996 compared to the same period in 1995 caused a decrease in expenses of $125,000.

OTHER INCOME

     Other income decreased $72,000 (49%) and $153,000 (43%), respectively, for the three and nine months ended September 30, 1996 compared to the same periods in 1995. The decrease is due to lower investment yields earned on investment securities combined with a decrease in the average balance of investment securities held during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash, cash equivalents and investment securities of $7,111,000. The Company increased its cash, cash equivalents and investment securities balance by $403,000 during the three months ended September 30, 1996. Management believes that the Company's liquidity and capitalization will be sufficient to meet short-term operating needs. Continued revenue increases over current levels will be necessary to sustain the Company over the longer term.

                        PART II.---OTHER INFORMATION
-------------------------------------------------------------------------------

ITEMS 1-4.  NONE

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

                                       THE SPECTRANETICS CORPORATION
                                                (Registrant)


November 13, 1996                       By: /s/ James P. McCluskey
                                           ------------------------------------
                                                James P. McCluskey
                                                Vice President, Finance
                                                Secretary/Treasurer and
                                                Principal Financial Officer