Form 10-K
period 1996-12-31
SPECTRANETICS CORP
filed 1997-03-31
CIK 789132

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       FOR THE YEAR ENDED DECEMBER 31, 1996

                                        OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NUMBER 0-19711

                           THE SPECTRANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)

             DELAWARE                     0-19711               84-0997049
(State or other jurisdiction of    (Commission File No.)     (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                96 TALAMINE COURT
                         COLORADO SPRINGS, COLORADO 80907
              (Address of principal executive offices and zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (719) 633-8333

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             COMMON STOCK, $.001 PAR VALUE
                                  (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [x]           No  [ ]

[ ]  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the Registrant, as of February 28, 1997 computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $68,280,000.

     As of February 28, 1997, there were outstanding 18,592,677 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1997, are incorporated by reference into Part III as specified.

-----------------------------------------------------------------------------

                              Total Pages 53
                         Exhibit Index on Page 30

                               TABLE OF CONTENTS

PART I.......................................................................  3

ITEM 1. BUSINESS.............................................................  3
   General...................................................................  3
   Interventional Cardiovascular Therapies...................................  4
   Electrophysiology - Lead Extraction.......................................  6
   Products..................................................................  6
   Marketing Strategy........................................................  7
   Business Units............................................................  8
   Government Regulation..................................................... 10
   Competition............................................................... 12
   Patents and Proprietary Rights............................................ 12
   Research and Development.................................................. 13
   Third-Party Reimbursement................................................. 14
   Polymicro Technologies, Inc............................................... 14
   Employees................................................................. 15
   Risk Factors.............................................................. 15
ITEM 2. PROPERTIES........................................................... 21
   Facilities................................................................ 21
ITEM 3. LEGAL PROCEEDINGS.................................................... 21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 21

PART II...................................................................... 21

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS.................................................. 21
ITEM 6. SELECTED FINANCIAL DATA.............................................. 22
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS................................................ 23
   Overview.................................................................. 23
   Year Ended December 31, 1996 vs. Year Ended December 31, 1995............. 24
   Year Ended December 31, 1995 vs. Year Ended December 31, 1994............. 24
   Income Taxes.............................................................. 25
   Liquidity and Capital Resources........................................... 25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................... 26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE............................................. 26

PART III..................................................................... 26

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................. 26
ITEM 11.  EXECUTIVE COMPENSATION............................................. 26
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION...S.................. 26

PART IV...................................................................... 26

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K... 26

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................... 29

EXHIBIT INDEX................................................................ 30

PART I

     The information set forth in "Business" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results or differ materially from those set forth in the forward-looking statements are set forth below and include the following: market acceptance of excimer laser angioplasty technology, technological changes resulting in product obsolescence, the inability to obtain patents with respect to new products, adverse state or federal legislation and regulation, availability of third-party component products at reasonable prices, and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission as well as those set forth in "Risk Factors" in this
Item 1.

ITEM 1.  BUSINESS

GENERAL

     The Spectranetics Corporation (the "Company") is a Delaware corporation formed in 1984. On June 10, 1994, the Company completed a merger with Advanced Interventional Systems, Inc. ("LAIS") in which LAIS became a wholly-owned subsidiary of the Company. As a result of the merger with LAIS, the Company also acquired Polymicro Technologies, Inc. ("Polymicro"), a subsidiary of LAIS located in Phoenix, Arizona, which manufactures drawn silica glass products. Polymicro is more fully described herein under the section titled "Polymicro Technologies, Inc." for distinction purposes throughout the course of this Form 10-K, the Company will be referred to as "SPNC" in connection with its interventional cardiology business and will be referred to as "the Company" in connection with the combined operations of SPNC and its subsidiaries.

     SPNC develops, manufactures and markets a proprietary excimer laser system (CVX-300-Registered Trademark- laser unit and various laser energy delivery devices) for the ablation (removal) of tissue, specifically addressing multiple cardiovascular disorders. The CVX-300-Registered Trademark- laser unit is currently used for the recanalization of clogged blood vessels (angioplasty). Clinical trials are underway which investigate the use of excimer laser technology for the removal of lead wires for heart pacemakers and for the treatment of totally occluded arteries.

     SPNC's first prototype CVX-300-Registered Trademark- laser unit was placed at the Texas Heart Institute in Houston in 1987. The first clinical case as an adjunct to bypass surgery was performed in 1988. The first Investigational Device Exemption ("IDE") for percutaneous coronary laser angioplasty was received from the United States Food & Drug Administration ("FDA") in May 1989. In February 1991, SPNC submitted a premarket approval application ("PMA") to the FDA for its CVX-300-Registered Trademark- excimer laser unit and its 1.4 and 1.7 millimeter diameter coronary catheters. The FDA's panel conducted its public review in November 1991, which resulted in a unanimous recommendation for approval of use of the CVX-300-Registered Trademark- unit and the 1.4 and 1.7 millimeter diameter laser catheters. On February 19, 1993, FDA completed its review of SPNC's PMA and issued an approval for the SPNC CVX-300-Registered Trademark- excimer laser unit and the 1.4 and 1.7 millimeter diameter laser catheters for the following six indications for use in the treatment of coronary artery disease: saphenous vein graft lesions, ostial lesions, long lesions, moderately calcified stenosis, total occlusions, and lesions previously failed by balloon dilatations. With this approval SPNC was able to expand its marketing in the United States beyond its investigational sites.

     In late 1993, the Extreme-Registered Trademark- laser catheter received FDA approval. This over-the-wire, high-performance catheter was SPNC's first high-performance, metal rim tip catheter. SPNC received FDA approval in October 1994 to market its Vitesse-Trademark- C line of excimer laser catheters. This line of catheters incorporates a concentric, fast-exchange design for ease of access in more tortuous coronary anatomy. In November 1994, SPNC also received ISO 9001 certification from the TUV Product Service GmbH in Munich, Germany (European equivalent to the FDA) which allowed SPNC to market its products in the European Community within compliance of the EN 29 001/ISO 9001 and EN 46 001. In May 1995, SPNC received FDA approval to market its Vitesse-Trademark- C and Extreme-Registered Trademark- excimer laser catheters for use with the Dymer-Registered Trademark- 200+ laser systems manufactured by LAIS. The approval of this "cross-coupler" device expanded the therapeutic range of the Dymer-Registered Trademark- 200+ systems to include the usage of all six excimer laser coronary indications. In July 1995, SPNC received FDA approval to market the Vitesse-Trademark-E excimer laser catheter. This catheter is designed to treat lesions with eccentric characteristics within the six indications group for use in the treatment of coronary artery disease. As of March 1997, SPNC has received CE mark registration for all of its products. The CE (Communaute Europeene) mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

INTERVENTIONAL CARDIOVASCULAR THERAPIES

     Atherosclerosis is the partial or total blockage of arteries due to accumulated plaque (lesions) on the walls of arteries. Cardiovascular disease is the leading cause of death in the United States, accounting for approximately one million, or one-half, of all deaths annually. According to the American Heart Association, 1,500,000 new cases of heart attacks or angina (chest pain due to heart disease) are reported each year.

     Interventional medical treatment for atherosclerosis includes bypass surgery, a highly invasive procedure by which blood flow is redirected through a grafted vein, and minimally invasive angioplasty procedures such as balloon angioplasty, stent implantations, atherectomy and laser angioplasty, which improve blood flow by reshaping or removing the obstructing plaque.
The treatment selected is based primarily on the number of lesions and lesion characteristics found in the arteries, including length, configuration, degree of calcification, and location in the arteries.

     BYPASS SURGERY. Bypass surgery involves the grafting of a vein to redirect blood flow around an occluded artery. Approximately 400,000 coronary bypass surgeries were performed worldwide in 1996(1). Bypass surgery is typically performed when physicians determine that other less invasive procedures are not likely to be effective. Of all current available invasive treatments, bypass surgery is by far the most invasive and the most traumatic.

     PTCA. Percutaneous transluminal coronary angioplasty is a non-invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and performed by interventional cardiologists. PTCA works by increasing the lumen of the diseased coronary artery, thus increasing blood flow to the heart. Balloon angioplasty dilatation catheters and stents are the principal products used for PTCA.

     PTA. Percutaneous transluminal angioplasty is also a non-invasive medical procedure performed by interventional radiologists used to treat peripheral (lower limb) artery diseases. PTA also works by increasing the lumen of the diseased artery. Balloon angioplasty dilatation catheters and stents are the principal products used for PTA.

ANGIOPLASTY TECHNIQUES

     SPNC's market is divided into two segments: coronary artery lesions and lower limb artery lesions. Both market segments are divided into a bypass surgery section and an angioplasty section. The worldwide bypass surgery market is estimated at more than 750,000 procedures per year while the worldwide angioplasty market is estimated to be more than 1,000,000 procedures per year. (1)

     The angioplasty sections of the coronary and peripheral market segments are strongly dominated by balloon angioplasty. The number of balloon angioplasty treatments has surpassed the number of bypass surgery procedures on a worldwide basis.

-----------------------

(1) Amounts were estimated by the Company based on extrapolation from available industry data. Patient population estimates are inherently subject to uncertainties, and the Company is unable to dermine with any degree of certainty the number of such procedures for any indication or the number of patients who are suitable for treatment using the various procedures.

     The continuing problem of long term restenosis (re-occlusion of the arteries) after interventional treatments of lesions has encouraged scientists and medical device companies to attempt to develop supplementary or substitutional techniques in addition to conventional balloon angioplasty. The following angioplasty techniques require that a guidewire cross the lesion for these procedures to be employed.

     BALLOON ANGIOPLASTY. Balloon angioplasty is the most common minimally invasive procedure for treating atherosclerosis. During the last decade balloon angioplasty became the most common cardiovascular intervention. In 1996, there were approximately 800,000 coronary balloon angioplasty
procedures performed worldwide.(2)   Balloon angioplasty involves threading a
balloon-tipped catheter over a guidewire and into an artery through a small incision in the patient's arm or leg. When positioned at a lesion, hydraulic pressure is used to inflate the balloon to a particular diameter. The atherosclerosis plaque (atheroma) is pushed aside within the vessel and the artery is widened, thereby improving blood flow.

     STENTS. Intracoronary stents were approved by the FDA in 1994. It is estimated that more than 300,000 stents were implanted in patients in 1996. (2) The stent is a thin, slotted tube or coil which acts as scaffolding to hold the artery open. The stent procedure involves mounting a stent on a balloon catheter, threading the balloon and stent across the lesion, and expanding the stent against the vessel wall by inflating the balloon. The stent differs from other angioplasty techniques in that it is permanently implanted.

     ATHERECTOMY AND ROTOBLATION. Atherectomy is another technique used to treat coronary artery disease. This procedure involves removing atheroma from the coronary lesion to help widen the artery. Rotational cutters and rotational burrs are the most common atherectomy methods. This procedure involves threading the atherectomy catheter over a guidewire to the lesion, cutting the atheroma from the lesion site, and completing the procedure with a balloon or stent. One device cuts away plaque and deposits it into an attached canister. This device has been approved for a limited set of coronary indications. A second atherectomy device utilizes a spinning burr to grind away plaque and has received approval in a broad set of indications.

     EXCIMER LASER ABLATION. Excimer laser ablation removes plaque by delivering excimer laser energy to the lesion through a laser catheter.
Laser ablation involves the insertion of a laser catheter into an artery through a small incision in the patient's leg. The catheter is advanced over a guidewire to the location of the lesion. When the tip of the catheter has reached the lesion, the physician activates the laser beam in order to ablate the plaque.

     Excimer laser energy uses electrically excited xenon chloride molecules to generate a pulsed 308 nanometer wavelength ultraviolet laser beam. This laser beam breaks the molecular bonds of plaque in a process known as thermal and photo dynamic ablation, without significant thermal damage to surrounding tissue. In order to improve blood flow, the physician generally follows a laser angioplasty treatment with adjunctive balloon angioplasty. The laser catheter is designed for ease of use and utilizes all the same ancillary equipment required for a balloon procedure. The laser catheter is typically smaller in size than other atherectomy devices, which results in smoother, less traumatic access to the lesion site.

-----------------------

(2) Ibid, p.4
                                       Page 5

ELECTROPHYSIOLOGY - LEAD EXTRACTION

     There are approximately 300,000 heart pacemaker lead implants performed annually worldwide.(3) SPNC has estimated that between 5 and 10 percent of these leads may require removal at some time. It is also estimated that approximately 10 percent of all lead implants are replacements for previously implanted leads. Due to the difficulty of removing old leads, physicians typically do not remove old leads unless they are life-threatening. Primary methods available to remove implanted leads at this time include open heart surgery and transvenous extraction with plastic sheaths. The surgery option is costly and can be traumatic to the patient. The percutaneous sheath method is less invasive but requires mechanical force to extract leads heavily embedded in scar tissue. Using excessive mechanical force to extract the lead may result in damage to the cardiovascular system and may result in the lead disassembling during the extraction procedure.

     SPNC has designed a laser-assisted pacing-lead removal device, or laser sheath, to extract the implanted lead with minimal force. The laser sheath uses excimer laser energy to cut through the scar tissue surrounding the lead to facilitate removal. The device is basically a large lumen, fiber-optic catheter, sized to fit over the implanted lead. The laser sheath is threaded over the lead, advanced down the lead, and the laser is activated to ablate through scar tissue at binding sites until the lead is free. The device uses 100 micron fiber technology for efficient ablation, patented fiber stranding design for durability and flexibility, and metal rim tip design. SPNC conducted a prospective, randomized clinical trial to support its PMA for lead extraction, which was filed with the FDA in November 1996. SPNC was granted expedited review status by the FDA in December 1996 and is awaiting final review by the FDA. In March 1997, SPNC received an EC Design Examination Certificate for its lead extraction products which will allow SPNC to market these products in Europe with the CE mark.


PRODUCTS

     CVX-300-Registered Trademark- LASER UNIT. The CVX-300-Registered Trademark- laser unit is a proprietary excimer laser designed specifically for use in cardiovascular applications. When coupled with SPNC's laser devices, the system generates and delivers 308 nanometer wavelength ultraviolet light pulses to a lesion in order to ablate plaque. The current list price of the CVX-300-Registered Trademark- is $195,000. SPNC also offers various financing options which include leasing and rental programs. Clinical results from the first 2,000 coronary procedures using the laser system achieved approximately 90 percent clinical success rate. A clinical success is defined as a reduction in the size of the lesion to less than 50 percent of the diameter of the artery without heart attack, death, or the need for emergency bypass surgery during hospitalization. SPNC believes that the CVX-300-Registered Trademark- unit offers the following characteristics:

          REDUCED PROCEDURE TIME. Patient outcome audits, which compared excimer laser procedures to balloon angioplasty and rotational atherectomy, reveal the excimer laser method shortens procedure times and reduces radiation exposure from fluoroscopic imaging used during the procedure to the patient, thereby improving lab efficiency.

          EASE OF USE. During a laser procedure, it may be necessary to adjust laser energy output. The CVX-300-Registered Trademark- laser unit is computer-controlled, which allows the physician to change energy levels without interrupting the treatment to remove the catheter from the patient for recalibration. This feature also enables the physician to begin the procedure with the minimum level of energy required and, if necessary, to adjust the energy level easily during the procedure.

          SMALL SIZE. Space in cardiac catheterization labs is usually limited. In addition, many hospitals have multiple catheterization labs. As a result of a number of proprietary and patented laser and catheter design features, the CVX-300-Registered Trademark- laser unit typically requires five minutes for set up. This combination of features allows the CVX-300-Registered Trademark- laser unit to be transported easily between laboratories within the hospital as needed.


---------------------
(3) Ibid, p. 4

     DISPOSABLE LASER DEVICES. As an integral part of the excimer laser system, SPNC has developed a broad selection of proprietary laser devices designed to meet physician needs and multiple indications for use.

     Early laser catheters contained only a few large optical fibers to transmit the laser energy. These early devices were stiff, had difficulty accessing arterial anatomy, and suffered from poor ablation characteristics. Current innovative laser catheter designs contain hundreds of very small in diameter and flexible fibers that can access more difficult coronary anatomy. The smaller fiber also produces a better laser energy distribution at the tip of the catheter for improved ablation.

     Laser catheters are designed to have several advantages over other atherectomy devices. These catheters, which SPNC produces in sizes ranging from 1.4 to 2.0 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic extrusion. Fibers are coupled to the laser using a patented intelligent connector design. This design requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300-Registered Trademark-laser unit computer, which controls the calibration cycle. During 1992, SPNC acquired exclusive rights to a lubricious coating, which in certain catheter lines reduces friction and enhances trackability and control of the device. The catheter's combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions.

     SPNC's laser catheter product line includes the Extreme-Registered Trademark- catheter, Vitesse-TM- C fast-exchange catheter and the Vitesse-TM-E catheter. The refined construction of these catheters is designed to provide improved trackability, reachability and improved tactile feedback. These improvements are aimed at providing uniform and precise ablation of plaque and more accurate catheter placement.

     EXTREME-Registered Trademark- LASER CATHETER. In October 1993, the FDA market-released the Extreme-Registered Trademark- laser catheter, which was SPNC's first high performance coronary laser catheter. It is an over-the-wire ("OTW") catheter which has enhanced flexibility and ablation at lower energy settings, resulting in improved performance. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easier access. The Extreme-Registered Trademark- laser catheter is available in 2.0mm tip diameters.

     VITESSE-TM- C LASER CATHETER. The Vitesse-TM- C laser catheter, FDA market-released in October 1994, is a rapid-exchange, concentric version of the Extreme-Registered Trademark- catheter. Utilizing patented design technology, the Vitesse-TM- C can be threaded onto and exchanged over a guidewire more conveniently than other OTW models. It is also compatible with a wide range of guidewires. The performance features seek to provide quicker procedures, ease of use, less radiation exposure to the patient and lab staff, and requires only a single operator. This catheter is available in 1.4mm, 1.7mm, and 2.0mm tip diameters.

     VITESSE-TM- E LASER CATHETER. The Vitesse-TM- E eccentric laser catheter is SPNC's first directional coronary laser catheter. FDA market-released in July 1995, this catheter utilizes an eccentric fiber array at the tip that can be positioned by the operator to selectively ablate plaque. Many coronary lesions are eccentric in nature, and this catheter tip design is particularly suited for this indication. The Vitesse-TM- E catheter is available in 1.7mm tip diameter.


MARKETING STRATEGY

     In an effort to increase utilization and acceptance of excimer laser cardiovascular technology, SPNC focuses its marketing on expanding the application of excimer laser technology into other synergistic markets. SPNC has initially identified the following potential areas for expansion:

     LEAD EXTRACTIONS. A pacing lead, which is an electrical conductor, is placed in or on the surface of a patient's heart where a pacemaker is implanted. Once the lead is implanted in a patient, a number of clinical situations can arise that require the removal of the lead, which may include infection, product recall or product failure. Cardiac leads have been removed utilizing a number of techniques including simple traction, countertraction, and snaring. A controlled, randomized, clinical trial consisting of 318 patients conducted at 20 sites was commenced in November 1995 to determine the safety and efficacy of the Spectranetics Laser Sheath-TM-in the extraction of pacing leads or implantable cardioverter defibrillator
(ICD) leads. In December 1996, the Company was granted expedited PMA review by the FDA for the laser sheath product. There can be no assurances, however, that SPNC's PMA application for this device will be approved.

     CHRONIC TOTAL OCCLUSIONS. Total occlusion of one of the arteries is a common finding in angiographical diagnosis and typically cannot be treated with interventional techniques due to the difficulty in placing a wire across the lesion. Historically, chronic total occlusions of coronary arteries could only be treated with bypass surgery since there were no effective angioplasty techniques suitable for treating chronic total occlusions. SPNC has developed a laser guidewire, the Prima-Registered Trademark-, which allows laser energy to be used to assist in crossing total occlusions which have been resistant to traditional mechanical guidewires. In November 1994, the training phase of a 200-patient randomized study began in the United States following SPNC's IDE approval from the FDA for the Prima-Registered Trademark- laser guidewire. Fourteen U.S. sites are currently conducting clinical procedures in this program. In March 1997, SPNC requested the FDA to modify the study to a self-controlled study with patient selection, limited to patients who have previously failed attempts to be treated with conventional guidewires. The wire is shaped, steered and advanced similarly to a conventional coronary guidewire with an additional benefit of laser energy to assist in crossing the total occlusion. If the trial is successful, SPNC intends to file a PMA application for this device. European randomized trials using this device are continuing at 18 medical centers with 320 patients. There can be no assurances, however, that the clinical trials of the Prima-Registered Trademark- laser guidewire will result in favorable success rates or, if the trials are successful, that SPNC's PMA application for this device will be approved.

     RESTENOSED STENTS. Since Johnson & Johnson began general distribution of the Palmaz Schatz stent in 1994, its acceptance as a valuable treatment
option is clearly reflected in its widespread use.   It is estimated that
more than 300,000 stents were deployed in 1996.(4) However, between 20 and 30 percent of the stents, particularly long stents, may develop blockages due to restenosis or plaque buildup, which can lead to partial or total occlusion of the arteries. SPNC laser catheters are currently being studied for use in debulking stents which have restenosed. A retrospective trial examining laser treatment of stent restenosis involving 160 patients was completed in March 1997. The study examined the clinical outcome after six months' of diffuse restenosis in lesions greater than 70 percent occluded and longer than 5mm in length. In Europe, a surveillance registry has been maintained recording the clinical results of stent patients who have been treated with the laser.
SPNC intends to use the data from these two studies to support a submission to the FDA requesting a labeling change to add stent restenosis as an indication for laser angioplasty.

     PERIPHERAL VASCULAR DISEASE. The prevalent treatment option for total occlusions in the upper leg is bypass surgery, with amputation being required for critical limb ischemia (occluded arteries) below the knee. Approximately 100,000 upper bypass surgeries and 75,000 amputations were performed in 1996.(4) Laser catheters are being evaluated as an alternative treatment to both bypass surgery and amputation. A European controlled, randomized, multicenter trial was commenced in November 1996 with 360 patients at 6 investigational sites comparing excimer laser angioplasty with conventional guidewire, a special "step-by-step" excimer laser angioplasty technique, and balloon angioplasty. The study compares three different PTA treatments of chronic total occlusions longer than 10 centimeters in the superficial femoral arteries. SPNC is planning to expand this trial to include two U.S. centers during 1997. A study examining laser treatment in critical limb eschemia in patients not amenable to bypass surgery is expected to commence in 1997.


BUSINESS UNITS

     SPNC DOMESTIC. There are over 1,000 interventional cardiac catheterization laboratories in hospitals in the United States. SPNC's United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions which perform the majority of interventional procedures. SPNC's United States sales and marketing team consists of sales representatives, product managers, cardiology clinical specialists and medical equipment service engineers.


---------------------
(4) Ibid, p. 4

     SPNC has developed a customer training program which utilizes major
cardiology centers around the United States.   After initial customer
training, SPNC's field clinical specialists provide routine on-site customer support, including reviewing clinical results, training new hospital personnel and updating customers on new catheters and techniques.

     SPNC's service engineers are responsible for installation of each laser and participate in the training program at each site. SPNC provides a one-year warranty which includes parts, service and replacement gas. SPNC offers extended service to its customers pursuant to an annual service contract or on a fee-for-service basis.

     SPNC INTERNATIONAL. In 1993, SPNC began marketing and selling its products internationally through Spectranetics International, B.V., a wholly owned subsidiary ("Spectranetics International"), as well as through distributors. Currently, SPNC has distributors in the following regions:
Europe, South America, the Middle East and Asia.

     In Europe, there are 250,000 balloon angioplasty procedures performed in approximately 450 interventional cardiac catheterization laboratories. Heart disease is also treated by over 250,000 coronary bypass procedures.(5)

     Foreign sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and foreign medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected SPNC's business to date. See "Risk Factors - Exposure from International Operations."

     Revenues for Spectranetics International B.V. in 1996, 1995 and 1994, respectively, were $4,567,000, $4,263,000 and $2,183,000; and identifiable assets of Spectranetics International B.V. were approximately $2,660,000, $2,274,000 and $1,870,000 at December 31, 1996, 1995 and 1994, respectively.
Operating losses from foreign operations were approximately $404,000, $637,000 and $2,368,000 for the corresponding periods.

     In addition, through its United States operations, SPNC sold excimer laser units to customers in Hong Kong, Korea, Canada, and Thailand, resulting in revenue from lasers and catheters of approximately $961,000, $248,000 and $708,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     SPNC CUSTOM PRODUCTS. As a specialized technological division within the Company, SPNC Custom Products has established a marketing focus that is directed toward product-specific problem solving. The business development efforts of SPNC Custom Products are directed toward establishing relationships with medical product manufacturers in areas other than excimer laser application. The Company is evaluating opportunities for diversification of revenue growth as well as the expansion of the technology base at SPNC in medical product fields such as electrophysiology.

     POLYMICRO TECHNOLOGIES, INC. Polymicro operates as an independent subsidiary of the Company. Its markets are independent of the Company's core business. Polymicro's business and marketing is described under the section entitled "Polymicro Technologies, Inc." on page 14.





---------------------
(5) Ibid, p. 4

GOVERNMENT REGULATION

     In the United States, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetics Act ("FFDCA") and are classified into one of three categories. The CVX-300-Registered Trademark- laser unit and related devices are designated as Class III devices. Class III devices are devices that are represented to be life-sustaining or life-supporting, or that present potential unreasonable risk of illness or injury. Class III devices are subject to the most rigorous FDA approval process.

     Premarket approval of a Class III device generally requires the completion of three major steps. The first step involves the granting of an IDE by FDA which permits the proposed product to be used in controlled human clinical trials. Upon completion of a sufficient number of clinical cases to determine the safety and effectiveness of the proposed product for specific indications, a PMA is then prepared and submitted to FDA for review. The PMA application must contain the results of the clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities, and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional literature. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing.

     Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA, which represents the third major step in premarket approval of a Class III device. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. FDA is not bound by the recommendations of the advisory panel. Toward the end of the PMA review process, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable Good Manufacturing Practice ("GMP") requirements, which are outlined under FDA's Quality System regulation. If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluations of the PMA application or manufacturing facilities are not favorable, the FDA will deny approval of the PMA application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case PMA approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered in the original PMA.

     SPNC received its initial IDE to perform excimer laser percutaneous coronary angioplasty in May 1989. In February 1991, SPNC submitted its PMA application, which was accepted for filing by FDA in June 1991. On November 26, 1991, the Company's PMA was reviewed by a public advisory panel, and SPNC received a recommendation for approval of the CVX-300-Registered
Trademark- laser unit and two sizes of its soft-rim catheters. As part of the approval process, SPNC was inspected in October 1991 by FDA to verify its compliance with GMP requirements. The final step in the approval process, the issuance of a letter by FDA approving the application, occurred on February 19, 1993.

     In October 1993, SPNC received approval for a PMA supplement for its new Extreme-Registered Trademark- catheters. In October 1994, the FDA approved the Company's PMA supplement for its Vitesse-TM--C family of catheters. In

1995, SPNC received PMA supplement approval for a new inner catheter tubing, its Vitesse-TM- E catheter, an upgraded CVX-300-Registered Trademark- system software, and the cross-coupling of SPNC catheters on former LAIS Dymer-Registered Trademark- 200+ laser systems. There can be no assurance that FDA will approve the Company's current or future PMA supplements on a timely basis or at all. The absence of such approvals could have a material adverse impact on SPNC's ability to generate future revenues.

     Any products manufactured or distributed by the Company pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with GMP requirements, which impose certain process, procedure and documentation requirements upon the Company with respect to product development, manufacturing and quality assurance activities. FDA recently revised its GMP requirements. The new GMP requirements, which are outlined under the FDA's Quality System regulation, are more extensive than previous requirements. There can be no assurance that the Company will be able to attain or maintain compliance with GMP requirements.

     In addition, the Medical Device Reporting ("MDR") regulation obligates the Company to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to death or serious injury. There can be no assurance that the FDA would agree with the Company's determinations as to whether particular incidents meet the threshold for MDR reporting.

     Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

     Noncompliance with requirements under the FFDCA or the regulations thereunder can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket approval, withdrawal of marketing approvals, and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     International sales of SPNC's products are subject to foreign regulation, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require an FDA Certificate to Foreign Government verifying that the product complies with FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FFDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding GMP violations exist.

     SPNC is subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To date, compliance with such environmental regulations has not had a material effect on SPNC's capital expenditures or competitive position. See Risk Factors - "Costs and Uncertainty of Regulatory Compliance."

COMPETITION

     Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. Consequently, SPNC expects intense competition in the marketplace. Although market competition includes manufacturers of balloon angioplasty devices and stents, direct competition for SPNC comes from manufacturers of atherectomy devices. Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. Guidant Corporation, Boston Scientific Corporation and Johnson & Johnson Interventional Systems are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, SPNC anticipates that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for atherosclerosis. Johnson & Johnson Interventional Systems is the leading stent provider in the United States at this time. Manufacturers of atherectomy devices directly compete in the marketplace with laser angioplasty. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation), Interventional Technologies, Inc. and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). There is an excimer laser company in Germany, Medolas, which has performed excimer laser angioplasty in Europe. United States Surgical Corporation recently acquired an 80 percent interest in Medolas.

     SPNC believes that the primary competitive factors in the interventional cardiovascular market are: the ability to treat safely and effectively a variety of lesions; the impact of managed care practices and procedure costs; ease of use; and research and development capabilities. See "Risk Factors -Intense Competition."


PATENTS AND PROPRIETARY RIGHTS

     SPNC holds 30 issued United States patents and 2 European patents, and has 4 United States patent applications pending and 11 foreign patent applications pending. There can be no assurance that any patents currently applied for by SPNC will be granted or that any patents held by SPNC will be valid or sufficiently broad to protect SPNC's technology or to provide it with any competitive advantage. SPNC also relies on trade secrets and unpatented know-how to protect its proprietary technology, and SPNC may be vulnerable to competitors who attempt to copy SPNC's products or to gain access to its trade secrets and know-how.

     It is SPNC's policy to require its employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with SPNC. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions developed by the individual shall be the exclusive property of SPNC, other than inventions unrelated to SPNC's business and developed entirely on the employee's own time. There can be no assurance that these agreements will provide meaningful protection for SPNC's trade secrets in the event of unauthorized use or disclosure of such information.

     SPNC is aware of certain patents covering basic areas of laser technology which may be infringed by SPNC's products. SPNC has signed two non-exclusive, royalty-bearing license agreements for patents covering basic areas of laser technology. In addition, SPNC acquired an exclusive, royalty-bearing license for a proprietary catheter coating.

     Additional licenses held by SPNC include an exclusive license to patents covering laser-assisted lead removal and an exclusive license relating to certain aspects of excimer laser technology used by SPNC in its products.

     Litigation, which could result in substantial cost to and diversion of effort by SPNC, may be necessary to enforce patents issued to SPNC, to protect trade secrets or know-how owned by SPNC or to determine the scope and validity of the proprietary rights of others.

     Should it be determined that SPNC must obtain licenses to such patents, certain patents or proprietary technology, there can be no assurance that any such licenses would be available on favorable terms or at all, or that SPNC would be able to develop or otherwise obtain alternative technology. The failure of SPNC to obtain necessary licenses would have a material adverse effect on SPNC's ability to manufacture and sell its products. In addition, the costs associated with lawsuits and obtaining such licenses could have a significant negative effect on SPNC's cash resources and working capital.
See "Risk Factors - Uncertainty Related to Patents and Proprietary Rights."


RESEARCH AND DEVELOPMENT

     From inception through 1988, SPNC's primary emphasis in research and development was on the CVX-300-Registered Trademark- laser unit. Since 1988, SPNC's research and development efforts have focused on refinement of the CVX-300-Registered Trademark- laser unit and laser device technology. SPNC is also exploring additional applications for the CVX-300-Registered Trademark- laser unit and is developing advanced laser devices designed to facilitate greater use in existing applications.

     Substantially all of SPNC's research and development activities are performed by SPNC's team of research scientists, engineers and technicians. Research and development expense totaled approximately $1,684,000, $1,371,000, and $1,419,000 in 1996, 1995, and 1994, respectively. In 1994,
SPNC also expensed $4,391,000 as purchased in-process research and development which related to the merger with LAIS.


MANUFACTURING

     SPNC assembles and tests its entire product line and has vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by SPNC. SPNC believes that its level of manufacturing integration allows it to control costs, quality and process advancements, to accelerate new product development cycle time and to provide greater design flexibility.

     Raw materials, components and subassemblies used in SPNC's products are purchased from outside suppliers and are generally readily available from multiple sources. The glass rods used in the fabrication of optical fibers, however, are currently available from a single source, which holds worldwide patent rights on this material. Any interruption in the supply of these glass rods could have a material adverse impact on SPNC's ability to manufacture its catheters. Although SPNC anticipates that it will continue to receive an adequate supply of glass rods, it has taken steps to mitigate the effect of an interruption in supply by accumulating additional inventory of glass rods and finished optical fibers. See "Risk Factors - Dependence on Suppliers and Distributors."

     SPNC's manufacturing facilities are subject to periodic inspections by regulatory authorities, including GMP compliance inspections by the FDA. SPNC has undergone three inspections by FDA for GMP compliance since 1991. Each inspection resulted in a limited number of noted deficiencies, to which SPNC believes it has provided adequate responses.

     In November 1994, SPNC announced that TUV Product Service GmbH certified that SPNC meets the requirements of ISO 9001. This certification demonstrates compliance with EN 29 001/ISO 9001 and EN 46 001 for its products in the European Community ("EC").

THIRD-PARTY REIMBURSEMENT

     SPNC's CVX-300-Registered Trademark- laser unit and related fiber-optic laser devices are generally procured by hospitals, which then bill various third-party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurance payors. The Medicare Program reimburses hospitals based on a predetermined amount per discharge for inpatient hospital services identified by the diagnosis-related group ("DRG") into which each case is classified. Medicare payment will not be made for medical and hospital services that are related to the use of a noncovered device (E.G., an experimental device).

     At present, many of SPNC's customers are obtaining reimbursement under the same DRG as for complex balloon angioplasty based on the advice of the Health Care Financing Administration, Office of Coverage and Eligibility Policy, and SPNC expects that its customers will continue to do so in the near term. Medicare payments of physicians' surgical fees are based on a fee schedule based on a resource-based relative value scale that rates the value of physicians' work for a particular service in relation to the value of work for other services. The basic coronary angioplasty third-party reimbursement for hospital and physician charges ranges from approximately $8,000 to $14,000. This amount is generally adequate to cover the cost of a laser angioplasty procedure. Actual charges may be significantly higher and vary depending on the complexity of the procedure.

     Capital costs for medical equipment purchased or leased by hospitals are currently reimbursed separately from DRG payments. SPNC expects lower Medicare reimbursement rates in 1997 as compared to previous years. Such reductions could have an adverse impact on reimbursements to hospitals for the capital cost of the CVX-300-Registered Trademark- laser unit and, consequently, the ability of SPNC to sell its laser unit. While SPNC believes that a laser angioplasty procedure offers a less costly alternative for the treatment of certain types of heart disease, there can be no assurances that the procedure will be viewed as cost effective under changing reimbursement guidelines or other health care payment systems. See "Risk Factors - Limitations on Third-Party Reimbursement."

POLYMICRO TECHNOLOGIES, INC.

     Polymicro, located in Phoenix, Arizona, is a manufacturer of drawn silica glass products. Polymicro revenues in 1996 totaled $7,017,000. Polymicro was acquired on June 10, 1994 as part of the merger with LAIS.

     POLYMICRO'S BUSINESS. Polymicro is engaged in the manufacture and distribution of silica glass capillary tubing, optical fibers, precision fused silica pieces, assemblies, and cables. Polymicro's products are marketed to a number of industries in the domestic and international markets, including separations, medical, process control, defense, aerospace, and other special applications. Many products are custom-designed to meet specific user needs. The development of new products and processes are funded internally as well as through joint efforts with government and commercial sectors. SPNC acquires fiber optics for its laser catheters from Polymicro.

     Competition in Polymicro's marketplace is based on service, quality and price. There are many companies competing in this market, some of which have greater financial resources than Polymicro. Competitors include SpecTran Corporation, CeramOptec GmbH, Fiberguide Industries Inc., and Galileo Electro-Optics Corp.

     POLYMICRO'S PRODUCTS

     CAPILLARY TUBING. Capillary tubings are made with high purity, synthetic-fused silica coated with polyimide plastics. Key features of the tubing are chemical inertness, high flexibility, high strength, and the ability to withstand high temperatures and pressures. The tubing is manufactured to tight dimensional tolerances. Polymicro supplies various sizes and configurations of capillary tubing used in analytical instruments. Tubing for gas chromatography columns is supplied with three internal diameters: 250, 320, and 530 micrometers ("mm"). Tubing sizes for fluid extraction and capillary electrophoresis range from 50mm to 200mm inner diameters. Tubing can also be used to form flow restrictors for liquid and gas chromatography, sizes range from 10mm to 50mm inner diameters.

     OPTICAL FIBER. Optical fibers are hair-thin strands, usually made of a glass "core" to transmit light energy and a bonded cladding on the central "core" made of either glass or plastic material. Polymicro manufactures both glass and plastic clad step-index, multimode silica core optical fibers, that are sold in nontelephony markets. The core sizes range from 40mm to 1000mm in diameter. These fibers are further coated with materials such as polyimide, acrylate, silicones or aluminum in single or multiple layers to preserve surface quality and inherent strength of the glass.

     CABLES, ASSEMBLIES. Polymicro pursues value added applications in the medical, process control, aerospace, and industrial markets. Each product is xdesigned and built to meet the customer's requirements and specifications. The assemblies involve a variety of custom and standard terminations and jacketing materials in conjunction with Polymicro fibers and precision pieces.

     PRECISION PIECES. Precision pieces are products made from rigid capillary tubing or rod which is cut and machined into useful configurations. Precision pieces generally range from 1mm to 4mm in diameter and in length from 1mm to 25mm. These rods and tubing are assembled into configurations designed by the customer.

PRODUCT LIABILITY AND INSURANCE

     The Company's business entails the risk of product liability claims. The Company maintains product liability insurance in the amount of $5,000,000 per occurrence with an annual aggregate maximum of $5,000,000. There can be no assurance, however, that product liability claims will not exceed such insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. See "Risk Factors - Product Liability and Sufficiency of Insurance Coverage."

EMPLOYEES

     As of March 1, 1997, the Company had 154 employees, including 6 in research and development, 52 in manufacturing and 47 in marketing, sales and administration, as well as 49 at Polymicro. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes that its relationship with its employees is good.

RISK FACTORS

      The stockholders of the Company are, and will continue to be, subject to the following risks.

     CONTINUED LOSSES. The Company has incurred net losses since inception in June 1984. The Company anticipates that net losses will continue in the foreseeable future. There can be no assurance that the Company will be able to achieve increased sales or profitability.

     QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. Results of operations for the Company have varied and may continue to fluctuate significantly from quarter to quarter and will depend upon numerous factors, including timing of regulatory approvals, market acceptance of products and new product introductions, implementation of health care reforms, changes in product mix between laser units and catheters, ability to manufacture products efficiently and competition from other technologies.

     LACK OF LIQUIDITY. While the Company believes that it has sufficient cash liquidity to execute its plans through 1997, in order for cash flow from operating activities to be sufficient to sustain the Company's operations over the long term, the Company must achieve increases in sales and maintain control over expenses. There can be no assurance that such increases in sales or control in expenses will occur or that they will be sufficient to maintain adequate cash to continue operations.

     NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING. The Company may require additional financing in the future. Such financing, if required, may not be available on satisfactory terms, or at all. If the Company is unable to obtain sufficient funding from other sources on terms and prices acceptable to the Company, the Company's ability to make capital expenditures, compete effectively and withstand the effects of adverse market and economic conditions may be significantly impaired. If the Company is able to obtain debt financing, there can be no assurance that the Company will have sufficient cash flow from operating activities to meet its debt service requirements. Therefore, the Company may be required to meet its debt service requirements from other sources, such as the sale of additional equity and debt securities and the sale of selected assets. To the extent the Company finances its future operations through the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share.

     LIMITED OPERATING HISTORY; LIMITED MANUFACTURING EXPERIENCE. SPNC has a limited history of operations. SPNC received PMA approval from the FDA for its CVX-300-Registered Trademark- laser unit in 1993. Accordingly, SPNC does not have substantial experience in manufacturing, marketing or selling its products in commercial quantities. SPNC may encounter difficulties in scaling up production of laser units and catheters and hiring and training additional qualified manufacturing personnel. The occurrence of difficulties as SPNC increases production volumes could lead to quarterly fluctuations in operating results and have a material adverse effect on SPNC's business, financial condition and results of operations.

     UNCERTAIN MARKET ACCEPTANCE. Excimer laser angioplasty technology is a relatively new procedure which competes with more established therapies, including balloon angioplasty, stent implantation and bypass surgery, and other evolving technologies, such as atherectomy and non-excimer laser technologies. The cost of the CVX-300-Registered Trademark- laser system is significantly greater than the cost of therapeutic capital equipment required with balloon angioplasty, stent implantation and atherectomy procedures, and the cost of SPNC's catheters is greater than the cost of balloon angioplasty catheters. In addition, because excimer laser procedures are often followed by balloon angioplasty, the cost of an excimer laser angioplasty can be significantly greater than balloon angioplasty alone. Market acceptance of the laser angioplasty system also will depend, in part, on SPNC's ability to establish with the medical community the clinical efficacy of excimer laser angioplasty.

     As a result of such factors, there can be no assurance that the marketplace will be receptive to SPNC's laser angioplasty systems or that excimer laser angioplasty will be accepted over competing therapies. Failure of SPNC's products to achieve market acceptance would have a material adverse effect on SPNC's business, financial condition and results of operations.

     DEPENDENCE ON SINGLE PRODUCT LINE. SPNC is not currently developing products that are only used in conjunction with the CVX-300-Registered Trademark- laser unit. Consequently, SPNC is dependent on the successful development and commercialization of the CVX-300-Registered Trademark- laser unit. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance could have a material adverse effect on SPNC's business and financial condition, and cessation of business could occur.

     INTENSE COMPETITION. Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. SPNC expects intense competition to continue in the marketplace. Market competition includes manufacturers of balloon angioplasty devices and stents, and direct competition for SPNC comes from manufacturers of atherectomy devices.
Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. Guidant Corporation, Boston Scientific Corporation and Johnson & Johnson Interventional Systems are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, SPNC anticipates that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for atherosclerosis. Johnson & Johnson Interventional Systems is the leading stent provider in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation), Interventional Technologies, Inc. and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). There is an excimer laser company in Germany, Medolas, which has performed excimer laser angioplasty in Europe. United States Surgical Corporation recently acquired an 80 percent interest in Medolas.

     SPNC believes that the primary competitive factors in the interventional cardiovascular market are: the ability to treat safely and effectively a variety of lesions; the impact of managed care practices and procedure costs; ease of use; and research and development capabilities.

     There can be no assurance that SPNC current and future competitors will not develop technologies and products that are more effective in treating cardiovascular disease than SPNC's current products or future products, and that SPNC technologies and products would not be rendered obsolete by such developments.

     UNCERTAINTY OF IMPACT OF HEALTH CARE REFORM. The federal government and certain states have already implemented or are considering legislation to effect health care reforms. In addition, other legislative and industry groups are studying various health care issues. The ultimate timing or effect of any such health care reforms on SPNC cannot be predicted and no assurance can be given that any such reforms will not have a material adverse effect on SPNC revenues and earnings. Short-term cost containment initiatives may vary substantially from long-term reforms and may impact SPNC differently.

     LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The CVX-300-Registered Trademark- laser unit is generally purchased by hospitals, which then bill various third-party payors, such as government programs and private insurance plans, for the health care services provided to their patients. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. The FDA has required that the label for the CVX-300-Registered Trademark- laser unit indicate that adjunctive balloon angioplasty was performed in the majority of the procedures submitted to the FDA in SPNC's application for PMA. This will require the purchase of both a laser catheter and a balloon catheter. Payors may deny reimbursement for procedures they believe to be duplicative. Payors may also deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. There can be no assurance that laser angioplasty using the CVX-300-Registered Trademark- laser unit will be considered cost effective by third-party payors, that reimbursement will be available or, if available, that payors' reimbursement policies will not adversely affect SPNC's ability to sell its products on a profitable basis. There are increasing pressures from many payor sources to control health care costs. In addition, there are increasing pressures from public and private payors to limit increases in reimbursement rates for medical devices. The market for SPNC's products and the levels of revenues and profitability could also be adversely affected by changes in governmental and private third-party payors' policies or by recent federal legislation that reduces reimbursements under the capital cost pass-through system for the Medicare program.

     COSTS AND UNCERTAINTY OF REGULATORY COMPLIANCE. SPNC's products and manufacturing activities are subject to vigorous regulation by the FDA and comparable state and foreign agencies. The process of complying with these regulations can be costly and time consuming. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent SPNC from obtaining, or affect the timing of, future regulatory approval. SPNC has filed PMA supplements. There can be no assurance that the FDA will approve SPNC's current or future PMA supplements on a timely basis or at all. The absence of such approvals could have a material adverse effect on SPNC's ability to generate future revenues.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ.
 As of March 1997, SPNC has received CE mark registration for all of its products. There are no assurances that SPNC will be able to obtain CE mark for its products in the future. In addition, significant costs and requests for additional information may be encountered by SPNC in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude SPNC from marketing its products internationally.

     TECHNOLOGICAL CHANGE RESULTING IN PRODUCT OBSOLESCENCE. Market acceptance and sales of SPNC products also could be adversely affected by technological changes. The health care industry is characterized by rapid technological progress. New developments are expected to continue at an accelerated pace in both industry and academia. Many companies, some of which have substantially greater resources than SPNC, are engaged in research and development with respect to methods of treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. SPNC products could be rendered obsolete as a result of future innovations in the treatment of coronary artery disease.

    UNCERTAINTY RELATED TO PATENTS AND PROPRIETARY RIGHTS. SPNC holds patents, has licenses to use patents and has patent applications pending. There can be no assurance that any patents currently applied for by SPNC will be granted or that any patents held by SPNC will be valid or sufficiently broad to protect SPNC technology or to provide it with any competitive advantage or will not be challenged or circumvented by competitors. Termination of the licenses granted to SPNC would have a material adverse effect on its business, financial condition and results of operations.

     SPNC is aware of other patents issued to and patent applications filed by individuals, partnerships, companies, universities and research institutions relating to laser and fiber-optic technologies, which, if valid and enforceable, may be infringed by SPNC. SPNC has received notice from other parties regarding the existence of certain patents involving the use of lasers in the body. Although SPNC has not been sued by these parties, there can be no assurance that they will not be sued or that they would prevail in any such action. Should SPNC determine that it is necessary to obtain a license to such patents or proprietary technology, there can be no assurance that any such license would be available on favorable terms, or at all, or that it would be able to develop or otherwise obtain alternative technology.

     Litigation concerning patents and proprietary rights could result in substantial cost to and diversion of effort by SPNC. Adverse findings in any proceeding could subject SPNC to significant liability to third parties, require SPNC to seek licenses from third parties and adversely affect the ability of SPNC to manufacture and sell its products.

     SPNC also relies on trade secrets and unpatented know-how to protect its proprietary technology, and may be vulnerable to competitors who attempt to copy its products or to gain access to its trade secrets and know-how.

     DEPENDENCE ON SUPPLIERS AND DISTRIBUTORS. The glass rods used by SPNC in the fabrication of optical fibers incorporated into catheters are currently available from a single source which holds worldwide patent rights on this material. Any interruption in the supply of such glass rods could have a material adverse effect on SPNC's ability to manufacture catheters.

     PRODUCT LIABILITY AND SUFFICIENCY OF INSURANCE COVERAGE. The manufacture and sale of the Company's products entail the risk of product liability claims. A successful claim brought against the Company could have a material adverse effect on the Company. The Company maintains product liability insurance with coverage of $5,000,000, and an aggregate maximum of $5,000,000. There can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that such insurance will be available in the future on acceptable terms, if at all.

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon a limited number of key management and technical personnel, and the future success of the Company will depend in part upon its ability to attract and retain highly qualified personnel. The Company will compete for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. Loss of key personnel or inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

     POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID CHANGE.
The Company's future success will depend to a significant extent on the ability of its management personnel to operate effectively, both independently and as a group. In this regard, a number of members of the Company's senior management team have only recently joined the Company. Moreover, certain members of such management team have limited or no experience as a senior executive of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, complete clinical trials in progress, prepare additional products for clinical trials and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, training, and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its workforce. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

     ANTI-TAKEOVER EFFECTS OF CERTAIN CHARTER PROVISIONS. Each of the following charter provisions may have anti-takeover effects and may have a negative impact on the rights of the Company's stockholders and the value of the Company's Common Stock:

          STAGGERED BOARD OF DIRECTORS. The Company has a staggered board of directors in which directors are elected for staggered three-year terms. This prevents stockholders from electing all directors at each annual meeting and may have the effect of delaying or deferring a change in control of the Company.

         PREFERRED STOCK ISSUANCE. Up to five million shares of the Company's preferred stock may be issued in the future by the Company without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

          DELAWARE CORPORATION CODE SECTION 203. Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless certain conditions are met. Section 203 has a negative impact on the ability of certain stockholders to effect business combinations with the Company.

          INABILITY OF STOCKHOLDERS TO CALL SPECIAL MEETING. The Company's Certificate and Bylaws provide that special meetings of stockholders may be called only by the Board of Directors or a committee of the Board of Directors duly designated and authorized to call special meetings in a resolution of the Board of Directors or as may otherwise be specifically provided in the Company's Certificate. This provision may limit the ability of the Company's stockholders to take actions not supported by the Board of Directors.

          AMENDMENT OR REPEAL OF BYLAWS. The Company's Bylaws may be adopted, amended or repealed by the Board of Directors or by the affirmative vote of a majority of the outstanding shares of the Company's Common Stock entitled to vote. The ability of the Board of Directors to amend the Bylaws to increase the number of directors may make it more difficult for the stockholders to change control of the Board of Directors.

     POTENTIAL VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, the market price of the shares of the Company's Common Stock, similar to other health care companies, has been, and is likely to continue to be, highly volatile. Factors such as fluctuations in operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the the Company's Common Stock.

     EXPOSURE FROM INTERNATIONAL OPERATIONS. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's ability to market its products internationally and therefore on its business, financial condition and results of operations. The Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The Company may depend on foreign distributors and agents for compliance and adherence to foreign laws and regulations. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

     As the Company expands its international operations, its sales and expenses denominated in foreign currencies will expand and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations. As the Company expands its international operations, its net foreign currency denominated sales and expenses will be subject to the effect of foreign currency fluctuations. Further, any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits.

     LACK OF DIVIDENDS. The Company has not declared or paid any dividends with respect to the Company's Common Stock. It is not anticipated that the Company will pay any dividends in the foreseeable future. In addition, there may be restrictions under state law on the ability of the Company to declare dividends.

ITEM 2. PROPERTIES

FACILITIES

     SPNC leases a total of approximately 37,000 square feet in three buildings in Colorado Springs, Colorado. These facilities contain approximately 15,000 square feet of manufacturing space and approximately 22,000 square feet devoted to marketing, research and administrative activities. SPNC renewed the building lease through December 1997 and believes that these facilities are adequate to meet its requirements through 1997.

     Spectranetics International B.V. leases 4,890 square feet in Nieuwegein, The Netherlands. The facility houses SPNC's operations for the marketing and distribution of products to Europe.

     Polymicro leases approximately 30,000 square feet in Phoenix, Arizona, and has options for an additional 20,000 square feet at such location. The facility is leased through 1998, with two five-year renewal options. Management believes that the facility will be adequate to meet Polymicro's current and reasonably foreseeable future requirements through the initial five-year lease term.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

     The Company's Common Stock is traded on the over-the-counter market under The Nasdaq National Market Symbol "SPNC". The table below sets forth the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market for each calendar quarter in 1995 and 1996. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                   HIGH         LOW
                                  ------       -----
YEAR ENDED DECEMBER 31, 1995
     1st Quarter                  $3.000       1.125
     2nd Quarter                   2.750       1.688
     3rd Quarter                   4.125       2.125
     4th Quarter                   3.500       2.188
YEAR ENDED DECEMBER 31, 1996
     1st Quarter                  $3.625       2.375
     2nd Quarter                   7.688       2.688
     3rd Quarter                   6.500       3.875
     4th Quarter                   5.813       3.375
YEAR ENDED DECEMBER 31, 1997
     1st Quarter (through
     February 28)                 $5.563      $3.688

     The Company has not paid cash dividends on its Common Stock in the past and does not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The closing sales price of the Company's Common Stock on February 28, 1997 was $3.688. On February 28, 1997, the Company had approximately 854 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data of the Company as of and for each of the years in the five-year period ended
December 31, 1996, are derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K and the Consolidated Financial Statements and Notes thereto. The selected historical consolidated financial data presented below as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, has been derived from the Company's audited financial statements also included elsewhere herein. The selected historical consolidated financial data presented below as of December 31, 1994, 1993 and 1992 and for the years ended December 31, 1993 and 1992 are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Years Ended December 31,
                                         ----------------------------------------------------
                                         1996       1995         1994        1993       1992
                                         ----       ----         ----        ----       ----
STATEMENT OF OPERATIONS
DATA (for the period):
Revenues..............................  $20,679    $17,282    $ 11,413    $  8,074   $  3,915
Cost of revenue.......................   10,418      9,502       7,756       7,878      5,789
Marketing and sales...................    6,291      5,338       5,697       5,558      4,308
General and administrative............    4,022      3,870       3,425       4,003      3,299
Research and development..............    1,684      1,371       1,419       3,647      6,511
Purchased research and development....       --         --       4,391          --         --
                                        -------    -------    --------    --------   --------
Operating loss........................   (1,736)    (2,799)    (11,275)    (13,012)   (15,992)
Other income, net.....................      369        580         547         462      1,038
                                        -------    -------    --------    --------   --------
Net loss..............................  $(1,367)   $(2,219)   $(10,728)   $(12,550)  $ 14,954)
                                        -------    -------    --------    --------   --------
                                        -------    -------    --------    --------   --------
Loss per share........................  $  (.07)   $ (0.12)   $  (0.74)   $  (1.28)  $  (1.57)
Weighted average common shares
  outstanding.........................   18,430     18,331      14,564       9,837      9,551

                                                             December 31,
                                         ----------------------------------------------------
                                         1996       1995         1994        1993       1992
                                         ----       ----         ----        ----       ----
BALANCE SHEET DATA (at end of period):
Working capital.......................  $ 8,787    $  8,301   $   8,433   $  13,112  $ 25,242
Cash, cash equivalents,
  and securities......................    7,150       7,047       8,165      11,644    23,424
Equipment, net........................    3,486       3,952       5,025       2,510     2,569
Total assets..........................   23,039      25,013      28,893      19,755    31,508
Long-term debt including capital
  lease obligations...................      491         725       1,729         760       118
Shareholders' equity..................   18,510      19,747      21,870      15,944    27,844
Book value per common share
 outstanding..........................  $  1.00     $  1.08     $  1.20    $   1.61  $   2.86

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes
"forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include the following: market acceptance of excimer laser angioplasty technology, technological changes resulting in product obsolescence, the inability to obtain patents with respect to new products, adverse state or federal legislation and regulation, availability of third party component products at reasonable prices, and the other risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission as well as those set forth in "Risk Factors" under Item 1.

     On June 10, 1994, the Company completed a merger with Advanced Interventional Systems, Inc. ("LAIS") in which LAIS became a wholly-owned subsidiary of the Company. As a result of the merger with LAIS, the Company also acquired Polymicro Technologies, Inc. ("Polymicro"), a subsidiary of LAIS. Polymicro, now a wholly-owned subsidiary of the Company, continues to operate its facility in Phoenix, Arizona.

     SPNC has been engaged in the research and development of products to treat cardiovascular disease since 1984. In 1990, SPNC commenced sales of its CVX-300-Registered Trademark- laser unit and fiber-optic catheters to approved clinical investigational sites in the United States and to European medical centers. On February 19, 1993, SPNC received approval of its PMA and shortly thereafter began selling its CVX-300-Registered Trademark- laser unit and certain fiber-optic catheters in the U.S. market.

     Historically, SPNC's revenues and results of operations have fluctuated depending on several factors, including FDA regulation of the number of approved clinical sites and the number of patients treated, the revenue mix between laser units and catheters, the costs incurred in expanding manufacturing capacity, SPNC's ability to improve production yields resulting from modifications in the manufacturing process, the expenses incurred in developing sales, expenses of marketing and customer service, and the expenses related to product development and clinical trials.

     SPNC expects that future revenues and results of operations will fluctuate depending on the factors listed above as well as the market acceptance of SPNC's products, the timing of new product introductions, the level of research and development activity, the increase in sales and marketing expenses, the implementation of health care reform, and competition. In addition, the price of each CVX-300-Registered Trademark- ;laser unit is significant and, therefore, a relatively small change in unit volume may cause a significant fluctuation in revenues.

     SPNC believes that uncertainties in the structure of health care delivery and payment systems have had, and may continue to have, an adverse effect on revenues. While SPNC believes that the laser angioplasty procedure offers a less costly alternative for the treatment of certain types of heart disease, there can be no assurance that hospitals will be willing to make the expenditures for new capital equipment. Furthermore, alternatives to laser angioplasty exist and the industry is subject to technological change, including the introduction of new competing therapies. Therefore, the future demand for laser angioplasty products is uncertain. If SPNC is unable to increase revenues from the sale of lasers and catheters, it is likely that it will be unable to achieve break-even operations from its interventional cardiology business.

     Polymicro is a manufacturer of drawn silica glass products. Polymicro revenues for 1996 totaled $7,017,000.

     As of December 31, 1996, the Company did not have any material backlog of product orders for its SPNC or Polymicro businesses.

YEAR ENDED DECEMBER 31, 1996 VS. YEAR ENDED DECEMBER 31, 1995

     Revenue for the year ended December 31, 1996 was $20,679,000, an increase of 20% over 1995 revenues of $17,282,000. The increase is primarily due to sales of the Company's laser sheath and total occlusion catheters for use in ongoing clinical trials, combined with increased sales of FDA market-released catheters. Sales from SPNC International B.V. represented 22% of total sales in 1996 as compared to 25% in 1995. The functional currency of SPNC International B.V. is the Dutch Guilder. All revenue and expense accounts are translated to U.S. Dollars in the consolidated financial statements using average exchange rates during the year. Fluctuation in the Dutch Guilder currency rate during the year ended December 31, 1996 as compared to the year ended December 31, 1995 caused a decrease in revenues of $302,000, or 2%.

     Cost of revenues in 1996 was 50% of revenues in 1996 as compared to 55% in 1995. The resulting improvement in gross margins is primarily due to economies of scale achieved as a result of increased manufacturing volumes, primarily in the area of catheter manufacturing.

     Marketing and sales expense in 1996 of $6,291,000 was up 18% over $5,338,000 in 1995. Increased expense was primarily due to commissions on product sales and personnel expenses associated with the Company's efforts to further the market acceptance of its products. Research and development expense increased by $313,000 to $1,684,000 in 1996 over $1,371,000 during 1995. This increase was due primarily to increased expense associated with clinical trials for pacing lead removal and total occlusion devices. General and administrative expense in 1996 increased 4% from $3,870,000 in 1995 to $4,022,000 in 1996. Increased administrative cost was due to increased corporate activity. Fluctuation in the Dutch Guilder currency rate during the year ended December 31, 1996 as compared to the year ended December 31, 1995 caused a decrease in total operating expenses of $167,000, or 2%.

     Interest income decreased $118,000, or 27%, from 1995 as a result of lower investment yields combined with a decrease in the average balance of investment securities held during the respective periods.

     Other income decreased $114,000, or 54%, from 1995. Other income in 1995 of $212,000 consisted primarily of adjustments made to the estimated value of assets and liabilities received in the merger with LAIS. No significant adjustments of this nature were recorded in 1996.

     Net loss for 1996 was $1,367,000, or $0.07 per share, compared with a loss of $2,219,000, or $0.12 per share, in 1995.


YEAR ENDED DECEMBER 31, 1995 VS. YEAR ENDED DECEMBER 31, 1994

     Revenue for the year ended December 31, 1995 was $17,282,000, up 51% from $11,413,000 for 1994. Revenue increases for 1995 over 1994 were due primarily to the inclusion of revenues from Polymicro Technologies, Inc. Revenues from Polymicro were first included in the Company's consolidated revenues in September 1994. Polymicro's revenues accounted for 40% of the Company's revenue in 1995 versus only 18% in 1994. 1995 revenues from catheter sales increased 42% over 1994, while laser system sales decreased 13% from 1994. These revenue trends reflect the Company's increased focus on improving the utilization of the installed base of laser systems.

     Cost of revenues in 1995 was 55% of revenues versus 68% in 1994. The continued improvement in cost of revenue is due to manufacturing efficiencies arising from the increased production volumes of catheters.

     Marketing and sales expense in 1995 of $5,338,000 was down 6% from 1994 expenditures of $5,697,000. The Company was able to reduce expenses in Europe by changing its distribution strategy from a direct sales force to a distributor network. The European organization was staffed with 13 employees, down from 20 in the beginning of 1994. The European operation focused on the support of the distributor network by providing clinical and service support. Expenses related to Polymicro Technologies, Inc. are included beginning in September 1994.

     General and administrative expenses of $3,870,000 in 1995 were up 13% over 1994 due primarily to the inclusion of 12 months of expenses from Polymicro in 1995 versus only 4 months in 1994.

     Research and development expenses of $1,371,000 were comparable to 1994 expenses of $1,419,000. Research and development expenses include the cost associated with conducting clinical trials to support regulatory requirements and the development of new catheters and applications for the excimer laser.

     Interest income in 1995 was 22% up over 1994 due to increased investment yields. Other income of $212,000 in 1995 consists primarily of adjustments to the estimated value of assets and liabilities received in the merger with LAIS determined subsequent to June 1995.

Net loss for 1995 was $2,219,000, or $0.12 per share, compared with a loss of $10,728,000, or $0.74 per share in 1994. Of the $0.74 per share loss for 1994, $0.30 was attributable to purchased research and development acquired in the merger with LAIS.


INCOME TAXES

     At December 31, 1996, the Company has net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $89,069,000 which are available to offset future federal taxable income, if any, and expire at varying dates through 2011. The losses generated by The Spectranetics Corporation and a portion of the losses generated by LAIS prior to the merger cannot be used to offset future taxable income of Polymicro due to the separate return limitation year (SRLY) rule. Additionally, the annual use of these net operating loss and alternative minimum tax carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, due to a change in control which resulted from the issuance of shares upon completion of the Company's initial public offering on January 28, 1992. The losses generated by the group subsequent to the merger are not subject to limitation by the SRLY rules or Section 382. No benefit for the NOL's has been recognized by the Company for the years ended December 31, 1996, 1995 and 1994, due to uncertainty as to their recoverability.

     The Company also has research and development tax credit carryforwards at December 31, 1996 for federal income tax purposes of approximately $3,145,000 which are available to reduce future federal income taxes, if any, and expire at varying dates through 2011. The annual use of portions of the research and development credit carryforwards is also limited under Section 382.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had cash, cash equivalents and securities of $7,150,000 which represents an increase in 1996 of $103,000 primarily due to $524,000 of net cash provided by operating activities offset by capital expenditures of $458,000. In 1996, the Company continued its programs to reduce operating expenses and cash requirements. Management believes that the Company's liquidity and capitalization as of December 31, 1996 is sufficient to meet its operating and capital requirements through 1997.

     Cash, cash equivalents and securities at December 31, 1995 totaled $7,047,000. The Company consumed $1,118,000 of its cash, cash equivalents and investment securities in 1995 versus $5,456,000 in 1994 after adjusting for the receipt of $1,977,000 from the merger with LAIS in 1994.

     Due to the slower than anticipated acceptance of its products in 1996, 1995 and 1994, SPNC placed a number of systems on rental, loan and fee-per-procedure programs. At December 31, 1996, 1995 and 1994, approximately $1,473,000, $1,549,000, and $1,364,000, respectively, of laser units were capitalized as equipment held for rental or loan and are being depreciated over one to three years. This equipment was transferred from SPNC's inventory at cost. SPNC expects that it will continue to offer rental, loan and fee-per-procedure programs for the foreseeable future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements and the Financial Statement Schedule appearing on page 29.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Director" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" of the registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Principal Security Holders" of the registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" of the registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) FINANCIAL STATEMENTS

         (1) The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditor's Report are filed as part of this Report (see page 29).

         (2)  Financial Statement Schedule

         The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report are filed as part of this Report (see page 29).

         (3)  Exhibits

     The exhibits contained in the Index to Exhibits are filed as part of this Report (see page 30).

     (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1996.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 27th day of March, 1997.


                                          THE SPECTRANETICS CORPORATION

                                          By: /s/ Joseph A. Largey
                                              -------------------------------
                                              Joseph A. Largey, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

          Signature                        Title                     Date
          ---------                        -----                     ----


/s/ Joseph A. Largey                President and Chief           March 27, 1997
---------------------------         Executive Officer,
   Joseph A. Largey                 Director (Principal
                                    Executive Officer)


/s/ James P. McCluskey              Vice President, Finance       March 27, 1997
---------------------------         (Principal Financial and
    James P. McCluskey              Accounting Officer)


/s/ Emile J. Geisenheimer           Director and Chairman         March 27, 1997
---------------------------         of the Board of Directors
    Emile J. Geisenheimer


---------------------------         Director                      March 27, 1997
    Cornelius C. Bond, Jr.


/s/ E. Wyatt Cannady                Director                      March 27, 1997
---------------------------
    E. Wyatt Cannady


/s/ Gary R. Bang                    Director                      March 27, 1997
---------------------------
    Gary R. Bang


/s/ James A. Lent                   Director                      March 27, 1997
---------------------------
    James A. Lent


/s/ Joseph M. Ruggio, MD            Director                      March 27, 1997
---------------------------
    Joseph M. Ruggio, MD


---------------------------         Director                      March 27, 1997
    John G. Schulte

                           THE SPECTRANETICS CORPORATION

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
 INDEX TO FINANCIAL STATEMENTS:                                  ----
 Independent Auditors' Report  . . . . . . . . . . . . . .        F-1
 Consolidated Balance Sheets, December 31,
  1996 and 1995. . . . . . . . . . . . . . . . . . . . . .        F-2
 Consolidated Statements of Operations, Years Ended
  December 31, 1996, 1995, and 1994. . . . . . . . . . . .        F-3
 Consolidated Statements of Shareholders' Equity, Years
  Ended December 31, 1996, 1995, and 1994. . . . . . . . .        F-4
 Consolidated Statements of Cash Flows, Years Ended
  December 31, 1996, 1995, and 1994. . . . . . . . . . . .        F-5
 Notes to Consolidated Financial Statements  . . . . . . .        F-6

 FINANCIAL STATEMENT SCHEDULE:
 Independent Auditors' Report on Financial Statement
  Schedule . . . . . . . . . . . . . . . . . . . . . . . .        F-20
 Schedule II - Valuation and Qualifying Accounts, Years
  Ended December 31, 1996, 1995 and 1994 . . . . . . . . .        F-21

 All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT





THE BOARD OF DIRECTORS AND SHAREHOLDERS
THE SPECTRANETICS CORPORATION:


We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                      KPMG PEAT MARWICK LLP


Denver, Colorado
January 31, 1997

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

ASSETS                                                                    1996            1995
------                                                                   -------         ------
Current assets:
  Cash and cash equivalents                                              $ 2,860          3,115
  Securities, held-to-maturity, at amortized cost                          4,290          3,932
  Trade accounts receivable, less allowance of $45 and $49                 3,651          2,860
  Inventories (note 2)                                                     1,628          1,918
  Prepaid expenses and other                                                 355            522
  Sublease receivable                                                         41            495
                                                                         -------         ------
          Total current assets                                            12,825         12,842

Equipment and leasehold improvements, at cost (note 7):
  Manufacturing equipment and computers                                    5,687          5,320
  Leasehold improvements                                                   2,306          2,274
  Equipment held for rental or loan                                        1,473          1,549
  Furniture and fixtures                                                     158            152
                                                                         -------         ------
                                                                           9,624          9,295
  Less accumulated depreciation and amortization                          (6,138)        (5,343)
                                                                         -------         ------
          Net equipment and leasehold improvements                         3,486          3,952
Goodwill and other intangible assets, net (note 3)                         6,346          7,795
Other assets                                                                 382            424
                                                                         -------         ------
                                                                         $23,039         25,013
                                                                         -------         ------
                                                                         -------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                                      $  1,110          1,063
  Accrued liabilities (note 4)                                             2,201          2,647
  Deferred revenue (note 5)                                                  569            648
  Current portion of note payable (note 10)                                   75             71
  Current portion of capital lease obligations (note 7)                       83            112
                                                                        --------         ------
          Total current liabilities                                        4,038          4,541

Capital lease obligations, net of current portion (note 7)                    20             98
Note payable, net of current portion (note 10)                               445            520
Other liabilities                                                             26            107
                                                                        --------         ------
          Total liabilities                                                4,529          5,266

Shareholders' equity (note 6):
  Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
     none issued                                                            -              -
  Common stock, $.001 par value.  Authorized 25,000,000 shares;
     issued and outstanding 18,531,867 and 18,356,764 shares                  19             18
  Additional paid-in capital                                              83,402         83,139
  Cumulative foreign currency translation adjustment                         (16)           118
  Accumulated deficit                                                    (64,895)       (63,528)
                                                                        --------         ------
          Total shareholders' equity                                      18,510         19,747
                                                                        --------         ------
Commitments (note 14)
                                                                        --------         ------

                                                                       $  23,039         25,013
                                                                        --------         ------
                                                                        --------         ------

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                            1996           1995           1994
                                                          -------         ------         ------
Revenue:
  Trade                                                   $19,062         15,544          8,993
  Related party (note 8)                                      -              -              845
  Service                                                   1,617          1,738          1,575
                                                          -------         ------         ------
                                                           20,679         17,282         11,413
                                                          -------         ------         ------
Costs and operating expenses:
  Cost of revenue:
     Trade                                                  9,288          8,300          5,835
     Related party (note 8)                                   -              -              694
     Service                                                1,130          1,202          1,227
                                                          -------         ------         ------
                                                           10,418          9,502          7,756
                                                          -------         ------         ------
          Gross margin                                     10,261          7,780          3,657
                                                          -------         ------         ------
  Operating expenses:
     Marketing and sales                                    6,291          5,338          5,697
     General and administrative                             4,022          3,870          3,425
     Research and development                               1,684          1,371          1,419
     Purchased in-process research and
          development  (note 12)                              -              -            4,391
                                                          -------         ------         ------
          Total operating expenses                         11,997         10,579         14,932
                                                          -------         ------         ------
          Operating loss                                   (1,736)        (2,799)       (11,275)

Other income (expense):
  Interest income                                             315            433            355
  Interest expense                                            (44)           (65)           (95)
  Net income of subsidiary held for sale (note 12)            -              -              275
  Other, net                                                   98            212             12
                                                          -------         ------         ------
                                                              369            580            547
                                                          -------         ------         ------

          Net loss                                        $(1,367)        (2,219)       (10,728)
                                                          -------         ------         ------
                                                          -------         ------         ------
Loss per share                                              $(.07)          (.12)          (.74)
                                                          -------         ------         ------
                                                          -------         ------         ------
Weighted average common shares outstanding             18,430,276     18,330,537     14,564,205
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------

                                                Common stock
                                         -----------------------------     Foreign
                                                            Additional     currency      Accu-         Total
                                                              paid-in       trans-      mulated     shareholders'
                                         Shares     Amount    capital       lation      deficit        equity
                                         ------     ------    -------       ------      -------        ------
BALANCES AT
  JANUARY 1, 1994
                                        9,892,450    $ 10      66,621        (106)      (50,581)       15,944
Issuance of common stock for net
  assets of Advanced Interventional
  Systems, Inc., net of merger costs
  of $597 (note 12)                     8,156,385       8      16,128          -            -          16,136
Exercise of stock options                 173,919      -          164          -            -             164
Shares purchased under employee
  stock purchase plan                      59,025      -           67          -            -              67
Foreign currency translation
  adjustment                                  -        -          -           179           -             179
Amortization of deferred
  compensation expense                        -        -          108          -            -             108
Net loss                                      -        -          -            -        (10,728)      (10,728)
                                        ----------   ----      ------        ----       --------       ------

BALANCES AT
  DECEMBER 31, 1994                    18,281,779      18      83,088          73       (61,309)       21,870

Exercise of stock options                  14,029      -           21          -            -              21
Shares purchased under employee
  stock purchase plan                      60,956      -           30          -            -              30
Foreign currency translation
  adjustment                                  -        -          -            45          -               45
Net loss                                      -        -          -            -         (2,219)       (2,219)
                                        ----------   ----      ------        ----       --------       ------

BALANCES AT
  DECEMBER 31, 1995                    18,356,764      18      83,139         118       (63,528)       19,747

Exercise of stock options                 147,852       1         206         -            -              207
Shares purchased under employee
  stock purchase plan                      27,251      -           57         -            -               57
Foreign currency translation
  adjustment                                  -        -          -          (134)         -             (134)
Net loss                                      -        -          -            -         (1,367)       (1,367)
                                        ----------   ----      ------        ----       --------       ------

BALANCES AT
  DECEMBER 31, 1996                     18,531,867   $ 19      83,402         (16)      (64,895)       18,510
                                        ----------   ----      ------        ----       --------       ------
                                        ----------   ----      ------        ----       --------       ------

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                                     1996           1995           1994
                                                                                   -------         ------        -------
Cash flows from operating activities:
  Net loss                                                                         $(1,367)        (2,219)       (10,728)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
       Depreciation and amortization                                                 2,728          2,956          2,783
       Amortization of deferred compensation expense                                   -              -              108
       Purchased in-process research and development                                   -              -            4,391
       Changes in operating assets and liabilities, net of effects of merger in 1994:
          Trade accounts receivable                                                   (880)          (437)        (1,555)
          Inventories                                                                 (124)            86          1,028
          Prepaid expenses and other                                                   611            (59)            (2)
          Other assets                                                                  34            448            164
          Accounts payable and accrued liabilities                                    (390)        (1,498)        (1,570)
          Deferred revenue                                                             (86)          (158)          (130)
                                                                                   -------         ------        -------
          Net cash provided (used) by operating activities                             526           (881)        (5,511)
                                                                                   -------         ------        -------

Cash flows from investing activities:
  Capital expenditures                                                                (458)           (78)          (101)
  Purchase and sale of securities held-to-maturity, net                               (358)           561          4,969
                                                                                   -------         ------        -------
          Net cash provided (used) by investing activities                            (816)           483          4,868
                                                                                   -------         ------        -------
Cash flows from financing activities:
  Proceeds from sale of common stock, net                                              264             51            231
  Principal payments on obligations under capital leases                              (108)          (159)          (168)
  Principal payments on notes payable                                                  (71)           (67)          (211)
  Cash acquired in merger, net of issuance costs of $597                               -              -            1,977
  Decrease in deferred merger and offering costs                                       -              -              125
                                                                                   -------         ------        -------
          Net cash provided (used) by financing activities                              85           (175)         1,954
                                                                                   -------         ------        -------
Effect of exchange rate changes on cash                                                (50)            16            179
                                                                                   -------         ------        -------
          Net (decrease) increase in cash and cash equivalents                        (255)          (557)         1,490

Cash and cash equivalents at beginning of year                                       3,115          3,672          2,182
                                                                                   -------         ------        -------
Cash and cash equivalents at end of year                                           $ 2,860          3,115          3,672
                                                                                   -------         ------        -------
                                                                                   -------         ------        -------
Supplemental disclosures of cash flow information -
  cash paid during the year for interest                                           $    46             69            110
                                                                                   -------         ------        -------
                                                                                   -------         ------        -------
Supplemental disclosure of noncash investing and financing activities:
  Net transfer from inventory to equipment held for
    rental or loan                                                                 $   382            353          1,029
                                                                                   -------         ------        -------
                                                                                   -------         ------        -------
  Capital lease obligations                                                        $  -              -                22
                                                                                   -------         ------        -------
                                                                                   -------         ------        -------
  Net noncash assets acquired                                                      $  -              -            14,159
                                                                                   -------         ------        -------
                                                                                   -------         ------        -------

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

 (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively the "Company"), including Spectranetics International B.V. and Polymicro Technologies, Inc. ("Polymicro"). All intercompany balances and transactions have been eliminated in consolidation. The Company designs, manufactures and markets laser interventional cardiology products for the medical industry and drawn silica glass products primarily for the medical and separations markets.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $677,000 and $2,064,000 at December 31, 1996 and 1995, respectively, consist primarily of certificates of deposit, government-backed securities, money market accounts, commercial paper, and repurchase agreements stated at cost, which approximates market.

     SECURITIES

     Securities at December 31, 1996 and 1995, consist of U.S. Treasury notes and mortgage-backed securities, and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company's debt securities are classified as held-to-maturity securities and are recorded at amortized cost, which approximates fair value. Substantially all held-to-maturity securities have maturities of one year or less.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are recorded at cost. Equipment owned under capital leases is recorded at the present value of minimum lease payments at the inception of the lease.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 3 to 7 years for furniture and fixtures and manufacturing equipment and computers. Equipment held for rental or loan is being depreciated using the straight-line method over 3 to 5 years. Equipment owned under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from 3 to 13 years.

     IMPAIRMENT OF ASSETS

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121). Under SFAS 121, the carrying value of goodwill and other long-lived assets is reviewed annually for impairment. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses, or a forecasted inability to achieve at least break-even operating results over an extended period. The Company generally evaluates the recoverability of goodwill and other long-lived assets based upon undiscounted cash flow projections. Should an impairment in value be indicated, the carrying value of the asset is adjusted accordingly.

     FINANCIAL INSTRUMENTS

     At December 31, 1996 and 1995, the carrying value of financial instruments estimates the fair market value.

     REVENUE RECOGNITION

     Revenue from the sale of the Company's products is generally recognized when the products are shipped to the customer. Revenue from product maintenance contracts and equipment rentals are deferred and recognized ratably over the contract period.

     WARRANTIES

     The Company provides for the cost of estimated future warranty repairs when the products are shipped to the customer.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK COMPENSATION PLANS

     The Company accounts for its stock compensation plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-values-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

     RESEARCH AND DEVELOPMENT

     Expenditures for research and development are expensed when incurred.
     As a result of the merger completed in 1994 (see note 12), the Company acquired in-process research and development in the amount of $4,391,000 which was expensed during the year ended December 31, 1994. In-process research and development is defined as those research and development efforts that, as of the acquisition date, had not yet generated commercializable products and, accordingly, the ultimate technological feasibility of the research and development cannot be determined.

     LOSS PER SHARE

     Loss per share is based on the weighted average number of common shares outstanding. Common equivalent shares relating to stock options and warrants are excluded from the computation as their effect is anti-dilutive.

     FOREIGN CURRENCY TRANSLATION

     The Company's primary functional currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are consummated in currencies other than the U.S. dollar. Gains and losses from these transactions are included in the consolidated statements of operations as they occur.

     Spectranetics International B.V. uses its local currency (Dutch guilder) as the functional currency. Accordingly, net assets are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in shareholders' equity as cumulative foreign currency translation adjustment.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

     INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, ACCOUNTING FOR INCOME TAXES, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

(2)  INVENTORIES

     Inventories consist of the following as of December 31:

                                                  1996       1995
                                                 ------     -----
                                                  (In thousands)

               Raw materials                     $  469       532
               Work in process                      516       543
               Finished goods                       643       843
                                                 ------     -----
                                                 $1,628     1,918
                                                 ------     -----
                                                 ------     -----

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets and related amortization periods are as follows as of December 31:

                                                                    Amortization
                                               1996        1995         period
                                             -------      ------        ------
                                                (In thousands)

    Goodwill                                 $ 6,417       6,417        8 years
    Patents                                    2,488       2,488    10-13 years
    Customer list                                908         908        3 years
    Sales and clinical staffs                    346         346        3 years
                                             -------      ------
                                              10,159      10,159
    Less accumulated amortization             (3,813)     (2,364)
                                             -------      ------
                                             $ 6,346       7,795
                                             -------      ------
                                             -------      ------

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

--------------------------------------------------------------------------------

     The Company acquired a significant portion of the intangibles during 1994 as a result of the merger discussed in note 12.

(4)  ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31:

                                                            1996        1995
                                                           ------       -----
                                                             (In thousands)
    Accrued payroll and related expenses                   $  831         617
    Accrued warranty expense                                  241         148
    Accrued royalty expense                                   116          97
    Other accrued expenses                                  1,013       1,041
    Current portion of lease payable (note 7)                 -           744
                                                           ------       -----
                                                           $2,201       2,647
                                                           ------       -----
                                                           ------       -----

(5)  DEFERRED REVENUE

     The Company has various product maintenance contracts. Deferred revenue related to such contracts was approximately $534,000 and $606,000 at December 31, 1996 and 1995, respectively. Additional deferred revenue of approximately $35,000 and $42,000 at December 31, 1996 and 1995, respectively, relates to sales contracts that require the Company to reacquire the product if the customer is not completely satisfied. Revenue will be recognized upon the expiration of the buyback provisions, if unexercised.

(6)  STOCK COMPENSATION AND EMPLOYEE BENEFIT PLANS

     At December 31, 1996 and 1995, the Company had two stock-based compensation plans which are described below.

     STOCK OPTION PLANS

     The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Board of Directors determines the option price and term. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 1996 vest over one to five years and expire after six to ten years from the date of grant. Options granted to the Board of Directors vest immediately or over three years from date of grant. At December 31, 1996, there were 2,777,148 shares available for future issuance under the plans.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(6) STOCK COMPENSATION AND EMPLOYEE BENEFIT PLANS (CONTINUED)

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $4.02 per share and $1.78 per share, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0.0%, risk-free interest rate of 6.21%, expected volatility of 114%, and an expected life of 6.75 years; 1995 - expected dividend yield of 0.0%, risk-free interest rate of 5.37%, expected volatility of 120%, and an expected life of 6.75 years.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, because the Company grants options at or above base fair value at the date of grant, no compensation cost has been recognized for stock option grants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and stock purchase plan shares under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                  1996      1995
                                                --------   -------
            Net loss         As reported        $(1,367)   (2,219)
                             Pro forma           (2,497)   (2,660)

            Loss per share   As reported        $ (0.07)    (0.12)
                             Pro forma            (0.14)    (0.15)

    Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

    The following is a summary of option activity during the three-year period ended December 31, 1996:


                                                          Shares          Weighted average
                                                       under option        exercise price
                                                       ------------       ----------------
      Options outstanding at January 1, 1994              791,501             $  3.79
          Assumed in connection with LAIS merger          425,171                4.20
          Granted                                         945,500                1.13
          Exercised                                      (173,919)                .95
          Canceled                                       (922,320)               3.78
                                                        ---------
      Options outstanding at December 31, 1994          1,065,933             $  1.88
          Granted                                         647,000                1.97
          Exercised                                       (14,029)               1.43
          Canceled                                        (40,489)               2.51
                                                        ---------

                                                                     (Continued)


THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

------------------------------------------------------------------------------

(6) STOCK COMPENSATION AND EMPLOYEE BENEFIT PLANS (CONTINUED)

        Options outstanding at December 31, 1995        1,658,415        $ 1.90
           Granted                                        575,450          4.73
           Exercised                                     (148,916)         1.42
           Canceled                                      (132,749)         2.52
                                                        ---------
        Options outstanding at December 31, 1996        1,952,200        $ 2.73
                                                        ---------
                                                        ---------

    At December 31, 1996, the weighted-average remaining contractual life of outstanding options was 8.1 years.

    At December 31, 1996, 865,548 options were exercisable at a weighted-average exercise price of $2.73 per share.

    The Company recognized compensation expense with respect to stock options issued during 1991. The amount of compensation expense was based on the amount by which the estimated fair market value of the common stock issuable upon exercise of such options exceeded the aggregate exercise price of such options. Such compensation expense was amortized during the periods in which the options vest using an accelerated method. The Company recognized $108,000 of compensation expense during the year ended December 31, 1994, which represented the total compensation expense to be recognized for the 1991 options.

    STOCK PURCHASE PLAN

    In September 1992, the Company adopted an employee stock purchase plan which currently provides for the sale of up to 350,000 shares of common stock. The plan provides eligible employees of the Company the opportunity to acquire the common stock of the Company in accordance with Section 423 of the Internal Revenue Code of 1986. Shares issued under the plan totaled 27,251 and 60,956 in 1996 and 1995, respectively.

    Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: 1996 - expected dividend yield of 0.0%; risk-free interest rate 5.48%, expected volatility of 92%, and an expected life of 6 months; 1995 - expected dividend yield 0.0%; risk-free interest rate 5.15%, expected volatility of 179%, and an expected life of 6 months. The weighted average fair value of those purchase rights granted in 1996 and 1995 was $2.85 and $1.53.

    401(k) PLAN

    The Company maintains a salary reduction savings plan under section 401(k) of the Internal Revenue Code which the Company administers for participating employees' contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company has made no contributions to the plan.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(7) LEASES

    The Company leases certain equipment under capital leases, and office space, furniture, and equipment under noncancelable operating leases with initial terms that expire at various dates through 1999.

    Included in manufacturing equipment and computers are the following amounts applicable to capital leases as of December 31:

                                                      1996         1995
                                                     ------        -----
                                                       (In thousands)

         Manufacturing equipment and computers       $1,084        1,084
         Less accumulated amortization                 (918)        (826)
                                                     ------        -----
                                                     $  166          258
                                                     ------        -----
                                                     ------        -----

    Amortization of assets held under capital leases is included in depreciation expense.

    The present value of future minimum capital lease payments, and future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

                                                            Capital   Operating
                                                            leases     leases
                                                            -------   ---------
                                                              (In thousands)

         Years ending December 31:
           1997                                              $  93       632
           1998                                                 14       317
           1999                                                  -        17
                                                             -----       ---
             Total minimum lease payments                      107       966
                                                                         ---
                                                                         ---
         Less amounts representing interest                     (4)
                                                             -----
             Present value of net minimum lease payments       103
         Less current portion of capital lease obligations     (83)
                                                             -----
             Capital lease obligations, noncurrent           $  20
                                                             -----
                                                             -----

    Rent expense under operating leases totaled approximately $591,000, $571,000 and $408,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(8) RELATED PARTY TRANSACTIONS

    During 1990, the Company entered into an exclusive distribution agreement with Medtronic, Inc. (Medtronic), a shareholder of the Company, for sales of the Company's products in Europe, Africa and the Middle East. The distribution agreement terminated effective April 30, 1993 by agreement between Medtronic and the Company. The Company paid Medtronic $1,500,000 in connection with the termination of the distributor agreement in 1993. Of this amount, $904,000 was expensed in 1992 and in 1993. The remainder of the amount paid to Medtronic was assigned to certain assets received in connection with the termination, as follows: approximately $216,000 to inventory and service parts and approximately $380,000 to equipment held for rental or loan, which the Company depreciated through May 1, 1994.

    Related party revenue and related party cost of revenue for the year ended December 31, 1994, is a result of sales of laser units to Advanced Interventional Systems, Inc. ("LAIS") prior to the merger discussed in note 12. These sales were entered into pursuant to an agreement whereby LAIS personnel secured sales orders from third-party customers for the Company's products in exchange for a commission and the Company sold the products to LAIS. Under the agreement, the Company incurred sales commission expense of approximately $38,000 during the year ended
    December 31, 1994.

(9) INCOME TAXES

    At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $89.1 million which are available to offset future federal taxable income, if any, and expire at varying dates through 2011. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986. The cumulative annual Section 382 limitation was approximately $52.3 million at December 31, 1996. The minimum amount of net operating loss carryforwards that will expire as a result of being limited under Section 382 is estimated to be $24.7 million.

    The Company also has research and development tax credit carryforwards at December 31, 1996 for federal income tax purposes of approximately $3,145,000 which are available to reduce future federal income taxes, if any, and expire at varying dates through 2011. The annual use of portions of the research and development credit carryforwards is also limited under
    Section 382.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                               1996      1995
                                                             --------   -------
                                                               (in thousands)
     Deferred tax assets:
       Net operating loss carryforwards                      $ 33,062    32,731
       Research and development tax credit
        carryforwards                                           3,145     3,123
       Royalty reserve, due to accrual for financial
        reporting purposes                                         43        36
       Warranty reserve, due to accrual for financial
        reporting purposes                                         46        31
       Inventories, principally due to accrual for
        obsolescence for financial reporting purposes,
        net of additional costs inventoried for tax
        purposes                                                  659     1,078
       Equipment, primarily due to differences in cost
        basis and depreciation methods                            563       610
       Deferred revenue, due to deferral for financial
        reporting purposes                                        176       196
       Other                                                       13       129
                                                             --------   -------
           Total gross deferred tax assets                     37,707    37,934
       Less valuation allowance                               (37,707)  (37,934)
                                                             --------   -------
           Net deferred tax assets                           $      -         -
                                                             --------   -------
                                                             --------   -------

    The Company has recorded a valuation allowance to fully reserve for the gross deferred tax asset at December 31, 1996, due to the uncertainty of realization. The net change in the valuation allowance includes the effect of state income taxes, permanent differences expensed for book purposes but not deductible for tax purposes, and the valuation allowance established regarding the Company's net operating loss carryforward.

(10) NOTE PAYABLE

    During 1993, the Company issued a note payable in the amount of $1,050,000 to obtain certain patent rights. The note is for a ten-year period with annual payments of $105,000 due on May 1st. The note was non-interest bearing and was discounted to $827,000, using a discount rate of 5.75%. Annual maturities for each of the next five years and thereafter are as follows (in thousands):

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

                    1997                          $ 75
                    1998                            79
                    1999                            84
                    2000                            89
                    2001                            94
                    Thereafter                      99
                                                  ----
                                                  $520
                                                  ----
                                                  ----

(11) CONCENTRATIONS OF CREDIT RISK

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Financial Accounting
     Standards Board's Statement No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, consist primarily of cash equivalents, securities and accounts receivable with the Company's various customers.

     The Company's cash equivalents and securities consist of financial instruments issued by various institutions and government entities. The Company's investment policy is designed to limit the Company's exposure to concentrations of credit risk.

     The Company's accounts receivable are due from a variety of health care organizations and distributors throughout the United States and Europe. No single customer represented more than 10% of sales or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management's estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1996.

     The glass rods used in the fabrication of optical fibers are currently available from a single source, which holds worldwide patent rights on this material. Any interruption in supply of these glass rods could have a material adverse impact on the Company's ability to manufacture its catheters. Although the Company anticipates that it will continue to receive an adequate supply of glass rods, it has taken actions to mitigate the effect of an interruption in supply by accumulating additional inventory of glass rods and finished optical fibers.

     The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

-------------------------------------------------------------------------------

(12) MERGER

     On June 10, 1994, the Company completed its merger with LAIS, an excimer laser angioplasty company pursuant to an amended plan of reorganization. The Company issued 8,156,385 shares of common stock to the shareholders of LAIS, and LAIS became a wholly owned subsidiary of the Company. At the time of the merger, it was the Company's intention to sell Polymicro Technologies, Inc. ("Polymicro"), a subsidiary of LAIS which manufacturers drawn silica glass products for the medical device and gas chromatography and separations markets. The Company had recorded an investment in Polymicro at its estimated net realizable value, and subsequently decided on September 1, 1994, to retain its ownership of Polymicro. Net income of Polymicro while it was a subsidiary held for sale has been recorded as other income and identified separately in the statement of operations.

     The merger was accounted for using the purchase method of accounting. Accordingly, the results of operations of LAIS from June 10, 1994 are included in the accompanying consolidated financial statements and the purchase was allocated to assets acquired and liabilities assumed based on their estimated fair market value at the date of acquisition. Additionally, purchased in-process research and development costs totaling $4,391,000 were charged to operations in 1994.

(13) SEGMENT AND GEOGRAPHIC REPORTING

     As a result of the merger with LAIS during 1994, as discussed in note 12, the Company operates in two industry segments: development, manufacturing, marketing and service of excimer laser angioplasty systems; and development, manufacturing and marketing of drawn silica glass products for the medial device and gas chromatography and separations markets. Operations related to the excimer laser angioplasty systems represents the sale and service of laser units and a disposable fiber optic catheter that are used in the treatment of atherosclerosis in the coronary arteries. Operations related to the drawn silica glass products represents the sale of silica glass capillary tubing, optic fibers, precision fused silica pieces, and assemblies and cables. The following table presents financial information by segment (in thousands).

                                                       Year ended
                                                       December 31
                                                  --------------------
                                                   1996          1995
                                                  -------       ------
        Revenue:
          Excimer laser angioplasty systems       $13,662       10,384
          Drawn silica glass products               7,017        6,898
                                                  -------       ------
               Total revenues                     $20,679       17,282
                                                  -------       ------
                                                  -------       ------
        Operating income (loss):
          Excimer laser angioplasty systems       $(2,247)      (3,140)
          Drawn silica glass products                 511          341
                                                  -------       ------
               Total operating loss               $(1,736)      (2,799)
                                                  -------       ------
                                                  -------       ------

                                                                   (Continued)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

------------------------------------------------------------------------------

(13) SEGMENT AND GEOGRAPHIC REPORTING (CONTINUED)

                                                 Year ended
                                                 December 31
                                              -----------------
                                                1996      1995
                                              -------    ------
 Depreciation and amortization:
    Excimer laser angioplasty systems         $ 1,470     1,647
    Drawn silica glass products                 1,258     1,309
                                              -------    ------
         Total depreciation and amortization  $ 2,728     2,956
                                              -------    ------
                                              -------    ------
 Identifiable assets:
    Excimer laser angioplasty systems         $10,580    13,413
    Drawn silica glass products                12,459    11,600
                                              -------    ------
         Total identifiable assets            $23,039    25,013
                                              -------    ------
                                              -------    ------
 Capital expenditures:
    Excimer laser angioplasty systems         $   225        50
    Drawn silica glass products                   233        28
                                              -------    ------
         Total capital expenditures           $   458        78
                                              -------    ------
                                              -------    ------

Revenue by geographic areas is as follows:


                                    Year ended December 31
                                 ----------------------------
                                   1996       1995      1994
                                 --------    ------    ------
         Domestic                $ 16,871    15,080     9,610
         Foreign                    6,198     5,227     3,387
         Eliminations              (2,390)   (3,025)   (1,584)
                                 --------    ------    ------
         Total                   $ 20,679    17,282    11,413
                                 --------    ------    ------
                                 --------    ------    ------

Operating loss by geographic areas is as follows:

                                     Year ended December 31
                                 -----------------------------
                                   1996       1995      1994
                                 --------    ------    -------
         Domestic                 $  (351)   (1,382)    (7,883)
         Foreign                   (1,411)   (1,423)    (3,617)
         Eliminations                  26         6        225
                                 --------    ------    -------
         Total                    $(1,736)   (2,799)   (11,275)
                                 --------    ------    -------
                                 --------    ------    -------

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

------------------------------------------------------------------------------

    Identifiable assets by geographic areas are as follows:

                                           December 31
                                     ----------------------
                                       1996           1995
                                     -------         ------
             Domestic                $20,599         22,485
             Foreign                   2,660          2,792
             Eliminations               (220)          (264)
                                     -------         ------
             Total                   $23,039         25,013
                                     -------         ------
                                     -------         ------

(14) ROYALTY COMMITMENTS

    The Company is obligated under various licensing and royalty agreements which require the Company to pay royalties based on a percentage of net sales of certain products, subject to maximum amounts for certain agreements. Under one agreement, the Company is required to pay a minimum royalty of $20,500 per quarter in 1996, and quarterly amounts adjusted for changes in the consumer price index thereafter through 2010. The agreements generally expire at various dates concurrent with the expiration dates of the respective patents. Royalty expense under these agreements amounted to $645,000, $481,000 and $463,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


THE BOARD OF DIRECTORS AND SHAREHOLDERS
THE SPECTRANETICS CORPORATION:


Under date of January 31, 1997, we reported on the consolidated balance sheets of The Spectranetics Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Company's annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II (Valuation and Qualifying Accounts). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                           KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                                                                  SCHEDULE II

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(IN THOUSANDS)

------------------------------------------------------------------------------

                                 Balance at  Additions     Additions     Deductions  Balance
                                 beginning    charged     charged to        from      at end
        Description               of year   to expense  other accounts   allowance   of year
        -----------              ---------- ----------  --------------   ----------  -------
Year ended December 31, 1994:
   Accrued warranty liability       $311         113         158 (1)        278         304
   Accrued royalty liability         417         463         402 (1)        634         648
   Allowance for bad debts
      and sales returns               60         183           -             62         181
Year ended December 31, 1995:
   Accrued warranty liability        304         141           -            297         148
   Accrued royalty liability         648         481           -          1,032          97
   Allowance for bad debts
      and sales returns              181          21         233 (2)        317         118
Year ended December 31, 1996:
   Accrued warranty liability        148         404           -            345         207
   Accrued royalty liability          97         242           -            223         116
   Allowance for bad debts
      and sales returns              118          50         169 (2)        288          49

(1)  Represents amounts recorded in connection with the LAIS merger.

(2) Represents a provision for sales returns recorded as a reduction of revenue.

See accompanying independent auditors' report.

                          THE SPECTRANETICS CORPORATION

                                  EXHIBIT INDEX


                                                              SEQUENTIALLY
 EXHIBIT                                                       NUMBERED
  NUMBER                     DESCRIPTION                         PAGE
--------------------------------------------------------------------------
   2.1      Agreement and Plan of Reorganization between
            The Spectranetics Corporation and Advanced
            Interventional Systems, Inc., dated
            January 24, 1994. (1)

   2.1(a)   Amendment to Agreement and Plan of
            Reorganization between The Spectranetics
            Corporation and Advanced Interventional
            Systems, Inc., dated May 17, 1994. (2)

   2.2      Certificate of Ownership and Merger of
            Advanced Interventional Systems, Inc. Into The
            Spectranetics Corporation, dated December 27,
            1995. (13)

   3.1      Restated Certificate of Incorporation. (1)

   3.1(a)   Certificate of Amendment to Restated
            Certificate of Incorporation. (12)

   3.2      Bylaws of the Company. (3)

   4.1      Form of Common Stock Certificate of the
            Company. (4)

   10.1 Lease covering a portion of the Company's facilities between the Company and Dwane and Donna Basse dated November 10, 1994. (12)

   10.2     Lease covering a portion of the Company's
            facilities between the Company and American
            Investment Management dated February 17, 1995.
            (12)

   10.3 Lease covering a portion of the Company's facilities between the Company and Full Circle
            Partnership III dated September 11, 1985. (3)

   10.4(a) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated February 15, 1992. (7)

   10.4(b) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated February 16, 1993. (1)

   10.4(c) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated October 3, 1994. (12)

   10.5     1991 Stock Option Plan, as amended. (11)

   10.6     1990 Incentive Stock Option Plan. (6)

   10.7     1989 Incentive Stock Option Plan and First
            Amendment thereto. (6)

   10.8     Nonemployee Director Stock Option Plan. (8)

   10.8(a)  Stock Option Plan for Outside Directors. (10)

   10.9     Employee Stock Purchase Plan (as amended). (9)

   10.10 License Agreement with Patlex Corporation, dated January 1, 1992 (confidential treatment has been sought for portions of this agreement.) (7)

                                                              SEQUENTIALLY
 EXHIBIT                                                       NUMBERED
  NUMBER                     DESCRIPTION                         PAGE
--------------------------------------------------------------------------

   10.11    License Agreement with Pillco Limited
            Partnership, dated February 1, 1993
            (confidential treatment has been granted for portions of this agreement). (7)

   10.12    Vascular Laser Angioplasty Catheter License
            Agreement with Bio-Metric Systems, Inc., dated
            April 7, 1992 (confidential treatment has been granted for portions of this agreement.) (6)

   10.13    Exclusive License Agreement between the United
            States of America and James B. Laudenslager and Thomas J. Pacala dated March 25, 1985; and
            Exclusive License Agreement between the United
            States of America and LAIS dated April 29,
            1990. (5)

    21.1    Subsidiaries of the Company.

    23.1    Consent of Independent Auditors.

    27.1    Financial Data Schedule.


1 Incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed on March 31, 1994.
2 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-4 filed May 18, 1994
     (File No. 33-79106).
3 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).
4 Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).
5 Incorporated by reference to exhibits previously filed by LAIS with its Registration Statement on Form S-1 filed August 30, 1991
     (File No. 33-42457).
6 Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).
7 Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.
8 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992
     (File No. 33-46725).
9 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File
     No. 33-88088).
10 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995
     (File No.33-99406).
11 Incorporated by reference to exhibits previously filed by the Company with IRS Registration Statement on Form S-8 filed October 6, 1994
     (File No. 33-85198).
12 Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.
13 Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed on April 29, 1996.