Form 10-Q
period 1997-03-31
SPECTRANETICS CORP
filed 1997-05-14
CIK 789132

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 1997

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
          (Address of principal executive offices and telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes  X   No
                                                         ---     ---

     As of May 5, 1997, there were 18,592,677 outstanding shares of Common
     Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I---FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                              March 31,      December 31,
                                                                1997             1996
                                                              ---------      ------------
ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                   $  2,199        $  2,860
  Investment securities                                          3,837           4,290
  Trade accounts receivable                                      3,401           3,651
  Inventories  (note 3)                                          1,756           1,628
  Prepaid expenses and other current assets                        588             396
                                                             ---------       ---------
          Total current assets                                  11,781          12,825
                                                             ---------       ---------
  Property and equipment, net                                    3,409           3,486
  Goodwill and other intangible assets, net                      5,983           6,346
  Other assets                                                     421             382
                                                             ---------       ---------
                                                             $  21,594       $  23,039
                                                             ---------       ---------
                                                             ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities                    $  3,385        $  3,311
  Deferred revenue (note 4)                                        600             569
  Current portion of note payable                                   75              75
  Current portion of capital lease obligations                      75              83
                                                             ---------       ---------
          Total current liabilities                              4,135           4,038
                                                             ---------       ---------
  Other Liabilities                                                 21              26
  Note payable, net of current portion                             445             445
  Capital lease obligations, net of current portion                  -              20
                                                             ---------       ---------
          Total long-term liabilities                              466             491
                                                             ---------       ---------
          Total liabilities                                      4,601           4,529
                                                             ---------       ---------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value.  Authorized
    5,000,000 shares; none issued                                    -               -
  Common stock, $.001 par value.  Authorized
    25,000,000 shares; issued and outstanding
    18,592,677 and 18,531,867, respectively                         19              19
  Additional paid-in capital                                    83,478          83,402
  Cumulative foreign currency translation adjustment              (120)            (16)
  Accumulated deficit                                          (66,384)        (64,895)
                                                             ---------       ---------
          Total shareholders' equity                            16,993          18,510
                                                             ---------       ---------
                                                             $  21,594       $  23,039
                                                             ---------       ---------
                                                             ---------       ---------

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                   Three Months Ended March 31,
                                                -------------------------------
                                                   1997                1996
                                                -----------        -----------

Revenues                                        $     4,571        $     4,668
Cost of revenues                                      2,541              2,561
                                                -----------        -----------
Gross margin                                          2,030              2,107
                                                -----------        -----------
OPERATING EXPENSES:
     Marketing and sales expense                      1,774              1,531
     General and administrative expense               1,275              1,033
     Research and development expense                   512                353
                                                -----------        -----------
         Total operating expenses                     3,561              2,917
                                                -----------        -----------
LOSS FROM OPERATIONS                                 (1,531)              (810)
OTHER INCOME (EXPENSE):
    Interest income                                      81                 88
    Interest expense                                    (10)               (12)
    Other, net                                          (29)                 5
                                                -----------        -----------
                                                         42                 81
                                                -----------        -----------
NET LOSS                                        $    (1,489)       $      (729)
                                                -----------        -----------
                                                -----------        -----------
LOSS PER SHARE (note 2)                         $     (0.08)       $     (0.04)
                                                -----------        -----------
                                                -----------        -----------
WEIGHTED AVERAGE COMMON SHARES                   18,588,291         18,372,969
                                                -----------        -----------
                                                -----------        -----------

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  March 31,
                                                               1997      1996
                                                             -------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,489)   $ (729)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                  659       722
  Net change in operating assets and liabilities                (163)     (415)
                                                             -------    ------
    Net cash used by operating activities                       (993)     (422)
                                                             -------    ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (129)     (110)
  Decrease (increase) in short-term investments                  453      (377)
                                                             -------    ------
    Net cash provided by (used in) investing activities          324      (487)
                                                             -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                      76        34
  Principal payments on obligations under
    capital leases and note payable                              (28)      (29)
                                                             -------    ------
    Net cash provided by financing activities                     48         5
                                                             -------    ------
Effect of exchange rate changes on cash                          (40)      (19)
                                                             -------    ------
Net decrease in cash and cash equivalents                       (661)     (923)
Cash and cash equivalents at beginning of period               2,860     3,115
                                                             -------    ------
Cash and cash equivalents at end of period                   $ 2,199    $2,192
                                                             -------    ------
                                                             -------    ------
Supplemental disclosures of cash flow information --
  cash paid for interest                                     $     3    $    4
                                                             -------    ------
                                                             -------    ------
Supplemental disclosure of non-cash investing
  and financing activities:
    Transfers from inventory to equipment held for rental
      or loan                                                $   105    $   22
                                                             -------    ------
                                                             -------    ------

ITEM 1.   FINANCIAL STATEMENTS


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

(3)  INVENTORIES

     Components of inventories are as follows (in thousands):

                                March 31, 1997        December 31, 1996
                                --------------        -----------------
          Finished Goods            $   731                $   643
          Work in Process               547                    516
          Raw Materials                 478                    469
                                    -------                -------
                                    $ 1,756                $ 1,628
                                    -------                -------
                                    -------                -------

(4)  DEFERRED REVENUE

     The Company has various product maintenance contracts. Revenue from product maintenance contracts is deferred and recognized ratably over the contract period. Deferred revenue related to such contracts was approximately $565,000 and $534,000 at March 31, 1997 and December 31, 1996, respectively.

     Additional deferred revenue in the amount of $35,000 and $35,000 at March 31, 1997 and December 31, 1996, respectively, relates to a sales contract that requires the Company to buy back the product if the customer is not satisfied. Revenue will be recognized when the buyback provisions expire unexercised.

(5)  ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128) was issued in February 1997 by the Financial Accounting Standards Board. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of basic and diluted with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. SFAS 128 is required to be adopted for fiscal years, including interim periods, ending after December 15, 1997. The Company will adopt SFAS 128 during the fourth quarter of 1997. Its adoption is not expected to have a material effect on the consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION
------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

REVENUES

     Revenue for the three months ended March 31, 1997 decreased $97,000 (2%) as compared with the three months ended March 31, 1996. The decrease is primarily due to a decline in laser revenues. Total unit placements of laser systems during the three months ended March 31, 1997 were generally consistent with total placements during the same period last year; however, a higher percentage of the placements in the three months ended March 31, 1997 were rentals rather than outright sales, which contributed to the decline in laser revenues. Additionally, sales of laser systems consisted primarily of sales through European distributors, where selling prices are typically lower.

     Fluctuations in foreign currency exchange rates during the three months ended March 31, 1997 compared to the same period in 1996 caused a decrease in revenues of 4%.

GROSS MARGIN

     Gross margin percentages for the three months ended March 31, 1997 were 44% compared to gross margins of 45% for the three months ended March 31, 1996. The slight decline in gross margins as a percentage of revenue is primarily due to declined laser system gross margins. A higher percentage of laser system revenues during the three months ended March 31, 1997 as compared to the same period last year resulted from sales to the Company's European distributors, where selling prices are typically less than those in the U.S. market.

OPERATING EXPENSES

     Total operating expenses for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 increased $644,000, or 22%. The increase is due to (1) increased marketing and sales costs associated with additional staffing in the marketing and sales organization as well as an increase in general marketing activities; (2) increased administrative costs associated with the transition to a new Chief Executive Officer; and (3) increased research and development expense, primarily related to costs associated with a retrospective study which examines laser treatment of stent restenosis. The Company intends to seek to use the data from this study to support a submission to the FDA requesting a labeling change to add stent restenosis as an indication for laser angioplasty. Increases in operating expenses from current levels can be expected as the Company invests in programs intended to provide increased utilization of the Company's current products, to expand the application of excimer laser technology and to accelerate the introduction of new products to the marketplace.

     Fluctuations in foreign currency exchange rates during the three months ended March 31, 1997 compared to the same period in 1996 caused a decrease in operating expenses of 4%.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had cash, cash equivalents and investment securities of $6,036,000. The Company consumed $1,114,000 of cash and short-term investments during the three months ended March 31, 1997, primarily due to $993,000 consumed in connection with operating activities. The Company is, among other things, using cash to improve the acceptance of the Company's current product offerings and to train physicians in the use of its investigational products, the Spectranetics Laser Sheath (SLS-TM-) and the Prima-Registered Trademark- laser guidewire, which are intended to expand the application of the Company's technology. Management believes that the Company's liquidity and capitalization will be sufficient to sustain the Company through the end of 1997. Revenue increases or additional financing will be necessary to sustain the Company over the longer term. There

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (cont'd)

are no assurances that the revenue increases or the necessary financing can be secured on terms favorable to the Company, if at all.

RISK FACTORS

     The stockholders of the Company are, and will continue to be subject to a number of risks, including the following:

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

     NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING. The Company may require additional financing in the future. Such financing, if required, may not be available on satisfactory terms, or at all. If the Company is unable to obtain sufficient funding from other sources on terms and prices acceptable to the Company, the Company's ability to make capital expenditures, provide adequate physician training and clinical support, compete effectively and withstand the effects of adverse market and economic conditions may be significantly impaired. If the Company is able to obtain debt financing, there can be no assurance that the Company will have sufficient cash flow from operating activities to meet its debt service requirements. Therefore, the Company may be required to meet its debt service requirements from other sources, such as the sale of additional equity and debt securities and the sale of selected assets. To the extent the Company finances its future operations through the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share.

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

     DEPENDENCE ON SINGLE PRODUCT LINE. A significant percentage of SPNC's revenues is derived from the sale or lease of the CVX-300-Registered Trademark-laser unit and the sale of products used in conjunction with the CVX-300-Registered Trademark- laser unit. Consequently, SPNC is dependent on the successful development and commercialization of the CVX-300-Registered Trademark- laser unit and such related products. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance could have a material adverse effect on SPNC's business and financial condition, and cessation of business could occur.

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

     POTENTIAL VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, the market price of the shares of the Company's Common Stock, similar to other health care companies, has been, and is likely to continue to be, highly volatile. Factors such as fluctuations in operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Company's Common Stock.

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

                          PART II.---OTHER INFORMATION

------------------------------------------------------------------------------

ITEM 1.        LEGAL PROCEEDING

               None

ITEMS 2-5.     NOT APPLICABLE.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) EXHIBITS. The following documents are filed herewith and made a part of this report on Form 10-Q:

                         Exhibit 10.14 - License Agreement between The Spectranetics Corporation and Medtronic, Inc. dated February 28, 1997 (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission).

                         Exhibit 27.1 - Financial Data Schedule for 1997 First Quarter Form 10-Q.

               (b)  REPORTS ON FORM 8-K

                    None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE SPECTRANETICS CORPORATION
                                              (Registrant)

May 14, 1997                           By: /s/ James P. McCluskey
                                          ------------------------------------
                                          James P. McCluskey
                                          Vice President, Finance
                                          Secretary/Treasurer and
                                          Principal Financial Officer

                          THE SPECTRANETICS CORPORATION
                    FORM 10Q FOR PERIOD ENDED MARCH 31, 1997

                                  EXHIBIT INDEX



     EXHIBIT                       DESCRIPTION
     NUMBER
------------------------------------------------------------------------------
     10.14 License Agreement between The Spectranetics Corporation and Medtronic, Inc. dated February 28, 1997 (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission).

     27.1      Financial Data Schedule for 1997 First Quarter Form 10-Q.