Form 10-Q/A
period 1997-03-31
SPECTRANETICS CORP
filed 1997-07-31
CIK 789132

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A




           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               for the quarterly period ended March 31, 1997.

                                      Or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from              to             .
                                              ------------    ------------


                        Commission file number: 0-19711

                         THE SPECTRANETICS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    84-0997049
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

               96 Talamine Court, Colorado Springs, Colorado 80907
               (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code: (719) 633-8333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 5, 1997, there were 18,592,677 shares of the Registrant's Common Stock outstanding.

                           PART II - OTHER INFORMATION

Part II is hereby amended to add the following:

  Item 5. Other Information.

     The Registrant entered into a License Agreement (the "License Agreement") with Medtronic, Inc. ("Medtronic") effective as of February 28, 1997. Pursuant to the terms and conditions of the License Agreement, Medtronic granted to the Registrant an exclusive worldwide license to make, have made, use and sell certain laser "lead extractor" devices for aiding in removal of medical devices such as pacing and defibrillation leads or catheters. The term of the License Agreement continues until the expiration, in any country, of the last patent in the intellectual property licensed thereunder.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 1997


                                            THE SPECTRANETICS CORPORATION
                                                    (Registrant)

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