Form 10-Q
period 1997-06-30
SPECTRANETICS CORP
filed 1997-08-14
CIK 789132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                   JUNE 30, 1997

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

     As of August 6, 1997, there were 18,683,139 outstanding shares of Common Stock.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (IN THOUSAND, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                              June 30,        December 31,
                                                               1997               1996
                                                           -------------     -------------
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                                 $         503     $       2,860
 Investment securities                                             3,674             4,290
 Trade accounts receivable                                         3,559             3,651
 Inventories (note 3)                                              2,016             1,628
 Prepaid expenses and other current assets                           551               396
                                                           -------------     -------------
     Total current assets                                         10,303            12,825
                                                           -------------     -------------
 Property and equipment, net                                       3,482             3,486
 Goodwill and other intangible assets, net                         5,621             6,346
 Other assets                                                        645               382
                                                           -------------     -------------
     Total assets                                          $      20,051     $      23,039
                                                           -------------     -------------
                                                           -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
 Accounts Payable and accrued liabilities                  $       2,781     $       3,311
 Deferred revenue (note 4)                                         1,121               569
 Current portion of note payable                                      79                75
 Current portion of capital lease obligations                         57                83
                                                           -------------     -------------
     Total current liabilities                                     4,038             4,038
                                                           -------------     -------------
 Other liabilities                                                    16                26
 Note payable, net of current portion                                366               445
 Capital lease obligations, net of current portion                    14                20
                                                           -------------     -------------
     Total long-term liabilities                                     396               491
                                                           -------------     -------------
     Total liabilities                                             4,434             4,529
                                                           -------------     -------------
SHAREHOLDERS' EQUITY:
 Preferred stock, $.001 par value. Authorized
  5,000,000 shares; none issued
 Common Stock, $.001 par value. Authorized
  25,000,000 shares; issued and outstanding
  18,648,678 and 18,531,867, respectively                             19                19
 Additional paid-in capital                                       83,535            83,402
 Cumulative foreign currency translation adjustment                 (154)              (16)
 Accumulated deficit                                             (67,783)          (64,895)
                                                           -------------     -------------
     Total shareholders' equity                                   15,617            18,510
                                                           -------------     -------------
                                                           $      20,051     $      23,039
                                                           -------------     -------------
                                                           -------------     -------------


              THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            (IN THOUSAND, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                           ---------------------------      -------------------------
                                               1997           1996            1997           1996
                                            ----------     ----------      ----------    -----------

Revenues                                    $    4,583     $    5,451      $    9,154    $    10,119

Cost of revenues                                 2,482          2,699           5,022          5,260
                                            ----------     ----------      ----------    -----------
Gross margin                                     2,101          2,752           4,132          4,859
                                            ----------     ----------      ----------    -----------

Gross margin %                                     46%            50%             45%            48%

OPERATING EXPENSES:
  Marketing and sales expense                    1,911          1,455           3,685          2,986
  General and administrative expense             1,057          1,149           2,332          2,182
  Research and development expense                 567            430           1,080            783
                                            ----------     ----------      ----------    -----------
    Total operating expenses                     3,535          3,034           7,097          5,951
                                            ----------     ----------      ----------    -----------
LOSS FROM OPERATIONS                            (1,434)          (282)         (2,965)        (1,092)

OTHER INCOME (EXPENSE):
  Interest income                                   53             65             133            153
  Interest expense                                  (8)           (11)            (17)           (23)
  Other, net                                       (10)           (10)            (39)            (5)
                                            ----------     ----------      ----------    -----------
                                                    35             44              77            125
                                            ----------     ----------      ----------    -----------
NET LOSS                                    $   (1,399)    $     (238)     $   (2,888)   $      (967)
                                            ----------     ----------      ----------    -----------
                                            ----------     ----------      ----------    -----------
LOSS PER SHARE (NOTE 2)                     $    (0.08)    $    (0.01)     $    (0.16)   $     (0.05)
                                            ----------     ----------      ----------    -----------
                                            ----------     ----------      ----------    -----------

WEIGHTED AVERAGE COMMON SHARES              18,625,909     18,382,290      18,588,291     18,377,629
                                            ----------     ----------      ----------    -----------
                                            ----------     ----------      ----------    -----------

              THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (IN THOUSAND, EXCEPT SHARES AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------

                                                                       Six Months Ended
                                                                           June 30,
                                                                ----------------------------
                                                                   1997              1996
                                                                ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                      $  (2,888)       $     (967)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                     1,278             1,405
  Net change in operating assets and liabilities                   (1,055)             (491)
                                                                ----------       -----------
    Net cash used by operating activities                          (2,665)              (53)
                                                                ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                               (310)             (186)
  Decrease (increase) in short-term investments                       617                91
                                                                ----------       -----------
    Net cash provided by (used in) investing activities               307               (95)
                                                                ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                          133                68
  Principal payments on obligations under
    capital leases and note payable                                   (81)             (126)
                                                                ----------       -----------
    Net cash provided by financing activities                          52               (58)
                                                                ----------       -----------
Effect of exchange rate changes on cash                               (51)              (42)
                                                                ----------       -----------
Net decrease in cash and cash equivalents                          (2,357)             (248)
Cash and cash equivalents at beginning of period                    2,860             3,115
                                                                ----------       -----------
Cash and cash equivalents at end of period                      $     503        $    2,867
                                                                ----------       -----------
                                                                ----------       -----------
Supplemental disclosures of cash flow information -
  cash paid for interest                                        $      34        $       39
                                                                ----------       -----------
                                                                ----------       -----------
Supplemental disclosure of non-cash investing
  and financing activities:
  Transfers from inventory to equipment held for rental
    or loan                                                     $     259        $       28
                                                                ----------       -----------
                                                                ----------       -----------


                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(3)  INVENTORIES

     Components of inventories are as follows (in thousands):

                                                  June 30,       December 31,
                                                    1997             1996
                                              ---------------- ---------------
       Finished Goods                              $  791           $  643
       Work in Process                                658              516
       Raw Materials                                  567              469
                                              ---------------- ---------------
                                                   $2,016           $1,628
                                              ---------------- ---------------
                                              ---------------- ---------------

(4)  DEFERRED REVENUE

     The Company has various product maintenance contracts. Revenue from product maintenance contracts is deferred and recognized ratably over the contract period. Deferred revenue related to such contracts was approximately $546,000 and $534,000 at June 30, 1997 and December 31, 1996, respectively.

     Deferred revenue at June 30, 1997 includes $540,000 which represents cash received in advance of the shipment of a customer order. Revenue will be recognized upon shipment of the order. At June 30, 1997 and December 31, 1996, additional deferred revenue of $35,000 relates to a sales contract that requires the Company to buy back the product if the customer is not satisfied. Revenue will be recognized when the buyback provisions expire unexercised.

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

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. SFAS 128 is required to be adopted for fiscal years, including interim periods, ending after December 15, 1997. The Company will adopt SFAS 128 during the fourth quarter of 1997. Its adoption is not expected to have a material effect on the consolidated financial statements of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" below includes "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include the following: market acceptance of excimer laser angioplasty technology, technological changes resulting in product obsolescence, the inability to obtain patents with respect to new products, adverse state or federal legislation and regulation, availability of third party component products at reasonable prices, and the other risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission as well as those set forth in "Risk Factors."

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996:

REVENUES

     Revenue for the three and six months ended June 30, 1997 decreased $868,000 (16%) and $965,000 (10%), respectively, as compared with the three and six months ended June 30, 1996. The decrease is primarily due to a decline in laser revenues. New unit placements of laser systems during the three and six months ended June 30, 1997 were consistent with total new placements during the same period last year; however, revenues for three and six months ended June 30, 1996 included sales of two lasers and four lasers, respectively, which were previously being rented, as compared to no such sales during the three and six months ended June 30, 1997.

     Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 1997 compared to the same periods in 1996 caused a decrease in revenues of 2% and 3% respectively.

GROSS MARGIN

     Gross margins as a percentage of revenues for the three months and six months ended June 30, 1997 were 46% and 45%, respectively, as compared to gross margins of 50% and 48% for the comparable periods in 1996. The decline in gross margins as a percentage of revenue is primarily due to the decrease in revenues as a result of the unfavorable fluctuation in foreign currency exchange rates. There was no corresponding fluctuation in cost of revenues since they are primarily denominated in U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

OPERATING EXPENSES

     Research and development expenses increased $137,000 (32%) and $297,000 (38%), respectively, during the three and six months ended June 30, 1997 as compared to the same periods in 1996. The increase is primarily due to costs associated with the Company's retrospective clinical study examining laser treatment of stent restenosis as well as the European trial of the Prima-TM- total occlusion device. The Company expects these costs to increase as it continues its efforts to broaden the application of its excimer laser technology.

     Marketing and sales expenses increased $456,000 (31%) and $699,000 (23%), respectively, for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996. The increase is due to additional staffing in the marketing and sales organization as well as an increase in general marketing activities designed to highlight and promote the benefits of the Company's excimer laser technology.

     General and administrative expenses decreased $92,000 (8%) during the three months ended June 30, 1997 as compared to the same period last year. During the three months ended June 30, 1996, the Company incurred costs associated with the adoption of a shareholder rights plan and the filing of a shelf registration statement. No costs of this nature were incurred during the three months ended June 30, 1997. During the six months ended June 30, 1997 as compared to the same period in 1996, general and administrative expenses increased $150,000 (7%), primarily due to costs associated with the transition to a new Chief Executive Officer in the early part of 1997.

     Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 1997 compared to the same period in 1996 caused a decrease in operating expenses of 2% and 5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1997, the Company had cash, cash equivalents and investment securities of $4,177,000. The Company consumed $2,973,000 of cash and short-term investments during the six months ended June 30, 1997, primarily due to $2,665,000 consumed in connection with operating activities.
 The Company is investing its cash for its marketing and sales efforts to improve the acceptance of the Company's current product offerings and to train physicians in the use of its investigational products, the Spectranetics Laser Sheath (SLS-TM-) and the Prima-TM- laser guidewire, which are intended to expand the application of the Company's excimer laser technology. Management believes that the Company's liquidity and capitalization will be sufficient to sustain the Company through the end of 1997. Revenue increases or additional financing will be necessary to sustain the Company over the longer term. There are no assurances that the revenue increases or the necessary financing can be secured on terms favorable to the Company, if at all.

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

     LACK OF LIQUIDITY.   The Company believes that it has sufficient cash
liquidity to execute its plans through 1997. In order for cash flow from operating activities to be sufficient to sustain the Company's operations over the long term, the Company must achieve increases in sales and maintain control over expenses. There can be no assurance that such increases in sales or control in expenses will occur or that they will be sufficient to maintain adequate cash to continue operations.

     NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING. The Company may require additional financing in the near future. Such financing, if required, may not be available on satisfactory terms, or at all. If the Company is unable to obtain sufficient funding from other sources on terms and prices acceptable to the Company, the Company's ability to make capital expenditures, provide adequate physician training and clinical support, compete effectively and withstand the effects of adverse market and economic conditions may be significantly impaired. If the Company is able to obtain debt financing, there can be no assurance that the Company will have sufficient cash flow from operating activities to meet its debt service requirements. Therefore, the Company may be required to meet its debt service requirements from other sources, such as the sale of additional equity and debt securities and the sale of selected assets. To the extent the Company finances its future operations through the issuance of equity securities, existing stockholders may suffer dilution in net tangible book value per share.

     LIMITED OPERATING HISTORY; LIMITED MANUFACTURING EXPERIENCE. SPNC has a limited history of operations. SPNC received pre-market approval (PMA) approval from the FDA for its CVX-300-Registered Trademark- laser unit in 1993. Accordingly, SPNC does not have substantial experience in manufacturing, marketing or selling its products in commercial quantities. SPNC may encounter difficulties in scaling up production of laser units and devices and hiring and training additional qualified manufacturing personnel.
 The occurrence of difficulties as SPNC increases production volumes could lead to quarterly fluctuations in operating results and have a material adverse effect on SPNC's business, financial condition and results of operations.

     UNCERTAIN MARKET ACCEPTANCE. Excimer laser angioplasty technology is a relatively new procedure which competes with more established therapies, including balloon angioplasty, stent implantation and bypass surgery, and other evolving technologies, such as atherectomy and non-excimer laser technologies. The cost of the CVX-300-Registered Trademark- laser unit is significantly greater than the cost of therapeutic capital equipment required with balloon angioplasty, stent implantation and atherectomy procedures, and the cost of SPNC's catheters is greater than the cost of balloon angioplasty catheters. In addition, because excimer laser procedures are often followed by balloon angioplasty, the cost of an excimer laser angioplasty can be higher than balloon angioplasty alone. Market acceptance of the laser angioplasty system also will depend, in part, on SPNC's ability to establish with the medical community the clinical efficacy of excimer laser angioplasty.

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

     DEPENDENCE ON SINGLE PRODUCT LINE. A significant percentage of SPNC's revenues is derived from the sale or lease of the CVX-300-Registered Trademark- laser unit and the sale of products used in conjunction with the CVX-300-Registered Trademark- laser unit. Consequently, SPNC is dependent on the successful development and commercialization of the CVX-300-Registered Trademark- laser unit and such related products. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance could have a material adverse effect on SPNC's business and financial condition, and cessation of business could occur.

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

     There can be no assurance that SPNC's current and future competitors will not develop technologies and products that are more effective in treating cardiovascular disease than SPNC's current products or future products, and that SPNC technologies and products would not be rendered obsolete by such developments.

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

     COSTS AND UNCERTAINTY OF REGULATORY COMPLIANCE. SPNC's products and manufacturing activities are subject to vigorous Class III medical device regulation by the FDA and comparable state and foreign agencies. The process of complying with these regulations can be costly and time consuming.
Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations and standards could prevent SPNC from obtaining, or affect the timing of, future regulatory approval. SPNC products require the filing of original PMAs or PMA supplements. There can be no assurance that the FDA will approve SPNC's current or future PMAs or PMA supplements on a timely basis or at all. The absence of such approvals could have a material adverse effect on SPNC's ability to generate future revenues.

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

                              PART II.---OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDING

              None

ITEMS 2-5.    NOT APPLICABLE.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS. The following documents are filed herewith and made a part of this report on Form 10-Q:

                    Exhibit 27.1 - Financial Data Schedule for 1997 Second Quarter Form 10-Q.

              (b)   REPORTS ON FORM 8-K

                    None

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE SPECTRANETICS CORPORATION
                                     (Registrant)

August 14, 1997              By:     /s/ James P. McCluskey
                                ---------------------------------------
                                     James P. McCluskey
                                     Vice President, Finance
                                     Secretary/Treasurer and
                                     Principal Financial Officer

                             THE SPECTRANETICS CORPORATION
                        FORM 10Q FOR PERIOD ENDED JUNE 30, 1997

                                    EXHIBIT INDEX



  EXHIBIT
  NUMBER                           DESCRIPTION
----------------------------------------------------------------------------
   27.1     Financial Data Schedule for 1997 First Quarter Form 10-Q.