Form 10-Q
period 1997-09-30
SPECTRANETICS CORP
filed 1997-11-14
CIK 789132

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

                                  SEPTEMBER 30, 1997

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

    As of November 5, 1997, there were 18,739,451 outstanding shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                               Exhibit Index at Page 15
                                       Page 1

                           PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                       Sept 30,    December 31,
                                                         1997         1996
                                                       --------    ------------
ASSETS:
CURRENT ASSETS:
 Cash and cash equivalents                             $ 4,467        $ 2,860
 Investment securities                                   1,547          4,290
 Trade accounts receivable                               4,023          3,651
 Inventories (note 3)                                    2,203          1,628
 Prepaid expenses and other current assets                 278            396
                                                      --------       --------
    Total current assets                                12,518         12,825
                                                      --------       --------
 Property and equipment, net                             3,691          3,486
 Goodwill and other intangible assets, net               5,398          6,346
 Other assets                                              680            382
                                                      --------       --------
    Total assets                                      $ 22,287       $ 23,039
                                                      --------       --------
                                                      --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
 Accounts payable and accrued liabilities             $  3,238       $  3,311
 Deferred revenue                                        3,162            569
 Current portion of note payable                            79             75
 Current portion of capital lease obligations              175             83
                                                      --------       --------
    Total current liabilities                            6,654          4,038
                                                      --------       --------
 Other liabilities                                          10             26
 Note payable, net of current portion                      366            445
 Capital lease obligations, net of current portion         140             20
                                                      --------       --------
    Total long-term liabilities                            516            491
                                                      --------       --------
    Total liabilities                                    7,170          4,529
                                                      --------       --------
SHAREHOLDERS' EQUITY:
 Preferred stock, $.001 par value. Authorized
   5,000,000 shares; none issued                            --             --
 Common stock, $.001 par value. Authorized
   25,000,000 shares; issued and outstanding
   18,698,333 and 18,531,867, respectively                  19             19
 Additional paid-in capital                             83,655         83,402
 Cumulative foreign currency translation adjustment       (165)           (16)
 Accumulated deficit                                   (68,392)       (64,895)
                                                      --------       --------
    Total shareholders' equity                          15,117         18,510
                                                      --------       --------
                                                      $ 22,287       $ 23,039
                                                      --------       --------
                                                      --------       --------

                      THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                          Three Months Ended Sept. 30.             Nine Months Ended Sept. 30.
                                          ----------------------------           -----------------------------
                                            1997                1996               1997                1996
                                       ----------          ----------          ----------          ----------
Revenues                               $    6,233          $    5,595          $   15,387          $   15,714

Cost of revenues                            3,285               2,784               8,307               8,045
                                       ----------          ----------          ----------          ----------
Gross margin                                2,948               2,811               7,080               7,669
                                       ----------          ----------          ----------          ----------
Gross margin %                                47%                 50%                 46%                 49%

OPERATING EXPENSES:
  Marketing and sales expense               1,667               1,516               5,352               4,503
  General and administrative expense        1,467                 973               3,799               3,154
  Research and development expense            489                 466               1,569               1,248
                                       ----------          ----------          ----------          ----------
    Total operating expenses                3,623               2,955              10,720               8,905
                                       ----------          ----------          ----------          ----------
LOSS FROM OPERATIONS                         (675)               (144)             (3,640)             (1,236)
OTHER INCOME (EXPENSE):
  Interest income                              69                  84                 202                 238
  Interest expense                             (8)                (10)                (25)                (34)
  Other, net                                    5                   1                 (34)                 (4)
                                       ----------          ----------          ----------          ----------
                                               66                  75                 143                 200
                                       ----------          ----------          ----------          ----------
  Net Loss                             $     (609)         $      (69)         $   (3,497)           $ (1,036)
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------
LOSS PER SHARE (note 2)                $    (0.03)         $     -             $    (0.19)            $ (0.06)
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------
WEIGHTED AVERAGE COMMON SHARES         18,675,012          18,462,133          18,630,055          18,406,003
                                       ----------          ----------          ----------          ----------
                                       ----------          ----------          ----------          ----------

                      THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                  Sept 30,
                                                            --------------------
                                                               1997       1996
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (3,497)  $ (1,036)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                1,499      2,072
  Net change in operating assets and liabilities               1,367       (709)
                                                            --------   --------
    Net cash (used by) provided from operating activities       (631)       327
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (486)      (288)
  Decrease (increase) in short-term investments                2,743     (1,193)
                                                            --------   --------
    Net cash provided by (used in) investing activities        2,257     (1,481)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                     254        217
  Principal payments on obligations under
    capital leases and note payable                             (210)      (150)
                                                            --------   --------
    Net cash provided by financing activities                     44         67
                                                            --------   --------
Effect of exchange rate changes on cash                          (63)       (42)
                                                            --------   --------
Net increase (decrease) in cash and cash equivalents           1,607     (1,129)
Cash and cash equivalents at beginning of period               2,860      3,115
                                                            --------   --------
Cash and cash equivalents at end of period                  $  4,467   $  1,986
                                                            --------   --------
                                                            --------   --------
Supplemental disclosures of cash flow information --
  cash paid for interest                                    $     41   $     44
                                                            --------   --------
                                                            --------   --------
Supplemental disclosure of non-cash investing
  and financing activities:
  Transfers from inventory to equipment held for rental
    or loan                                                 $    202   $     18
                                                            --------   --------
                                                            --------   --------
  Assets acquired with capital leases                       $    347   $   --
                                                            --------   --------
                                                            --------   --------

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

(2) LOSS PER SHARE

    The loss per common share does not reflect any assumed exercise of stock options, since the effect of such inclusion would be antidilutive.

(3) INVENTORIES

    Components of inventories are as follows (in thousands):

                        Sept 30, 1997       December 31, 1996
                        -------------       -----------------
Finished Goods             $  871               $  643
Work in Process               618                  516
Raw Materials                 714                  469
                           ------               ------
                           $2,203               $1,628
                           ------               ------
                           ------               ------

(4) ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

REVENUES

    Revenues for the three months ended September 30, 1997 increased to $6,233,000, or 11%, as compared to the three months ended September 30, 1996. The increase reflects higher revenues associated with sales of laser systems and lead removal devices to investigational sites participating in the Company's ongoing clinical study for the removal of pacemaker and implantable defibrillator leads. In July 1997, an advisory panel to the FDA unanimously recommended the Company's lead removal device for approval. This increase was partially offset by the effect of adverse foreign currency exchange rate fluctuations, which amounted to approximately $200,000, or 2% of consolidated revenues. The adverse fluctuation is due to the strengthening of the U.S. dollar in relation to the Dutch guilder, the currency of the Company's wholly owned subsidiary in the Netherlands, Spectranetics International, B.V., which accounts for approximately 20% of consolidated revenues for the three and nine months ended September 30, 1997.

    Revenues for the nine months ended September 30, 1997 decreased to $15,387,000, or 2%, as compared to the same period last year due primarily to adverse foreign currency exchange rate fluctuations amounting to approximately $400,000.

GROSS MARGIN

    Gross margins as a percentage of revenues for the three months and nine months ended September 30, 1997 were 47% and 46%, respectively, as compared to
gross margins of 50% and 49% for the comparable periods in 1996.   The decline
in gross margins as a percentage of revenue is primarily a result of the unfavorable fluctuation in foreign currency exchange rates. There was no corresponding fluctuation in cost of revenues since they are denominated in U.S. dollars. Had foreign currecy exchange rates remained constant, gross margins as a percentage of revenues for the three and nine months ended September 30, 1997 would have been 49% and 48%, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

OPERATING EXPENSES

         Marketing and sales expenses increased 10% and 19% to $1,667,000 and $5,352,000, respectively, for the three and nine months ended September 30, 1997 as compared to the same period last year. The increase is due to additional staffing in the marketing and sales organization as well as an increase in general marketing activities designed to highlight and promote the benefits of the Company's excimer laser technology.

         General and administrative expenses increased 51% and 20% to $1,467,000 and $3,799,000, respectively, during the three and nine months ended September 30, 1997 as compared to the same period last year. The increase is primarily attributable to increased staffing and general corporate activities associated with the build-up of the infrastructure necessary to execute the Company's strategy of expanding the application of the Company's excimer laser technology.

         Research and development expenses increased 5% and 25% to $489,000 and $1,569,000, respectively, for the three and nine months ended September 30, 1997 as compared to the same period last year. The increase is primarily due to an increased focus on expanding the application of the Company's excimer laser technology, which resulted in additional staffing costs and clinical study costs associated with a retrospective trial examining laser treatment of stent restenosis.

         Fluctuations in foreign currency exchange rates during the three and nine months ended September 30, 1997 compared to the same periods in 1996 caused a decrease in operating expenses of 4% and 4%, respectively, for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1997, the Company had cash, cash equivalents and investment securities of $6,014,000. The Company consumed $1,136,000 of cash, cash equivalents, and investment securities during the nine months ended September 30, 1997, primarily due to $631,000 consumed in connection with operating activities.

         Operating expenses have increased 20% for the nine months ended September 30, 1997 as compared to the same period last year. Management expects continued operating expense increases associated with research and development projects, clinical studies, sales staffing additions, marketing activities, and administrative costs necessary to support these increased corporate activities.

         In September 1997, the Company entered into a $6,100,000 agreement with United States Surgical Corporation (USSC), which will require USSC to make advance payments against future purchases of Spectranetics' laser systems and fiber-optic probes for use in transmyocardial revascularization (TMR). Approximately $2,500,000 was paid to the Company during the third quarter and is included within deferred revenue on the balance sheet.

         During the nine months ended September 30, 1997, the Company entered into capital leases to finance the purchase of capital equipment. Management expects future purchases of capital equipment to be financed with similar financing arrangements. There are no assurances that such financing can be secured on terms favorable to the Company, if at all.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         Management believes that the Company's liquidity and capitalization will be sufficient to sustain the Company through the end of 1998. Revenue increases or additional financing will be necessary to sustain the Company over the longer term. There are no assurances that the revenue increases or the necessary financing can be secured on terms favorable to the Company, if at all.

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

         LACK OF LIQUIDITY.   The Company believes that it has sufficient cash
liquidity to execute its plans through 1998. In order for cash flow from operating activities to be sufficient to sustain the Company's operations over the long term, the Company must achieve increases in sales and maintain control over expenses. There can be no assurance that such increases in sales or control in expenses will occur or that they will be sufficient to maintain adequate cash to continue operations.

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

         LIMITED MANUFACTURING EXPERIENCE.  SPNC received pre-market approval
(PMA) approval from the FDA for its CVX-300-Registered Trademark- laser unit in 1993. Accordingly, SPNC does not have substantial experience in manufacturing, marketing or selling its products in commercial quantities. SPNC may encounter difficulties in scaling up production of laser units and devices and hiring and training additional qualified manufacturing personnel. The occurrence of difficulties as SPNC increases production volumes could lead to quarterly fluctuations in operating results and have a material adverse effect on SPNC's business, financial condition and results of operations.

         UNCERTAIN MARKET ACCEPTANCE. Excimer laser angioplasty technology is a relatively new procedure which competes with more established therapies, including balloon angioplasty, stent implantation and bypass surgery, and other evolving technologies, such as atherectomy and non-excimer laser technologies.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

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

         INTENSE COMPETITION. Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. SPNC expects intense competition to continue in the marketplace. Market competition includes manufacturers of balloon angioplasty devices and stents, and direct competition for SPNC comes from manufacturers of atherectomy devices. Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. Guidant Corporation, Boston Scientific Corporation and Johnson & Johnson Interventional Systems are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, SPNC anticipates that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for atherosclerosis. Johnson & Johnson Interventional Systems is the leading stent provider in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation), Interventional Technologies, Inc. and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). There is an excimer laser company in Germany, Medolas, which has performed excimer laser angioplasty in Europe. United States Surgical Corporation has acquired an 80 percent interest in Medolas.

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

         UNCERTAINTY OF IMPACT OF HEALTH CARE REFORM. The federal government and certain states have already implemented or are considering legislation to effect health care reforms. In addition, other legislative and industry groups are studying various health care issues. The ultimate timing or effect of any

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

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

         TECHNOLOGICAL CHANGE RESULTING IN PRODUCT OBSOLESCENCE. Market acceptance and sales of SPNC products also could be adversely affected by technological changes. The health care industry is characterized by rapid technological progress. New developments are expected to continue at an accelerated pace in both industry and academia. Many companies, some of which have substantially greater resources than SPNC, are engaged in research and development with respect to methods of treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

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

         INABILITY OF STOCKHOLDERS TO CALL SPECIAL MEETING. The Company's Certificate and Bylaws provide that special meetings of stockholders may be called only by the Board of Directors or a committee of the Board of Directors duly designated and authorized to call special meetings in a resolution of the Board of Directors or as may otherwise be specifically provided in the

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


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

                             PART II.--OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.       LEGAL PROCEEDING

              None

ITEMS 2-5.    NOT APPLICABLE.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a.) EXHIBITS.  The following documents are filed herewith and made a part of this report on Form 10-Q:

                   Exhibit 10.1 - Lease covering a portion of the Company's facilities between the Company and Duane and Donna Basse, dated September 1, 1997.

                   Exhibit 10.2 omits certain attachments. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any of the exhibits and schedules to the Exhibits to the Form 10-Q. License Agreement between The Spectranetics Corporation and United States Surgical Corporation, dated September 25, 1997. (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)

                   Exhibit 10.3 omits certain attachments. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any of the exhibits and schedules to the Exhibits to the Form 10-Q. Supply Agreement between The Spectranetics Corporation and United States Surgical Corporation, dated September 25, 1997. (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)

                   Exhibit 27.1 - Financial Data Schedule for 1997 Third Quarter Form 10-Q.

              (b)  REPORTS ON FORM 8-K

                   None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE SPECTRANETICS CORPORATION
                                       (Registrant)

November 14, 1997            By:   /s/ James P. McCluskey
                                ----------------------------------------
                                       James P. McCluskey
                                       Vice President, Finance
                                       Secretary/Treasurer and
                                       Principal Financial Officer

                            THE SPECTRANETICS CORPORATION
                    FORM 10Q FOR PERIOD ENDED SEPTEMBER 30, 1997

                                  EXHIBIT INDEX



  EXHIBIT
  NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------

10.1 Exhibit 10.1 - Lease covering a portion of the Company's facilities between the Company and Duane and Donna Basse, dated September 1, 1997.

10.2 Exhibit 10.2 omits certain attachments. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any of the exhibits and schedules to the Exhibits to the Form 10-Q. License Agreement between The Spectrantics Corporation and United States Surgical Corporation, dated
         September 25, 1997. (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)

10.3 Exhibit 10.3 omits certain attachments. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any of the exhibits and schedules to the Exhibits to the Form 10-Q. Supply Agreement between The Spectrantics Corporation and United States Surgical Corporation, dated September 25, 1997. (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)

27.1     Financial Data Schedule for 1997 Third Quarter Form 10-Q.