Form 10-K405
period 1997-12-31
SPECTRANETICS CORP
filed 1998-03-31
CIK 789132

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE YEAR ENDED DECEMBER 31, 1997

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
                                  (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes /X/        No / /
                                                     ----          ----

/X/  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the Registrant, as of March 6, 1998, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $61,535,164.

     As of March 6, 1998, there were outstanding 18,760,721 shares of Common Stock.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998, are incorporated by reference into
Part III as specified.

--------------------------------------------------------------------------------

                                   Total Pages 49
                              Exhibit Index on Page 47

                                 TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
               General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
               Interventional Cardiovascular Therapies . . . . . . . . . . . . . . . . . . . . . 3
                    Angioplasty. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                    Lead Extraction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
               Sales and Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
               Strategic Alliance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
               Polymicro Technologies, Inc.. . . . . . . . . . . . . . . . . . . . . . . . . . .10
               Government Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
               Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
               Patents and Proprietary Rights. . . . . . . . . . . . . . . . . . . . . . . . . .13
               Research and Development. . . . . . . . . . . . . . . . . . . . . . . . . . . . .14
               Third-Party Reimbursement . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
               Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
               Facilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . .16

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS . . . . . . .16
ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
               Overview. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
               Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18
               Accounting Pronouncements . . . . . . . . . . . . . . . . . . . . . . . . . . . .20
               Year 2000 Compliance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20
               Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . .26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . .26
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . .26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . .26

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K . . . . . . . . . . .26

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .47

PART I

     The information set forth in "Business" below includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. Readers are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that realistically could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include the following: market acceptance of excimer laser angioplasty technology, market acceptance of excimer laser removal of pacemaker and defibrillator leads, technological changes resulting in product obsolescence, the inability to obtain patents with respect to new products, adverse state or federal legislation and regulation, availability of third-party component products at reasonable prices, and the risk factors listed from time to time in the Company's filings with the Securities and Exchange Commission as well as those set forth in Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

ITEM 1.   BUSINESS

GENERAL

     The Spectranetics Corporation ("SPNC" or the "Company") develops, manufactures, services and distributes a proprietary excimer laser system (CVX-300-Registered Trademark- laser unit and fiber optic delivery devices) for the treatment of certain coronary and vascular conditions. The Company is a Delaware corporation formed in 1984, and is headquartered in Colorado Springs, Colorado. The Company's wholly-owned subsidiary, Polymicro Technologies, Inc. ("Polymicro"), manufactures and distributes drawn silica glass products, which include capillary tubing and specialty fiber optics. Polymicro is located in Phoenix, Arizona. Polymicro is more fully described herein under the section titled "Polymicro Technologies, Inc." in this Item
1. For distinction purposes throughout the course of this Form 10-K, the Company will be referred to as "SPNC" in connection with its interventional cardiovascular business and will be referred to as "the Company" in connection with the combined operations of SPNC and its subsidiaries.

     SPNC's excimer laser technology has been designed to ablate, or remove, tissue, and is utilized in several interventional cardiovascular applications. The excimer laser system approved by the Food and Drug Administration ("FDA") in February 1993 is currently used for the recanalization of clogged blood vessels (angioplasty) and for removing lead wires from patients with implanted pacemakers or implantable cardioverter defibrillators ("ICDs"). Clinical trials are underway investigating the use of excimer laser technology for the treatment of peripheral vascular disease, restenosed stents, totally occluded arteries, and transmyocardial revascularization/percutaneous transmyocardial revascularization. SPNC is also pursuing the development of additional applications for the CVX-300 excimer laser unit, both through its own research and development efforts as well as partnering with other companies to develop new applications. The SPNC also is leveraging its specialized manufacturing capabilities to diversify into other medical product fields such as electrophysiology.

INTERVENTIONAL CARDIOVASCULAR THERAPIES

     ANGIOPLASTY

     BACKGROUND

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

     Interventional medical treatment for atherosclerosis includes bypass surgery, a highly invasive procedure by which blood flow is redirected through a grafted vein; and minimally invasive angioplasty procedures such as balloon angioplasty, stent implantations, atherectomy and laser angioplasty, all of which improve blood flow by reshaping or removing the obstructing plaque. The treatment selected is based primarily on the number of lesions and lesion characteristics found in the arteries, including length, configuration, degree of calcification, and location in the arteries.

     BYPASS SURGERY. Bypass surgery involves the grafting of a vein to redirect blood flow around an occluded artery. Bypass surgery is typically performed when physicians determine that other less invasive procedures are not likely to be effective. Of all currently available invasive treatments, bypass surgery is by far the most invasive and the most traumatic.

     PTCA. Percutaneous transluminal coronary angioplasty ("PTCA") is a non-invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and is performed by interventional cardiologists. PTCA works by increasing the size of the lumen of the diseased coronary artery, thus increasing blood flow to the heart. Balloon angioplasty dilatation catheters and stents are the principal products used for PTCA.

     PTA. Percutaneous transluminal angioplasty ("PTA") is also a non-invasive medical used to treat peripheral (lower limb) artery diseases procedure, and is performed by interventional radiologists. PTA also works by increasing the lumen of the diseased artery. Balloon angioplasty dilatation catheters and stents are the principal products used for PTA.

     Interventional Cardiovascular Techniques. SPNC's market is divided into two segments: coronary artery lesions and lower limb artery lesions. Angioplasty procedures in both the coronary and lower limb segments have been strongly dominated by balloon angioplasty. However, the continuing problem of long term restenosis (re-occlusion of the arteries) after interventional treatments of lesions has encouraged scientists and medical device companies to attempt to develop supplementary or substitute techniques in addition to conventional balloon angioplasty. The following angioplasty techniques require that a guidewire cross the lesion for these procedures to be employed.

     Balloon Angioplasty. Balloon angioplasty is the most common minimally invasive procedure for treating atherosclerosis. During the last decade balloon angioplasty became the most common cardiovascular intervention. In 1997, there were approximately 1,000,000 coronary balloon angioplasty procedures performed worldwide.1 Balloon angioplasty involves threading a balloon-tipped catheter over a guidewire and into an artery through a small incision in the patient's arm or leg. When positioned at a lesion, hydraulic pressure is used to inflate the balloon to a particular diameter. The atherosclerosis plaque (atheroma) is pushed aside within the vessel and the artery is widened, thereby improving blood flow.

     STENTS. The first intracoronary stents were approved by the FDA in 1994. Growing at 20 percent annually, it is estimated that more than 500,000 stents were implanted in patients in 1997.(1) The stent is a thin, slotted tube or coil which acts as scaffolding to hold the artery open. The stent procedure involves mounting a stent on a balloon catheter, threading the balloon and stent across the lesion, and expanding the stent against the vessel wall by inflating the balloon. The stent differs from other angioplasty techniques in that it is permanently implanted.

     ATHERECTOMY AND ROTABLATION. Atherectomy is another technique used to treat coronary artery disease. This procedure involves removing atheroma from the coronary lesion to help widen the artery. Rotational cutters and rotational burrs are the most common atherectomy methods. This procedure involves threading the atherectomy catheter over a guidewire to the lesion, cutting the atheroma from the lesion site, and completing the procedure with a balloon or stent. One device cuts away plaque and deposits it into an attached canister. This device has been approved for a limited set of coronary indications. A second atherectomy device utilizes a spinning burr to grind away plaque and has received approval in a broad set of indications.

--------------------
(1) Amounts were estimated by the Company based on extrapolation from available industry data. Patient population estimates are inherently subject to uncertainties, and the Company is unable to determine with any degree of certainty the number of such procedures for any indication or the number of patients who are suitable for treatment using the various procedures.

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

     STRATEGY

     SPNC is focusing on the niche indications in interventional angioplasty therapy that allow it to demonstrate the clinical benefits of excimer laser ablation by fulfilling unmet needs that are not satisfactorily met by balloon angioplasty or current atherectomy devices. Key to SPNC's marketing success is convincing physicians of the clinical applications of its excimer laser technology. SPNC continues to present data gathered from clinical studies and conduct peer-to-peer training with physicians from leading cardiovascular centers.

     PRODUCTS

     CVX-300-Registered Trademark- Laser Unit. The CVX-300-Registered Trademark- laser unit is a proprietary excimer laser designed specifically for use in cardiovascular applications. When coupled with SPNC's fiber optic laser devices, the system generates and delivers 308 nanometer wavelength ultraviolet light pulses to a lesion in order to ablate plaque. The current list price of the CVX-300-Registered Trademark- is $196,000. SPNC also offers various financing options which include leasing and rental programs.

     On February 19, 1993, FDA approved the SPNC CVX-300 excimer laser unit and the 1.4 and 1.7 millimeter diameter laser catheters for the following six indications for use in the treatment of coronary artery disease: saphenous vein graft lesions, ostial lesions, long lesions, moderately calcified stenosis, total occlusions, and lesions previously failed by balloon dilatations.

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

          REDUCED PROCEDURE TIME. Patient outcome audits, which compared excimer laser procedures to balloon angioplasty and rotational atherectomy, reveal the excimer laser method shortens procedure times and reduces radiation exposure to the patient from fluoroscopic imaging used during the procedure, thereby improving lab efficiency.

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

     DISPOSABLE LASER DEVICES. As an integral part of the excimer laser system, SPNC has developed a broad selection of proprietary laser devices, designed to meet physician needs and multiple indications for use.

     Early laser catheters contained only a few large optical fibers to transmit the laser energy. These early devices were stiff, had difficulty accessing arterial anatomy, and suffered from poor ablation characteristics. Current innovative laser catheter designs contain hundreds of very small-in-diameter and flexible fibers that can access more difficult coronary anatomy. The smaller fiber also produces a better laser energy distribution at the tip of the catheter for improved ablation.

     Laser catheters are designed to provide several advantages over other atherectomy devices. These catheters, which SPNC produces in sizes ranging from 1.4 to 2.0 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic extrusion. Fibers are coupled to the laser using a patented intelligent connector design. This design requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300-Registered Trademark-laser unit computer, which controls the calibration cycle. During 1992, SPNC acquired exclusive rights to a lubricious coating, which in certain catheter lines reduces friction and enhances trackability and control of the device. The catheter's combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions.

     SPNC's laser catheter product line includes the Extreme-Registered Trademark- concentric catheter, Vitesse-TM- C concentric catheter and the Vitesse-TM- E eccentric catheter. The refined construction of these catheters is designed to provide improved trackability, reachability and improved tactile feedback. These improvements are aimed at providing uniform and precise ablation of plaque and more accurate catheter placement.

     EXTREME-Registered Trademark- LASER CATHETER. In October 1993, the FDA approved the Extreme-Registered Trademark- laser concentric catheter, which was SPNC's first high performance coronary laser catheter. It is an over-the-wire ("OTW") catheter which has enhanced flexibility and ablation at lower energy settings, resulting in improved performance. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easier access. The Extreme-Registered Trademark- laser catheter is available in 2.0mm tip diameters.

     VITESSE-TM- C LASER CATHETER. The Vitesse-TM- C laser catheter, approved by the FDA in October 1994, is a rapid-exchange, concentric catheter. Utilizing patented design technology, the Vitesse-TM- C can be threaded onto and exchanged over a guidewire more conveniently than other OTW models. It is also compatible with a wide range of guidewires. The performance features seek to provide quicker procedures, ease of use, less radiation exposure to the patient and lab staff, and requires only a single operator. This catheter is available in 1.4mm, 1.7mm, and 2.0mm tip diameters.

     VITESSE-TM- E LASER CATHETER. The Vitesse-TM- E eccentric laser catheter is SPNC's first directional coronary laser catheter. The 1.7mm diameter catheter was FDA approved in July 1995, and the 2.0mm diameter catheter was FDA approved in September 1997. This catheter utilizes an eccentric fiber array at the tip that can be positioned by the operator to selectively ablate plaque with multiple passes. Many coronary lesions are eccentric in nature, and this catheter tip design is particularly suited for this indication. The Vitesse-TM-E eccentric catheter is available in 1.7mm and 2.0mm tip diameter.

     In November 1994, SPNC also received ISO 9001 certification from the T-V Product Service GmbH in Munich, Germany (European equivalent to the FDA) which allowed SPNC to market its products in the European Community within compliance of the EN 29 001/ISO 9001 and EN 46 001. As of March 1997, SPNC has received CE mark registration for all of its products. The CE (Communaute Europeene) mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

     CLINICAL DEVELOPMENT

     In the pursuit of developing new applications to grow its angioplasty business, SPNC is investing in gathering and publishing hard clinical evidence of the success of excimer laser technology. SPNC is participating in clinical trials for the following applications:

     PERIPHERAL VASCULAR DISEASE. The prevalent treatment option for total occlusions in the upper leg is bypass surgery, with amputation being required for critical limb ischemia (occluded arteries) below the knee. Approximately 100,000 upper bypass surgeries and 75,000 amputations were performed in 1997.2 Laser catheters are being evaluated as an alternative treatment to both bypass surgery and amputation. A European randomized, multicenter trial was commenced in November 1996, comparing excimer laser angioplasty with conventional guidewire, a special "step-by-step" excimer laser angioplasty technique, and balloon angioplasty. The study compares three different PTA treatments of chronic total occlusions longer than 10 centimeters in the superficial femoral arteries. FDA approval was received in August 1997 to commence testing at up to 10 U.S. medical institutions, and a randomized trial at U.S. centers is scheduled to commence in the second quarter of 1998. There can be no assurances, however, that the clinical trials using excimer laser catheters to unblock peripheral arteries will result in favorable success rates or, if the trials are successful, that SPNC will receive a PMA for this device.

     RESTENOSED STENTS. Since Johnson & Johnson Interventional Systems began general distribution of the Palmaz-Schatz stent in 1994, the acceptance of stents as a valuable treatment option is clearly reflected in its widespread use. It is estimated that more than 500,000 stents were implanted in patients in 1997.(2) However, between 20 and 30 percent of the stents, particularly long stents, may develop blockages due to restenosis or plaque buildup, which can lead to partial or total occlusion of the arteries. SPNC laser catheters are currently being studied for use in debulking stents which have restenosed.

     In January 1998, SPNC received CE Mark approval in Europe to extend usage of its excimer laser coronary angioplasty catheters to the treatment of obstructed stainless steel coronary stents. This CE Mark approval was based on a study conducted in the U.S. through the Cardiology Research Foundation of the Washington Hospital Center in Washington, D.C., which involved 157 procedures between January 1994 and May 1996. The study compared the outcome of traditional balloon-treated stent restenosis with the excimer-laser approach with results from excimer laser ablation yielding a high procedural success rate of 98.9 percent with infrequent complications of 1.1 percent. SPNC has submitted a protocol to the FDA to conduct a formal study in the U.S. There can be no assurances, however, that the clinical trials using excimer laser catheters to debulk stents will result in favorable success rates or, if the trials are successful, that SPNC will receive a PMA for this device.

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

     A prospective, randomized trial was completed in Europe in June 1997, and clinical results were presented at the European Society of Cardiology Conference held in Stockholm, Sweden in August 1997. P. W. Serruys, SPNC's principal investigator in the trial, presented data that showed the Prima laser guidewire, when compared with non-laser mechanical guidewires, increased by 35 percent the success rate of treating chronic coronary total occlusions. The study also showed that use of the Prima laser guidewire does not increase the risk of complications for patients. In April 1997, the FDA approved the modifications of the ongoing U.S. study from a randomized study to a prospective, self-controlled study. The study will enroll up to 120 patients and will evaluate

------------------
(2)  Ibid, p. 4.

the use of the Prima laser guidewire to restore blood flow through a total occlusion where other devices have failed. There can be no assurances, however, that the clinical trials of the Prima-Registered Trademark- laser guidewire will result in favorable success rates or, if the trials are successful, that SPNC will receive a PMA for this device.

     LEAD EXTRACTION

     BACKGROUND

     There are approximately 500,000 heart pacemaker lead implants performed annually worldwide.(3) SPNC estimates that between 5 and 10 percent of these leads may require removal at some time. It is also estimated that approximately 10 percent of all lead implants are replacements for previously implanted leads. Due to the difficulty of removing old leads, physicians typically do not remove old leads unless they are life-threatening. Primary methods available to remove implanted leads at this time include open-chest surgery and transvenous extraction with plastic sheaths. The surgery option is costly and can be traumatic to the patient. The percutaneous sheath method is less invasive but requires mechanical force to extract leads heavily embedded in scar tissue. Using excessive mechanical force to extract the lead may result in damage to the cardiovascular system and may result in the lead disassembling during the extraction procedure.

     SPNC has designed a laser-assisted lead extraction device, or laser sheath, to extract the implanted lead with minimal force. The laser sheath uses excimer laser energy to cut through the scar tissue surrounding the lead to facilitate removal. The device is basically a large lumen, fiber-optic catheter, sized to fit over the implanted lead. The laser sheath is threaded over the lead, advanced down the lead, and the laser is activated to ablate through scar tissue at binding sites until the lead is free. The device uses 100 micron fiber technology for efficient ablation, patented fiber stranding design for durability and flexibility, and metal rim tip design.

     STRATEGY

     In 1998, SPNC will focus on training and educating physicians with regard to the laser sheath, not only in the proper use of the product but also in the alternatives it offers to patients who must have leads replaced. SPNC's objective in providing training and education programs is to establish criteria for opinion leaders to adopt a new standard of care in lead removal. Similar to SPNC's angioplasty business, SPNC continues to focus on providing physicians with clinical data that will support their recommendations to patients to use SPNC's laser sheath.

     PRODUCTS

     SPECTRANETICS 12 FR LASER SHEATH (SLS-TM-). The SLS is an intra-operative device used to free a chronically implanted pacing or defibrillator lead. The laser sheath consists of optical fibers arranged in a circle, sandwiched between inner and outer polymer tubing. The fibers terminate at the distal end within a polished tip and at the proximal end within the coupler that connects to the excimer laser unit. At the distal tip, the fibers are protected by inner and outer stainless steel bands, which form a radiopaque marker. The inner lumen of the device is designed to allow a pacing lead to pass through it, as the device slides over the lead towards the tip of the lead in the heart. In December 1997, SPNC received FDA approval for its 12 Fr SLS. In March 1997, SPNC received an EC Design Examination Certificate for its lead extraction products which will allow SPNC to market these products in Europe with the CE Mark.

---------------
(3) Ibid, p. 4.

     CLINICAL DEVELOPMENT

     Data from the clinical trials conducted through SPNC's Investigational Device Exemption ("IDE") on the remaining members of the SLS family, 14 Fr and 16 Fr devices, was submitted to the FDA in March 1998. The 14 Fr and 16 Fr SLS are designed to free larger diameter, chronically implanted pacemaker and ICD leads. SPNC is awaiting final market approval on these devices. There can be no assurance that SPNC's PMA for these devices will be approved.

SALES AND MARKETING

     The sales goals of SPNC are to increase the present installed base of excimer laser units and to increase the use of disposable devices. New physicians and institutions will be introduced to the efficacy, safety, ease of use and growing indications of excimer laser technology through published studies of clinical applications. By leveraging the success of a physician in one product application, SPNC hopes to promote the applicability of the technology to specialists in different applications.

     SPNC is striving to better understand the needs of its customers through a market research program. Providing customers with answers about cost of acquisition, use of the laser, and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the U.S. as well as internationally, SPNC believes that it will be positioned to capitalize not only on the core competency of excimer laser technology in coronary angioplasty but also in lead extraction and in other new areas of development for excimer laser technology.

     SPNC DOMESTIC. There are over 1,000 interventional cardiac catheterization laboratories in hospitals in the United States.(4) SPNC's United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions which perform the majority of interventional procedures. SPNC's United States sales and marketing team consists of product managers, account managers, clinical specialists and medical equipment service engineers.

     SPNC is focused on expanding its product line, improving product quality, and developing an appropriate infrastructure to support sales growth. Since the use of excimer laser technology is highly specialized, SPNC believes that its direct sales team must have extensive knowledge about the products and the various physician groups they serve. SPNC's marketing activities are designed to support its direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings.

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

     SPNC INTERNATIONAL. In Europe in 1997, there were approximately 250,000 balloon angioplasty procedures performed in approximately 450 interventional cardiac catheterization laboratories.4 In 1993, SPNC began marketing and selling its products internationally through Spectranetics International, B.V., a wholly-owned subsidiary ("Spectranetics International"), as well as through distributors. In 1997, Spectranetics International's revenues totaled $3,755,000, or 17 percent of the Company's revenues. Currently, SPNC has distributors in the following regions: Europe, South America, the Middle East and Asia.

----------------
(4)  Ibid, p. 4.

     SPNC believes that in order to increase distribution of its products internationally, it must establish a direct sales team in certain countries. Due to the high level of experience required by the nature of its excimer laser technology, SPNC believes that establishing a direct sales team will provide better customer service and technical and regulatory support.

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

STRATEGIC ALLIANCE

     Angina is chest pain due to insufficient blood flow and oxygen delivery to the heart muscle. More than 300,000 patients worldwide suffer from chronic angina who are not candidates for traditional balloon angioplasty or bypass surgery.(5) Transmyocardial revascularization ("TMR") is emerging as a viable therapy for treating these patients by creating holes in the heart muscle that are intended to increase the blood supply. SPNC entered into a $6.1 million supply and license agreement with United States Surgical Corporation in September 1997 pursuant to which United States Surgical Corporation will purchase a modified CVX-300-Registered Trademark- laser unit and disposable probes for use in TMR. SPNC is the exclusive supplier of disposable probes for use in TMR with an excimer laser.

POLYMICRO TECHNOLOGIES, INC.

     Polymicro, a wholly-owned subsidiary of SPNC and located in Phoenix, Arizona, is a manufacturer of drawn silica glass products. Polymicro revenues in 1997 totaled $7,182,000, or 33 percent of the Company's revenues.

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

     POLYMICRO'S PRODUCTS

     CAPILLARY TUBING. Capillary tubings are made with high purity, synthetic-fused silica coated with polyimide plastics. Key features of the tubing are chemical inertness, high flexibility, high strength, and the ability to withstand high temperatures and pressures. The tubing is manufactured to tight dimensional tolerances. Polymicro supplies various sizes and configurations of capillary tubing used in analytical instruments. Tubing for gas chromatography columns is supplied with three internal diameters: 250, 320, and 530 micrometers ("um"). Tubing sizes for fluid extraction and capillary electrophoresis range from 50um to 200um inner diameters. Tubing can also be used to form flow restrictors for liquid and gas chromatography, sizes range from 10um to 50um inner diameters.

     OPTICAL FIBER. Optical fibers are hair-thin strands, usually made of a glass "core" to transmit light energy and a bonded cladding on the central "core" made of either glass or plastic material. Polymicro manufactures both glass and plastic clad step-index, multimode silica core optical fibers, that are sold in non-telephone markets. The

---------------
(5) Ibid, p. 4.

core sizes range from 40um to 1000um in diameter. These fibers are further coated with materials such as polyimide, acrylate, silicones or aluminum in single or multiple layers to preserve surface quality and inherent strength of the glass.

     CABLES, ASSEMBLIES. Polymicro pursues value added applications in the medical, process control, aerospace, and industrial markets. Each product is designed and built to meet the customer's requirements and specifications.
The assemblies involve a variety of custom and standard terminations and jacketing materials in conjunction with Polymicro fibers and precision pieces.

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

     SPNC received its initial IDE to perform excimer laser percutaneous coronary angioplasty in May 1989. In February 1991, SPNC submitted its PMA application, which was accepted for filing by FDA in June 1991. On November 26, 1991, the Company's PMA was reviewed by a public advisory panel, and SPNC received a recommendation for approval of the CVX-300-Registered Trademark-laser unit and two sizes of its soft-rim catheters. As part of the approval process, SPNC was inspected in October 1991 by FDA to verify its compliance with GMP requirements. The final step in the approval process, the issuance of a letter by FDA approving the application, occurred on February 19, 1993.

     In October 1993, SPNC received approval for a PMA supplement for its new Extreme-Registered Trademark- catheters. In October 1994, the FDA approved SPNC's PMA supplement for its Vitesse-TM--C family of catheters. In July 1995, SPNC received PMA(S) supplement approval for a new inner catheter tubing, its Vitesse-TM- E catheter, an upgraded CVX-300-Registered Trademark-system software, and the cross-coupling of SPNC catheters on former LAIS Dymer-Registered Trademark- 200+ laser systems. In September 1997, the FDA approved SPNC's PMA(S) supplement for its Vitesse E 2.0mm diameter catheter. In December 1997, the FDA approved SPNC's PMA for the 12 Fr SLS, or laser sheath. There can be no assurance that FDA will approve the Company's current or future PMA supplements on a timely basis or at all. The absence of such approvals could have a material adverse impact on SPNC's ability to generate future revenues.

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

COMPETITION

     Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. Consequently, SPNC expects intense competition to continue in the marketplace. Although market competition includes manufacturers of balloon angioplasty devices and stents, direct competition comes from manufacturers of atherectomy devices. As a result of its agreement with United States Surgical Corporation in 1997 to license and supply its CVX-300-Registered Trademark- excimer laser units and disposable fiber optic probes, SPNC will also compete with manufacturers of devices that treat cardiovascular disease through transmyocardial revascularization. SPNC also believes that it will experience increased competition in the future from companies that will develop lead extraction devices or removal methods.

     Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. SCIMED (a subsidiary of Boston Scientific Corporation), Cordis (a subsidiary of Johnson & Johnson Interventional Systems), ACS (a subsidiary of Guidant Corporation), Bard, and Schneider (a subsidiary of Pfizer) are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, SPNC anticipates that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for atherosclerosis. Cordis, SCIMED, ACS, Arterial Vascular Engineering, and Medtronic are the leading stent providers in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention (a subsidiary of Guidant Corporation) and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). In 1996, United States Surgical Corporation acquired an 80 percent interest in Medolas, an excimer laser company in Germany. The companies currently participating in clinical trials for transmyocardial revascularization are CardioGenesis, Eclipse Surgical, PLC Systems, Inc., and AccuLase.

     SPNC believes that the primary competitive factors in the interventional cardiovascular market are: the ability to treat safely and effectively a variety of lesions; the impact of managed care practices and procedure costs; ease of use; and research and development capabilities. See "Risk Factors -Intense Competition."

PATENTS AND PROPRIETARY RIGHTS

     SPNC holds 34 issued United States patents and 9 European patents, and has 4 United States patent applications pending and 9 foreign patent applications pending. There can be no assurance that any patents currently applied for by SPNC will be granted or that any patents held by SPNC will be valid or sufficiently broad to protect SPNC's technology or to provide it with any competitive advantage. SPNC also relies on trade secrets and unpatented know-how to protect its proprietary technology, and SPNC may be vulnerable to competitors who attempt to copy SPNC's products or to gain access to its trade secrets and know-how.

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

RESEARCH AND DEVELOPMENT

     From inception through 1988, SPNC's primary emphasis in research and development was on the CVX-300-Registered Trademark- laser unit. Since 1988, SPNC's research and development efforts have focused on refinement of the CVX-300-Registered Trademark- laser unit and laser device technology. SPNC is also exploring additional applications for the CVX-300-Registered Trademark-laser unit and is developing advanced laser devices designed to facilitate greater use in existing applications.

     Substantially all of SPNC's research and development activities are performed by SPNC's team of research scientists, engineers and technicians. Research and development expense totaled approximately $2,243,000, $1,684,000, and $1,371,000 in 1997, 1996, and 1995, respectively.

MANUFACTURING

     SPNC assembles and tests its entire product line and has vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by SPNC. SPNC believes that its level of manufacturing integration allows it to control costs, quality and process advancements, to accelerate new product development cycle time and to provide greater design flexibility. Raw materials, components and subassemblies used in SPNC's products are purchased from outside suppliers and are generally readily available from multiple sources

     SPNC's manufacturing facilities are subject to periodic inspections by regulatory authorities, including GMP compliance inspections by the FDA and the T-V. SPNC has undergone four inspections by the FDA for GMP compliance since 1991. Each inspection resulted in a limited number of noted deficiencies, to which SPNC believes it has provided adequate responses.

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

     At present, many of SPNC's customers using the CVX-300-Registered Trademark- for laser angioplasty are obtaining reimbursement under the same DRG as for complex balloon angioplasty. Lead removal procedures using the SLS-TM-are reimbursed using the same DRG's for non-laser lead removal or lead removal replacement. SPNC expects that its customers will continue to do so in the near term. Medicare payments of physicians' surgical fees are based on a fee schedule based on a resource-based relative value scale that rates the value of physicians' work for a particular service in relation to the value of work for other services. The basic excimer laser ablation procedure third-party reimbursement for hospital and physician charges ranges from approximately $6,000 to $14,000. This amount is generally adequate to cover the cost of a laser ablation procedure. Actual charges may be significantly higher and vary depending on the complexity of the procedure, age of the patient, and geographical location.

     Capital costs for medical equipment purchased or leased by hospitals are currently reimbursed separately from DRG payments. SPNC expects lower Medicare reimbursement rates in 1998 as compared to previous years. Such reductions could have an adverse impact on reimbursements to hospitals for the capital cost of the CVX-300-Registered Trademark- laser unit and, consequently, the ability of SPNC to sell its laser unit. While SPNC believes that a laser angioplasty procedure offers a less costly alternative for the treatment of certain types of heart disease, there can be no assurances that the procedure will be viewed as cost effective under changing reimbursement guidelines or other health care payment systems. See "Risk Factors - Limitations on Third-Party Reimbursement."

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

EMPLOYEES

     As of March 1, 1998, the Company had 193 employees, including 8 in research and development, 58 in manufacturing and 60 in marketing, sales and administration, as well as 54 at Polymicro. The Company believes that the success of its business will depend, in part, on its ability to attract and retain qualified personnel. The Company believes that its relationship with its employees is good.

ITEM 2.   PROPERTIES

FACILITIES

     SPNC leases a total of approximately 49,300 square feet in three buildings in Colorado Springs, Colorado. These facilities contain approximately 15,000 square feet of manufacturing space and approximately 22,000 square feet devoted to marketing, research and administrative activities. SPNC has renewed the building lease through December 2000 and believes that these facilities are adequate to meet its requirements through 1998.

     Spectranetics International B.V. leases 4,890 square feet in Nieuwegein, The Netherlands. The facility houses SPNC's operations for the marketing and distribution of products in Europe.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

     The Company's Common Stock is traded on the over-the-counter market under The Nasdaq National Market symbol "SPNC". The table below sets forth the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market for each calendar quarter in 1996 and 1997. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                                HIGH          LOW
                                             ----------    ---------
      YEAR ENDED DECEMBER 31, 1996
           1st Quarter  . . . . . . . . . .  $   3.625        2.375
           2nd Quarter  . . . . . . . . . .      7.688        2.688
           3rd Quarter  . . . . . . . . . .      6.500        3.875
           4th Quarter  . . . . . . . . . .      5.813        3.375

      YEAR ENDED DECEMBER 31, 1997
           1st Quarter  . . . . . . . . . .  $   5.563        2.563
           2nd Quarter  . . . . . . . . . .      3.313        1.375
           3rd Quarter  . . . . . . . . . .      5.938        2.313
           4th Quarter  . . . . . . . . . .      5.500        2.875

     The Company has not paid cash dividends on its Common Stock in the past and does not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The closing sales price of the Company's Common Stock on March 6, 1998 was $3.28. On March 6, 1998, the Company had approximately 878 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data of the Company as of and for each of the years in the five-year period ended
December 31, 1997, are derived from the Company's consolidated financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K and the Consolidated Financial Statements and Notes thereto. The selected historical consolidated financial data presented below as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, has been derived from the Company's audited financial statements also included elsewhere herein. The selected historical consolidated financial data presented below as of December 31, 1995, 1994 and 1993 and for the years ended December 31, 1994 and 1993 are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Years Ended December 31,
                          ---------------------------------------------------
                               1997       1996      1995       1994      1993
                               ----       ----      ----       ----      ----
 STATEMENT OF OPERATIONS
 DATA (for the period):
 Revenues  . . . . . . .  $  21,878  $  20,679  $  17,282  $  11,413  $   8,074
 Cost of revenue . . . .     11,263     10,418      9,502      7,756      7,878
 Marketing and sales . .      7,926      6,291      5,338      5,697      5,558
 General and
 administrative  . . . .      5,248      4,022      3,870      3,425      4,003
 Research and development
 . . . . . . . . . . . .      2,243      1,684      1,371      1,419      3,647
 Purchased research and
 development . . . . . .        ---        ---        ---      4,391        ---
                          ---------  ---------  ---------  ---------  ---------
 Operating loss  . . . .     (4,802)    (1,736)    (2,799)   (11,275)   (13,012)
 Other income, net . . .        182        369        580        547        462
                          ---------  ---------  ---------  ---------  ---------
 Net loss  . . . . . . .   $ (4,620)  $ (1,367)  $ (2,219)  $(10,728)  $(12,550)
                          ---------  ---------  ---------  ---------  ---------
                          ---------  ---------  ---------  ---------  ---------
 Loss per share  . . . .   $   (.25)  $   (.07)  $  (0.12)  $  (0.74)  $  (1.28)
 Weighted average common
   shares outstanding  .     18,654     18,430     18,331     14,564      9,837

                                                December 31,
                          ---------------------------------------------------
                               1997       1996      1995       1994      1993
                               ----       ----      ----       ----      ----
 BALANCE  SHEET  DATA  (at
 end of period):

 Working capital . . . .    $   7,587  $   8,787 $   8,301  $   8,433 $  13,112
 Cash, cash equivalents,
    and securities . . .        8,590      7,150     7,047      8,165    11,644
 Equipment, net  . . . .        3,906      3,486     3,952      5,025     2,510
 Total assets  . . . . .       25,325     23,039    25,013     28,893    19,755
 Long-term debt including
   capital lease
   obligations, net of
   current portion . . .        1,387        465       725      1,729       760
 Shareholders' equity  .       14,063     18,510    19,747     21,870    15,944
 Book value per common
   share outstanding . .    $     .75  $    1.00 $    1.08  $    1.20 $    1.61

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SPNC develops, manufactures, services and distributes an excimer laser unit and fiber optic delivery devices for the treatment of certain coronary and vascular conditions. The Company's wholly-owned subsidiary, Polymicro Technologies, Inc., manufactures and distributes drawn silica glass products which include capillary tubing and specialty fiber optics sold to a variety of companies in addition to Spectranetics.

     SPNC's revenues are dependent on obtaining clinical data supporting regulatory approvals and market acceptance. SPNC sells the only excimer laser system that has been market approved by the FDA in the United States for coronary applications. Its laser system competes primarily against alternative technologies including balloon dilatation catheters, cardiovascular stents and mechanical artherectomy devices.

     SPNC's strategy is to develop additional procedures for its excimer laser system. In 1997, SPNC secured FDA approval to use its excimer laser system for removal of pacemaker and defibrillator leads and entered into a supply and license agreement with United States Surgical Corporation for use of its system for transmyocardial revascularization, an experimental coronary procedure. In 1998, SPNC is sponsoring clinical trials evaluating the use of its excimer laser system to treat restenosed stents, occluded arteries in the leg and totally occluded coronary arteries.

     To fund its strategy, SPNC intends to continue to accelerate investment in the development of new products and in clinical trials for additional applications as well as sales and marketing resources. This investment can be expected to result in operating losses through 1998.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996. Revenues for the year ended December 31, 1997 totaled a record $21,878,000, an increase of 6% over 1996 revenues of $20,679,000. Laser revenues increased 13% over 1996, led by sales of laser systems to United States Surgical Corporation, which represented 6% and 3% of consolidated revenues for the years ended December 31, 1997 and 1996, respectively. Disposable catheter revenues increased 5%, driven by revenues related to SPNC's laser sheath. Other revenues, from Polymicro, service, and custom products, increased 3% over 1996. Revenues from Spectranetics International, B.V. represented 17% and 22% of consolidated revenues for the years ended December 31, 1997 and December 31, 1996, respectively. The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expense accounts are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuation in the Dutch guilder currency rate during the year ended December 31, 1997 as compared to the year ended December 31, 1996 caused a decrease in revenues of $598,000, or 3%.

     Gross margin was 49% for the year ended December 31, 1997, compared to 50% for the same period in 1996.

     Marketing and sales expenses totaled $7,926,000 for the year ended December 31, 1997, an increase of 26% over the 1996 expense level of $6,291,000. The increase is attributed primarily to increased staffing costs combined with increased marketing activities associated with conventions, workshops, and marketing materials.

     General and administrative expenses totaled $5,248,000 for the year ended December 31, 1997, an increase of 30% over 1996 expenses of $4,022,000.
 The increase is due primarily to increased staffing costs incurred as SPNC builds the infrastructure necessary to support investor relations, finance, and administrative activities.

     Research and development expenses totaled $2,243,000 for the year ended December 31, 1997, an increase of 33% over 1996 expenses of $1,684,000. The increase is due primarily to increased clinical study costs associated with the retrospective clinical study of the use of excimer lasers in restenosed stents and the European clinical study of the use of excimer lasers for the crossing of chronic total occlusions. There were also increases in staffing as SPNC increases its research and development efforts as part of its strategy to expand the application of its excimer laser technology.

     Continued increases in operating expenses are expected as SPNC aggressively pursues existing and potential markets for its technology. Fluctuation in the Dutch guilder currency rate during the year ended December 31, 1997 as compared to the year ended December 31, 1996 caused a decrease in expenses of $451,000, or 4%.

     Other income decreased $187,000, or 51%, primarily due to a 1996 adjustment which reversed an estimate that was accrued in connection with the merger with Advanced Inverventional Systems. No such adjustments were recorded in other income for the year ended December 31, 1997. Additionally, interest income decreased as a result of a decrease in the average balance of investment securities held during the respective periods.

     Net loss for 1997 was $4,620,000, or $0.25 per share, as compared to $1,367,000, or $0.07 per share, during 1996.

     YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995. Revenue for the year ended December 31, 1996 was $20,679,000, an increase of 20% over 1995 revenues of $17,282,000. The increase is primarily due to sales of SPNC's laser sheath and total occlusion catheters for use in ongoing clinical trials, combined with increased sales of FDA market-released catheters. Sales from SPNC International B.V. represented 22% of total sales in 1996 as compared to 25% in 1995. The functional currency of SPNC International B.V. is the Dutch guilder. All revenue and expense accounts are translated to U.S. Dollars in the consolidated financial statements using average exchange rates during the year. Fluctuation in the Dutch guilder currency rate during the year ended December 31, 1996 as compared to the year ended December 31, 1995 caused a decrease in revenues of $302,000, or 2%.

     Cost of revenue in 1996 was 50% of revenues in 1996 as compared to 55% in 1995. The resulting improvements in gross margins is primarily due to economies of scale achieved as a result of increased manufacturing volumes, primarily in the area of catheter manufacturing.

     Marketing and sales expense in 1996 of $6,291,000 was up 18% over $5,338,000 in 1995. Increased expense was primarily due to commission on product sales and personnel expenses associated with the Company's efforts to further the market acceptance of its products. Research and development expense increased by $313,000 to $1,684,000 in 1996 over $1,371,000 during 1995. This increase was due primarily to increased expense associated with clinical trials for the laser sheath and total occlusion device.

     General and administrative expense in 1996 increased 4% from $3,870,000 in 1995 to $4,022,000 in 1996. Increased administrative cost was due to increased corporate activity. Fluctuation in the Dutch guilder currency rate during the year ended December 31, 1996 as compared to the year ended December 31, 1995 caused a decrease in total operating expenses of $167,000, or 2%.

     Interest income decreased $118,000, or 27%, from 1995 as a result of lower investment yields combined with a decrease in the average balance of investment securities held during the respective periods. Other income decreased $114,000, or 54%, for 1995. Other income in 1995 of $212,000 consisted primarily of adjustments made to the estimated value of assets and liabilities received in the merger with Advanced Interventional Systems ("LAIS"). An adjustment of this nature was recorded in 1996; however, the amount was significantly lower.

     Net loss for 1996 was $1,367,000, or $0.07 per share, compared with a loss of $2,219,000, or $0.12 per share, in 1995.

     INCOME TAXES. At December 31, 1997, the Company has net operating loss carryforwards (NOL's) for federal income tax purposes of approximately $87,300,000 which are available to offset future federal taxable income, if any, and expire at varying dates through 2012. The losses generated by the Company and a portion of the losses generated by LAIS prior to the merger cannot be used to offset future taxable income of Polymicro due to the separate limitation year (SRLY) rule. Additionally, the annual use of these net operating loss and alternative minimum tax carryforwards is limited under
Section 382 of the Internal Revenue Code of 1986, due to a change in control which resulted from the issuance of shares upon completion of the Company's initial public offering on January 28, 1992. The losses generated by the group subsequent to the merger are not subject to limitation by the SRLY rules or Section 382. No benefit for the NOL's has been recognized by the Company for the years ended December 31, 1997, 1996, and 1995, due to uncertainty as to their recoverability.

     The Company also has research and development tax credit carryforwards at December 31, 1997 for federal income tax purposes of approximately $3,200,000 which are available to reduce future federal income taxes, if any, and expire at varying dates through 2012. The annual use of portions of the research and development credit carryforwards is also limited under Section 382.

     LIQUIDITY AND CAPITAL RESOURCES. As of December 31, 1997, the Company had cash, cash equivalents, and securities of $8,590,000 compared to $7,150,000 at December 31, 1996. The increase of $1,440,000 is primarily due to increased cash flow from operations of $1,182,000 combined with a $1,094,000 increase associated with cash flow from financing activities offset by cash used of $767,000 from capital expenditures. The increased cash flow from operations is primarily attributable to total cash received under the supply and license agreement with United States Surgical Corporation amounting to $6,339,000. Revenue recognized related to the agreement totaled $1,244,000 and the remaining balance of $5,095,000 has been recorded within current and long-term deferred revenue based on the expected timing of future shipments.

     During 1997, the Company entered into an agreement with Silicon Valley Bank for a credit line of $5,000,000. As of December 31, 1997, $1,100,000 was drawn on the line of credit and is included in cash and cash equivalents.
 Of the $3,900,000 available for future financing needs, $900,000 may be used for capital equipment purchases and $3,000,000 for general business purposes.


     At December 31, 1997, 1996, and 1995, SPNC placed a number of systems on rental, loan and fee per procedure programs. A total of $1,441,000, $1,473,000, and $1,549,000 of laser units were capitalized for equipment held for rental or loan for the years ended December 31, 1997, 1996, and 1995, respectively, and are being depreciated over three to five years. This equipment was transferred from SPNC's inventory at cost. SPNC expects that it will continue to offer rental, loan and fee per procedure programs for the foreseeable future. Management believes that the Company's liquidity and capitalization as of December 31, 1997 is sufficient to meet its operating and capital requirements through 1998. Revenue increases from current levels will be necessary to sustain the Company over the longer term.

ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128) was issued in February 1997 by the Financial Accounting Standards Board. SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, EARNINGS PER SHARE, and makes them comparable to international EPS standards. It replaces the presentation of primary and fully diluted with a presentation of basic and diluted EPS. See Note 1 to Consolidated Financial Statements.

YEAR 2000 COMPLIANCE

     Currently, many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company and third parties with which the Company does business rely on numerous computer programs in their day-to-day operations. The Company is evaluating the Year 2000 issue as it relates to the Company's internal computer systems and third party computer systems with which the Company interacts. The Company expects to incur internal staff costs as well as consulting and other expenses related to these issues; these costs will be expensed as incurred. In addition, the appropriate course of action may include replacement or an upgrade of certain systems or equipment at a substantial cost to the Company. There can be no assurance that the Year 2000 issues will be resolved in 1998 or 1999. The Company may incur significant costs in resolving its Year 2000 issues. The Company does not expect the Year 2000 issue to have a significant adverse impact on the Company's business, operating results and financial condition.

RISK FACTORS

     The Company's business, results of operations, and financial condition are, and will continue to be, subject to the following risks:

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

     LACK OF LIQUIDITY. While the Company believes that it has sufficient cash liquidity to execute its plans through 1998, in order for cash flow from operating activities to be sufficient to sustain the Company operations over the long term, the Company must achieve increases in sales and maintain control over expenses. There can be no assurance that such increases in sales or control in expenses will occur or that they will be sufficient to maintain adequate cash to continue operations.

     NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO OBTAIN ADDITIONAL FINANCING. The Company may require additional financing in the future. Such financing, if required, may not be available on satisfactory terms, or at all. If the Company is unable to obtain sufficient funding from other sources on terms and prices acceptable to the Company, the Company's ability to make capital expenditures, compete effectively and withstand the effects of adverse market and economic conditions may be significantly impaired. Furthermore, there can be no assurance that the Company will have sufficient cash flow from operating activities to meet its debt service requirements. Therefore, the Company may be required to meet its debt service requirements from other sources, such as the sale of additional equity and debt securities and the sale of selected assets. To the extent the Company finances its future operations through the issuance of equity securities, existing shareholders may suffer dilution in net tangible book value per share.

     LIMITED OPERATING HISTORY; LIMITED MANUFACTURING EXPERIENCE. The Company has a limited history of operations. SPNC received PMA approval from the FDA for its CVX-300-Registered Trademark- laser unit in 1993. Accordingly, The Company does not have substantial experience in manufacturing, marketing or selling its products in commercial quantities. The Company may encounter difficulties in scaling up production of laser units and catheters and hiring and training additional qualified manufacturing personnel. The occurrence of difficulties as the Company increases production volumes could lead to quarterly fluctuations in operating results and have a material adverse effect on the Company's business, financial condition and results of operations.

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

     As a result of such factors, there can be no assurance that the marketplace will be receptive to SPNC's laser angioplasty systems or that excimer laser angioplasty will be accepted over competing therapies. Failure of SPNC's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON SINGLE PRODUCT LINE. A significant percentage of the Company's revenue is derived from the sale or lease of the CVX-300-Registered Trademark- laser unit and the sale of products used in conjunction with the CVX-300-Registered Trademark-. Consequently, the Company is dependent on the successful development and commercialization of the CVX-300-Registered Trademark-laser unit and such related products. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance could have a material adverse effect on the Company's business and financial condition, and cessation of business could occur.

     INTENSE COMPETITION. Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. SPNC expects intense competition to continue in the marketplace. Market competition includes manufacturers of balloon angioplasty devices and stents, and direct competition comes from manufacturers of atherectomy devices. As a result of its agreement with United States Surgical Corporation in 1997 to license and supply its CVX-300-Registered Trademark- excimer laser units and disposable fiber optic probes, SPNC expects competition from manufacturers of devices that treat transmyocardial revascularization. SPNC also believes that it will experience increased competition in the future from companies that will develop lead extraction devices or removal methods.

     Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. SCIMED (a subsidiary of Boston Scientific Corporation), Cordis (a subsidiary of Johnson & Johnson Interventional Systems), ACS (a subsidiary of Guidant Corporation), Bard, and Schneider (a subsidiary of Pfizer) are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, SPNC anticipates that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for atherosclerosis. Cordis, SCIMED, ACS, Arterial Vascular Engineering, and Medtronic are the leading stent providers in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention (a subsidiary of Guidant Corporation) and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). In 1996, United States Surgical Corporation acquired an 80 percent interest in Medolas, an excimer laser company in Germany. The companies currently participating in clinical trials for transmyocardial revascularization are CardioGenesis, Eclipse Surgical, PLC Systems, Inc., and AccuLase.

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

     UNCERTAINTY OF IMPACT OF HEALTH CARE REFORM. The federal government and certain states have already implemented or are considering legislation to effect health care reforms. In addition, other legislative and industry groups are studying various health care issues. The ultimate timing or effect of any such health care reforms on SPNC cannot be predicted and no assurance can be given that any such reforms will not have a material adverse effect on the Company's revenues and earnings. Short-term cost containment initiatives may vary substantially from long-term reforms and may impact SPNC differently.

     LIMITATIONS ON THIRD-PARTY REIMBURSEMENT. The CVX-300-Registered Trademark- laser unit is generally purchased by hospitals, which then bill various third-party payors, such as government programs and private insurance plans, for the health care services provided to their patients. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. The FDA has required that the label for the CVX-300-Registered Trademark- laser unit indicate that adjunctive balloon angioplasty was performed in the majority of the procedures submitted to the FDA in SPNC's application for PMA. This will require the purchase of both a laser catheter and a balloon catheter. Payors may deny reimbursement for procedures they believe to be duplicative. Payors may also deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication, or was not used in accordance with established pay protocols regarding cost effective treatment methods. There can be no assurance that laser angioplasty using the CVX-300-Registered Trademark- laser unit will be considered cost effective by third-party payors, that reimbursement will be available or, if available, that payors' reimbursement policies will not adversely affect SPNC's ability to sell its products on a profitable basis. There are increasing pressures from many payor sources to control health care costs. In addition, there are increasing pressures from public and private payors to limit increases in reimbursement rates for medical devices. The market for SPNC's products and the levels of revenues and profitability could also be adversely affected by changes in governmental and private third-party payors' policies or by recent federal legislation that reduces reimbursements under the capital cost pass-through system for the Medicare program.

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

     UNCERTAINTY RELATED TO PATENTS AND PROPRIETARY RIGHTS. The Company holds patents, has licenses to use patents and has patent applications pending. There can be no assurance that any patents currently applied for by the Company will be granted or that any patents held by the Company will be valid or sufficiently broad to protect the Company technology or to provide it with any competitive advantage or will not be challenged or circumvented by competitors. Termination of the licenses granted to the Company would have a material adverse effect on its business, financial condition and results of operations.

     SPNC is aware of other patents issued to and patent applications filed by individuals, partnerships, companies, universities and research institutions relating to laser and fiber-optic technologies, which, if valid and enforceable, may be infringed by the Company. The Company has received notice from other parties regarding the existence of certain patents involving the use of lasers in the body. Although the Company has not been sued by these parties, there can be no assurance that they will not be sued or that they would prevail in any such action. Should the Company determine that it is necessary to obtain a license to such patents or proprietary technology, there can be no assurance that any such license would be available on favorable terms, or at all, or that it would be able to develop or otherwise obtain alternative technology.

     Litigation concerning patents and proprietary rights could result in substantial cost to and diversion of effort by the Company. Adverse findings in any proceeding could subject the Company to significant liability to third parties, require the Company to seek licenses from third parties and adversely affect the ability of the Company to manufacture and sell its products.

     The Company also relies on trade secrets and unpatented know-how to protect its proprietary technology, and may be vulnerable to competitors who attempt to copy its products or to gain access to its trade secrets and know-how.

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

     POTENTIAL DIFFICULTIES IN MANAGING BUSINESS UNDERGOING RAPID CHANGE.
The Company's future success will depend to a significant extent on the ability of its management personnel to operate effectively, both independently and as a group. In this regard, a number of members of the Company's senior management team have joined the Company within the last year. Moreover, certain members of such management team have limited or no experience as a senior executive of a public corporation. There can be no assurance that the management team will operate together effectively. To compete successfully against current and future competitors, complete clinical trials in progress, prepare additional products for clinical trials and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, training, and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its workforce. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could materially and adversely affect the Company's business, financial condition and results of operations.

     POTENTIAL ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS, THE RIGHTS AGREEMENT AND THE DELAWARE GENERAL CORPORATION LAW. The Company's Certificate of Incorporation and Bylaws, the Rights Agreement dated as of May 6, 1996, between the Company and Norwest Bank of Minnesota, N.A. (the "Rights Agreement") and the Delaware General Corporation Law (the "DGCL") contain certain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in the control of the Company, which may adversely affect the market price of the Company's common stock or the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price.

       The Company has a Board of Directors in which directors are elected for staggered three-year terms. This prevents shareholders from electing all directors at each annual meeting and may have the effect of delaying or deferring a change in control of the Company. The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to five million shares of preferred stock of the Company without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. Although no shares of preferred stock are currently outstanding and the Company has no present plans to issue any shares of preferred stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of preferred stock that may be issued in the future.

     The Company's Certificate of Incorporation and Bylaws provide that special meetings of shareholders may be called only by the Board of Directors or a committee of the Board of Directors or as may otherwise be specifically provided in the Certificate of Incorporation. This provision may limit the ability of the Company's shareholders to take actions not supported by the Board of Directors. The Company's Bylaws may be adopted, amended or repealed by the Board of Directors or by the affirmative vote of a majority of the outstanding shares of the Company's common stock entitled to vote. The ability of the Board of Directors to amend the Bylaws to increase the number of directors may make it more difficult for the shareholders to change control of the Board of Directors.

     In connection with the Rights Agreement, rights have been issued (and will be issued for any newly outstanding common stock) to holders of the outstanding shares of common stock of the Company which, in certain circumstances, give the shareholders of the Company the right to purchase shares of preferred stock which will entitle the holder thereof to certain dividend, voting and liquidation rights that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company. Section 203 of the DGCL prohibits a publicly held Delaware corporation from engaging in a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder, unless certain conditions are met, and may impact the ability of certain shareholders to effect business combinations with the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements and the Financial Statement Schedule appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Director" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" of the registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Principal Security Holders" of the registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" of the registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS

          (1) The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditor's Report are filed as part of this Report (see page F-1).

          (2)  Financial Statement Schedule

          The financial statement schedule contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report are filed as part of this Report (see page F-1).

          (3)  Exhibits

          The exhibits contained in the Index to Exhibits are filed as part of this Report (see page 47).

     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1997.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 30th day of March, 1998.

                                  THE SPECTRANETICS CORPORATION


                                  By:    /s/ Joseph A. Largey
                                     ------------------------------------------
                                         Joseph A. Largey, President and
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

           Signature                   Title                           Date
           ---------                   -----                           ----

 /s/ Joseph A. Largey             President and Chief
 -----------------------------    Executive Officer, Director     March 30, 1998
  Joseph A. Largey                (Principal Executive Officer)

 /s/ James P. McCluskey           Vice President, Finance
 -----------------------------    (Principal Financial and        March 30, 1998
  James P. McCluskey              Accounting Officer)

 /s/ Emile J. Geisenheimer        Director and Chairman of the
 -----------------------------    Board of Directors              March 30, 1998
  Emile J. Geisenheimer

 /s/ Cornelius C. Bond, Jr.
 -----------------------------    Director                        March 30, 1998
  Cornelius C. Bond, Jr.

 /s/ Gary R. Bang                 Director                        March 30, 1998
 -----------------------------
  Gary R. Bang

 /s/ James A. Lent              Director                          March 30, 1998
 -----------------------------
  James A. Lent

 /s/ Joseph M. Ruggio, MD       Director                          March 30, 1998
 -----------------------------
  Joseph M. Ruggio, MD

 /s/ John G. Schulte            Director                          March 30, 1998
 -----------------------------
    John G. Schulte

                        THE SPECTRANETICS CORPORATION

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS:                                             PAGE

Independent Auditors' Report.............................................  F-2

Consolidated Balance Sheets, December 31, 1997 and 1996................... F-3

Consolidated Statements of Operations, Years Ended December 31,
1997, 1996, and 1995.....................................................  F-4

Consolidated Statements of Shareholders' Equity, Years Ended
December 31, 1997, 1996, and 1995........................................  F-5

Consolidated Statements of Cash Flows, Years Ended December 31,
1997, 1996, and 1995.....................................................  F-6

Notes to Consolidated Financial Statements...............................  F-7

FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report on Financial Statement Schedule.............  F-17

Schedule II--Valuation and Qualifying Accounts, Years Ended
December 31, 1997, 1996, and 1995........................................  F-18

All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Spectranetics Corporation:


We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP


Denver, Colorado
January 28, 1998

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


December 31, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------
Assets                                                                                            1997                1996
------                                                                                         ---------           ---------
Current assets:
   Cash and cash equivalents                                                                   $   6,532           $  2,860
   Securities, available for sale, at market value (note 2)                                        2,058              4,290
   Trade accounts receivable, less allowance for doubtful accounts of $232 and $49                 4,505              3,651
   Inventories (note 3)                                                                            2,315              1,628
   Prepaid expenses and other                                                                        295                396
                                                                                               ---------           ---------
              Total current assets                                                                15,705             12,825

Equipment and leasehold improvements, at cost:
   Manufacturing equipment and computers                                                           6,513              5,687
   Leasehold improvements                                                                          2,535              2,306
   Equipment held for rental or loan                                                               1,441              1,473
   Furniture and fixtures                                                                            291                158
                                                                                               ---------           ---------
                                                                                                  10,078              9,624
   Less accumulated depreciation and amortization                                                 (6,874)            (6,138)
                                                                                               ---------           ---------

              Net equipment and leasehold improvements                                             3,906              3,486

Goodwill and other intangible assets, net                                                          5,140              6,346

Other assets                                                                                         574                382
                                                                                               ---------           ---------
              Total assets                                                                     $  25,325           $ 23,039
                                                                                               ---------           ---------
                                                                                               ---------           ---------

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
   Accounts payable                                                                            $     995           $  1,110
   Accrued liabilities (note 5)                                                                    2,580              2,201
   Deferred revenue (note 6)                                                                       4,081                569
   Current portion of long-term debt (note 7)                                                        299                 75
   Current portion of capital lease obligations (note 9)                                             163                 83
                                                                                               ---------           ---------

Total current liabilities                                                                          8,118              4,038

Deferred revenue and other liabilities (note 6)                                                    1,757                 26

Long-term debt, net of current portion (note 7)                                                    1,246                445

Capital lease obligations, net of current portion (note 9)                                           141                 20
                                                                                               ---------           ---------

              Total liabilities                                                                   11,262              4,529

Shareholders' equity (note 8):
   Preferred stock, $.001 par value. Authorized 5,000,000 shares; none issued                         --                 --
   Common stock, $.001 par value. Authorized 25,000,000 shares; issued
      and outstanding 18,734,142 shares in 1997 and 18,531,867 shares in 1996                         19                 19
   Additional paid-in capital                                                                     83,711             83,402
   Cumulative foreign currency translation adjustment                                               (152)               (16)
   Accumulated deficit                                                                           (69,515)           (64,895)
                                                                                               ---------           ---------
              Total shareholders' equity                                                          14,063             18,510

Commitments and contingencies (notes 9 and 13)
                                                                                               ---------           ---------

              Total liabilities and stockholders' equity                                        $ 25,325             23,039
                                                                                               ---------           ---------
                                                                                               ---------           ---------

See accompanying notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)




Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
                                                                               1997              1996               1995
                                                                           -----------       -----------        -----------
Revenue:
   Trade                                                                   $    20,217       $    19,062        $    15,544
   Service                                                                       1,661             1,617              1,738
                                                                           -----------       -----------        -----------
                                                                                21,878            20,679             17,282
                                                                           -----------       -----------        -----------

Costs and operating expenses:
   Cost of revenue:
      Trade                                                                     10,214             9,288              8,300
      Service                                                                    1,049             1,130              1,202
                                                                           -----------       -----------        -----------
                                                                                11,263            10,418              9,502
                                                                           -----------       -----------        -----------

              Gross margin                                                      10,615            10,261              7,780
                                                                           -----------       -----------        -----------

Operating expenses:
   Marketing and sales                                                           7,926             6,291              5,338
   General and administrative                                                    5,248             4,022              3,870
   Research and development                                                      2,243             1,684              1,371
                                                                           -----------       -----------        -----------
              Total operating expenses                                          15,417            11,997             10,579
                                                                           -----------       -----------        -----------
              Operating loss                                                    (4,802)           (1,736)            (2,799)

Other income (expense):
   Interest income                                                                 278               315                433
   Interest expense                                                                (44)              (44)               (65)
   Other, net                                                                      (52)               98                212
                                                                           -----------       -----------        -----------
                                                                                   182               369                580
                                                                           -----------       -----------        -----------

              Net loss                                                     $    (4,620)           (1,367)            (2,219)
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------

Loss per share - basic and diluted                                         $      (.25)             (.07)              (.12)
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------

Weighted average common shares outstanding
   - basic and diluted                                                      18,653,939        18,430,276         18,330,537
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------


See accompanying notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                          Common stock

                                             --------------------------------------      Foreign
                                                                         Additional      currency       Accu-            Total
                                                                          paid-in         trans-       mulated       shareholders'
                                               Shares        Amount        capital        lation       deficit          equity
                                             ----------    ---------     ----------     ----------    ---------      -------------

Balances at
   January 1, 1995                           18,281,779    $    18          83,088           73        (61,309)          21,870

Exercise of stock options                        14,029         --              21           --             --               21

Shares purchased under
   employee stock purchase plan                  60,956         --              30           --             --               30

Foreign currency
   translation adjustment                            --         --              --           45             --               45

Net loss                                             --         --              --           --         (2,219)          (2,219)
                                             ----------    ---------     ----------     ----------    ---------      -------------

Balances at
   December 31, 1995                         18,356,764         18          83,139          118        (63,528)          19,747

Exercise of stock options                       147,852          1             206           --             --              207

Shares purchased under
   employee stock purchase plan                  27,251         --              57           --             --               57

Foreign currency
   translation adjustment                            --         --              --         (134)            --             (134)

Net loss                                             --         --                --         --         (1,367)          (1,367)
                                             ----------    ---------     ----------     ----------    ---------      -------------

Balances at
   December 31, 1996                         18,531,867         19          83,402         (16)        (64,895)          18,510

Exercise of stock options                       179,384         --             239          --              --              239

Shares purchased under
   employee stock purchase plan                  22,891         --              70          --              --               70

Foreign currency
   translation adjustment                            --         --              --        (136)             --             (136)

Net loss                                             --         --              --          --          (4,620)          (4,620)
                                             ----------    ---------     ----------     ----------    ---------      -------------
Balances at
   December 31, 1997                         18,734,142    $    19          83,711        (152)        (69,515)          14,063
                                             ----------    ---------     ----------     ----------    ---------      -------------
                                             ----------    ---------     ----------     ----------    ---------      -------------

See accompanying notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------
                                                                               1997              1996               1995
                                                                           -----------       -----------        -----------
Cash flows from operating activities:
   Net loss                                                                $    (4,620)           (1,367)            (2,219)
   Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
      Depreciation and amortization                                              2,285             2,728              2,956
      Changes in operating assets and liabilities:
         Trade accounts receivable                                              (1,029)             (880)              (437)
         Inventories                                                            (1,045)             (124)                86
         Prepaid expenses and other                                                 85               611                (59)
         Other assets                                                              (80)               34                448
         Accounts payable and accrued liabilities                                  330              (390)            (1,498)
         Deferred revenue                                                        5,256               (86)              (158)
                                                                           -----------       -----------        -----------
              Net cash provided (used) by operating activities                   1,182               526               (881)
                                                                           -----------       -----------        -----------

Cash flows from investing activities:
   Capital expenditures                                                           (767)             (458)               (78)
   Sales (purchases) of securities available for sale, net                       2,232              (358)               561
                                                                           -----------       -----------        -----------
              Net cash provided (used) by investing activities                   1,465              (816)               483
                                                                           -----------       -----------        -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                              309               264                 51
   Proceeds from borrowings                                                      1,100                --
   Principal payments on long-term debt
   and on obligations under
      capital leases                                                              (315)             (179)              (226)
                                                                           -----------       -----------        -----------
              Net cash provided (used) by financing activities                   1,094                85               (175)
                                                                           -----------       -----------        -----------
Effect of exchange rate changes on cash                                            (69)              (50)                16
                                                                           -----------       -----------        -----------

              Net increase (decrease) in cash and cash equivalents               3,672              (255)              (557)

Cash and cash equivalents at beginning of year                                   2,860             3,115              3,672

Cash and cash equivalents at end of year                                   $     6,532             2,860              3,115
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------

Supplemental disclosures of cash flow
   information - cash paid during the year for interest                    $        47                46                 69
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------

Supplemental disclosure of noncash investing and financing activities:
   Net transfer from inventory to equipment held for
      rental or loan                                                       $       424               382                353
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------

Equipment acquired through capital leases                                  $       376               --                  --
                                                                           -----------       -----------        -----------
                                                                           -----------       -----------        -----------

See accompanying notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997 and 1996

(1) Summary of Significant Accounting Policies

ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION: The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively the "Company"), including Spectranetics International, B.V. and Polymicro Technologies, Inc. ("Polymicro"). All intercompany balances and transactions have been eliminated in consolidation. The Company designs, manufactures and markets laser interventional cardiology products for the medical industry and drawn silica glass products primarily for the medical device, gas chromatography and separations markets.

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

CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $1,276,000 and $677,000 at December 31, 1997 and 1996, respectively, consist primarily of certificates of deposit, government-backed securities, money market accounts, commercial paper and repurchase agreements stated at cost, which approximates market.

SECURITIES: Securities at December 31, 1997 and 1996 consist of U.S. Treasury notes and mortgage-backed securities, and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. The Company's debt securities are classified as available for sale securities and are available to support current operations or for other investment opportunities. Securities available for sale are recorded at market value, which approximates amortized cost. Substantially all securities have maturities of one year or less.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Equipment and leasehold improvements are recorded at cost. Equipment owned under capital leases is recorded at the present value of minimum lease payments at the inception of the lease.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to seven years for manufacturing equipment and computers and furniture and fixtures. Equipment held for rental or loan is being depreciated using the straight-line method over three to five years. Equipment owned under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from three to ten years.

IMPAIRMENT OF ASSETS: The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS
121). Under SFAS 121, the carrying value of goodwill and other long-lived assets is reviewed annually for impairment. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses or a forecasted inability to achieve at least break-even operating results over an extended period. The Company evaluates the recoverability of goodwill and other long-lived assets based upon undiscounted cash flow projections. Should an impairment in value be indicated, the carrying value of the asset is adjusted to its estimated fair value. No adjustments for impairment of assets were recorded during 1997.

FINANCIAL INSTRUMENTS: At December 31, 1997 and 1996, the carrying value of financial instruments approximates the fair market value of the instruments based on terms and related interest rates.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies (continued)

REVENUE RECOGNITION: Revenue from the sale of the Company's products is recognized when the products are shipped to the customer. Revenue from product maintenance contracts and equipment rentals is deferred and recognized ratably over the contract period. Revenue associated with license and supply agreements is deferred and recognized upon shipment of products to customer.

WARRANTIES: The Company provides for the cost of estimated future warranty repairs when the products are shipped to the customer.

STOCK-BASED COMPENSATION PLAN: The Company accounts for its stock-based compensation plans in accordance with the provisions of ACCOUNTING PRINCIPLES BOARD OPINION NO. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS 123.

RESEARCH AND DEVELOPMENT: Research and development costs are expensed as incurred.

LOSS PER SHARE: During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the years ended at December 31, 1997, 1996 and 1995, as all common stock equivalents were anti-dilutive.

FOREIGN CURRENCY TRANSLATION: The Company's primary functional currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are consummated in currencies other than the U.S. dollar. Gains and losses from these transactions are included in the consolidated statements of operations as they occur.

Spectranetics International, B.V. uses its local currency (Dutch guilder) as its functional currency. Accordingly, net assets are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in shareholders' equity as cumulative foreign currency translation adjustment.

INCOME TAXES: The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES


(2) Securities

The Company invests only in high quality, short-term investments, which are classified as available-for-sale and recorded at market value. At December 31, 1997 and 1996 market value approximated amortized cost.

Securities as of December 31 are comprised of the following (in thousands):

                                                      1997                          1996
                                                      ----                          ----
                                                   Market value                  Market value
                                                  and amortized                 and amortized
                                                       cost                          cost
                                                  -------------                 -------------
      U.S. Treasury and Agency Securities           $     1,510                       3,208
      Certificates of Deposit                               548                       1,082
                                                    -----------                  ----------
      Total                                         $     2,058                       4,290
                                                    -----------                  ----------
                                                    -----------                  ----------

(3) Inventories

Inventories consist of the following as of December 31 (in thousands):

                                                    1997                          1996
                                                 ---------                      --------
      Raw materials                              $     755                           469
      Works in process                                 882                           516
      Finished goods                                   678                           643
                                                 ---------                      --------
      Total                                      $   2,315                         1,628
                                                 ---------                      --------
                                                 ---------                      --------

(4) Goodwill and Other Intangible Assets

Goodwill and other intangible assets and related amortization periods are as follows as of December 31 (in thousands):

                                Amortization period       1997                    1996
                                                          ----                    ----
      Goodwill                        8 years         $   6,417                    6,417
      Patents                        10 years             2,488                    2,488
      Customer list                   3 years               908                      908
      Sales and clinical staffs       3 years               346                      346
                                                         10,159                   10,159
      Less accumulated amortization                      (5,019)                  (3,813)
                                                      ---------                 --------
      Total                                           $   5,140                    6,346
                                                      ---------                 --------
                                                      ---------                 --------

(5) Accrued Liabilities

Accrued liabilities consist of the following as of December 31 (in thousands):

                                                              1997                      1996
                                                              ----                      ----
      Accrued payroll and related expenses                 $     932                      831
      Accrued warranty expense                                   336                      241
      Accrued royalty expense                                    181                      116
      Other accrued expenses                                   1,131                    1,013
                                                           ---------                   ------
      Total                                                $   2,580                    2,201
                                                           ---------                   ------
                                                           ---------                   ------

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

(6) Deferred Revenue

In 1997, the Company entered into a license agreement with United States Surgical Corporation (USSC), whereby USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped under the agreement. During 1997 cash received under the agreement totaled $6,339,000. Revenue recognized related to the agreement during the year ended December 31, 1997 totaled $1,244,000. The remaining balance of $5,095,000 of deferred revenue has been recorded as current and long term based on the expected timing of future shipments.

Other deferred revenue-current, in the amounts of $738,000 and $569,000 at December 31, 1997 and 1996, respectively, relates to payments in advance for various product maintenance contracts, whereby revenues are initially deferred and then amortized over the life of the contract, which is generally one year.

(7) Debt

During 1993, the Company issued a note payable in the amount of $1,050,000 to obtain certain patent rights. The note is for a ten-year period with annual payments of $105,000 due on May 1st. The note was non-interest bearing and was discounted to $827,000, using a discount rate of 5.75%. At December 31, 1997 the note had a remaining balance of $445,000.

During 1997, the Company entered into a $5,000,000 loan and security agreement, consisting of a $2,000,000 credit line collateralized by equipment (equipment line) and a $3,000,000 revolving credit line (revolving line) collateralized by inventory, receivables and various other assets of the Company. The equipment and revolving lines bear interest, which is accrued monthly, at a rate equal to three quarters of a percentage point above the prime rate (9.25% at December 31, 1997). The equipment line and revolving line have maturity dates of December 23, 2001 and December 23, 1998, respectively. At December 31, 1997, the equipment line had an outstanding balance of $1,100,000. The revolving line had no borrowings outstanding at December 31, 1997.

Annual maturities for each of the next five years related to the note payable, equipment and revolving lines are as follows (in thousands) :

                                 1998            $     299
                                 1999                  524
                                 2000                  529
                                 2001                   94
                                 2002                   99
                                                 ----------
                                                 $   1,545
                                                 ----------
                                                 ----------

(8) Shareholders' Equity and Employee Benefit Plans

At December 31, 1997 and 1996, the Company had two stock-based compensation plans which are described below.

STOCK OPTION PLANS: The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Board of Directors determines the option price and term. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 1997 vest over one to five years and expire after six to ten years from the date of grant. Options granted to the Board of Directors vest immediately or over three years from date of grant. At December 31, 1997, there were 4,808,591 shares available for future issuance under the plans.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

(8) Shareholders' Equity and Employee Benefit Plans (continued)

The following is a summary of option activity during the three-year period ended December 31, 1997:

                                                                                      Shares               Weighted average
                                                                                   under option             exercise price
                                                                                   ------------            -----------------
     Options outstanding at January 1, 1995                                           1,065,933               $    1.88
       Granted                                                                          647,000                    1.97
       Exercised                                                                        (14,029)                   1.43
       Canceled                                                                         (40,489)                   2.51
                                                                                    -----------
     Options outstanding at December 31, 1995                                         1,658,415               $    1.90
       Granted                                                                          575,450                    4.73
       Exercised                                                                       (147,852)                   1.42
       Canceled                                                                        (132,749)                   2.52
                                                                                    -----------
     Options outstanding at December 31, 1996                                         1,953,264               $    2.73
       Granted                                                                          874,500                    3.39
       Exercised                                                                       (179,384)                   1.34
       Canceled                                                                        (112,439)                   3.58
                                                                                    -----------
     Options outstanding at December 31, 1997                                         2,535,941               $    3.02
                                                                                    -----------
                                                                                    -----------

At December 31, 1997, the weighted-average remaining contractual life of outstanding options was 7.9 years and 1,228,966 options were exercisable at a weighted-average exercise price of $2.41 per share.

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $2.72 and $4.02 per share, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 0.0%, risk-free interest rate of 5.58%, expected volatility of 109%, and an expected life of 4.96 years; 1996 -expected dividend yield of 0.0%, risk-free interest rate of 6.21%, expected volatility of 114%, and an expected life of
6.75 years.

The Black Sholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

As discussed in note 1, the Company applies APB 25 in accounting for its plans and, accordingly, because the Company grants options at or above base fair value at the date of grant, no compensation cost has been recognized for stock option grants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and stock purchase plan shares, as discussed below, under SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below (in thousands, except per share):

                                                     1997                     1996                    1995
                                                     ----                     ----                    ----
     Net loss:
       As reported                                $   (4,620)                 (1,367)                (2,219)
       Pro forma                                      (6,370)                 (2,497)                (2,660)

     Loss per share:
       As reported                                     (0.25)                  (0.07)                 (0.12)
       Pro forma                                       (0.34)                  (0.14)                 (0.15)


                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

(8) Shareholders' Equity and Employee Benefit Plans (continued)

Pro forma net loss reflects only options and stock purchase rights granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options and stock purchase rights under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option or purchase rights vesting period and compensation cost for options and stock purchase rights granted prior to January 1, 1995 is not considered.

STOCK PURCHASE PLAN: In September 1992, the Company adopted an employee stock purchase plan which currently provides for the sale of up to 350,000 shares of common stock. The plan provides eligible employees of the Company the opportunity to acquire the common stock of the Company in accordance with
Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six month period (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning of the six month period or the price at the end of this period. Shares issued under the plan totaled 22,891, 27,251 and 60,956 in 1997, 1996 and 1995, respectively.

Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: 1997 - expected dividend yield of 0.0%, risk-free interest rate 5.41%, expected volatility of 88%, and an expected life of six months; 1996 - expected dividend yield of 0.0%, risk-free interest rate 5.48%, expected volatility of 92%, and an expected life of six months. The weighted average fair value of purchase rights granted in 1997, 1996 and 1995 was $2.67, $2.85 and $1.53, respectively.

401(K) PLAN: The Company maintains a salary reduction savings plan under section 401(k) of the Internal Revenue Code which the Company administers for participating employees' contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company has made no contributions to the plan.

SHAREHOLDERS' RIGHTS AGREEMENT: In 1996, the Company's Board of Directors adopted a Shareholder Rights Agreement declaring a dividend of one right (a "Right") for each share of common stock of the Company's outstanding common shares at the close of business on May 24, 1996. The Company will issue one Right with each new common share so that all shares will have attached Rights. When exercisable, each Right will entitle the registered holder to purchase one hundredth of a share of series A Junior Participating Preferred Stock (Preferred Stock Shares) at a price of $25.00 per one-hundredth of a share of series A Junior Participating Preferred Stock (prepared stock shares) at a price of $25.00 per one-hundredth of a preferred stock share. The Rights may be exercised only after the earlier of 10 days after a person becomes (or the directors have knowledge of someone becoming) an Acquiring Person and 10 days after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 15% or more of the common stock.

An "Acquiring Person" is defined as a person who holds at least 15% of the shares of common stock without the prior approval of a majority of the outside directors of the Board. The Rights, which do not have voting rights, expire in May 2006 and may be redeemed by the Company at a price of $.001 per Right prior to a specified period of time after the occurrence of certain events. The Company may also exchange all of the outstanding Rights for shares of common stock at a ratio of one share of common stock per Right (as adjusted), any time after the first time someone becomes an Acquiring Person.

If, following an acquisition of 15% or more of the share of common stock, the Company is acquired in a merger or other business combination or sells 50% of its assets or earnings power, each Right (other than Rights voided as above) will entitle its holder to purchase a number of shares specified by formula of the acquiring company with a value of twice the then current exercise price. As of December 31, 1997, 18,734,142 Rights have been issued but none were exercised. Although the Board of Directors has authorized the creation of the Preferred Stock and reserved 250,000 preferred stock shares for the Shareholders' Rights Agreement, such series has not been authorized for issuance.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

(9) Leases

The Company leases certain manufacturing equipment under capital leases, and office space, furniture and manufacturing equipment under noncancelable operating leases with initial terms that expire at various dates through 2000.

Included in manufacturing equipment and computers are the following amounts relating to assets held under capital leases as of December 31:

                                                             1997                      1996
                                                             ----                      ----
                                                                     (In thousands)
              Manufacturing equipment and computers          $   1,460                 1,084
              Less accumulated amortization                       (992)                 (918)
                                                               ---------             ---------
                                                             $     468                   166
                                                               ---------             ---------
                                                               ---------             ---------

Amortization of assets held under capital leases is included in depreciation expense.

The present value of future minimum capital lease payments, and future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

                                                               Capital                  Operating
                                                               leases                     leases
                                                               -------                  ---------
                                                                       (In thousands)
              Years ending December 31:
                  1998                                         $    191                      566
                  1999                                               97                      499
                  2000                                               40                      357
                  2001                                                2                      152
                  Thereafter                                         --                      141
                                                               ---------                 --------
              Total minimum lease payments                          330                    1,715
                                                                                         --------
                                                                                         --------
              Less amounts representing interest                    (26)
                                                               ---------
              Present value of net minimum lease payments           304

              Less current portion of capital lease obligations    (163)
                                                               ----------
              Capital lease obligations, noncurrent            $    141
                                                               ----------
                                                               ----------

Rent expense under operating leases totaled approximately $712,000, $591,000 and $571,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

10) Income Taxes

At December 31, 1997, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $87.3 million which are available to offset future federal taxable income, if any, and expire at varying dates through 2012. The annual use of the net operating loss carry-forwards is limited under Section 382 of the Internal Revenue Code of 1986. The cumulative annual Section 382 limitation was approximately $53.4 million at December 31, 1997. The minimum amount of net operating loss carry-forwards that will expire as a result of being limited under Section 382 is estimated to be $24 million.

The Company also has research and development tax credit carry-forwards at December 31, 1997 for federal income tax purposes of approximately $3.2 million which are available to offset future federal taxable income, if any, and expire at varying dates through 2012. The annual use of portions of the research and development credit carry-forwards is also limited under Section 382.The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                     1997               1996
                                                                     ----               ----
                                                                          (in thousands)
     Deferred tax assets:
        Net operating loss carry-forwards - U.S.                    $ 32,420            33,062
        Net operating loss carry-forwards - foreign                    4,576                --
        Research and development tax credit and other
           carry-forwards                                              3,246             3,145
        Royalty reserve, due to accrual for financial
           reporting purposes                                             67                43
        Warranty reserve, due to accrual for financial
           reporting purposes                                             76                46
        Inventories, principally due to accrual for obsolescence
           for financial reporting purposes, net of additional
           costs inventoried for tax purposes                            684               659
        Equipment, primarily due to differences
           in cost basis and depreciation methods                        513               563
        Deferred revenue, due to deferral for financial
           reporting purposes                                            988               176
        Other                                                             67                13
                                                                     -------          --------
           Total gross deferred tax assets                            42,637            37,707

           Less valuation allowance                                  (42,637)          (37,707)
                                                                     -------          --------
           Net deferred tax assets  $                                    --                 --
                                                                     -------          --------
                                                                     -------          --------

The Company has recorded a valuation allowance equal to the gross deferred tax asset at December 31, 1997 and 1996 due to the uncertainty of realization. The net change in the valuation allowance includes the effect of state income taxes, permanent differences expensed for book purposes but not deductible for tax purposes, and the increase in the allowance relating to the increase in the Company's net operating loss and other carry-forwards.

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

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

The Company's accounts receivable are due from a variety of health care organizations and distributors throughout the United States and Europe. No single customer represented more than 10% of sales or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management's estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1997.

The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

(12) Segment and Geographic Reporting

The Company operates in two industry segments: (1) development, manufacturing, marketing and service of excimer laser angioplasty systems, and (2) development, manufacturing and marketing of drawn silica glass products for the medical device and gas chromatography and separations markets. Operations related to the excimer laser angioplasty systems represents the sale and service of laser units and a disposable fiber optic catheter that are used in the treatment of atherosclerosis in the coronary arteries. Operations related to the drawn silica glass products represents the sale of silica glass capillary tubing, optic fibers, precision fused silica pieces and assemblies and cables. The following table presents financial information by segment (in thousands).

                                                                              Year ended December 31
                                                             -----------------------------------------------------
                                                                     1997              1996               1995
     Revenue:
        Excimer laser angioplasty systems                     $    14,696           13,662             10,384
        Drawn silica glass products                                 7,182            7,017              6,898
                                                               ----------        ---------            --------
              Total revenues                                  $    21,878           20,679             17,282
                                                               ----------        ---------            --------
                                                               ----------        ---------            --------
     Operating income (loss):
        Excimer laser angioplasty systems                     $   (5,054)           (2,247)            (3,140)
        Drawn silica glass products                                  252               511                341
                                                               ----------        ---------            --------
              Total operating loss                            $   (4,802)           (1,736)            (2,799)
                                                               ----------        ---------            --------
                                                               ----------        ---------            --------
     Depreciation and amortization:
        Excimer laser angioplasty systems                     $    1,090             1,470              1,647
        Drawn silica glass products                                1,195             1,258              1,309
                                                               ----------        ---------            --------
              Total depreciation and amortization             $    2,285             2,728              2,956
                                                               ----------        ---------            --------
                                                               ----------        ---------            --------
     Identifiable assets:
        Excimer laser angioplasty systems                     $   12,817            10,580             13,413
        Drawn silica glass products                               12,508            12,459             11,600
                                                               ----------        ---------            --------
              Total identifiable assets                       $   25,325            23,039             25,013
                                                               ----------        ---------            --------
                                                               ----------        ---------            --------
     Capital expenditures:
        Excimer laser angioplasty systems                     $      287               225                 50
        Drawn silica glass products                                  480               233                 28
                                                               ----------        ---------            --------
              Total capital expenditures                      $      767               458                 78
                                                               ----------        ---------            --------
                                                               ----------        ---------            --------

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

(12) Segment and Geographic Reporting (continued)

Revenue by geographic areas is as follows:

                                                            Year ended December 31
                                   ------------------------------------------------------------------
                                       1997                          1996                      1995
              Domestic             $   19,002                       16,871                    15,080
              Foreign                   5,074                        6,198                     5,227
              Eliminations             (2,218)                      (2,390)                   (3,025)
                                   ----------                    ---------                 ---------
              Total                  $ 21,878                       20,679                    17,282
                                   ----------                    ---------                 ---------
                                   ----------                    ---------                 ---------

Operating loss by geographic areas is as follows:

                                                            Year ended December 31
                                   ------------------------------------------------------------------
                                       1997                          1996                      1995
              Domestic             $   (2,423)                      (351)                   (1,382)
              Foreign                  (2,502)                    (1,411)                   (1,423)
              Eliminations                123                         26                         6
                                   ----------                    ---------                 ---------
              Total                $   (4,802)                    (1,736)                   (2,799)
                                   ----------                    ---------                 ---------
                                   ----------                    ---------                 ---------

Identifiable assets by geographic areas are as follows:

                                                            Year ended December 31
                                   ------------------------------------------------------------------
                                       1997                          1996                      1995
              Domestic             $   22,961                       20,599                    22,485
              Foreign                   2,462                        2,660                     2,792
              Eliminations                (98)                        (220)                     (264)
                                   ----------                    ---------                 ---------
              Total                  $ 25,325                       23,039                    25,013
                                   ----------                    ---------                 ---------
                                   ----------                    ---------                 ---------

(13) Commitments and Contingencies

The Company is obligated under various licensing and royalty agreements which require the Company to pay royalties based on a percentage of net sales of certain products, subject to minimum and maximum amounts for certain agreements. The agreements generally expire at various dates concurrent with the expiration dates of the respective patents. Royalty expense under these agreements amounted to $624,000, $645,000 and $481,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES


                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders
The Spectranetics Corporation:


Under date of January 28, 1998, we reported on the consolidated balance sheets of The Spectranetics Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Company's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II (Valuation and Qualifying Accounts). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP


Denver, Colorado
January 28, 1998

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE II

Years Ended December 31, 1997, 1996 and 1995
(In Thousands)
-------------------------------------------------------------------------------

                                 Balance at      Additions     Additions      Deductions     Balance at
                                 beginning      charged to     charged to        from            end
Description                       of year        expense     other accounts    allowance       of year
                                 ----------     ----------   --------------    ---------       -------
Year ended December 31, 1995:
  Accrued warranty liability      $304              141           --              297            148
  Accrued royalty liability        648              481           --            1,032             97
  Allowance for bad debts
  and sales returns                181               21          233(1)           317            118

Year ended December 31, 1996:
  Accrued warranty liability       148              438           --              345            241
  Accrued royalty liability         97              242           --              223            116
  Allowance for bad debts
  and sales returns                118              50           169(1)           288             49

Year ended December 31, 1997:
  Accrued warranty liability       241             485            --              390            336
  Accrued royalty liability        116             624            --              559            181
  Allowance for bad debts
  and sales returns                 49             229           168(1)           214            232

(1) Represents a provision for sales returns recorded as a reduction of revenue.

See accompanying independent auditors' report.

                            THE SPECTRANETICS CORPORATION

                                   EXHIBIT INDEX

  EXHIBIT                        DESCRIPTION                       SEQUENTIALLY
  NUMBER                                                           NUMBERED PAGE
--------------------------------------------------------------------------------
    2.1     Agreement and Plan of Reorganization between The
            Spectranetics Corporation and Advanced
            Interventional Systems, Inc., dated January 24,
            1994.(1)

    2.1(a) Amendment to Agreement and Plan of Reorganization between The Spectranetics Corporation and Advanced
            Interventional Systems, Inc., dated May 17, 1994.(2)

    2.2     Certificate of Ownership and Merger of Advanced
            Interventional Systems, Inc. Into The Spectranetics
            Corporation, dated December 27, 1995.(13)

    3.1     Restated Certificate of Incorporation.(1)

    3.1(a)  Certificate of Amendment to Restated Certificate of
            Incorporation.(12)

    3.2     Bylaws of the Company.(3)

    4.1     Form of Common Stock Certificate of the Company.(4)

    4.2 Rights Agreement, dated as of May 6, 1996, between the Company and Norwest Bank Minnesota, N.A.(14)

   10.1 Lease covering a portion of the Company's facilities between the Company and Dwane and Donna Basse dated
            November 10, 1994.(12)

   10.1(a) Lease covering a portion of the Company's facilities between the Company and Dwane and Donna Basse dated
            September 1, 1997.(14)

   10.2 Lease covering a portion of the Company's facilities between the Company and American Investment
            Management dated February 17, 1995.(12)

   10.2(a) Lease covering a portion of the Company's facilities between the Company and John or Sharon Sanders dated
            December 23, 1997.

   10.3 Lease covering a portion of the Company's facilities between the Company and Full Circle Partnership III dated September 11, 1985.(3)

   10.3(a) Amendment to lease covering a portion of the Company's facilities between the Company and Full
            Circle Partnership III July 24, 1997.

   10.4(a) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated February 15, 1992.(7)

   10.4(b) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated February 16, 1993.(1)

   10.4(c) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated October 3, 1994.(12)

   10.5     1991 Stock Option Plan, as amended.(11)

   10.5(a)  1991 Stock Option Plan, as amended.(17)

   10.6     1990 Incentive Stock Option Plan.(6)




  EXHIBIT                        DESCRIPTION                       SEQUENTIALLY
  NUMBER                                                           NUMBERED PAGE
--------------------------------------------------------------------------------
   10.7     1989 Incentive Stock Option Plan and First Amendment
            thereto.(6)

   10.8     Nonemployee Director Stock Option Plan.(8)

   10.8(a)  Stock Option Plan for Outside Directors.(10)

   10.9     Employee Stock Purchase Plan (as amended).(9)

   10.10    License Agreement with Patlex Corporation, dated
            January 1, 1992 (confidential treatment has been granted for portions of this agreement).(7)

   10.11 License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(7)

   10.12    Vascular Laser Angioplasty Catheter License
            Agreement with Bio-Metric Systems, Inc., dated
            April 7, 1992 (confidential treatment has been granted for portions of this agreement).(6)

   10.13    Exclusive License Agreement between the United
            States of America and James B. Laudenslager and
            Thomas J. Pacala dated March 25, 1985; and Exclusive
            License Agreement between the United States of
            America and LAIS dated April 29, 1990.(5)

   10.14    License Agreement between Medtronic, Inc. and the
            Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(15)

   10.15    License Agreement between United States Surgical
            Corporation and the Company, dated September 25,
            1997 (confidential treatment has been granted for portions of this agreement).(16)

   10.16    Supply Agreement between United States Surgical
            Corporation and the Company, dated September 25,
            1997 (confidential treatment has been granted for portions of this agreement).(16)

   10.17    Loan and Security Agreement between Silicon Valley
            Bank and the Company, dated December 24, 1997.

   21.1     Subsidiaries of the Company.

   23.1     Consent of Independent Auditors.

   27.1     Financial Data Schedule.

(1) Incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed on March 31, 1994.

(2) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-4 filed May 18, 1994 (File No. 33-79106).

(3) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).

(4) Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

(5) Incorporated by reference to exhibits previously filed by LAIS with its Registration Statement on Form S-1 filed August 30, 1991 (File No. 33-42457).

(6) Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).

(7) Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.

(8) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992 (File No. 33-46725).

(9) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File No. 33-88088).

(10) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995 (File No. 33-99406).

(11) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed October 6, 1994 (File No. 33-85198).

(12) Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

(13) Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed on April 29, 1996.

(14) Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on May 6, 1996.

(15) Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

(16) Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

(17) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed July 19, 1996.