Form 10-Q
period 1998-03-31
SPECTRANETICS CORP
filed 1998-05-15
CIK 789132

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

                                    MARCH 31, 1998

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
           (Address of principal executive offices and telephone number)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  Yes   X    No
                                                         -----     -----
     As of May 6, 1998, there were 19,084,846 outstanding shares of Common
     Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PART I---FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


ASSETS:                                       March 31, 1998   December 31, 1997
                                              --------------   -----------------
CURRENT ASSETS
  Cash and equivalents                                $6,333              $6,532
  Investment securities                                1,285               2,058
  Trade accounts receivable                            3,561               4,505
  Inventories (note 4)                                 3,058               2,315
  Other current assets                                   494                 295
                                              --------------   -----------------
    Total current assets                              14,731              15,705
  Property and equipment, net                          4,429               3,906
  Goodwill and other intangible assets, net            4,882               5,140
  Other assets                                           443                 574
                                              --------------   -----------------
                                                     $24,485             $25,325
                                              --------------   -----------------
                                              --------------   -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
  Accounts payable and accrued liabilities          $  4,592            $  3,575
  Deferred revenue (note 5)                            2,874               4,081
  Current portion of note payable                        446                 299
  Current portion of capital lease
   obligations                                           150                 163
                                              --------------   -----------------
    Total current liabilities                          8,062               8,118
                                              --------------   -----------------
  Deferred revenue and other liabilities
   (note 5)                                            1,757               1,757
  Note payable, net of current portion                 1,099               1,246
  Capital lease obligations, net of current
   portion                                                70                 141
                                              --------------   -----------------
    Total long-term liabilities                        2,926               3,144
                                              --------------   -----------------
    Total liabilities                                 10,988              11,262
                                              --------------   -----------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.001 par value.
   Authorized 5,000,000 shares; none
   issued                                                 --                  --
  Common stock, $.001 par value,
   Authorized 25,000,000 shares;
   issued and outstanding 19.082,723
   and 18,734,142 respectively                            19                  19
  Additional paid-in capital                          83,943              83,711
  Accumulated other comprehensive loss                  (156)               (152)
  Accumulated deficit                                (70,309)            (69,515)
                                              --------------   -----------------
    Total shareholders' equity                        13,497              14,063
                                              --------------   -----------------
                                                    $ 24,485            $ 25,325
                                              --------------   -----------------
                                              --------------   -----------------


           See accompanying Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

                     THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                  Three Months Ended March 31,
                                                     1998              1997
                                                 ------------     -------------
Revenues                                         $     6,553      $     4,571
Cost of revenues                                       3,093            2,541
                                                 ------------     -------------
Gross margin                                           3,460            2,030
                                                 ------------     -------------
Operating Expenses:
     Marketing and sales expense                       2,427            1,774
     General and administrative expense                1,303            1,275
     Research and development expense                    588              512
                                                 ------------     -------------
         Total operating expenses                      4,318            3,561
                                                 ------------     -------------
Loss From Operations                                    (858)          (1,531)

Other Income (Expense):
    Interest income                                       91               81
    Interest expense                                     (35)             (10)
    Other, net                                             8              (29)
                                                 ------------     -------------
                                                          64               42
                                                 ------------     -------------
Net Loss                                               $(794)         $(1,489)
Other Comprehensive Loss:
  Foreign currency translation adjustment                 (4)            (104)
                                                 ------------     -------------
  Comprehensive loss                                   $(798)         $(1,593)
                                                 ------------     -------------
                                                 ------------     -------------

Net Loss per Share - basic and diluted                $(0.04)          $(0.08)
                                                 ------------     -------------
                                                 ------------     -------------
Weighted Average Common Shares
    Outstanding - basic and diluted               18,761,033       18,588,291
                                                 ------------     -------------
                                                 ------------     -------------

See accompanying Notes to Consolidated Financial Statements

ITEM 1. FINANCIAL STATEMENTS

                     THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                          Three Months Ended March 31,
                                                             1998              1997
                                                         ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                            $      (794)     $    (1,489)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
    Depreciation and amortization                               514              659
    Net change in operating assets and liabilities             (209)            (163)
                                                         ------------     -------------
       Net cash used by operating activities                   (489)            (993)
                                                         ------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                       (632)            (129)
    Decrease in short-term investments                          773              453
                                                         ------------     -------------
       Net cash provided by investing activities                141              324
                                                         ------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                  232               76
    Principal payments on obligations under
       capital leases and note payable                          (71)             (28)
                                                         ------------     -------------
       Net cash provided by financing activities                161               48
                                                         ------------     -------------
Effect of exchange rate changes on cash                         (12)             (40)
                                                         ------------     -------------
Net decrease in cash and cash equivalents                      (199)            (661)
Cash and cash equivalents at beginning of period              6,532            2,860
                                                         ------------     -------------
Cash and cash equivalents at end of period               $    6,333       $    2,199
                                                         ------------     -------------
                                                         ------------     -------------
Supplemental disclosures of cash flow information --
    cash paid for interest                               $       35       $        3
                                                         ------------     -------------
                                                         ------------     -------------
Supplemental disclosure of non-cash investing
    and financing activities:
    Transfers from inventory to equipment held for
       rental or loan                                      $      157       $      105
                                                         ------------     -------------
                                                         ------------     -------------

See accompanying Notes to Consolidated Financial Statements

ITEM 1.  NOTES TO FINANCIAL STATEMENTS

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

(2)  LOSS PER SHARE

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three months ended March 31, 1998 and the year ended December 31, 1997, as all common stock equivalents were anti-dilutive.

(3) COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS 130) establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The Company adopted SFAS 130 effective January 1, 1998 and has reported accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and the components of other comprehensive income in the accompanying condensed consolidated statements of operations.

(4)  INVENTORIES

     Components of inventories are as follows (in thousands):

                                                 March 31, 1998     December 31, 1997
                                                 --------------     -----------------
         Finished Goods                               $1,033               $678
         Work in Process                               1,101                882
         Raw Materials                                   924                755
                                                 --------------     -----------------
                                                      $3,058             $2,315
                                                 --------------     -----------------
                                                 --------------     -----------------

ITEM 1. NOTES TO FINANCIAL STATEMENTS

(5)  DEFERRED REVENUE

     In 1997, the Company entered into a license agreement with United States Surgical Corporation ("USSC"), pursuant to which USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped. During 1997, cash received under the agreement totaled $6,339,000. Revenue totaling $1,245,000 was recognized related to the agreement during the three months ended March 31. No such revenue was recorded during the comparable period in 1997. The remaining deferred revenue balance is $3,850,000 and $5,095,000 at March 31, 1998 and December 31, 1997, respectively, of which $2,098,000 and $3,343,000 has been recorded as a current liability at March 31, 1998 and December 31, 1997, respectively.

     Other deferred revenue - current, in the amounts of $776,000 and $738,000 at March 31, 1998 and December 31, 1997, respectively, relates primarily to payments in advance for various product maintenance contracts, pursuant to which revenues are initially deferred and then amortized over the life of the contract, which is generally one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

REVENUES

     Revenue for the three months ended March 31, 1998 totaled $6,553,000, an increase of $1,982,000 (43%) as compared with revenue of $4,571,000 for the three months ended March 31, 1997. Laser revenues increased 195% for the three months ended March 31, 1998, as compared to the same period in 1997, primarily due to the shipment of lasers to United States Surgical Corporation under an agreement entered into during 1997. Revenues recorded related to the agreement were $1,245,000 for the three months ended March 31, 1998. No such revenue was recorded in the comparable period in 1997. Disposable catheter revenues increased 21% primarily as a result of revenues related to the laser sheath product. Other revenues, from Polymicro Technologies, Inc.
(PTI), service, and custom products, increased 21% over the same period last year, due primarily to increased unit volumes at PTI.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. Fluctuations in foreign currency exchange rates during the three months ended March 31, 1998, compared to the same period in 1997, caused a decrease in revenues of 1%.

GROSS MARGIN

     Gross margin percentages for the three months ended March 31, 1998 were 53% compared to gross margins of 44% for the three months ended March 31, 1997. The increase in gross margins as a percentage of revenue is primarily due to higher selling prices per unit realized for lasers and catheters combined with manufacturing efficiencies realized as a result of higher volumes.

OPERATING EXPENSES

     Overall, operating expenses totaled $4,318,000 for the three months ended March 31, 1998, an increase of 21% over the 1997 expense level of $3,561,000 for the same period.

     Marketing and sales expenses totaled $2,427,000 for the three months ended March 31, 1998, an increase of 37% over the 1997 expense level of $1,774,000 for the same period in 1997. The increase is attributed primarily to increased staffing costs, primarily in sales and clinical staffing, combined with increased marketing activities associated with conventions, workshops, and marketing materials.

     General and administrative expenses were $1,303,000 for the three months ended March 31, 1998, an increase of 2% over the 1997 expense level of $1,275,000 for the same period.

     Research and development expenses totaled $588,000 for the three months ended March 31, 1998, an increase of 15% over the 1997 expense level of $512,000 for the same period. The increase is due primarily to increased staffing and project-related costs as part of the Company's ongoing effort to expand the applications for excimer laser technology.

     Fluctuation in the Dutch guilder currency rate during the three months ended March 31, 1998, as compared to the same period in 1997, caused a decrease in operating expenses of 2%.

     Net loss for the three months ended March 31, 1998 was $794,000, or $0.04 per share, as compared to $1,489,000 loss, or $0.08 per share, for the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1998, the Company had cash, cash equivalents and investment securities of $7,618,000 compared to $8,590,000 at December 31, 1997, a decrease of $972,000. Cash usage from operating activities was $489,000 for the three months ended March 31, 1998 compared to $993,000 for the three months ended March 31, 1997. The decrease in cash used is primarily due to the decreased net loss. Cash used for capital expenditures increased to $632,000 in 1998 from $129,000 in 1997 as the Company invests in infrastructure improvements in the form of costs associated with a new computer system, a new phone system, the purchase of a state-of-the art marketing booth for use at conventions and trade shows, and manufacturing equipment purchased by PTI. Cash provided by financing activities was $161,000 in 1998 and $48,000 in 1997. The increase is due to a larger number of stock options exercised during the three months ended March 31, 1998.

     During 1997, the Company entered into an agreement with Silicon Valley Bank for a credit line of $5,000,000. As of March 31, 1998 and December 31, 1997, $1,100,000 was drawn on the line of credit. Of the $3,900,000 available for future financing needs, $900,000 may be used for capital equipment purchases and $3,000,000 for general business purposes.

     At March 31, 1998 and December 31, 1997, the Company had placed a number of systems at customers under rental, loan and fee per procedure programs. Laser units capitalized as equipment held for rental or loan totaled $1,344,000 and $1,441,000 as of March 31, 1998 and December 31, 1997,
respectively, and are being depreciated over three to five years. This equipment was transferred from the Company's inventory at cost. The Company expects that it will continue to offer rental, loan and fee-per-procedure programs for the foreseeable future.

     Management believes that the Company's liquidity and capitalization as of March 31, 1998 is sufficient to meet its operating and capital requirements through 1998. Revenue increases from current levels or additional financing will be necessary to sustain the Company over the longer term.

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

     UNCERTAIN MARKET ACCEPTANCE. Excimer laser angioplasty technology is a relatively new procedure which competes with more established therapies, including balloon angioplasty, stent implantation and bypass surgery, and other evolving technologies, such as atherectomy and non-excimer laser technologies. The cost of the CVX-300-Registered Trademark- laser system is significantly greater than the cost of therapeutic capital equipment required with balloon angioplasty, stent implantation and atherectomy procedures, and the cost of the Company's catheters is greater than the cost of balloon angioplasty catheters. In addition, because excimer laser procedures are often followed by balloon angioplasty, the cost of an excimer laser angioplasty can be significantly greater than balloon angioplasty alone. Market acceptance of the laser angioplasty system also will depend, in part, on the Company's ability to establish with the medical community the clinical efficacy of excimer laser angioplasty.

     As a result of such factors, there can be no assurance that the marketplace will be receptive to the Company's laser angioplasty systems or that excimer laser angioplasty will be accepted over competing therapies. Failure of SPNC's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON SINGLE PRODUCT LINE. A significant percentage of the Company's revenues is derived from the sale or lease of the CVX-300-Registered Trademark- laser unit and the sale of products used in conjunction with the CVX-300-Registered Trademark-. Consequently, the Company is dependent on the successful development and commercialization of the CVX-300-Registered Trademark- laser unit and such related products. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance could have a material adverse effect on the Company's business and financial condition, and cessation of business could occur.

     INTENSE COMPETITION. Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. The Company expects intense competition to continue in the marketplace. Market competition includes manufacturers of balloon angioplasty devices

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

and stents, and direct competition comes from manufacturers of atherectomy devices. As a result of its agreement with United States Surgical Corporation in 1997 to license and supply its CVX-300-Registered Trademark-excimer laser units and disposable fiber optic probes, the Company expects competition from manufacturers of devices that treat transmyocardial revascularization. The Company also believes that it will experience increased competition in the future from companies that will develop lead extraction devices or removal methods.

       Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. SCIMED (a subsidiary of Boston Scientific Corporation), Cordis (a subsidiary of Johnson & Johnson Interventional Systems), ACS (a subsidiary of Guidant Corporation), Bard, and Schneider (a subsidiary of Pfizer) are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, SPNC anticipates that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for atherosclerosis. SCIMED, Cordis, ACS, Arterial Vascular Engineering, and Medtronic are the leading stent providers in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). In 1996, United States Surgical Corporation acquired an 80 percent interest in Medolas, an excimer laser company in Germany. The companies currently participating in clinical trials for transmyocardial revascularization are CardioGenesis, Eclipse Surgical, PLC Systems, Inc., and AccuLase.

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

     COSTS AND UNCERTAINTY OF REGULATORY COMPLIANCE. The Company's products and manufacturing activities are subject to vigorous regulation by the FDA and comparable state and foreign agencies. The process of complying with these regulations can be costly and time consuming. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could prevent the Company from obtaining, or affect the timing of, future regulatory approval. The Company has filed PMA supplements. There can be no assurance that the FDA will approve SPNC's current or future PMA supplements on a timely basis or at all. The absence of such approvals could have a material adverse effect on the Company's ability to generate future revenues.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. As of March 1998, SPNC has received CE mark registration for all of its products. There are no assurances that the Company will be able to obtain CE mark for its products in the future. In addition, the Company may encounter significant costs and requests for additional information in its efforts to obtain regulatory approvals. Any such events could substantially delay or preclude SPNC from marketing its products internationally.

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

     The Company is aware of other patents issued to and patent applications filed by individuals, partnerships, companies, universities and research institutions relating to laser and fiber-optic technologies, which, if valid and enforceable, may be infringed by the Company. The Company has received notice from other parties regarding the existence of certain patents involving the use of lasers in the body. Although these parties have not sued the Company, there can be no assurance that they will not be sued or that they would prevail in any such action. Should the Company determine that it is necessary to obtain a license to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

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

     DEPENDENCE ON SUPPLIERS AND DISTRIBUTORS. The glass rods used by SPNC in the fabrication of optical fibers incorporated into catheters are currently available from a single source that holds worldwide patent rights on this material. Any interruption in the supply of such glass rods could have a material adverse effect on SPNC's ability to manufacture catheters.

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

     POTENTIAL ANTI-TAKEOVER EFFECTS OF CERTIFICATE OF INCORPORATION, BYLAWS, THE RIGHTS AGREEMENT AND THE DELAWARE GENERAL CORPORATION LAW. The Company's Certificate of Incorporation and Bylaws, the Rights Agreement dated as of May 6, 1996, between the Company and Norwest Bank of Minnesota, N.A. (the "Rights Agreement") and the Delaware General Corporation Law (the "DGCL") contain certain provisions that could have the effect of delaying, deferring or preventing an unsolicited change in the control of the Company, which may adversely affect the market price of the Company's common stock of the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares over the then current market price.

     The Company has a Board of Directors in which directors are elected for staggered three-year terms. This prevents shareholders from electing all directors at each annual meeting and may have the effect of delaying or deferring a change in control of the Company. The Company's Certificate of Incorporation authorizes the Board of Directors to issue up to five million shares of preferred stock of the Company without further shareholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. Although no shares of preferred stock are currently outstanding and the Company has no present plans to issue any shares of preferred stock, the rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of preferred stock that may be issued in the future.

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

ITEM 1.        LEGAL PROCEEDINGS

               None

ITEMS 2-5.     NOT APPLICABLE.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) EXHIBITS. The following documents are filed herewith and made a part of this report on Form 10-Q:

                         Exhibit 27.1 - Financial Data Schedule for 1998 First Quarter Form 10-Q.

               (B)  REPORTS ON FORM 8-K

                    None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     THE SPECTRANETICS CORPORATION
                                            (Registrant)

May 14, 1998                  By:        /s/ James P. McCluskey
                                 -------------------------------------
                                          James P. McCluskey
                                          Vice President, Finance
                                          Secretary/Treasurer and
                                          Principal Financial Officer

                           THE SPECTRANETICS CORPORATION
                      FORM 10Q FOR PERIOD ENDED MARCH 31, 1998

                                   EXHIBIT INDEX

   EXHIBIT
   NUMBER                           DESCRIPTION
--------------------------------------------------------------------------------
    27.1           Financial Data Schedule for 1998 First Quarter Form 10-Q.
