Form 10-Q
period 1998-06-30
SPECTRANETICS CORP
filed 1998-08-14
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  June 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

As of August 3, 1998, there were 19,110,822 outstanding shares of Common Stock.

================================================================================

                         Part I---FINANCIAL INFORMATION

Item 1.   Financial Statements

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Shares and Per Share Amounts)


Assets:                                                  June 30, 1998   December 31, 1997
                                                         -------------   -----------------
Current assets:
  Cash and cash equivalents                              $       5,109       $       6,532
  Investment securities                                            597               2,058
  Trade accounts receivable                                      3,600               4,505
  Inventories  (note 4)                                          3,835               2,315
  Other current assets                                             404                 295
                                                         -------------       -------------
          Total current assets                                  13,545              15,705
  Property and equipment, net                                    4,750               3,906
  Goodwill and other intangible assets, net                      4,625               5,140
  Other assets                                                     647                 574
                                                         -------------       -------------
Total Assets                                             $      23,567       $      25,325
                                                         =============       =============
Liabilities and Shareholders' Equity:
Liabilities:
  Accounts payable and accrued liabilities               $       4,742       $       3,575
  Deferred revenue (note 5)                                      1,846               4,081
  Current portion of note payable                                  884                 299
  Current portion of capital lease obligations                     143                 163
                                                         -------------       -------------
          Total current liabilities                              7,615               8,118
                                                         -------------       -------------
  Deferred revenue and other liabilities (note 5)                1,757               1,757
  Note payable, net of current portion                           1,415               1,246
  Capital lease obligations, net of current portion                133                 141
                                                         -------------       -------------
          Total long-term liabilities                            3,305               3,144
                                                         -------------       -------------
          Total liabilities                                     10,920              11,262
                                                         -------------       -------------
Shareholders' Equity:
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares; none issued                        --                  --
  Common stock, $.001 par value
    Authorized 60,000,000 shares; issued and outstanding
    19,084,848 and 18,734,142 shares, respectively                  19                  19
  Additional paid-in capital                                    84,068              83,711
  Accumulated other comprehensive loss                            (145)               (152)
  Accumulated deficit                                          (71,295)            (69,515)
                                                         -------------       -------------
          Total shareholders' equity                            12,647              14,063
                                                         -------------       -------------
Total Liabilities and Shareholders' Equity               $      23,567            $ 25,325
                                                         =============       =============


See accompanying Notes to Consolidated Financial Statements

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands, Except Shares and Per Share Amounts)


                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                  1998               1997               1998               1997
                                              ------------       ------------       ------------       ------------
Revenues                                      $      6,764       $      4,583       $     13,317       $      9,154
Cost of revenues                                     3,040              2,482              6,133              5,022
                                              ------------       ------------       ------------       ------------
Gross margin                                         3,724              2,101              7,184              4,132
                                              ------------       ------------       ------------       ------------
Gross margin %                                          55%                46%                54%                45%

Operating Expenses:
     Marketing and sales expense                     2,428              1,911              4,855              3,685
     General and administrative expense              1,506              1,057              2,809              2,332
     Research and development expense                  780                567              1,368              1,080
                                              ------------       ------------       ------------       ------------
         Total operating expenses                    4,714              3,535              9,032              7,097
                                              ------------       ------------       ------------       ------------
Loss From Operations                                  (990)            (1,434)            (1,848)            (2,965)

Other Income (Expense):
    Interest income                                     64                 53                155                133
    Interest expense                                   (54)                (8)               (89)               (17)
    Other, net                                          (5)               (10)                 3                (39)
                                              ------------       ------------       ------------       ------------
                                                         5                 35                 69                 77
                                              ------------       ------------       ------------       ------------
Net Loss                                              (985)            (1,399)            (1,779)            (2,888)
Other Comprehensive Loss:
  Foreign currency translation adjustment               10                (34)                 6               (138)
                                              ============       ============       ============       ============
Comprehensive loss                            $       (975)      $     (1,433)      $     (1,773)      $     (3,026)
                                              ============       ============       ============       ============

Net Loss per Share - basic and diluted        $      (0.05)      $      (0.08)      $      (0.09)      $      (0.16)
                                              ============       ============       ============       ============
Weighted Average Common Shares
    Outstanding - basic and diluted             19,084,124         18,625,909         18,924,324         18,588,291
                                              ============       ============       ============       ============

See accompanying Notes to Consolidated Financial Statements

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               (In Thousands, Except Shares and Per Share Amounts)


                                                         Six Months Ended June 30,
                                                            1998         1997
                                                           -------     -------
Cash flows from operating activities:
     Net loss                                              $(1,779)    $(2,888)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
     Depreciation and amortization                           1,086       1,278
     Net change in operating assets and liabilities         (2,193)     (1,055)
                                                           -------     -------
           Net cash used by operating activities            (2,886)     (2,665)
                                                           -------     -------
Cash flows from investing activities:
     Capital expenditures                                   (1,090)       (310)
     Decrease in short-term investment, securities, net      1,461         617
                                                           -------     -------
          Net cash provided by investing activities            371         307
                                                           -------     -------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                 356         133
    Proceeds from line of credit                               900        --
    Principal payments on obligations under
         capital leases and note payable                      (160)        (81)
                                                           -------     -------
         Net cash provided by financing activities           1,096          52
                                                           -------     -------
Effect of exchange rate changes on cash                         (4)        (51)
                                                           -------     -------
Net decrease in cash and cash equivalents                   (1,423)     (2,357)
Cash and cash equivalents at beginning of period             6,532       2,860
                                                           -------     -------
Cash and cash equivalents at end of period                 $ 5,109     $   503
                                                           =======     =======
Supplemental disclosures of cash flow information --
     cash paid for interest                                $   129     $    34
                                                           =======     =======
Supplemental disclosure of non-cash investing
     and financing activities:
     Transfers from inventory to equipment held for
          rental or loan                                   $   329     $   259
                                                           =======     =======


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

(2)  Loss Per Share

     During 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997.
Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the six months ended June 30, 1998 and the year ended December 31, 1997, as all potential common stock instruments were anti-dilutive.

(3)  Comprehensive Income

     Statement   of   Financial   Accounting   Standards   No.  130,   Reporting
Comprehensive Income (SFAS 130) establishes standards for the presentation of comprehensive income in the financial statements. Comprehensive income includes income and loss components which are otherwise recorded directly to shareholders' equity under generally accepted accounting principles. The Company adopted SFAS 130 effective January 1, 1998 and has reported accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets, and the components of other comprehensive income in the accompanying condensed consolidated statements of operations.

(4)  New Pronouncements

     SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, revises employers' disclosures about pension and other post-retirement benefit plans. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of these statements is not expected to have a significant impact on the Company's consolidated financial statements.

(5)  Inventories

     Components of inventories are as follows (in thousands):

                                     June 30, 1998         December 31, 1997
                                     --------------        -----------------
          Raw Materials                  $1,173                $  755
          Work in Process                 1,398                   882
          Finished Goods                  1,264                   678
                                     --------------        -----------------
                                         $3,835                $2,315
                                     ==============        =================

(6)  Deferred Revenue

     In 1997, the Company entered into a license agreement with United States Surgical Corporation ("USSC"), pursuant to which USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped. During 1997, cash received under the agreement totaled $6,339,000. Revenue totaling $2,490,000 was recognized related to the agreement during the six months ended June 30, 1998. Revenue of $120,000 was recorded during the comparable periods in 1997. The remaining deferred revenue balance is $2,609,000 and $5,100,000 at June 30, 1998 and December 31, 1997, respectively, of which $852,000 and $3,343,000 has been recorded as a current liability at June 30, 1998 and December 31, 1997, respectively.

     Other deferred revenue - current, in the amounts of $994,000 and $738,000 at June 30, 1998 and December 31, 1997, respectively, relates primarily to advance payments for various product maintenance contracts, pursuant to which revenues are initially deferred and then amortized over the life of the contract, which is generally one year.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

--------------------------------------------------------------------------------
Results of Operations for the Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997:

Revenues

     Revenue for the three and six months ended June 30, 1998 totaled $6,764,000 and $13,317,000, respectively, an increase of $2,181,000 (48%) and $4,163,000
(45%) as compared with revenue of $4,583,000 and $9,154,000 for the three and six months ended June 30, 1997, respectively. Laser revenues increased 114% and 149% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, primarily due to the shipment of lasers to United States Surgical Corporation under an agreement entered into during 1997. Revenues recorded related to the agreement were $1,245,000 and $2,490,000 for the three and six months ended June 30, 1998. Revenue of $120,000 was recorded in the comparable periods in 1997. Disposable catheter revenues increased 46% and 33% during the three and six months ended June 30, 1998, respectively, primarily as a result of revenues related to the laser sheath product. Other revenues, from Polymicro Technologies, Inc. (PTI), service, and custom products, increased 27% and 24% during the three and six months ended June 30, 1998, respectively, over the same periods last year, due primarily to increased unit volumes at PTI.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 1998, compared to the same period in 1997, caused a decrease in revenues of less than 1% for each period.

Gross Margin

     Gross margin percentages for the three and six months ended June 30, 1998 were 55% and 54%, respectively, as compared to gross margins of 46% and 45% for the comparable periods in 1997. The increase in gross margins as a percentage of revenue is due to higher selling prices per unit realized for lasers and catheters combined with manufacturing efficiencies recognized as a result of higher volumes.

Operating Expenses

     Overall, operating expenses totaled $4,714,000 and $9,032,000 for the three and six months ended June 30, 1998, respectively, increases of 33% and 27%, respectively, over the 1997 expense levels of $3,535,000 and $7,097,000 for the same periods. Fluctuations in foreign currency exchange rates during the three and six months ended June 30, 1998, compared to the same period in 1997, caused a decrease in operating expenses of approximately 1% for each period.

     Marketing and sales expenses totaled $2,428,000 and $4,855,000 for the three and six months ended June 30, 1998 respectively, increases of 27% and 32% over the 1997 expense levels of $1,911,000 and $3,685,000 for the same periods in 1997, respectively. The increases are attributable to increased staffing costs, primarily in sales and clinical staffing, combined with increased marketing activities associated with conventions, workshops, and marketing materials.

     General and administrative expenses were $1,506,000 and $2,809,000 for the three and six months ended June 30, 1998, respectively, increases of 42% and 20% over the 1997 expense levels of $1,057,000 and $2,332,000 for the same periods. The increases are attributable primarily to increases in investor relations activities and increased depreciation associated with the implementation of a new computer system.

     Research and development expenses totaled $780,000 and $1,368,000 for the three and six months ended June 30, 1998, respectively, increases of 38% and 27% over the 1997 expense levels of $567,000 and $1,080,000 for the same periods. The increases are due primarily to increased staffing and project-related costs as part of the Company's ongoing effort to expand the applications for excimer laser technology.

     Net loss for the three and six months ended June 30, 1998 was $985,000, or $0.05 per share, and $1,779,000, or $0.09 per share, respectively, as compared to $1,399,000 loss, or $0.08 per share, and $2,888,000, or $0.16 per share, for the same periods in 1997.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had cash, cash equivalents and investment securities of $5,706,000 compared to $8,590,000 at December 31, 1997, a decrease of $2,884,000. Cash usage from operating activities was $2,886,000 for the six months ended June 30, 1998 as compared to cash used of $2,665,000 from operating activities during the first six months of 1997. The increase in cash used is primarily due to increased inventory levels and recognition of deferred revenue associated with the United States Surgical agreement. During 1997, the Company received cash payments of $6,339,000 in advance

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)


in connection with the United States Surgical agreement. Cash used for capital expenditures increased to $1,090,000 in 1998 from $310,000 in 1997 as the Company invested in infrastructure improvements in the form of costs associated with the purchase of a new computer system, a new phone system, a state-of-the art marketing booth for use at conventions and trade shows, and manufacturing equipment purchased by PTI. Cash provided by financing activities was $1,096,000 in 1998 and $52,000 in 1997. The increase is due to proceeds from advances on the equipment line of credit and a larger number of stock options exercised during the six months ended June 30, 1998.

     During 1997, the Company entered into an agreement with Silicon Valley Bank for a credit line of $5,000,000. As of December 31, 1997, $1,100,000 was drawn on the line of credit. During the three months ended June 30, 1998, an additional advance of $900,000 was drawn on the line of credit, and a principal payment of $67,000 was made during the same period resulting in a balance of $1,933,000 due as of June 30, 1998. Subject to compliance with debt covenants, the remaining $3,000,000 line of credit is available for future financing for general business purposes.

     At June 30, 1998 and December 31, 1997, the Company had placed a number of systems at customers under rental, loan and fee-per-procedure programs. Laser units capitalized as equipment held for rental or loan totaled $1,418,000 and $1,441,000 as of June 30, 1998 and December 31, 1997, respectively, and are being depreciated over three to five years. This equipment was transferred from the Company's inventory at cost. The Company expects that it will continue to offer rental, loan and fee-per-procedure programs for the foreseeable future.

     Management believes that the Company's liquidity and capitalization as of June 30, 1998 is sufficient to meet its operating and capital requirements through at least December 31, 1998. Revenue increases from current levels or additional financing will be necessary to sustain the Company over the longer term.

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

     Lack of Liquidity. While the Company believes that it has sufficient cash liquidity to execute its plans through at least December 31, 1998, in order for cash flow from operating activities to be sufficient to sustain the Company's operations over the long term, the Company must achieve increases in sales and maintain control over expenses. There can be no assurance that such increases in sales or control in expenses will occur or that they will be sufficient to maintain adequate cash to continue operations.

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

     Limited Operating History; Limited Manufacturing Experience. The Company has a limited history of operations. SPNC received PMA approval from the FDA for its CVX-300(R) laser unit in 1993. Accordingly, the Company does not have substantial experience in manufacturing, marketing or selling its products in commercial quantities. The Company may encounter difficulties in scaling up production of laser units and catheters and hiring and training additional qualified manufacturing personnel. The occurrence of difficulties as the Company increases production volumes could lead to quarterly fluctuations in operating results and have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertain Market Acceptance. Excimer laser angioplasty technology is a relatively new procedure which competes with more established therapies, including balloon angioplasty, stent implantation and bypass surgery, and other evolving technologies, such as atherectomy and non-excimer laser technologies. The cost of the CVX-300(R) laser system is significantly greater than the cost of therapeutic capital equipment required with balloon angioplasty, stent implantation and atherectomy procedures, and the cost of the Company's catheters is greater than the cost of balloon angioplasty catheters. In addition, because excimer laser procedures are often followed by balloon angioplasty, the cost of an excimer laser angioplasty can be significantly greater than balloon angioplasty alone. Market acceptance of the laser angioplasty system also will depend, in part, on the Company's ability to establish with the medical community the clinical efficacy of excimer laser angioplasty.

     As a result of such factors, there can be no assurance that the marketplace will be receptive to the Company's laser angioplasty systems or that excimer laser angioplasty will be accepted over competing therapies. Failure of SPNC's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Single Product Line. A significant percentage of the Company's revenues is derived from the sale or lease of the CVX-300(R) laser unit and the sale of products used in conjunction with the CVX-300(R).
Consequently, the Company is dependent on the successful development and commercialization of the CVX-300(R) laser unit and such related products. Unfavorable clinical trial results, failure to obtain regulatory approvals in a timely manner, or at all, or failure to gain widespread market acceptance could have a material adverse effect on the Company's business and financial condition, and cessation of business could occur.

     Intense Competition. Methods for the treatment of cardiovascular disease are numerous and are expected to increase in number. Almost all of SPNC's competitors have substantially greater financial, manufacturing, marketing and technical resources than SPNC. The Company expects intense competition

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)


to continue in the marketplace. Market competition includes manufacturers of balloon angioplasty devices and stents, and direct competition comes from manufacturers of atherectomy devices. As a result of its agreement with United States Surgical Corporation in 1997 to license and supply its CVX-300(R) excimer laser units and disposable fiber optic probes, the Company expects competition from manufacturers of devices that treat transmyocardial revascularization. The Company also believes that it will experience increased competition in the future from companies that will develop lead extraction devices or removal methods.

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

     Limitations on Third-Party Reimbursement. The CVX-300(R) laser unit is generally purchased by hospitals, which then bill various third-party payors, such as government programs and private insurance plans, for the health care services provided to their patients. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. The FDA has required that the label for the CVX-300(R) laser unit indicate that adjunctive balloon angioplasty was performed in the majority of the procedures submitted to the FDA in SPNC's application for PMA. This will require the purchase of both a laser catheter and a balloon catheter. Payors may deny reimbursement for procedures they believe to be duplicative. Payors may also deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. There can be no assurance that laser

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)


angioplasty using the CVX-300(R) laser unit will be considered cost effective by third-party payors, that reimbursement will be available or, if available, that payors' reimbursement policies will not adversely affect SPNC's ability to sell its products on a profitable basis. There are increasing pressures from many payor sources to control health care costs. In addition, there are increasing pressures from public and private payors to limit increases in reimbursement rates for medical devices. The market for SPNC's products and the levels of revenues and profitability could also be adversely affected by changes in governmental and private third-party payors' policies or by recent federal legislation that reduces reimbursements under the capital cost pass-through system for the Medicare program.

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

                          Part II.---OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.    Legal Proceedings

           None

Items 2-5. Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits. The following documents are filed herewith and made a part of this report on Form 10-Q:

                    Exhibit 3.1(b) - Certificate of Amendment to Restated Certificate of Incorporation.

                    Exhibit 10.18 omits certain attachments. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any of the exhibits and schedules to the Exhibits to the Form 10-Q. Exclusive Purchase and Distribution Agreement between The Spectranetics Corporation and Orbus Medical Technologies, Inc. dated March 12, 1998. (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)

                    Exhibit 27.1 - Financial Data Schedule for 1998 Second Quarter Form 10-Q.

          (b)  Reports on Form 8-K

               None


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Spectranetics Corporation
                                               (Registrant)

August 14, 1998                     By:        /s/ James P. McCluskey
                                               ----------------------
                                                   James P. McCluskey
                                                   Vice President, Finance
                                                   Secretary/Treasurer and
                                                   Principal Financial Officer

                          THE SPECTRANETICS CORPORATION
                     Form 10Q for Period Ended June 30, 1998

                                  EXHIBIT INDEX


Exhibit
Number                                 Description
--------------------------------------------------------------------------------

3.1(b)         Certificate of Amendment to Restated Certificate of Incorporation

10.18 Exhibit 10.18 omits certain attachments. The Company hereby agrees to furnish supplementally to the Securities and Exchange Commission, upon its request, a copy of any of the exhibits and schedules to the Exhibits to the Form 10-Q. Exclusive Purchase and Distribution Agreement between The Spectranetics Corporation and Orbus Medical Technologies, Inc. dated March 12, 1998. (Certain portions of this document have been omitted pursuant to a request for confidential treatment and filed separately with the Commission.)

27.1           Financial Data Schedule for 1998 Second Quarter Form 10-Q.