Form 10-Q
period 1998-09-30
SPECTRANETICS CORP
filed 1998-11-09
CIK 789132

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               September 30, 1998

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

     As of October 23, 1998, there were 19,110,822 outstanding shares of Common Stock.


================================================================================

                         Part I---FINANCIAL INFORMATION

Item 1. Financial Statements

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Shares and Per Share Amounts)


Assets:                                                 September 30,   December 31,
                                                            1998            1997
                                                         -----------    -----------
Current assets:
 Cash and cash equivalents                               $     3,999    $     6,532
 Investment securities                                            90          2,058
 Trade accounts receivable                                     4,039          4,505
 Inventories  (note 5)                                         3,629          2,315
 Other current assets                                            415            295
                                                         -----------    -----------
Total current assets                                          12,172         15,705
Property and equipment, net                                    5,140          3,906
Goodwill and other intangible assets, net                      4,368          5,140
Other assets                                                     442            574
                                                         -----------    -----------
     Total Assets                                        $    22,122    $    25,325
                                                         ===========    ===========
Liabilities and Shareholders' Equity:
Liabilities:
 Accounts payable and accrued liabilities                $     4,639    $     3,575
 Deferred revenue (note 6)                                     1,406          4,081
 Current portion of note payable                                 884            299
 Current portion of capital lease obligations                    121            163
                                                         -----------    -----------
     Total current liabilities                                 7,050          8,118
                                                         -----------    -----------
 Deferred revenue and other liabilities (note 6)               1,757          1,757
 Note payable, net of current portion                          1,282          1,246
 Capital lease obligations, net of current portion               113            141
                                                         -----------    -----------
     Total long-term liabilities                               3,152          3,144
                                                         -----------    -----------
     Total liabilities                                        10,202         11,262
                                                         -----------    -----------
Shareholders' Equity:
 Preferred stock, $.001 par value
  Authorized 5,000,000 shares; none issued                        --             --
 Common stock, $.001 par value
  Authorized 60,000,000 shares; issued and outstanding
  19,110,822 and 18,734,142 shares, respectively                  19             19
 Additional paid-in capital                                   84,130         83,711
 Accumulated other comprehensive loss                           (101)          (152)
 Accumulated deficit                                         (72,128)       (69,515)
                                                         -----------    -----------
     Total shareholders' equity                               11,920         14,063
                                                         -----------    -----------
Total Liabilities and Shareholders' Equity               $    22,122    $    25,325
                                                         ===========    ===========

See accompanying Notes to Consolidated Financial Statements


                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands, Except Shares and Per Share Amounts)


                                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                                           1998                 1997                 1998                 1997
                                                       ------------         ------------         ------------         ------------
Revenues                                               $      6,968         $      6,233         $     20,285         $     15,387
Cost of revenues                                              3,338                3,285                9,471                8,307
                                                       ------------         ------------         ------------         ------------
Gross margin                                                  3,630                2,948               10,814                7,080
                                                       ------------         ------------         ------------         ------------
Gross margin %                                                   52%                  47%                  53%                  46%

 Operating Expenses:
 Marketing and sales expense                                  2,605                1,667                7,460                5,352
 General and administrative expense                           1,262                1,467                4,071                3,799
 Research and development expense                               572                  489                1,940                1,569
                                                       ------------         ------------         ------------         ------------
Total operating expenses                                      4,439                3,623               13,471               10,720
                                                       ------------         ------------         ------------         ------------
Loss From Operations                                           (809)                (675)              (2,657)              (3,640)

Other Income (Expense):
 Interest income                                                 32                   69                  187                  202
 Interest expense                                               (52)                  (8)                (141)                 (25)
 Other, net                                                      (5)                   5                   (2)                 (34)
                                                       ------------         ------------         ------------         ------------
                                                                (25)                  66                   44                  143
                                                       ------------         ------------         ------------         ------------
Net Loss                                                       (834)                (609)              (2,613)              (3,497)
Other Comprehensive Loss:
 Foreign currency translation adjustment                         44                  (11)                  51                 (149)
                                                       ------------         ------------         ------------         ------------
Comprehensive loss                                     $       (790)        $       (620)        $     (2,562)        $     (3,646)
                                                       ============         ============         ============         ============

Net Loss per Share - basic and diluted                 $      (0.04)        $      (0.03)        $      (0.14)        $      (0.19)
                                                       ============         ============         ============         ============
Weighted Average Common Shares
 Outstanding - basic and diluted                         19,110,054           18,675,012           18,986,914           18,630,055
                                                       ============         ============         ============         ============

See accompanying Notes to Consolidated Financial Statements


                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               (In Thousands, Except Shares and Per Share Amounts)

                                                         Nine Months Ended September 30,
                                                             1998              1997
                                                          -----------       -----------
Cash flows from operating activities:
 Net loss                                                 $    (2,613)      $    (3,497)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
 Depreciation and amortization                                  1,704             1,499
 Net change in operating assets and liabilities                (3,228)            1,367
                                                          -----------       -----------
  Net cash used by operating activities                        (4,137)             (631)
                                                          -----------       -----------
Cash flows from investing activities:
 Capital expenditures                                          (1,359)             (486)
 Decrease in short-term investment, securities, net             1,968             2,743
                                                          -----------       -----------
  Net cash provided by investing activities                       609             2,257
                                                          -----------       -----------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                       419               254
 Proceeds from line of credit                                     900                --
 Principal payments on obligations under
  capital leases and note payable                                (349)             (210)
                                                          -----------       -----------
Net cash provided by financing activities                         970                44
                                                          -----------       -----------
Effect of exchange rate changes on cash                            25               (63)
                                                          -----------       -----------
Net decrease in cash and cash equivalents                      (2,533)            1,607
Cash and cash equivalents at beginning of period                6,532             2,860
                                                          -----------       -----------
Cash and cash equivalents at end of period                $     3,999       $     4,467
                                                          ===========       ===========
Supplemental disclosures of cash flow information --
  cash paid for interest                                  $       137       $        41
                                                          ===========       ===========
Supplemental disclosure of non-cash investing
  and financing activities:
  Transfers from inventory to equipment held for
   rental or loan                                         $       795       $       202
                                                          ===========       ===========
Assets acquired through capital leases                             --       $       347
                                                          ===========       ===========

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

(2)  Loss Per Share

     Loss per share is determined under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three and nine months ended September 30, 1998 and the year ended December 31, 1997, as all potential common stock instruments were anti-dilutive.

(3)  New Pronouncements

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

     Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement of Financial Accounting Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits (SFAS 132) revises employers' disclosures about pension and other post-retirement benefit plans. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for fiscal years beginning after June 15, 1999. SFAS 131 and SFAS 132 have been adopted as of January 1, 1998. The Company will present the disclosures required by SFAS 131 in its annual 1998 consolidated financial statements, as applicable. The adoption of these statements is not expected to have a significant impact on the Company's consolidated financial statements.

(4)  Inventories

     Components of inventories are as follows (in thousands):

                                       September 30, 1998      December 31, 1997
                                       ------------------      -----------------

                Raw Materials               $  815                   $  755
                Work in Process                980                      882
                Finished Goods               1,834                      678
                                            ------                   ------
                                            $3,629                   $2,315
                                            ======                   ======

(5)  Deferred Revenue

     In 1997, the Company entered into a license agreement with United States Surgical Corporation ("USSC"), pursuant to which USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped. During 1997, cash received under the agreement totaled $6,339,000. The remaining deferred revenue balance was $2,149,000 and $5,100,000 at September 30, 1998 and December 31, 1997, respectively, of which $392,000 and $3,343,000 has been recorded as a current liability at September 30, 1998 and December 31, 1997, respectively.

     Other deferred revenue - current, in the amounts of $1,014,000 and $738,000 at September 30, 1998 and December 31, 1997, respectively, relates primarily to advance payments for various product maintenance contracts, pursuant to which revenues are initially deferred and then amortized over the life of the contract, which is generally one year.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

--------------------------------------------------------------------------------

Results of Operations for the Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997:

Revenues

     Revenue for the three and nine months ended September 30, 1998 totaled $6,968,000 and $20,285,000, respectively, an increase of $735,000 (12%) and
$4,898,000  (32%) as compared with revenue of $6,233,000 and $15,387,000 for the three and nine months ended September 30, 1997, respectively. While laser revenues decreased 28% for the three months ended September 30, 1998 due to a larger percentage of laser placements shipped under rental or evaluation programs during the period, laser revenues increased 42% for the nine months ended September 30, 1998 due to the shipment of lasers to USSC under an agreement entered into in 1997. Laser revenues related to the agreement were $415,000 and $2,905,000 for the three and nine months ended September 30, 1998, as compared to $495,000 and $615,000 for the three and nine months ended September 30, 1997. Disposable catheter revenues increased 24% and 30% during the three and nine months ended September 30, 1998, respectively, primarily as a result of increased sales of the laser sheath product. Other revenues, which include revenues from

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

Polymicro Technologies, Inc. (PTI) and equipment service, increased 37% and 28% during the three and nine months ended September 30, 1998, respectively, over the same periods last year, due primarily to increased sales volumes at PTI and increased service revenues. PTI revenues represented 33% of consolidated revenues for the three and nine months ended September 30, 1998 as compared to 27% and 33% for the three and nine months ended September 30, 1997, respectively.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. Fluctuations in foreign currency exchange rates during 1998, compared to the same period in 1997, caused an increase in revenues of less than 1% for the three months ended September 30, 1998 and a decrease in revenues of less than 1% for the nine months ended September 30, 1998.

Gross Margin

     Gross margin percentages for the three and nine months ended September 30, 1998 were 52% and 53%, respectively, as compared to gross margins of 47% and 46% for the comparable periods in 1997. The increase in gross margins as a percentage of revenue is due to higher selling prices per unit realized for lasers shipped to USSC and catheters, both higher margin products, combined with efficiencies realized as a result of higher volumes.

Operating Expenses

     Overall, operating expenses totaled $4,439,000 and $13,471,000 for the three and nine months ended September 30, 1998, respectively, and increased 23% and 26%, respectively, over the 1997 expense levels of $3,623,000 and $10,720,000 for the same periods. Fluctuations in foreign currency exchange rates during 1998, compared to the same period in 1997, caused an increase of 2% for the three months ended September 30, 1998 and a decrease of less than 1% for the nine months ended September 30, 1998.

     Marketing and sales expenses totaled $2,605,000 and $7,460,000 for the three and nine months ended September 30, 1998 respectively, increases of 56% and 39% over the 1997 expense levels of $1,667,000 and $5,352,000 for the same periods in 1997, respectively. The increases are attributable to increased staffing costs, primarily in sales staffing, combined with increased marketing activities associated with conventions, workshops, and marketing materials, primarily for laser sheath products.

     General and administrative expenses were $1,262,000 and $4,071,000 for the three and nine months ended September 30, 1998, respectively, a decrease of 14% and increase of 7% over the 1997 expense levels of $1,467,000 and $3,799,000 for the same periods. The decrease for the three month period is primarily due to lower outside consulting costs in 1998 as compared to those incurred during the same period in 1997. The increase for the nine month period is attributable primarily to increases in investor relations activities and increased depreciation associated with the implementation of a new computer system, which was necessary to become year 2000 compliant.

     Research and development expenses totaled $572,000 and $1,940,000 for the three and nine months ended September 30, 1998, respectively, increases of 17% and 24% over the 1997 expense levels of $489,000 and $1,569,000 for the same periods. The increases are due primarily to increased staffing and project-related costs as part of the Company's ongoing effort to expand the applications for excimer laser technology.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

     Net loss for the three and nine months ended September 30, 1998 was $834,000, or $0.04 per share, and $2,613,000, or $0.14 per share, respectively, as compared to net losses of $609,000, or $0.03 per share, and $3,497,000, or $0.19 per share, for the same periods in 1997.

Liquidity and Capital Resources

     As of September 30, 1998, the Company had cash, cash equivalents and investment securities of $4,089,000 compared to $8,590,000 at December 31, 1997, a decrease of $4,501,000. Cash usage from operating activities was $4,137,000 for the nine months ended September 30, 1998 as compared to cash used of $631,000 from operating activities during the first nine months of 1997. The increase in cash used was primarily due to increased inventory levels and recognition of deferred revenue associated with the United States Surgical agreement. Cash used for capital expenditures increased to $1,359,000 in 1998 from $486,000 in 1997 as the Company invested in infrastructure improvements with the purchase of a new computer system, a new phone system, a state-of-the art marketing booth for use at conventions and trade shows, and manufacturing equipment purchased by PTI. Cash provided by financing activities was $970,000 in 1998 and $44,000 in 1997. The increase is due to proceeds from advances on the equipment line of credit and a larger number of stock options exercised during the nine months ended September 30, 1998.

     During 1997, the Company entered into an agreement with Silicon Valley Bank for a credit line of $5,000,000 (the "Credit Agreement"). As of December 31, 1997, $1,100,000 was drawn on the line of credit. During the nine months ended September 30, 1998, an additional advance of $900,000 was drawn on the line of credit, and principal payments of $267,000 were made during the same period, resulting in a balance of $1,733,000 due as of September 30, 1998. Subject to compliance with debt covenants, the remaining $3,000,000 line of credit is available for future financing for general business purposes.

     At September 30, 1998 and December 31, 1997, the Company had placed a number of systems at customers under rental, loan and fee-per-procedure programs. Laser units capitalized as equipment held for rental or loan totaled $2,067,000 and $1,441,000 as of September 30, 1998 and December 31, 1997,
respectively, and are being depreciated over three to five years. This equipment was transferred from the Company's inventory at cost. The Company expects that it will continue to offer rental, loan and fee-per-procedure programs for the foreseeable future.

     Management believes that the Company's liquidity and capitalization as of September 30, 1998 is sufficient to meet its operating and capital requirements through at least the next six months. Revenue increases from current levels or additional financing will be necessary to sustain the Company over the longer term.

Year 2000 Issues

     The year 2000 issue ("Y2K") arose because many computer programs existing today utilize only two characters to recognize a year. Therefore, when the year 2000 arrives, these programs may not properly recognize a year beginning with "20" instead of "19". The Y2K issue may result in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment as the year 2000 is approached and reached.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

State of Readiness

     The  Company  has divided its Y2K  exposure  into three  major  areas:  (1)
internal  systems,  (2)  Company  products,   and  (3)  potential  Y2K  problems
associated with outside vendors.

     Because the Company believes that its primary Y2K issues could arise in the area of internal systems, the Company has focused on this area and has almost completed this phase of its Y2K project. New computer systems, which are designed to be Y2K compliant, were installed and implemented during the first half of 1998 at the Company's facilities in Colorado Springs, Colorado and Phoenix, Arizona. The Company is currently evaluating its computer systems at its European subsidiary, Spectranetics Int'l. B.V., for Y2K compliance. These computer systems are the foundation for the business operations of the Company and include, but are not limited to, business functions such as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable, and general ledger. The Company is also in the process of reviewing other equipment that contains date-sensitive information. The Company has implemented a Y2K compliant phone system at its headquarters and is reviewing other equipment for potential Y2K issues. The Company expects to complete its review of internal systems by June 30, 1999 and does not expect a material adverse effect on its operations as a result of this review.

     The Company has reviewed its products and determined that there are no date-sensitive fields contained in any of the software within the Company's products; therefore, the Company does not believe that its products will be affected by Y2K issues.

     The Company is in the process of identifying any risks associated with the Y2K problem as it relates to outside vendors with systems that interface with the Company's systems. The Company expects to complete this review by June 30, 1999. Based on a preliminary review of the Y2K impact associated with outside vendors, the Company does not expect this issue to have a material adverse effect on its operations. However, since third party year 2000 compliance is not within the Company's control, the Company cannot assure that Y2K issues affecting the systems of other companies on which the Company's systems rely will not have a material adverse effect on the Company's operations.

Costs to Address the Y2K Issue

     Costs to address the Y2K issue include hardware, software, and implementation costs paid to outside consultants. These costs totaled $900,000 and were capitalized and will be depreciated over a three to five year period. The costs were financed primarily through financing activities, which include capital leases and a draw on its line of credit. Depreciation costs for the three and nine months ended September 30, 1998 totaled $103,000 and $121,000, respectively, as compared to zero dollars and $2,000 for the three and nine months ended September 30, 1997, respectively. Interest costs associated with the capital leases used to finance hardware totaled $4,000 and $13,000, respectively, for the three and nine months ended September 30, 1998. This compares to interest costs of $3,000 for the three and nine months ended September 30, 1997. The Company does not expect to incur material future costs associated with the Y2K issue as it relates to internal systems. Other expenses, which include non-capitalized equipment and consulting costs, were $22,000 and $52,000, respectively, for the three and nine months ended September 30, 1997. No such costs were incurred during 1998.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

Risks Presented by the Year 2000 Issue

     To date, the Company has not identified any Y2K issues that it believes could materially adversely affect the Company or for which a suitable solution cannot be implemented. However, as the review of its internal systems and interfaces with outside vendors progresses, it is possible that Y2K issues may be identified that could result in a material adverse effect on its operations.

Contingency Plans

     Although the Company has not formulated a contingency plan to date, the Company intends to continue to assess its Y2K risks to determine whether it needs to do so. The Company will develop a contingency plan if its ongoing review of internal systems and interfaces with outside vendors identify a Y2K problem that poses a risk to its business operations.

Risk Factors

     The Company's business, results of operations, and financial condition are, and will continue to be, subject to the following risks:

     Continued Losses. The Company has incurred net losses since inception in June 1984. The Company anticipates that net losses will continue in the foreseeable future. The Company may not be able to achieve increased sales or profitability.

     Quarterly Fluctuations in Operating Results. The Company's results of operations have varied in the past based on the timing of capital equipment sales, investment in clinical trials, product development, and sales and marketing activities. The Company expects that its results of operations will continue to fluctuate from quarter to quarter based on these factors, as well as:

     o    the timing of regulatory approvals;

     o    market  acceptance  of  products  and  new  product  introductions;

     o    implementation of health  care  reforms;

     o    changes in product mix between laser units and disposable devices;

     o    the Company's ability to manufacture products efficiently; and

     o    competition from other technologies.

     Lack of Liquidity. The Company believes that its existing cash and cash from operations should be sufficient to execute its plans through the next six months. However, the Company may need additional funds prior to that time. Additional financing, if required, may not be available on satisfactory terms, or at all. If financing is not available on acceptable terms, the Company may be unable to make capital expenditures, compete effectively or withstand the effects of adverse market and economic conditions. Cash flow from operating activities may not be sufficient to sustain the Company's long-term operations unless the Company is able to increase sales and control expenses. To the extent the Company finances future operations through the issuance of equity securities, existing shareholders may suffer dilution.

     Limited Marketing Capability. The Company has limited sales and marketing capabilities. Many of the Company's competitors have extensive and well-funded sales and marketing operations. Competition for sales and marketing personnel is intense, and the Company has had and may continue to have difficulty attracting and retaining qualified sales and marketing personnel. The Company is in the

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

process of establishing a direct sales force for its principal European markets. The Company has limited experience in managing an international sales force. The Company may be unable to develop a European sales force, and its sales and marketing efforts in Europe could be unsuccessful.

     Potential Difficulties in Managing Business Undergoing Rapid Change. The Company's future success will depend to a significant extent on the ability of its management personnel to operate effectively, both independently and as a group. To compete successfully against current and future competitors, complete clinical trials in progress, prepare additional products for clinical trials and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, sales and marketing, training, and manufacturing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate and manage its workforce. The Company's personnel, systems, procedures and controls may not be adequate to support the Company's future operations.

     Exposure from International Operations. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect the Company's ability to market its products internationally. Certain of the Company's sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations. As the Company expands its international operations, it expects its sales and expenses denominated in foreign currencies to expand. Further, any significant changes in the political, regulatory or economic environments in which the Company conducts international operations may have a material impact on revenues and profits.

     Dependence on Key Personnel. The Company is dependent upon a limited number of key management and technical personnel, and the future success of the Company will depend in part upon its ability to attract and retain highly qualified personnel. The Company will compete for such personnel with other companies, academic institutions, government entities and other organizations. The Company could be adversely affected if it loses key personnel or is unable to hire or retain qualified personnel in the future.

     Uncertain Market Acceptance. Excimer laser technology is a relatively new procedure that competes with more established therapies, including balloon angioplasty, stent implantation and open chest surgery, as well as other evolving technologies, such as atherectomy. Market acceptance of the excimer laser system will depend on the perceived clinical efficacy of and patient need for excimer laser angioplasty and lead removal. Cost is another significant factor affecting market acceptance of the Company's products. The Company's products are expensive, and the marketplace may not be receptive to the Company's excimer laser systems. See "Limitations on Third Party Reimbursement."

     Intense Competition. Competitors include manufacturers of balloon angioplasty devices, stents, products used in transmyocardial revascularization ("TMR") and percutaneous transmyocardial revascularization ("PTMR"), and atherectomy devices. The Company also experiences competition from companies that develop lead extraction devices or removal methods. Almost all of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources than the Company. Spectranetics expects competition to intensify. The Company believes that the primary competitive factors in the interventional cardiovascular market are:

     o    the ability to treat a variety of lesions safely and effectively;

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)


     o    the impactof managed care practices and procedure costs;

     o    ease of use;

     o    size and effectiveness of sales forces; and

     o    research and development capabilities.

     Dependence on Single Product Line. The Company derives approximately two-thirds of its revenues from the sale or lease of the CVX-300 laser unit and the sale of disposable devices. The Company's results of operations could be adversely affected if the Company's disposable devices fail to generate favorable clinical results or do not receive regulatory approvals in a timely manner or at all.

     Uncertain Impact of Health Care Reform. The federal government and certain states have already implemented or are considering legislation to effect health care reform. In addition, other legislative and industry groups are studying various health care issues. The Company cannot predict the timing of any such health care reform or its ultimate effect on the Company.

     Limitations on Third-Party Reimbursement. Hospitals generally purchase the CVX-300 laser unit. Hospitals then bill various third-party payors, such as government programs and private insurance plans, for the health care services provided to their patients. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. The Food and Drug Administration ("FDA") has required that the label for the CVX-300 laser unit indicate that adjunctive balloon angioplasty was performed in the majority of the procedures submitted to the FDA in the Company's application for PMA. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. Third-party payors may deny reimbursement for procedures they believe to be duplicative.

     Payors may also deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. In the future, laser angioplasty using the CVX-300 laser unit could be considered too costly by third-party payors, reimbursement could be unavailable for procedures using the Company's laser unit or, if available, payors' reimbursement policies could affect the Company's ability to sell its products profitably.

     Hospitals face increasing pressures from many payor sources to control health care costs. In addition, there are increasing pressures from public and private payors to limit increases in reimbursement rates for medical devices. The market for the Company's products and the Company's revenues and profitability could also be adversely affected by changes in governmental and private third-party payors' policies or by recent federal legislation that reduces reimbursements under the capital cost pass-through system for the Medicare program.

     Costs and Uncertainty of Regulatory Compliance. The Company is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations can be costly and time consuming. Failure to comply with applicable regulatory requirements may result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. The Company may be unable to obtain future regulatory approval in a timely manner or at all if existing regulations are changed or new regulations are adopted.

     The Company is subject to international regulatory requirements that vary from country to country. International regulatory approval processes may take longer than the FDA approval process. In addition, the Company could encounter significant costs and requests for additional information in its efforts to

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

obtain regulatory approvals. The Company may not be able to obtain or maintain international regulatory approvals for its products in the future. Any of these events could substantially delay or preclude the Company from marketing its products internationally.

     Uncertainties Related to Clinical Trials. All of the Company's potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the medical device industry have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

     The development of safe and effective products is highly uncertain and subject to numerous risks. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may:

     o    be found ineffective;

     o take longer to progress through clinical trials than had been anticipated;

     o    fail to receive necessary regulatory approval; or

     o    prove  impracticable  to  manufacture  in  commercial   quantities  at
          reasonable cost and with acceptable quality.

The product development process may take several years, depending on the type, complexity, novelty and intended use of the product.

     Sole Source Suppliers and Other Manufacturing Risks. The Company purchases certain components of its CVX-300 laser unit from several sole source suppliers. The Company does not have guaranteed commitments from these suppliers and orders products through purchase orders placed with these suppliers from time to time. While the Company believes that it could obtain replacement components from alternative suppliers, it may be unable to do so. In addition, the Company may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect the Company.

     Product Liability and Sufficiency of Insurance Coverage. The Company is subject to risk of product liability claims. The Company maintains product liability insurance with coverage and aggregate maximum amounts of $5 million. The coverage limits of the Company's insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future.

     Technological Change Resulting in Product Obsolescence. The health care industry is characterized by rapid technological progress. New developments are expected to continue at an accelerated pace in both industry and academia. Sales of the Company's products could be adversely affected by technological changes. Many companies, some of which have substantially greater resources than the Company, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. The Company's products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

     Uncertainty Related to Patents and Proprietary Rights. The Company holds patents and licenses to use patented technology, and has patent applications pending. Any patents currently applied for by the Company may not be granted. In addition, the Company's patents may not be sufficiently broad to protect the Company's technology or to provide it with any competitive advantage. The Company's patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The Company could be adversely affected if any of its licensors terminate the Company's licenses to use patented technology.

     The Company is aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by the Company. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted the Company and requested that the Company enter into license agreements for the underlying technology. While the Company does not believe that it infringes upon any valid claim of these patents, a patent holder may file a lawsuit against the Company and may prevail. If the Company decides that it needs to license this technology, the Company may be unable to obtain these licenses on favorable terms or at all. The Company may not be able to develop or otherwise obtain alternative technology.

     Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of the Company's management. An adverse ruling could subject the Company to significant liability, require the Company to seek licenses and restrict the Company's ability to manufacture and sell its products.

     The Company also relies on trade secrets and unpatented know-how to protect its proprietary technology and may be vulnerable to competitors who attempt to copy its products or gain access to its trade secrets and know-how.

     Potential Anti-Takeover Effects of Rights Plan, Charter and Bylaws. The Company has a shareholder rights plan that may prevent an unsolicited change of control of the Company. The rights plan may adversely affect the market price of the Common Stock or the ability of shareholders to participate in a transaction in which they might otherwise receive a premium for their shares. Under the rights plan, rights to purchase preferred stock in certain circumstances have been issued (and will be issued for any newly outstanding common stock) to holders of outstanding shares of Common Stock. Holders of the preferred stock are entitled to certain dividend, voting and liquidation rights that could make it more difficult for a third party to acquire the Company.

     The Company's Charter and Bylaws contain provisions relating to issuance of preferred stock, special meetings of shareholders and amendment of Bylaws that could have the effect of delaying, deferring or preventing an unsolicited change in the control of the Company. The Company's Board of Directors are elected for staggered three-year terms, which prevents shareholders from electing all directors at each annual meeting and may have the effect of delaying or deferring a change in control of the Company.

     Potential Volatility of Stock Price. The market price of the shares of the Common Stock, similar to other health care companies, has been, and is likely to continue to be, highly volatile. Factors such as fluctuations in operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulation, developments with respect to patents or proprietary rights, public concern regarding the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

     Lack of Dividends. The Company has not declared or paid any dividends with respect to its Common Stock. The Company does not anticipate paying any dividends in the foreseeable future.

     Year 2000 Issues. The Company installed and implemented new computer systems at its Colorado and Arizona facilities in the first half of 1998. Although the Company's new software is designed to be year 2000 compliant, the Company cannot assure that this software contains all necessary data code changes. The Company is currently evaluating its other computer systems for year 2000 compliance. Although the Company expects all of its critical systems to be year 2000 compliant by June 30, 1999, there is a risk that some or all of the Company's systems will not be year 2000 compliant by 2000.

     Upon review of its product offerings, the Company has determined that the software within its products does not contain date-sensitive fields. As a result, the Company does not believe that its products will be affected by year 2000 issues. The Company cannot assure, however, that all of its products are year 2000 compliant.

     The Company is in the process of obtaining information from outside vendors regarding systems that interface with the Company's systems. Based on currently available information, the Company does not believe that year 2000 issues relating to these systems will adversely affect the Company. However, since third party year 2000 compliance is not within the Company's control, the Company cannot assure that any year 2000 issues affecting its outside vendors will not adversely affect the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


                          Part II.---OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.        Legal Proceedings

               None

Items 2-5.     Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               (a) Exhibits. The following documents are filed herewith and made a part of this report on Form 10-Q:

                    Exhibit 27.1 - Financial Data Schedule for 1998 Third Quarter Form 10-Q.

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

                                             The Spectranetics Corporation
                                                      (Registrant)

November 9, 1998                             By: /s/ James P. McCluskey
                                                 -------------------------------
                                                 James P. McCluskey
                                                 Vice President, Finance
                                                 Secretary/Treasurer and
                                                 Principal Financial Office

                          THE SPECTRANETICS CORPORATION
                  Form 10Q for Period Ended September 30, 1998

                                  EXHIBIT INDEX



 Exhibit Number                          Description
----------------    ------------------------------------------------------------

      27.1          Financial Data Schedule for 1998 Third Quarter Form 10-Q.