Form 10-K
period 1998-12-31
SPECTRANETICS CORP
filed 1999-03-30
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the year ended December 31, 1998

                                       OR

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X| No |_|

|X| Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the Registrant, as of March 12, 1999, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $80,750,989.

     As of March 12, 1999, there were outstanding 22,932,568 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 1999, are incorporated by reference into Part III as specified.

================================================================================

                                 Total Pages 60
                            Exhibit Index on Page 58

                                Table of Contents

PART I   ....................................................................................................3

ITEM 1.      BUSINESS........................................................................................3
                  General  ..................................................................................3
                      Strategy ..............................................................................3
                   Technology................................................................................4
                      CVX-300(R) ............................................................................4
                   Product Applications......................................................................5
                      Excimer Laser Coronary Angioplasty.....................................................5
                      Lead Extraction........................................................................6
                      Peripheral Vascular Disease............................................................6
                      Restenosed Stents......................................................................7
                   Sales and Marketing.......................................................................7
                      Domestic Operations....................................................................7
                      International Operations...............................................................8
                   Strategic Alliances.......................................................................8
                      Intracoronary Stents...................................................................8
                      Transmyocardial Laser Revascularization/Percutaneous Transluminal Myocardial
                               Revascularization.............................................................8
                   Polymicro Technologies, Inc...............................................................9
                      Polymicro's Business...................................................................9
                      Polymicro's Products...................................................................9
                   Government Regulation....................................................................10
                   Competition..............................................................................12
                   Patents and Proprietary Rights...........................................................13
                   Research and Development.................................................................13
                   Manufacturing............................................................................14
                   Third-Party Reimbursement................................................................14
                   Product Liability and Insurance..........................................................15
                   Employees................................................................................15
ITEM 2.      PROPERTIES.....................................................................................16
ITEM 3.      LEGAL PROCEEDINGS..............................................................................16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................16

PART II  ...................................................................................................17

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.......................17
ITEM 6.      SELECTED FINANCIAL DATA........................................................................17
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........18
                   Results of Operations....................................................................19
                   Conversion to the Euro...................................................................24
                   Accounting Pronouncements................................................................24
                   Year 2000................................................................................24
                   Risk Factors.............................................................................25
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................29
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................29
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........29

PART III ...................................................................................................30

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................30
ITEM 11.     EXECUTIVE COMPENSATION.........................................................................30
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................30
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................30

PART IV ....................................................................................................30

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K ...............................30

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................................................F-1

EXHIBIT  INDEX    ..........................................................................................58

PART I


     The information set forth below includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

     o    Market acceptance of excimer laser angioplasty technology;

     o    Market   acceptance   of  excimer   laser  removal  of  pacemaker  and
          defibrillator leads;

     o    Technological changes resulting in product obsolescence;

     o    The inability to obtain patents with respect to new products;

     o    Adverse state or federal legislation and regulation


     o    Availability of third-party  component  products at reasonable prices;
          and

     o The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

ITEM 1. BUSINESS

GENERAL

     We develop, manufacture, market and distribute a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. Excimer laser technology delivers cool ultraviolet light in short, controlled energy pulses to ablate, or remove, tissue. Our excimer laser system includes the CVX-300(R) laser unit and various fiber optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in minimally invasive cardiovascular applications. Our excimer laser system is used in angioplasty to open clogged or obstructed arteries. It is also used to remove lead wires from patients with implanted pacemakers or implantable cardioverter defibrillators, devices that regulate the heartbeat. We have also received approval in Europe to market our products to treat artery blockages in the upper and lower leg and to treat clogged stents. Stents are wire mesh tubes implanted in arteries to provide support to hold the artery open and improve blood flow to the heart. We are seeking regulatory approval in the United States to market our products for these treatments.

     Our subsidiary, Polymicro Technologies, Inc., manufactures and distributes drawn silica glass products consisting of fine glass tubing and glass fibers. Polymicro's products are used primarily with analytical or testing equipment.

     Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 96 Talamine Court, Colorado Springs, Colorado 80907. Our telephone number is (719) 633-8333.

Strategy

     Our strategy includes the following key points:

     o Leverage technical expertise in generation and delivery of ultraviolet energy. We have designed our excimer laser platform to support multiple existing and potential therapeutic applications for cardiovascular disease. We and our partners are exploring additional applications of our core excimer laser technology for novel treatments of coronary and vascular conditions.

     o Expand disposable device revenues from existing customer base. By training additional cardiologists, surgeons and other specialists at existing customer hospitals and introducing physicians already familiar with our products to new products and applications, we intend to increase our revenue stream from sales of current and future disposable devices to existing customers.

     o Expand installed customer base. We intend to expand our customer base by continuing to focus our sales efforts on major cardiac centers that perform the majority of interventional procedures.

TECHNOLOGY

     Excimer laser ablation removes plaque or tissue by delivering laser energy to a blockage or lesion. This laser beam breaks down the molecular bonds of plaque or tissue in a process known as photo-thermal ablation, without significant thermal damage to surrounding tissue.

     Laser ablation involves the insertion of a laser catheter or sheath into an artery or vein through a small incision. When the tip of the catheter or sheath has been placed at the site of the blockage or lesion, the physician activates the laser beam to ablate the plaque or tissue.

CVX-300

     The proprietary CVX-300 excimer laser unit is designed for use in a variety of cardiovascular applications. When coupled with our fiber optic laser devices, the system generates and delivers 308 nanometer wavelength ultraviolet light pulses to a lesion to remove plaque or tissue. The current list price of the CVX-300 is $196,000. We offer various financing options, including leasing and rental programs.

     On February 19, 1993, the FDA approved the Spectranetics CVX-300 excimer laser unit and 1.4 and 1.7 millimeter diameter fiber optic catheters for the following six indications for use in the treatment of coronary artery disease:

     o    saphenous vein grafts;

     o    total occlusions crossable by a guidewire;

     o    ostial lesions;

     o    moderate calcification;

     o    long lesions; and

     o    balloon failures.

     In these indications, we offer an alternative or adjunct to traditional balloon angioplasty and atherectomy (rotational cutters and burrs). Unlike conventional balloons that merely compress arterial plaque against the vessel wall, laser angioplasty actually removes the material, resulting in a larger diameter opening.

     In November 1994, we received ISO 9001 certification from the TUV Product Service GmbH in Munich, Germany which allowed us to market our products in the European Community within compliance of the manufacturing quality regulations - EN 29 001/ISO 9001 and EN 46 001. As of December 1998, we had received CE (Communaute Europeene) mark registration for all of our products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

     Clinical results from the first 2,000 coronary procedures using the excimer laser system achieved approximately 90 percent clinical success rate. A clinical success is defined as a reduction in the size of the lesion to less than 50 percent of the diameter of the artery without heart attack, death, or the need for emergency bypass surgery during hospitalization. We believe that the CVX-300 unit offers the following characteristics:

     o Reduced procedure time. Patient outcome audits, which compared excimer laser procedures to balloon angioplasty and rotational atherectomy, reveal the excimer laser method shortens procedure times and reduces radiation exposure to the patient from fluoroscopic imaging used during the procedure, thereby improving lab efficiency.

     o Ease of use. During a laser procedure, it may be necessary to adjust laser energy output. The CVX-300 laser unit is computer-controlled, which allows the physician to change energy levels without interrupting the treatment to remove the catheter from the patient for recalibration. This feature also enables the physician to begin the procedure with the minimum level of energy required and, if necessary, to adjust the energy level easily during the procedure.

     o Small size and easy set up. Space in cardiac catheterization labs is usually limited. In addition, many hospitals have multiple catheterization labs. As a result of a number of proprietary and patented laser and catheter design features, the CVX-300 laser unit typically requires five minutes for set up. This combination of features allows the CVX-300 laser unit to be transported easily between laboratories within the hospital as needed.

PRODUCT APPLICATIONS

Excimer Laser Coronary Angioplasty

     Background. Percutaneous transluminal coronary angioplasty, or PTCA, is a minimally invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and is performed by interventional cardiologists. In 1998, there were approximately one million PTCA procedures performed worldwide.* We estimate that approximately 10% to 15% of these patients could benefit from the use of our products, including patients with total occlusions crossable by a guidewire, occluded saphenous vein grafts and long lesions.

     In these indications, we offer an alternative or adjunct to traditional balloon angioplasty or the need of coronary bypass surgery. Unlike conventional dilatation balloons that merely compress occlusive arterial plaque against the vessel wall, laser angioplasty actually removes the material. We focus our marketing efforts on six approved coronary indications:

     o    saphenous vein grafts;

     o    total occlusions crossable by a guidewire;

     o    ostial lesions;

     o    moderate calcification;

     o    long lesions; and

     o    balloon failures.

     Disposable Laser Devices. As an integral part of the excimer laser system, we have developed a broad selection of proprietary laser devices, designed to meet physician needs and multiple indications for use. Early laser catheters contained only a few large optical fibers to transmit the laser energy. These early devices were stiff, had difficulty accessing arterial anatomy and suffered from poor ablation characteristics. Current innovative laser catheter designs contain hundreds of very small diameter, flexible fibers that can access more difficult coronary anatomy. The smaller fiber also produces a better laser energy distribution at the tip of the catheter for improved ablation.

     Laser catheters are designed to provide several advantages over other atherectomy devices. These catheters, which we produce in sizes ranging from 1.4 to 2.5 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic extrusion. Fibers are coupled to the laser using a patented intelligent connector design. This design requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300 laser unit computer, which controls the calibration cycle. In 1992, we acquired exclusive rights to a lubricious coating, which in certain catheter lines reduces friction and enhances trackability and control of the device. The catheter's combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions.

     Our FDA-approved laser catheter product line includes the Extreme(R) concentric catheter, Vitesse(R) C concentric catheter and the Vitesse(R) E eccentric catheter. The refined construction of these catheters is designed to provide improved trackability, reachability and improved tactile feedback in the coronary artery. These improvements are aimed at providing more accurate catheter placement, resulting in more uniform, precise removal of plaque.

     o    Extreme(R)  Laser  Catheter.  In October  1993,  the FDA  approved the
          Extreme(R) laser concentric catheter, which was our first high performance coronary laser catheter. It is an over-the-wire catheter with enhanced flexibility and ablation at lower energy settings, resulting in improved performance. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easier access. The Extreme(R) laser catheter is available in 2.0 millimeter tip diameter. Spectranetics has received CE Mark of approval for use of its angioplasty line of catheters in Europe.

     o Vitesse(R) C Laser Catheter. The Vitesse(R) C concentric laser catheter, approved by the FDA in October 1994, is a rapid-exchange catheter, which means that it can be threaded onto and exchanged over a guidewire more conveniently than over-the-wire models. It is also compatible with a wide range of guidewires. Its patented design technology provides ease of use, requiring only a single operator. This catheter is available in 1.4, 1.7, and 2.0 millimeter tip diameters. Spectranetics has received CE Mark of approval for use of its angioplasty line of catheters in Europe.

     o Vitesse(R) E Laser Catheter. The Vitesse(R) E eccentric laser catheter is our first directional coronary laser catheter. The 1.7 millimeter diameter catheter was approved by the FDA in July 1995, and the 2.0 millimeter diameter catheter was approved by the FDA in September 1997. This catheter utilizes an eccentric fiber array at the tip that can be positioned by the operator to create a larger channel through the blockage. The Vitesse(R) E eccentric catheter is available in 1.7 and 2.0 millimeter tip diameter. Spectranetics has received CE Mark of approval for use of its angioplasty line of catheters in Europe.

Lead Extraction

     Background. Approximately 500,000 patients are implanted with pacemakers and implantable cardioverter defibrillators, or ICDs, annually worldwide.* Pacemakers and ICDs are devices that regulate the heartbeat. We believe that approximately 5% to 10% of these patients will eventually require pacemaker or ICD lead removal. Primary methods available to remove implanted leads include open-chest surgery and transvenous removal with plastic sheaths, each of which has significant drawbacks. For example, open-chest surgery is costly and can be traumatic to the patient. The plastic sheath method sometimes results in damage to the cardiovascular system and may cause the lead to disassemble during the removal procedure.

     Laser Sheath (SLS(TM)). We have designed a laser-assisted lead extraction device, the Spectranetics Laser Sheath (SLS(TM)), to be used with our CVX-300 laser unit to remove the implanted lead with minimal force. The SLS uses excimer laser energy to cut through the scar tissue surrounding the lead to facilitate removal. In addition to resulting in less trauma and morbidity, procedure time can be reduced significantly. In a randomized clinical trial, the Spectranetics Laser Sheath (SLS(TM)) increased the complete lead removal success rate from 65% to 94%.

     The SLS consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead wire to pass through it as the device slides over the lead wire and toward the tip in the heart. Following the ablation of scar tissue with the SLS, the lead wire is removed from the heart with counter-traction. We have been marketing our 12 French (Fr) SLS since December 1997. In September 1998, we received FDA market approval for our 14 Fr and 16 Fr Spectranetics Laser Sheaths, which are designed to free larger diameter implanted pacemaker and ICD leads. Spectranetics has received CE Mark of approval for use of its laser sheath devices in Europe.

Peripheral Vascular Disease

     Background. The prevalent treatment option for total blockages in the upper leg is bypass surgery. Amputation may be required for critical limb ischemia below the knee. We estimate that approximately 100,000 upper bypass surgeries and 80,000 amputations are performed annually as a result of peripheral vascular blockages.* Laser catheters are being evaluated as an alternative treatment to both bypass surgery and amputation. Our products are approved in Europe for use in treating peripheral vascular disease.

     Clinical Trials. We are currently conducting the PELA (peripheral excimer laser angioplasty) trial, a United States randomized clinical trial, to evaluate the use of its laser technology in patients with occlusions greater than 10 centimeters in length in the upper leg. We also received approval from the FDA to commence a feasibility study, the LACI (laser angioplasty for critical ischemia) study, with 25 patients at five medical centers to evaluate laser treatment of patients with limb-threatening, peripheral vascular disease in the lower limb. We cannot assure that the clinical trials using excimer laser catheters to unblock peripheral arteries will result in favorable success rates or, if the trials are successful, that we will receive a pre-market approval (pre-market approval) for this device. We have received CE Mark of approval for our line of peripheral catheters in Europe.

Restenosed Stents

     Background. Stents are thin, slotted tubes or coils that are implanted through a percutaneous procedure to support the walls of coronary arteries. We estimate that more than 500,000 stents were implanted in patients in 1998.* Twenty to 30 percent of stents may develop blockages due to restenosis, or plaque buildup, which can lead to partial or total occlusion of the arteries. Our laser catheters are currently being studied for use in debulking stents which have restenosed, or become obstructed.

     Clinical Trials. We received FDA approval to commence a randomized clinical study involving 320 patients and up to 20 medical institutions to evaluate the effectiveness of clearing restenosed stents using excimer laser-assisted balloon angioplasty versus balloon angioplasty alone. We cannot assure, however, that clinical trials using excimer laser catheters to debulk stents will result in favorable success rates or, if the trials are successful, that we will receive a pre-market approval for this device. We received CE Mark approval in Europe certifying the sale and use throughout Europe of our excimer laser coronary angioplasty catheters for the treatment of restenosed stainless steel coronary stents.

SALES AND MARKETING

     Our sales goals are to increase the present installed base of excimer laser units and to increase the use of disposable devices. We plan to introduce new physicians and institutions to the efficacy, safety, ease of use and growing indications of excimer laser technology through published studies of clinical applications. By leveraging the success of an existing product applications, we hope to promote the use of the technology in different applications.

     Providing customers with answers about cost of acquisition, use of the laser and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the United States as well as internationally, we believe that we will be positioned to capitalize not only on the core competency of excimer laser technology in coronary angioplasty but also in lead extraction and in other new areas of development for excimer laser technology.

Domestic Operations

     We estimate that there are 1,000 interventional cardiac catheterization laboratories in hospitals in the United States.* Our United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions which perform the majority of interventional procedures. Our United States sales and marketing team consists of product managers, account managers, regional account managers and medical equipment service engineers.

     We are focused on expanding our product line, improving product quality and developing an appropriate infrastructure to support sales growth. Since the use of excimer laser technology is highly specialized, we believe that our direct sales team must have extensive knowledge about the products and the various physician groups we serve. Our marketing activities are designed to support our direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings.

     We have developed a customer training program in major cardiology centers around the United States. After initial customer training, our account managers provide routine on-site customer support, including reviewing clinical results, training new hospital personnel and updating customers on new catheters and techniques.

     Our service engineers are responsible for installation of each laser and participate in the training program at each site. We provide a one-year warranty, which includes parts, service and replacement gas. We offer extended service to our customers under annual service contracts or on a fee-for-service basis.

International Operations

     In Europe in 1998, there were approximately 250,000 balloon angioplasty procedures performed in approximately 450 interventional cardiac catheterization laboratories.* In 1993, we began marketing and selling our products internationally through Spectranetics International, B.V., a wholly-owned subsidiary, as well as through distributors. In 1998, Spectranetics International, B.V. revenues totaled $2,374,000, or 9 percent of our revenues. Currently, we have distributors in the following regions: Europe, South America, the Middle East and Asia.

     We believe that in order to increase distribution of our products internationally, we must establish a direct sales team in certain countries. Due to the high level of experience required by the nature of our excimer laser technology, we believe that establishing a direct sales team will provide better customer service and technical and regulatory support. We have increased the number of direct sales representatives in Europe and, more specifically, we have mobilized a direct sales team in Germany where 50% of our European laser units are installed.

     In addition to the operations of Spectranetics International, B.V., we conduct international business in the Pacific Rim and South America through distributors as well as in Canada through its United States direct sales organization. In 1998, revenues from these foreign operations totaled $474,000, or 2 percent of our revenues.

     In 1998, Polymicro's international revenues totaled $935,000, or 3 percent of our revenues.

     Foreign sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and foreign medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date. However, for more information, see "Risk Factors--We Are Exposed To Problems That Come From Having International Operations."

STRATEGIC ALLIANCES

Intracoronary Stents

     In May 1998, we entered into an agreement with Orbus Medical Technologies, Inc. to distribute and market a next-generation coronary stent, the R Stent(TM). The R Stent, which is manufactured by Orbus, has a distinctive double helix design that conforms to the natural anatomy of coronary arteries and is designed to provide uninterrupted structural support, radial strength and flexibility. We will market the product upon receipt of CE mark approval in Europe.

Transmyocardial Laser Revascularization/Percutaneous Transluminal Myocardial Revascularization

     Angina is chest pain due to insufficient blood flow and oxygen delivery to the heart muscle. More than 300,000 patients worldwide suffer from chronic angina who are not candidates for traditional balloon angioplasty or bypass surgery.* Transmyocardial laser revascularization, or TMLR, and percutaneous transluminal myocardial revascularization, or PTMR, are emerging as viable therapies for treating these patients. TMLR and PTMR create small holes in the heart muscle that are intended to increase the blood supply. TMLR and PTMR have been shown to reduce angina. In September 1997, we entered into a supply and license agreement with United States Surgical Corporation, a division of Tyco International, under which we supplied modified CVX-300 laser units and disposable devices, on an exclusive basis, for the development of TMLR and PTMR devices.

POLYMICRO TECHNOLOGIES, INC.

     Polymicro Technologies, Inc., a wholly-owned subsidiary of Spectranetics, is located in Phoenix, Arizona. Polymicro manufactures drawn silica glass products. Polymicro's revenues were $9,219,000 in 1998, or 33% of our consolidated revenues.

     We recently announced that we are contemplating strategic alternatives for Polymicro, which could include the sale of Polymicro. We anticipate that we would use any capital raised from such a transaction to accelerate developmental programs for our core medical business. However, at this time we have not received an offer to purchase Polymicro, nor have we made a firm decision to sell Polymicro. We have not set a fixed time frame for a decision. We may decide not to sell Polymicro or we may fail to obtain offers to purchase Polymicro at a price we deem satisfactory.

Polymicro's Business

     Polymicro manufactures and distributes silica glass capillary tubing, optical fibers, precision fused silica pieces, assemblies and cables. Polymicro markets its products to domestic and international companies who use Polymicro's products for separations, medical, process control, defense, aerospace, and other special applications. Polymicro custom-designs many products to meet specific user needs. Polymicro funds product and process development internally as well as through joint efforts with entities in the government and commercial sectors. We acquire fiber optics for our laser catheters from Polymicro.

     Competition in Polymicro's marketplace is based on service, quality and price. Many companies compete in this market, some of which have greater financial resources than Polymicro. Competitors include SpecTran Corporation, CeramOptec GmbH, Fiberguide Industries Inc. and 3M Specialty Optical Fibers.

Polymicro's Products

     Capillary Tubing. Polymicro makes capillary tubing with high purity, synthetic-fused silica coated with polyimide plastics. Key features of the tubing are chemical inertness, high flexibility, high strength and the ability to withstand high temperatures and pressures. Polymicro manufactures the tubing to tight dimensional tolerances. Polymicro supplies various sizes and configurations of capillary tubing used in analytical instruments. For example, tubing for gas chromatography columns is supplied with three internal diameters of 250, 320 or 530 micrometers ("um"). Tubing sizes for fluid extraction and capillary electrophoresis range from 50um to 200um inner diameters. Tubing in sizes ranging from 10um to 50um inner diameters can also be used to form flow restrictors for liquid and gas chromatography.

     Optical Fiber. Optical fiber is hair-thin strands, usually made of a glass core to transmit light energy and a bonded cladding on the central core made of either glass or plastic material. Polymicro manufactures both glass and plastic clad step-index, multimode silica core optical fibers that are sold in non-telephone markets. Core sizes range from 40um to 1000um in diameter. Polymicro further coats its optical fiber with materials such as polyimide, acrylate, silicones or aluminum in single or multiple layers to preserve surface quality and the inherent strength of the glass.

     Cables and Assemblies. Polymicro custom-designs and builds value added product applications to meet the requirements and specifications of customers in the medical, process control, aerospace and industrial markets. Polymicro's assemblies involve a variety of custom and standard terminations and jacketing materials in conjunction with Polymicro fibers and precision pieces.

     Precision Pieces. Precision pieces are products made from rigid capillary tubing or rod that is cut and machined into useful configurations. Precision pieces generally range from one to four millimeters in diameter and in length from one to 25 millimeters. Polymicro assembles these rods and tubing into configurations designed by the customer or by Polymicro.

GOVERNMENT REGULATION

     In the United States, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetics Act, or FFDCA, and are classified into one of three categories. The CVX-300 laser unit and related devices are designated as Class III devices. Class III devices are devices that are represented to be life-sustaining or life-supporting, or that present potential unreasonable risk of illness or injury. Class III devices are subject to the most rigorous FDA approval process.

     Premarket approval of a Class III device generally requires the completion of three major steps. The first step involves the granting of an investigational device exemption, or IDE, by the FDA, which permits the proposed product to be used in controlled human clinical trials. Upon completion of a sufficient number of clinical cases to determine the safety and effectiveness of the proposed product for specific indications, a pre-market approval application is then prepared and submitted to the FDA for review. The pre-market approval application must contain the results of the clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities, and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional literature. If the FDA determines that the pre-market approval application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing.

     Once the submission is accepted for filing, the FDA begins an in-depth review of the pre-market approval application, which represents the second major step in pre-market approval of a Class III device. An FDA review of a pre-market approval application generally takes one to two years from the date the pre-market approval application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the pre-market approval review process, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable Good Manufacturing Practice requirements, which are outlined under FDA's Quality System regulation. If the FDA's evaluations of both the pre-market approval application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the pre-market approval application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will complete the third major step by issuing a pre-market approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluations of the pre-market approval application or manufacturing facilities are not favorable, the FDA will deny approval of the pre-market approval application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the pre-market approval application. The pre-market approval process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

     Modifications to a device that is the subject of a pre-market approval, its labeling, or manufacturing process may require approval by the FDA of pre-market approval supplements or new pre-market approval applications. Supplements to a pre-market approval application often require the submission of the same type of information required for an initial pre-market approval application, except that the supplement is generally limited to that information needed to support the proposed change from the product covered in the original pre-market approval application.

     ------------------------------------------------------------------
                   Product and Procedure                FDA     CE Mark
                   ---------------------                ---     -------

     CVX-300(R)                                         2/93       9/96
     Coronary Angioplasty
              Extreme(R)                               10/93      12/96
              Vitesse(R) C                             10/94      12/96
              Vitesse(R) E                              9/97       2/97
              Vitesse(R) C OS                         Trials      11/98
     Pacing Lead and ICD Lead Extraction
              SLS 12 Fr                                12/97       2/97
              SLS 14 Fr                                 9/98       2/97
              SLS 16 Fr                                 9/98       2/97
     Peripheral Angioplasty
              Upper leg                               Trials      11/96
              Lower leg                               Trials      11/96
     Restenosed Stents                                Trials       1/98
     ------------------------------------------------------------------


     We received our initial investigational device exemption to perform excimer laser percutaneous coronary angioplasty in May 1989. In February 1991, we submitted our pre-market approval application, which was accepted for filing by the FDA in June 1991. On November 26, 1991, our pre-market approval application was reviewed by a public advisory panel, and we received a recommendation for approval of the CVX-300 laser unit and two sizes of our soft-rim catheters. As part of the approval process, we were inspected in October 1991 by the FDA to verify our compliance with Good Manufacturing Practices requirements. The final step in the approval process, the issuance of a letter by the FDA approving the application, occurred on February 19, 1993.

     In October 1993, we received approval for a pre-market approval supplement for our Extreme(R) catheters. In October 1994, the FDA approved our pre-market approval supplement for our Vitesse(R) C family of catheters. In July 1995, we received pre-market approval supplement for a new inner catheter tubing, our Vitesse(R) E catheter, an upgraded CVX-300 system software, and the cross-coupling of our catheters on former LAIS Dymer(R) 200+ laser systems. In September 1997, the FDA approved our pre-market approval supplement for our Vitesse(R) E 2.0 millimeter diameter catheter. In December 1997, the FDA approved the pre-market approval for the 12 French diameter Spectranetics Laser Sheath, or SLS(TM). In September 1998, we received FDA final market approval for our Spectranetics 14 Fr and 16 Fr Laser Sheaths. We cannot assure that the FDA will approve our current or future pre-market approval applications or supplements on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenues. For more information, see "Risk Factors--May Hurt Our Business and Stock Price."

     Any products we manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with Good Manufacturing Practice requirements, which impose certain process, procedure and documentation requirements upon us with respect to product development, manufacturing and quality assurance activities. The FDA recently revised its Good Manufacturing Practice requirements. The new Good Manufacturing Practice requirements, which are outlined under the FDA's Quality System regulation, are more extensive than previous requirements. We cannot assure that we will be able to attain or maintain compliance with Good Manufacturing Practice requirements.

     In addition, the Medical Device Reporting, or MDR, regulation obligates us to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to death or serious injury. There can be no assurance that the FDA will agree with our determinations as to whether particular incidents meet the threshold for MDR reporting.

     Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

     Noncompliance with requirements under the FFDCA or accompanying regulations can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket approval, withdrawal of marketing approvals, and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

     International sales of our products are subject to foreign regulation, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require an FDA Certificate to Foreign Government verifying that the product complies with FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FFDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Good Manufacturing Practice violations exist.

     We are subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To date, compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position. See "Risk Factors--Regulatory Compliance is Very Expensive and Can Often Be Denied or Significantly Delayed."

COMPETITION

     Methods for the treatment of cardiovascular disease are numerous and we expect them to increase in number. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Consequently, we expect intense competition to continue in the marketplace. Although market competition includes manufacturers of balloon angioplasty devices and stents, direct competition comes from manufacturers of atherectomy devices. As a result of our agreement with United States Surgical Corporation in 1997 to license and supply our CVX-300 excimer laser units and disposable fiber optic probes, we will also compete with manufacturers of devices that treat cardiovascular disease through TMLR or PTMR. We also believe that we will experience increased competition in the future from companies that will develop lead extraction devices or removal methods.

     Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), Bard and Schneider (a subsidiary of Pfizer, Inc.) are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, we anticipate that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for coronary artery disease, or atherosclerosis. Cordis, SCIMED, ACS, Arterial Vascular Engineering, and Medtronic, Inc. are the leading stent providers in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation). In 1996, United States Surgical Corporation acquired an 80 percent interest in Medolas, an excimer laser company in Germany. The companies currently participating in clinical trials for TMLR are CardioGenesis, Eclipse Surgical Technologies, PLC Systems, Inc. and AccuLase.

     We believe that the primary competitive factors in the interventional cardiovascular market are:

     o    the ability to treat a variety of lesions safely and effectively;

     o    the impact of managed care practices and procedure costs;

     o    ease of use;

     o    size and effectiveness of sales forces; and

     o    research and development capabilities.

See "Risk Factors--We May Be Unable To Compete Successfully In Our Highly Competitive Industry In Which Many Other Competitors are Bigger Companies."

PATENTS AND PROPRIETARY RIGHTS

     We hold 32 issued United States patents, three issued patents in each of France, Germany, Italy and the Netherlands and one issued patent in Japan. Also, we have two United States patent applications pending and 11 foreign patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to provide us with any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We could be adversely affected if any of its licensors terminate our licenses to use patented technology. We do not have patents in any foreign countries other than those listed above.

     It is our policy to require our employees and consultants to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions developed by the individual shall be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee's own time. There can be no assurance that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

     We also rely on trade secrets and unpatented know-how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how.

     We are aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted us and requested that we enter into license agreements for the underlying technology. A patent holder may file a lawsuit against us and may prevail. If we decide that we need to license this technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

     Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products.

     We have signed two non-exclusive, royalty-bearing license agreements for patents covering basic areas of laser technology. In addition, we acquired an exclusive, royalty-bearing license for a proprietary catheter coating. Additional licenses held by us include an exclusive license to patents covering laser-assisted lead removal and an exclusive license relating to certain aspects of excimer laser technology in our products.

RESEARCH AND DEVELOPMENT

     From  inception   through  1988,  our  primary  emphasis  in  research  and
development was on the CVX-300 laser unit. Since 1988, our research and development efforts have focused on refinement of the CVX-300 laser unit and laser device technology. We are also exploring additional applications for the CVX-300 laser unit and are developing advanced laser devices designed to facilitate greater use in existing applications.

     Our team of research scientists, engineers and technicians substantially performs all of our research and development activities. Our research and development expense totaled $2,899,000 in 1998, $2,243,000 in 1997 and $1,684,000 in 1996.

MANUFACTURING

     We assemble and test our entire product line and have vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by us. We believe that our level of manufacturing integration allows us to control costs, quality and process advancements, to accelerate new product development cycle time and to provide greater design flexibility. Raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice compliance inspections by the FDA and the TUV. We have undergone four inspections by the FDA for Good Manufacturing Practice compliance since 1991, and the TUV has conducted an inspection each year. Each inspection resulted in a limited number of noted deficiencies, to which we believe we have provided adequate responses.

     We purchase certain components of our CVX-300 laser unit from several sole source suppliers. We do not have guaranteed commitments from these suppliers and order products through purchase orders placed with these suppliers from time to time. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. In addition, we may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.

THIRD-PARTY REIMBURSEMENT

     Our CVX-300 laser unit and related fiber-optic laser devices are generally purchased by hospitals, which then bill various third party payors for the health care services provided to their patients. These payors include Medicare, Medicaid and private insurance payors. The Medicare Program reimburses hospitals based on a predetermined amount per discharge for inpatient hospital services identified by the diagnosis-related group ("DRG") into which each case is classified.

     At present, many of our customers using the CVX-300 for laser angioplasty are obtaining reimbursement under the same DRG as for balloon angioplasty. Lead removal procedures using the SLS are reimbursed using the same DRGs for non-laser lead removal or lead removal and replacement. We expect that our customers will continue to do so in the near term. Medicare payments of physicians' surgical fees are based on a fee schedule based on a resource-based relative value scale that rates the value of physicians' work for a particular service in relation to the value of work for other services. The basic excimer laser ablation procedure third party reimbursement for hospital and physician charges ranges from approximately $6,000 to $14,000.* This amount is generally adequate to cover the cost of a laser ablation procedure. Actual costs may be significantly higher and vary depending on the complexity of the procedure, age of the patient, and geographical location.

     Capital costs for medical equipment purchased or leased by hospitals are currently reimbursed separately from DRG payments. We expect lower Medicare reimbursement rates in 1999 as compared to previous years. Such reductions could have an adverse impact on reimbursements to hospitals for the capital cost of the CVX-300 laser unit and, consequently, our ability to sell our laser unit. While we believe that a laser angioplasty procedure offers a less costly alternative for the treatment of certain types of heart disease, we cannot assure that the procedure will be viewed as cost effective under changing reimbursement guidelines or other health care payment systems. For more information, see "Risk Factors--Failure Of Third Parties To Reimburse Medical Providers For Our Products May Reduce Our Sales."

PRODUCT LIABILITY AND INSURANCE

     Our business entails the risk of product liability claims. We maintain product liability insurance in the amount of $5,000,000 per occurrence with an annual aggregate maximum of $5,000,000. We cannot assure, however, that product liability claims will not exceed such insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. See "Risk Factors--Potential Product Liability Claims and Insufficient Insurance Coverage May Hurt Our Business And Stock Price."

EMPLOYEES

     As of March 12, 1999, we had 192 employees, including 10 in research and development, 51 in manufacturing and 62 in marketing, sales and administration, as well as 69 at Polymicro. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

----------
* Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

ITEM 2. PROPERTIES

     We lease a total of approximately 49,300 square feet in three buildings in Colorado Springs, Colorado. These facilities contain approximately 35,000 square feet of manufacturing space and approximately 14,300 square feet devoted to marketing, research and administrative activities. We have renewed the building lease through December 2000 and believe that these facilities are adequate to meet our requirements through 1999.

     Spectranetics  International B.V. leases 4,394 square feet in Leusden,  The
Netherlands.   The  facility   houses  our  operations  for  the  marketing  and
distribution of products in Europe.

     Polymicro leases approximately 30,000 square feet in Phoenix, Arizona, and has options for an additional 20,000 square feet at this location. The facility is leased through 2003, with one five-year renewal option. Management believes that the facility will be adequate to meet Polymicro's current and reasonably foreseeable future requirements through the current five-year lease term.

ITEM 3. LEGAL PROCEEDINGS

     In 1993, we entered into a license agreement with Pillco Limited Partnership granting us a license regarding certain patents. In 1996, Pillco Limited Partnership transferred all of its right, title and interest in the patents and license agreement to Interlase LP. In July 1998, we were served a Garnishment Summons instructing us to make royalty payments due under the license to the ex-wife of one of the named inventors of the licensed patents, who is also a partner of Interlase LP. The Garnishment Summons was issued by a state court in Virginia where this divorce proceeding was pending. In September 1998, Interlase LP purported to assign all of its right, title and interest in the patents to White Star Holdings, Ltd. ("White Star"), an offshore company. White Star subsequently demanded payment of the royalties. In light of the competing demands from White Star and a Receiver appointed by the Virginia court to collect the assets of Interlase LP, we notified White Star and the Receiver that the funds would be deposited into a segregated, interest-bearing account until we could determine the rightful owner of the royalty payments. In October 1998, White Star filed suit against us in the U.S. District Court for the District of Colorado, alleging that we breached the license agreement by failing to remit the royalty payments. We responded to White Star's claim by following well-established procedure and requesting that the court determine which of White Star and the Interlase LP Receiver is entitled to receive the royalty payments. We also requested and were granted permission to deposit all of the disputed royalties into the registry of the Court. In January 1999, White Star issued a notice to us purporting to terminate the license agreement. White Star proceeded to distribute a press release describing the purported termination of the license agreement. In January 1999, we sought and were granted a temporary restraining order restraining White Star and its agents from taking any further steps to terminate the license agreement, from issuing further press releases concerning the litigation or the status of the license agreement, and from contacting any of our customers regarding such matters. In March 1999, a preliminary injunction was issued by the U.S. District Court of Colorado restraining White Star from all actions described in the temporary restraining order.

     We believe that White Star's claims are baseless and will vigorously defend against their allegations. We have also filed a motion with the U.S. District Court of Colorado to assert additional claims against White Star.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on the over-the-counter market under The Nasdaq National Market symbol "SPNC". The table below sets forth the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market for each calendar quarter in 1997 and 1998. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

     ---------------------------------------------------------------------
                                                       High           Low
                                                       ----           ---
     Year Ended December 31, 1997
             1st Quarter........................    $  5.563         2.563
             2nd Quarter........................       3.313         1.375
             3rd Quarter........................       5.938         2.313
             4th Quarter........................       5.500         2.875

     Year Ended December 31, 1998
             1st Quarter........................    $  4.125         2.750
             2nd Quarter........................       4.000         2.750
             3rd Quarter........................       3.688         1.688
             4th Quarter........................       3.125         1.438
     ---------------------------------------------------------------------

     We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The closing sales price of our Common Stock on March 12, 1999 was $3.563. On March 12, 1999, we had approximately 831 shareholders of record.

     On December 22, 1998, we entered into purchase agreements with 11 investors with respect to the issuance and sale of 3,800,000 shares of our common stock in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933. Each investor represented that it was an "accredited investor" as defined in Regulation D. We completed the private placement of the shares on February 25, 1999 for aggregate proceeds of $7,600,000, before expenses.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data of as of and for each of the years in the five-year period ended December 31, 1998, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K and the Consolidated Financial Statements and Notes thereto. The selected consolidated financial data presented below as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, have been derived from our audited financial statements also included elsewhere herein. The selected historical consolidated financial data presented below as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1995 and 1994 are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

                                                                   (In thousands, except per share data)
                                                                        Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                     --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS
DATA:

Revenue ........................................     $ 27,784      $ 21,878      $ 20,679      $ 17,282      $ 11,413
Cost of revenue ................................       12,872        11,263        10,418         9,502         7,756
Marketing and sales ............................        9,984         7,752         5,873         4,920         5,453
General and administrative .....................        4,584         4,446         3,220         3,068         2,939
Research and development .......................        2,899         2,243         1,684         1,371         1,419
Amortization expense ...........................          802           976         1,220         1,220           730
Purchased research and development .............           --            --            --            --         4,391
                                                     --------      --------      --------      --------      --------
Operating loss .................................     $ (3,357)     $ (4,802)     $ (1,736)       (2,799)      (11,275)
Other income, net ..............................           82           182           369           580           547
                                                     --------      --------      --------      --------      --------
Net loss .......................................     $ (3,275)     $ (4,620)     $ (1,367)     $ (2,219)     $(10,728)
                                                     ========      ========      ========      ========      ========
Loss per share - basic and diluted .............     $  (0.17)     $  (0.25)     $   (.07)     $  (0.12)     $  (0.74)
Weighted average common shares
  outstanding ..................................       19,018        18,654        18,430        18,331        14,564

                                                                             As of December 31,
                                                     ----------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                     --------      --------      --------      --------      --------
BALANCE SHEET DATA:

Working capital ................................     $  4,536      $  7,587      $  8,787      $  8,301      $  8,433
Cash, cash equivalents, and securities .........        4,158         8,590         7,150         7,047         8,165
Equipment, net .................................        5,323         3,906         3,486         3,952         5,025
Total assets ...................................       22,239        25,325        23,039        25,013        28,893
Long-term debt including capital
  lease  obligations,  net  of  current ........        1,439         1,387           465           725         1,729
portion
Shareholders' equity ...........................       11,268        14,063        18,510        19,747        21,870
Book value per common share
  outstanding ..................................     $   0.59      $   0.75      $   1.00      $   1.08      $   1.20

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We develop, manufacture, service and distribute an excimer laser unit and fiber optic delivery system for the treatment of certain coronary and vascular conditions. Our wholly owned subsidiary, Polymicro Technologies, Inc., manufactures and distributes drawn silica glass products which include capillary tubing and specialty fiber optics sold to a variety of companies in addition to Spectranetics.

     Our revenues are dependent on obtaining clinical data supporting regulatory approvals and market acceptance. We sell the only excimer laser system that has been market approved by the FDA in the United States for coronary applications. Our laser system competes primarily against alternative technologies including balloon catheters, cardiovascular stents and mechanical artherectomy devices.

     Our strategy is to develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads and entered into a supply and license agreement with United States Surgical Corporation for use of our system for TMLR, an experimental coronary procedure. In 1998, we sponsored clinical trials evaluating the use of our excimer laser system to treat restenosed stents, blocked arteries in the leg and totally blocked coronary arteries. These trials will continue at least until the end of 1999 and may extend into the year 2000 depending on patient enrollment and our ability to fund these trials.

     To fund our strategy, we intend to continue to accelerate investment in the development of new products and in clinical trials for additional applications as well as sales and marketing resources. This investment can be expected to result in operating losses through 1999.

RESULTS OF OPERATIONS

     In this section we will discuss 1998 and 1997 revenue and net income results. We will begin with a general overview, then discuss revenue and net income from our three operating units.

Overview

Revenue per Operating Unit
--------------------------------------------------------------------------------
                                                      1998      1997      1996
                                                    ----------------------------
     Medical - United States                        $16,191   $10,941   $ 9,099
     Medical - Europe                                 2,374     3,755     4,563
     Industrial - Polymicro Technologies, Inc.        9,219     7,182     7,017
                                                    ----------------------------
Total                                               $27,784   $21,878   $20,679
--------------------------------------------------------------------------------

Net income (loss) per Operating Unit
--------------------------------------------------------------------------------
                                                      1998      1997      1996
                                                    ----------------------------
     Medical - United States                        $(1,671)  $(3,461)  $(1,525)
     Medical - Europe                                (2,465)   (1,385)     (373)
     Industrial - Polymicro Technologies, Inc.          861       226       531
                                                    ----------------------------
Total                                               $(3,275)  $(4,620)  $(1,367)
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenue in 1998 grew to  $27,784,000,  an increase of  $5,906,000,  or 27%, over 1997. Increased revenue includes a 32% increase in disposable sales, a 28% increase in revenues from Polymicro, a 19% increase in equipment revenue and a 44% increase in service revenues.

     Increased disposable revenue, which consist of single-use catheter products, came from our newest application - lead removal, which was up 93% over 1997 levels, and a 41% increase in angioplasty catheters in the United States. These gains were offset by a 35% decline in disposable revenue from Europe.

     Polymicro revenues were up as a result of sales of precision silica glass capillary tubing and assemblies into new capillary electropherisis applications such as DNA sequencing and increased sales to existing gas chromatography customers.

     Equipment revenues increased in 1998, primarily due to sales to United States Surgical Corporation in accordance with our supply agreement to provide lasers for their transmyocardial revascularization project. During 1998 we completed delivery of all lasers ordered under this contract. Equipment revenues from United States Surgical Corporation totaled $2,905,000 in 1998 compared to $1,244,000 in 1997. The contract requires us to deliver an additional $2,028,000 in fiber optic disposables to support this program.

     Service revenues increased in 1998 due to the increasing installed base of the Company's excimer laser systems.

     Gross margins in 1998 increased to 54% from 49% in 1997. This improvement was due to a combination of improved manufacturing efficiencies for both our medical and industrial groups, price increases on our catheter products and increases in sales of our catheter products, which generate higher margins than equipment, service or our industrial products.

     Operating expenses grew 18% in 1998 to $18,269,000. Marketing and sales grew 29% to $9,984,000 in 1998. Of the $2,232,000 increase, $1,400,000 relates to investments we are making in additional field personnel to allow us to increase customer support. These additional employees have allowed us to introduce our lead extraction devices, which is a primary factor in growing our disposable revenue. Additional marketing costs of $500,000 related primarily to marketing materials and marketing agency fees associated with the launch of the lead removal products, combined with increased convention cost resulting for attending more conventions as compared to last year. The remaining $300,000 increase relates to increased staffing and marketing activities at Polymicro. General and administrative expenses increased by 3% to $4,584,000. Research and development increased by 29% to $2,899,000. Research and development expenses reflect our efforts to improve our catheter designs and to develop additional applications for the excimer laser. Approximately 75% of the increase is staffing, materials and outside consulting costs associated with the medical business. The remaining increase relates to similar costs for our industrial group, Polymicro.

     Other income is primarily interest income on cash and investments. Interest income is down due to lower cash balances and lower yields from short term investments. Other expense includes interest expense, which increased in 1998 due to interest charges on our loan from Silicon Valley Bank.

     Net loss for 1998 has been reduced by 29% to $3,275,000 from $4,620,000 in 1997. Net loss decreased due to a 52% reduction in loss from our United States medical unit and a 281% increase in net income from our industrial group, Polymicro Technologies, Inc. These improvements were offset by an increase in net loss of 78% from our European medical unit.

Medical - United States

     Revenue from our medical business in the United States increased to $16,191,000, up 48% from 1997. These increases were generated from sales of lead extraction devices, up 98%, angioplasty catheters, up 41%, service revenues, up 44%, and sales of laser systems to United States Surgical Corporation, up 134%.

     Net loss from this unit decreased 52% from 1997. While revenues increased 48%, operating expense growth increased 23%. Most of the operating expense growth was in the area of marketing and sales.

Medical - Europe

     Revenue from our medical business in Europe decreased 37% from 1997. Declines in our equipment and disposable product lines were 56% and 35%, respectively. This was offset by a 38% increase in service revenues. Sales in Germany accounted for 64% of the reduced revenues. Early in 1998, we notified our German distributor that we were not going to renew our distribution agreement with them. Revenues from Germany had already begun to fall, and without our commitment to continue our distribution agreement, sales through our distributor continued to decline. In late 1998, we initiated efforts to implement a direct sales effort in Germany. Effective January 1, 1999, we are selling directly in Germany in an effort to reestablish our presence in Germany.

     Lead extraction catheters have had limited success in Europe, providing only limited revenues. With the establishment of direct selling capability, we will initiate a selling strategy for lead extraction devices that will be similar to the strategy we utilize in the United States.

     Net loss from European operations increased 78%. This increase in net loss is attributed to reduced sales from Germany and a 27% reduction in revenue from other parts of Europe, along with a 9% increase in operating expenses associated with establishing our own direct sales capability.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expense accounts are translated to United States dollars in the consolidated statements of operations using weighed average exchange rates during the year. Fluctuation in the Dutch guilder currency rate during the year ended December 31, 1998 as compared to December 31, 1997 caused a decrease in revenues and operating expenses of less than 1% of consolidated revenues and operating expenses, respectively.

Industrial - Polymicro Technologies, Inc.

     Polymicro revenues were up 28% to $9,219,000, due to sales of precision silica glass capillary tubing and assemblies into new capillary electrophoresis applications such as DNA sequencing and increased sales to existing gas chromatography customers.

     Operating  expense  for  Polymicro  increased  13%  to  $3,469,000.   These
increases reflect staffing increases in our engineering group to support customer needs and to develop additional configurations of our products. We have also added sales personnel in an effort to broaden our customer base.

     Polymicro's net income increased 281% to $861,000. This improvement was due to higher revenues and the efficiencies achieved from operations.

     We recently announced that we are contemplating strategic alternatives for Polymicro, which could include the sale of Polymicro. We anticipate that we would use any capital raised from such a transaction to accelerate developmental programs for our core medical business. However, at this time we have not received an offer to purchase Polymicro, nor have we made a firm decision to sell Polymicro. We have not set a fixed time frame for a decision. We may decide not to sell Polymicro or we may fail to obtain offers to purchase Polymicro at a price we deem satisfactory.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenue  in 1997  grew  to  $21,878,000,  up  $1,199,000  or 6% over  1996.
Increased revenues include a 5% increase in catheter sales, 2% increase in revenues from Polymicro and sales of laser systems to United States Surgical Corporation to support the development of the excimer laser for transmyocardial revascularization.

     Increased   disposable   revenue  came  from  lead   removal,   our  newest
application, which was up 160% over 1996 levels. A 23% decline in disposable revenue from Europe offset these gains.

     We sold our products to United States Surgical Corporation in accordance with our supply agreement to provide lasers and fiber optic probes for their transmyocardial revascularization project. Equipment revenues from United States Surgical Corporation totaled $1,244,000 in 1997 compared to $610,000 in 1996.

     Gross margin was 49% in 1997 compared to 50% in 1996.

     Operating expenses grew 29% to $15,417,000. Marketing and sales grew 32% to $7,752,000 in 1997. This increase is attributable primarily to increased staffing costs of $700,000, combined with $900,000 of increased marketing activities associated with conventions, workshops and marketing materials. General and administrative expenses increased by 38% to $4,446,000. This increase was due primarily to increased staffing costs incurred as we built the infrastructure necessary to support investor relations, finance and administrative activities. Research and development increased by 33% to $2,243,000. Research and development expenses reflect incremental costs associated with the retrospective clinical study of the use of the excimer laser in restenosed stents and the European clinical study of the use of excimer lasers in crossing chronic total occlusions. There were also increases in staffing to support the development of additional applications for the excimer laser.

     Other income is primarily interest income on cash and investments. The decrease in other income of $187,000 is due primarily to a write-off in 1996 of a liability accrued in connection with the merger with Advanced Interventional Systems, Inc. No such adjustments were recorded in 1997. Interest income decreased in 1997 compared to 1996 due to lower cash and securities balances.

     Net loss for 1997 increased by 238% to $4,620,000  from $1,367,000 in 1996.
Net loss was impacted by a 127% increase in loss from our United States medical unit, a 271% increase in loss from our European medical unit and a 57% reduction of Polymicro Technologies, Inc. net income.

Medical - United States

     Revenues from our medical business in the United States increased 20% in 1997. This increase resulted from a 159% increase in sales of lead extraction devices and sales of laser systems to United States Surgical Corporation.

     Net loss from this unit increased by 127% from 1996. This growth is attributed to growth in sales and marketing expenses as well as general and administrative expenses as previously discussed.

Medical - Europe

     Revenues from our medical business in Europe decreased 18% from 1996, primarily due to decreased unit volumes of disposable catheters.

     Net loss from European operations increased 271%. This increase in net loss is attributed to reduced sales from Germany and a 12% reduction in revenues from other parts of Europe along with increased expenses in Europe.

     All revenue and expense accounts are translated to U.S. dollars in the consolidated statements of operations using weighted average rates during the year. Fluctuations in the Dutch guilder currency rate during the year ended December 31, 1997 as compared to the year ended December 31, 1996 caused a decrease in revenues and operating expenses equal to 3% and 4% respectively, of consolidated revenues and operating expenses.

Industrial - Polymicro Technologies, Inc.

     Polymicro revenues were up 2% in 1997 to $7,182,000.

     Operating expense for Polymicro increased 7% in 1997 to $3,077,000. This increase reflects an increase in our engineering expenses to support customer needs and to develop variations to our products.

     Polymicro's net income decreased 57% to $226,000 in 1997. This decline reflects our effort to increase the growth opportunities for Polymicro.

Income Taxes

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $87,600,000 which are available to offset future federal taxable income, if any, and expire at varying dates through 2018. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986.

     The Company also has research and development tax credit carryforwards at December 31, 1998 for federal income tax purposes of approximately $3,300,000 which are available to reduce future federal income taxes, if any, and expire at varying dates through 2018. The annual use of portions of the research and development credit carryforwards is also limited under Section 382.

Liquidity and Capital Resources

     As of December 31, 1998, we had cash and cash equivalents of $4,158,000 compared to $8,590,000 at December 31, 1997.

     Cash used in operations totaled $3,967,0000, primarily due to the following: (1) $2,809,000 related to the net decrease in deferred revenue. This relates primarily to amortization of deferred revenue recorded in 1997 associated with the agreement with United States Surgical Corporation whereby $6,339,000 was paid in advance in 1997 and amounts were amortized to revenue as products were shipped in 1998, (2) $1,486,000 related to increased inventories, and (3) $616,000 related to increased receivables balances. These uses of cash were offset by cash provided by growth in accounts payable and accrued liabilities of $1,829,000 related to increased operating expenses and inventory levels in 1998. The table below describes the growth in receivables and inventory in relative terms, through the calculation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily sales from the fourth quarter. Inventory turns is calculated by dividing annualized cost of sales for the fourth quarter by ending inventory.

                    -----------------------------------------
                                                1998     1997
                                                ----     ----
                    Days Sales Outstanding        62      62
                    Inventory Turns              5.2     5.1
                    -----------------------------------------

     Receivables considered to be overdue were not material as of December 31, 1998 or 1997.

     Cash used in investing activities was due to capital expenditures totaling $1,543,000 in 1998 compared to $767,000 in 1997. We upgraded computer systems and phone systems in 1998 at our headquarters and at Polymicro, which accounted for approximately two thirds of the total capital expenditure. The remainder relates primarily to manufacturing equipment purchased in 1998.

     Net cash provided by financing activities was $1,082,000 consisting of $420,000 from the sales of common stock associated with stock option exercises and $1,230,000 from borrowings, offset by $568,000 from principal payments on debt and capital lease obligations. The borrowing consisted of a $900,000 draw on our credit line collateralized by equipment and a $330,000 loan to Spectranetics International B.V. secured by equipment held for rental or loan. A $3,000,000 revolving credit line, which had not been drawn upon, expired in December 1998.

     We completed a private placement of common stock in February 1999, which provided approximately $6,818,000 net of estimated expenses.

     At December 31, 1998, 1997, and 1996, we placed a number of systems on rental, loan and fee per procedure programs. A total of $2,350,000, $1,441,000, and $1,473,000 were recorded as equipment held for rental or loan for the years ended December 31, 1998, 1997, and 1996, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our presence in major cardiac centers.

     We currently use three placement programs:

     (1) Rental programs - Straight rental program with terms varying from 6 months to 3 years. Rental revenues in the amount of $3,000 to $5,000 are invoiced on a monthly basis and revenue is recognized upon invoicing. Catheter revenues are recognized when shipped and invoiced. The lasers are transferred from inventory to the equipment held for rental or loan account upon shipment of the laser to the customer. The laser is then depreciated over three to five years, depending on the type of laser. Depreciation on these lasers is included in cost of revenues. At the end of the rental term, if the customer elects to purchase the unit, revenue is recognized upon invoicing the customer after receiving a valid purchase order. Cost of sales equal to the net book value of the system is also recorded at this time.

     (2) Loan programs - The Company "loans" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the product and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the equipment held for rental or loan account upon shipment of the laser system. The laser systems are depreciated over a three to five year period and expensed to cost of revenues.

     (3) Fee for procedure - This program is similar to the rental program except that revenues are derived from a premium attached to the sale of each single use laser catheter. Revenue equal to the premium charged above list price for each catheter sold is recognized as rental revenues. This rental income is immaterial to the financial statements, representing less than 1% of consolidated revenue. All other accounting treatment is consistent with that noted above in the "rental programs".

     We recently announced that we are contemplating strategic alternatives for Polymicro, which could include the sale of Polymicro. We anticipate that we would use any capital raised from such a transaction to accelerate developmental programs for our core medical business. However, at this time we have not received an offer to purchase Polymicro, nor have we made a firm decision to sell Polymicro. We have not set a fixed time frame for a decision. We may decide not to sell Polymicro or we may fail to obtain offers to purchase Polymicro at a price we deem satisfactory.

     We believe our liquidity and capitalization as of December 31, 1998, combined with the proceeds from the private placement of common stock completed in February 1999, are sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels will be necessary to sustain our business over the long-term.

CONVERSION TO THE EURO

     On January 1, 1999, eleven countries in Europe adopted a common currency, the "euro," and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002 and goods and services may be paid for using either the euro or the former currency until that time.

     Spectranetics International, B.V., currently intends to continue using the Dutch guilder as its functional currency until its fiscal year beginning January 1, 2002.

     Due to the size of the Spectranetics International, B.V. operations in relation to the consolidated results, the conversion to the Euro is not expected to have a material adverse effect on the consolidated financial results of operations.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters beginning after June 15, 1999. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.

YEAR 2000

     The year 2000 ("Y2K") issue arose because many computer programs existing today utilize only two characters to recognize a year. Therefore, when the year 2000 arrives, these programs may not properly recognize a year beginning with "20" instead of "19". The Y2K issue may result in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment as the year 2000 is approached and reached.

State of Readiness

     We have divided our Y2K exposure into three major areas:

     o    internal systems;

     o    products; and

     o    potential Y2K problems associated with outside vendors.

     Because we believe that our primary Y2K issues could arise in the area of internal systems, we have focused on this area and have almost completed this phase of our Y2K project. New computer systems, which are designed to be Y2K compliant, were installed and implemented during the first half of 1998 at our facilities in Colorado Springs, Colorado and Phoenix, Arizona. We are currently evaluating our computer systems at our European subsidiary, Spectranetics International B.V., for Y2K compliance. These computer systems are the foundation for our business operations and include, but are not limited to, business functions such as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable, and general ledger. We are also in the process of reviewing other equipment that contains date-sensitive information. We have implemented a Y2K compliant phone system at our headquarters and are reviewing other equipment for potential Y2K issues. We expect to complete our review of internal systems by June 30, 1999 and do not expect a material adverse effect on our operations as a result of this review.

     We  have   reviewed  our  products  and   determined   that  there  are  no
date-sensitive fields contained in any of the software within our products; therefore, we do not believe that our products will be affected by Y2K issues.

     We are in the process of identifying any risks associated with the Y2K problem as it relates to outside vendors with systems that interface with our systems. We expect to complete this review by June 30, 1999. Based on a preliminary review of the Y2K impact associated with outside vendors, we do not expect this issue to have a material adverse effect on our operations. However, since third party year 2000 compliance is not within our control, we cannot assure that Y2K issues affecting the systems of other companies on which our systems rely will not have a material adverse effect on our operations.

Costs to Address the Y2K Issue

     Costs to address the Y2K issue include hardware, software, and implementation costs paid to outside consultants. These costs totaled $999,000 in 1998 and were capitalized and will be depreciated over a three to five year period. The costs were financed primarily through financing activities, which include capital leases and a draw on our line of credit. Depreciation costs for the twelve months ended December 31, 1998 and December 31, 1997 totaled $181,000 and $2,000, respectively. Interest costs associated with the capital leases used to finance hardware and software totaled $16,000 and $7,000, respectively, for twelve months ended December 31, 1998 and December 31, 1997. We do not expect to incur material future costs associated with the Y2K issue as it relates to internal systems. Other expenses, which include non-capitalized equipment and consulting costs, were $10,000 and $52,000, respectively, for the twelve months ended December 31, 1998 and December 31, 1997.

Risks Presented By The Year 2000 Issue

     To date, we have not identified any Y2K issues that we believe could materially adversely affect us or for which a suitable solution cannot be implemented. However, as the review of our internal systems and interfaces with outside vendors progresses, it is possible that Y2K issues may be identified that could result in a material adverse effect on our operations. For more information, see "Risk Factors - Year 2000 Issues Could Hurt Our Business."

Contingency Plans

     Although we have not prepared a formal  contingency plan to date, we intend
to  continue  to  assess  our  Y2K  risks  and  develop   contingency  plans  as
appropriate.

RISK FACTORS

     We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At December 31, 1998, we had accumulated $72.8 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

     Limited Cash on Hand, Additional Financing May Be Needed and We May Not Be Able to Obtain It. We believe that our existing cash, cash from operations and the proceeds from our private placement to the selling stockholders should be sufficient to support our plans through at least the next 24 months. However, we may need to raise additional cash prior to that time. We may be unable to obtain additional financing, if needed, on satisfactory terms or at all. If financing is not available on acceptable terms, we may be unable to make capital expenditures, compete effectively or withstand the effects of adverse market and economic conditions. Cash flow from operating activities may not be sufficient to sustain our long-term operations unless we are able to increase sales and control expenses. If we finance future operations through additional issuances of equity securities, you may suffer dilution and the price of the common stock may fall.

     Our Small Sales and Marketing Team May be Unable to Compete with our Larger Competitors or Reach All Potential Customers. Many of our competitors have larger sales and marketing operations than ours. This allows those competitors to spend more time with customers, which gives them a significant advantage over our team in making sales.

     Our European Operations Have Not Been Successful and Our Recently Established Direct Sales Force in Europe May Not Be Successful. In January 1999, we established a direct sales force for our principal European markets. We may be unable to develop an effective European sales force, and our sales and marketing efforts in Europe could be unsuccessful.

     We  Are  Exposed  to the  Problems  that  Come  from  Having  International
Operations. For the year ended December 31, 1998, our revenues from international operations represented 14% of consolidated revenues. Of these revenues, 31% were derived from sales in Germany. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

     Our Products are Still New and May Not Be Accepted in Their Markets. Excimer laser technology is a relatively new procedure that competes with more established therapies for restoring circulation to clogged or obstructed arteries. Market acceptance of the excimer laser system depends on our ability to provide adequate clinical and economic data that shows the clinical efficacy of and patient need for excimer laser angioplasty and lead removal.

     We May Be Unable to Compete Successfully in our Highly Competitive Industry in Which Many Other Competitors are Bigger Companies. Our primary competitors are manufacturers of products used in competing therapies, such as:

     o balloon angioplasty, which uses a balloon to push obstructions out of the way;

     o    stent implantation;

     o    open chest bypass surgery; and

     o    atherectomy, a mechanical method for removing arterial blockages.

     We also compete with companies that develop lead extraction devices or removal methods, such as mechanical sheaths. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. We expect competition to intensify.

     We believe that the primary competitive factors in the interventional cardiovascular market are:

     o    the ability to treat a variety of lesions safely and effectively;

     o    the impact of managed care practices and procedure costs;

     o    ease of use;

     o    size and effectiveness of sales forces; and

     o    research and development capabilities.

     SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), Bard and Schneider (a subsidiary of Pfizer Inc.) are the leading balloon angioplasty manufacturers. SCIMED, Cordis, Advanced Cardiovascular Systems and Medtronic, Inc. are the leading stent providers in the United States. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation).

     Failure of Third Parties to Reimburse Medical Providers for our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payors such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. In some circumstances, the amount reimbursed to hospitals for procedures involving our products may not be adequate to cover a hospital's costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued cost containment measures could hurt our business in the future.

     In addition, the FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser angioplasty in most of the procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. While all approved procedures using the excimer laser system are reimbursable, some third-party payors attempt to deny reimbursement for procedures they believe are duplicative, such as adjunctive balloon angioplasty performed together with laser angioplasty. Third-party payors may also attempt to deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not purchase our excimer laser systems in the future.

     Regulatory Compliance is Very Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We may be unable to obtain future regulatory approval in a timely manner or at all if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the lower leg has taken longer than we anticipated, due to requests for additional clinical data and changes in regulatory requirements.

     Failures in Clinical Trials May Hurt Our Business and Our Stock Price. All of Spectranetics' potential products are subject to extensive regulation and will require approval from the Food and Drug Administration and other regulatory agencies prior to commercial sale. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the medical device industry have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials.

     The development of safe and effective products is highly uncertain and subject to numerous risks. The product development process may take several years, depending on the type, complexity, novelty and intended use of the product. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may:

     o    be found ineffective;

     o take longer to progress through clinical trials than had been anticipated; or

     o    require additional clinical data and testing.

     In particular, our Prima(R) laser guidewire, which allows excimer laser energy to assist in crossing totally blocked arteries, has not been as effective as we expected. Also, during the course of review of the Prima guidewire by the FDA, alternative technologies have surfaced which may limit market acceptance of the Prima guidewire. We cannot guarantee that the clinical trials relating to any of our products will be successful.

     We Have Important Sole Source Suppliers and May Be Unable to Replace Them if They Stop Supplying Us. We purchase certain components of our CVX-300 laser unit from several sole source suppliers. We do not have guaranteed commitments from these suppliers and order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so.

     Potential Product Liability Claims and Insufficient Insurance Coverage May Hurt Our Business and Stock Price. We are subject to risk of product liability claims. We maintain product liability insurance with coverage and aggregate maximum amounts of $5 million. The coverage limits of our insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future.

     Technological Change May Result in Our Products Being Obsolete. We derive approximately two-thirds of our revenues from the sale or lease of the CVX-300 laser unit and the sale of disposable devices. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

     Our Patents and Proprietary Rights May be Proved Invalid so Competitors Can Copy Our Products; We May Infringe Other Companies' Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminate our licenses to use patented technology.

     We are aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted us and requested that we enter into license agreements for the underlying technology. We cannot guarantee you that a patent holder will not file a lawsuit against us and may prevail. If we decide that we need to license this technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

     Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products.

     Protections Against Unsolicited Takeovers in Our Rights Plan, Charter and Bylaws May Reduce or Eliminate our Stockholders' Ability to Resell Their Shares at a Premium Over Market Price. We have a stockholder rights plan that may prevent an unsolicited change of control of Spectranetics. The rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. Under the rights plan, rights to purchase preferred stock in certain circumstances have been issued to holders of outstanding shares of common stock, and rights will be issued in the future for any newly issued common stock. Holders of the preferred stock are entitled to certain dividend, voting and liquidation rights that could make it more difficult for a third party to acquire Spectranetics.

     Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and amendments of the bylaws that could have the effect of delaying, deferring or preventing an unsolicited change in the control of Spectranetics. Our Board of Directors are elected for staggered three-year terms, which prevents stockholders from electing all directors at each annual meeting and may have the effect of delaying or deferring a change in control.

     Potential Volatility of Stock Price. The market price of our common stock, similar to other health care companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

     o    fluctuations in operating results;

     o    announcements  of   technological   innovations  or  new  products  by
          Spectranetics or our competitors;

     o    governmental regulation;

     o    developments with respect to patents or proprietary rights;

     o    public  concern   regarding  the  safety  of  products   developed  by
          Spectranetics or others;

     o    general market conditions; and

     o financing future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

     Year 2000 Issues Could Hurt Our Business. We installed and implemented new computer systems at our Colorado and Arizona facilities in the first half of 1998. Although our new software is designed to be year 2000 compliant, we cannot assure that this software contains all necessary data code changes. We are currently evaluating our other computer systems for year 2000 compliance. Although we expect all of our critical systems to be year 2000 compliant by June 30, 1999, there is a risk that some or all of our systems will not be year 2000 compliant by 2000.

     Upon review of our product offerings, we have determined that the software within our products does not contain date-sensitive fields. As a result, we do not believe that our products will be affected by year 2000 issues. We cannot assure, however, that all of our products are year 2000 compliant.

     We are in the process of obtaining information from outside vendors regarding systems that interface with our systems. Based on currently available information, we do not believe that year 2000 issues relating to these systems will adversely affect our business. However, since third party year 2000 compliance is not within our control, we cannot assure that any year 2000 issues affecting our outside vendors will not adversely affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. The Company does not use financial instruments to manage changes in commodity prices and does not hold or issue financial instruments for trading purposes. Our debt consists of obligations with a fixed interest rate ranging from 5.75% to 6.51% as well as an obligation with a variable interest rate equal to the prime rate plus 1%. An increase or decrease in the prime rate of 1% would cause interest expense to increase or decrease by approximately $16,000 over a twelve month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" of the registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Principal Security Holders" of the registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" of the registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior April 30, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)  Documents Filed as a Part of The Report

          (1)  Financial Statements

          (2) The financial statements listed in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditor's Report are filed as part of this Report (see page F-1).

          (3)  Financial Statement Schedule

          The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report is filed as part of this Report (see page F-1).

          (4)  Exhibits

          The exhibits listed in the Index to Exhibits are filed as part of this Report (see page 58).

     (b)  Reports on Form 8-K

          Spectranetics Enters Into Agreements for $7.6 million in Private Placement of its Common Stock Filed on December 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 30th day of March, 1999.


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

       Signature                         Title                         Date
       ---------                         -----                         ----

                                President and Chief
/s/ Joseph A. Largey            Executive Officer, Director       March 30, 1999
---------------------------     (Principal Executive Officer)
Joseph A. Largey

                                Vice President, Finance
/s/ James P. McCluskey          (Principal Financial and          March 30, 1999
---------------------------     Accounting Officer)
James P. McCluskey

                                Director and Chairman of the
/s/ Emile J. Geisenheimer       Board of Directors                March 30, 1999
---------------------------
Emile J. Geisenheimer

/s/ Cornelius C. Bond, Jr.      Director                          March 30, 1999
---------------------------
Cornelius C. Bond, Jr.

/s/ Gary R. Bang                Director                          March 30, 1999
---------------------------
Gary R. Bang

/s/ James A. Lent               Director                          March 30, 1999
---------------------------
James A. Lent

/s/ Joseph M. Ruggio, MD        Director                          March 30, 1999
---------------------------
Joseph M. Ruggio, MD

/s/ John G. Schulte             Director                          March 30, 1999
---------------------------
John G. Schulte

                          THE SPECTRANETICS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Financial Statements:                                                                          Page
Independent Auditors' Report.......................................................................      F-2

Consolidated Balance Sheets, December 31, 1998 and 1997............................................      F-3

Consolidated Statements of Operations, Years Ended December 31, 1998, 1997, and 1996...............      F-4

Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1998, 1997,
     and 1996......................................................................................      F-5

Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997, and 1996...............      F-6

Notes to Consolidated Financial Statements.........................................................      F-7

Financial Statement Schedule:

Independent Auditors' Report on Financial Statement Schedule.......................................     F-25

Schedule II -- Valuation and Qualifying Accounts, Years Ended December 31, 1998, 1997, and 1996....     F-26


All other schedules are omitted because they are not applicable or because the required Information is included in the consolidated financial statements or the notes thereto.

                          Independent Auditors' Report


The Board of Directors and Shareholders
The Spectranetics Corporation:

We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                             KPMG LLP



Denver, Colorado
January 29, 1999, except as to
    Note 14, which is as of February 25, 1999

                   THE SPECTRANETICS CORPORATION
                          AND SUBSIDIARIES

                    Consolidated Balance Sheets
                (In thousands, except share amounts)

                     December 31, 1998 and 1997


                          Assets (Note 7)                      1998        1997
                                                             --------    --------
Current assets:
  Cash and cash equivalents                                  $  4,158       6,532
  Securities, available for sale, at market value (note 2)         --       2,058
  Trade accounts receivable, less allowance for doubtful
    accounts of $247 and $232                                   5,182       4,505
  Inventories (note 3)                                          2,610       2,315
  Prepaid expenses and other                                      361         295
                                                             --------    --------
    Total current assets                                       12,311      15,705
Equipment and leasehold improvements, at cost:
  Manufacturing equipment and computers                         7,481       6,513
  Leasehold improvements                                        2,662       2,535
  Equipment held for rental or loan                             2,350       1,441
  Furniture and fixtures                                          319         291
                                                             --------    --------
                                                               12,812      10,780
  Less accumulated depreciation and amortization               (7,489)     (6,874)
                                                             --------    --------
    Net equipment and leasehold improvements                    5,323       3,906
Goodwill and other intangible assets, net (note 4)              4,110       5,140
Other assets                                                      495         574
                                                             --------    --------
    Total assets                                             $ 22,239      25,325
                                                             ========    ========
                Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                           $  1,459         995
  Accrued liabilities (note 5)                                  3,966       2,580
  Deferred revenue (note 6)                                     1,278       4,081
  Current portion of long-term debt (note 7)                      950         299
  Current portion of capital lease obligations (note 9)           122         163
                                                             --------    --------
    Total current liabilities                                   7,775       8,118
Deferred revenue and other liabilities (note 6)                 1,757       1,757
Long-term debt, net of current portion (note 7)                 1,346       1,246
Capital lease obligations, net of current portion (note 9)         93         141
                                                             --------    --------
    Total liabilities                                          10,971      11,262
Shareholders' equity (note 8):
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued                                            --          --
  Common stock, $.001 par value.  Authorized 60,000,000
    shares;  issued and outstanding 19,110,825 shares in 1998
    and 18,734,142 shares in 1997                                  19          19
  Additional paid-in capital                                    84,131     83,711
  Accumulated other comprehensive loss                            (92)       (152)
  Accumulated deficit                                         (72,790)    (69,515)
                                                             --------    --------
    Total shareholders' equity                                 11,268      14,063
Commitments and contingencies (notes 9 and 13)
                                                             --------    --------
    Total liabilities and stockholders' equity               $ 22,239      25,325
                                                             ========    ========

See accompanying notes to consolidated financial statements.

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
               (In thousands, except share and per share amounts)

                  Years ended December 31, 1998, 1997 and 1996


                                             1998            1997            1996
                                         ------------    ------------    ------------
Revenue                                  $     27,784          21,878          20,679
Cost of revenue                                12,872          11,263          10,418
                                         ------------    ------------    ------------
    Gross margin                               14,912          10,615          10,261
                                         ------------    ------------    ------------

Operating expenses:
  Marketing and sales                           9,984           7,752           5,873
  General and administrative                    4,584           4,446           3,220
  Research and development                      2,899           2,243           1,684
  Amortization of intangibles                     802             976           1,220
                                         ------------    ------------    ------------
    Total operating expenses                   18,269          15,417          11,997
                                         ------------    ------------    ------------
    Operating loss                             (3,357)         (4,802)         (1,736)
Other income (expense):
  Interest income                                 213             278             315
  Interest expense                               (190)            (44)            (44)
  Other, net                                       59             (52)             98
                                         ------------    ------------    ------------
                                                   82             182             369
                                         ------------    ------------    ------------
    Net loss                             $     (3,275)         (4,620)         (1,367)
                                         ============    ============    ============
Other comprehensive income (loss):
  Foreign currency translation                     60            (136)           (134)
                                         ------------    ------------    ------------
  Comprehensive loss                     $     (3,215)         (4,756)         (1,501)
                                         ============    ============    ============
Net loss per share - basic and diluted   $      (0.17)          (0.25)          (0.07)
                                         ============    ============    ============
Weighted average common shares
  outstanding - basic and diluted          19,018,147      18,653,939      18,430,276
                                         ============    ============    ============

See accompanying notes to consolidated financial statements.

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                      (In thousands, except share amounts)

                  Years ended December 31, 1998, 1997 and 1996


                                                                                        Other
                                                                      Additional    comprehensive                         Total
                                                                        paid-in         income         Accumulated    shareholders'
                                          Shares        Amount          capital         (loss)           deficit         equity
                                        ----------    ----------      ----------    -------------      -----------    -------------
Balances at December 31, 1995           18,356,764    $       18          83,139             118          (63,528)         19,747
Exercise of stock options                  147,852             1             206              --               --             207
Shares purchased under employee
  stock purchase plan                       27,251            --              57              --               --              57
Foreign currency translation
  adjustment                                    --            --              --            (134)              --            (134)
Net loss                                        --            --              --              --           (1,367)         (1,367)
                                        ----------    ----------      ----------      ----------       ----------      ----------
Balances at December 31, 1996           18,531,867            19          83,402             (16)         (64,895)         18,510
Exercise of stock options                  179,384            --             239              --               --             239
Shares purchased under employee
  stock purchase plan                       22,891            --              70              --               --              70
Foreign currency translation
  adjustment                                    --            --              --            (136)              --            (136)
Net loss                                        --            --              --              --           (4,620)         (4,620)
                                        ----------    ----------      ----------      ----------       ----------      ----------
Balances at December 31, 1997           18,734,142            19          83,711            (152)         (69,515)         14,063
Exercise of stock options                  343,981            --             334              --               --             334
Shares purchased under employee
  stock purchase plan                       32,702            --              86              --               --              86
Foreign currency translation
  adjustment                                    --            --              --              60               --              60
Net loss                                        --            --              --              --           (3,275)         (3,275)
                                        ----------    ----------      ----------      ----------       ----------      ----------
Balances at December 31, 1998           19,110,825    $       19          84,131             (92)         (72,790)         11,268
                                        ==========    ==========      ==========      ==========       ==========      ==========


See accompanying notes to consolidated financial statements.

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                  Years ended December 31, 1998, 1997 and 1996

                                                               1998       1997       1996
                                                             -------    -------    -------
Cash flows from operating activities:
  Net loss                                                   $(3,275)    (4,620)    (1,367)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                            2,354      2,285      2,728
      Changes in operating assets and liabilities:
        Trade accounts receivable, net                          (616)    (1,029)      (880)
        Inventories                                           (1,486)    (1,045)      (124)
        Prepaid expenses and other                               (64)        85        611
        Other assets                                             100        (80)        34
        Accounts payable and accrued liabilities               1,829        330       (390)
        Deferred revenue                                      (2,809)     5,256        (86)
                                                             -------    -------    -------
          Net cash provided (used) by operating activities    (3,967)     1,182        526
                                                             -------    -------    -------
Cash flows from investing activities:
  Capital expenditures                                        (1,543)      (767)      (458)
  Sale (purchases) of securities available for sale, net       2,058      2,232       (358)
                                                             -------    -------    -------
        Net cash provided (used) by investing activities         515      1,465       (816)
                                                             -------    -------    -------
Cash flows from financing activities:
  Proceeds from sale of common stock                             420        309        264
  Proceeds from borrowings                                     1,230      1,100         --
  Principal payments on long-term debt and
    capital leases obligations                                  (568)      (315)      (179)
                                                             -------    -------    -------
        Net cash provided by financing activities              1,082      1,094         85
                                                             -------    -------    -------
Effect of exchange rate changes on cash                           (4)       (69)       (50)
                                                             -------    -------    -------
        Net increase (decrease) in cash
         and cash equivalents                                 (2,374)     3,672       (255)
Cash and cash equivalents at beginning of year                 6,532      2,860      3,115
                                                             -------    -------    -------
Cash and cash equivalents at end of year                     $ 4,158      6,532      2,860
                                                             =======    =======    =======
Supplemental disclosures of cash flow
  information - cash paid during the year for interest       $   180         47         46
                                                             =======    =======    =======
Supplemental disclosure of noncash investing
  and financing activities:
  Net transfer from inventory to equipment
  held for rental or loan                                    $ 1,220        424        382
                                                             =======    =======    =======
  Equipment acquired through capital leases                  $    --        376         --
                                                             =======    =======    =======


See accompanying notes to consolidated financial statements.

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(1)  Summary of Significant Accounting Policies

     (a)  Organization, Nature of Business and Basis of Presentation

          The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly owned subsidiaries (collectively the "Company"), including Spectranetics International B.V. and Polymicro Technologies, Inc. ("Polymicro"). All intercompany balances and transactions have been eliminated in consolidation. The Company designs, manufactures and markets laser interventional cardiology products for the medical industry and drawn silica glass products primarily for the medical device and gas chromatography and separations markets.

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

     (b)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $3,235,000 and $1,276,000 at December 31, 1998 and 1997, respectively, consist primarily of certificates of deposit, government-backed securities, money market accounts, commercial paper and repurchase agreements stated at cost, which approximates market. Restricted cash totaled $209,000 and $110,000 at December 31, 1998 and 1997, respectively.

     (c)  Securities

          Securities at December 31, 1997, consisted of U.S. Treasury notes and mortgage-backed securities, and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's debt securities were classified as available for sale securities, as they were available to support current operations or for other investment opportunities. Securities available for sale were recorded at market value, which approximates amortized cost, and had maturities of one year or less.



                                      F-7                            (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     (d)  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (e)  Equipment and Leasehold Improvements

          Equipment and leasehold improvements are recorded at cost. Equipment owned under capital leases is recorded at the present value of minimum lease payments at the inception of the lease.

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 3 to 7 years for manufacturing equipment and computers and furniture and fixtures. Equipment held for rental or loan is being depreciated using the straight-line method over 2 to 5 years. Equipment owned under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     (f)  Goodwill and Other Intangible Assets

          Goodwill and other intangible assets are being amortized using the straight-line method over periods ranging from 3 to 10 years.

     (g)  Long-Lived Assets

          The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). Under SFAS 121, the carrying value of goodwill and other long-lived assets is reviewed annually for impairment. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses, or a forecasted inability to achieve at least break-even operating results over an extended period. The Company evaluates the recoverability of goodwill and other long-lived assets based upon undiscounted cash flow projections. Should an impairment in value be indicated, the carrying value of the asset is adjusted to its estimated fair value. No adjustments for impairment of assets were recorded during 1998 or 1997.

     (h)  Financial Instruments

          At December 31, 1998 and 1997, the carrying value of financial instruments approximates the fair market value of the instruments based on terms and related interest rates.


                                      F-8                            (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     (i)  Revenue Recognition

          Revenue from the sale of the Company's products is recognized when the products are shipped to the customer. Revenue from product maintenance contracts and equipment rentals are deferred and recognized ratably over the contract period. Revenue associated with license and supply agreements is deferred and recognized upon shipment of products to the customer.

     (j)  Warranties

          The Company provides for the cost of estimated future warranty repairs when the products are shipped to the customer.

     (k)  Stock-Based Compensation Plan

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

     (l)  Research and Development

          Research and development costs are expensed as incurred.

     (m)  Loss Per Share

          The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the years ended at December 31, 1998, 1997 and 1996, as all potential common stock instruments were anti-dilutive.


                                      F-9                            (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     (n)  Foreign Currency Translation

          The Company's primary functional currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are consummated in currencies other than the U.S. dollar. Gains and losses from these transactions are included in the consolidated statements of operations as they occur.

          Spectranetics International B.V. uses its local currency (Dutch guilder) as its functional currency. Accordingly, net assets are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year.
          Adjustments resulting from these translations are reflected in shareholders' equity as other comprehensive income (loss).

     (o)  Income Taxes

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

(2)  Securities

     The Company invests only in high quality, short-term investments, which are classified as available-for-sale and recorded at market value. At December 31, 1997, market value approximated amortized cost.

     Securities as of December 31, 1997 are comprised of the following (in thousands):

                                                    Market value and
                                                     amortized cost
                                                    ----------------
                                                          1997
                                                    ----------------

          U.S. Treasury and Agency Securities            $1,510
          Certificates of Deposit                           548
                                                    ----------------
                   Total                                 $2,058
                                                    ================


                                      F-10                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(3)  Inventories

     Inventories consist of the following as of December 31:

                                                        1998               1997
                                                       ------             ------
                                                             (In thousands)

     Raw materials                                     $  693                755
     Work in process                                      575                882
     Finished goods                                     1,342                678
                                                       ------             ------

                                                       $2,610              2,315
                                                       ======             ======

(4)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets and related amortization periods as of December 31 are as follows:

                                                                    Amortization
                                            1998           1997        period
                                          --------       --------   ------------
                                              (In thousands)

     Goodwill                             $  6,417          6,417      8 years
     Patents                                 2,488          2,488     10 years
     Customer list                             908            908      3 years
     Sales and clinical staffs                 346            346      3 years
                                          --------       --------

                                            10,159         10,159

     Less accumulated amortization          (6,049)        (5,019)
                                          --------       --------

                                          $  4,110          5,140
                                          ========       ========


                                      F-11                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(5)  Accrued Liabilities

     Accrued liabilities consist of the following as of December 31:

                                                            1998          1997
                                                           ------        ------
                                                               (In thousands)

     Accrued payroll and related expenses                  $1,498           932
     Accrued warranty expense                                 435           336
     Accrued royalty expense                                  384           181
     Other accrued expenses                                 1,649         1,131
                                                           ------        ------

                                                           $3,966         2,580
                                                           ======        ======

(6)  Deferred Revenue

     In 1997, the Company entered into a license agreement with United States Surgical Corporation (USSC), whereby USSC paid a license fee in addition to an advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. Revenue recognized related to the agreement during the year ended December 31, 1998 and 1997 totaled $3,067,000 and $1,244,000, respectively. Of the remaining balance of $2,028,000, $271,000 has been recorded as current and $1,757,000 as non-current on the balance sheet at December 31, 1998.

     Other deferred revenue-current in the amounts of $1,007,000 and $738,000 at December 31, 1998 and 1997, respectively, relates to payments in advance for various product maintenance contracts, whereby revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(7)  Debt

     During 1993, the Company issued a note payable in the amount of $1,050,000 to obtain certain patent rights. The note is for a ten-year period with annual payments of $105,000 due on May 1st. The note was non-interest bearing and was discounted to $827,000, using a discount rate of 5.75%. At December 31, 1998, the note had a remaining balance of $366,000.


                                      F-12                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     During 1997, the Company entered into a $5,000,000 loan and security agreement, consisting of a $2,000,000 credit line collaterialized by equipment (equipment line) and a $3,000,000 revolving credit line (revolving line) collateralized by inventory, receivables, and various other assets of the Company. The equipment and revolving lines bear interest, which is accrued monthly, at a rate equal to three quarters of a percent above the prime rate (8.5% at December 31, 1998), and have maturity dates of December 23, 2001 and December 23, 1998, respectively. At December 31, 1998, the equipment line had an outstanding balance of $1,600,000. As of December 31, 1998, the Company was in breach of certain covenants under this agreement for which the Company obtained a waiver from the lender. As a result of the private placement discussed in note 14, the Company expects to remain compliant with its covenants for fiscal 1999. The revolving line was not renewed in 1998 and, accordingly, no borrowings were outstanding at December 31, 1998.

     During 1998, the Company entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At December 31, 1998, the full amount of the loan was outstanding.

     Annual maturities of debt for each of the next five years are as follows (in thousands):

                        1999                $  950
                        2000                   942
                        2001                   160
                        2002                   169
                        2003                    75
                                            ------
                                            $2,296
                                            ======

(8)  Stock-based Compensation and Employee Benefit Plans

     At December 31, 1998 and 1997, the Company had two stock-based compensation plans which are described below.

     (a)  Stock Option Plans

          The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Board of Directors determines the option price and term. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options


                                      F-13                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


          granted through December 31, 1998 vest over one to five years and expire after six to ten years from the date of grant. Options granted to the Board of Directors vest immediately or over three years from date of grant. At December 31, 1998, there were 4,414,373 shares available for future issuance under the plans.

          The following is a summary of option activity during the three-year period ended December 31, 1998:

                                                     Shares     Weighted average
                                                  under option   exercise price
                                                  ------------  ----------------

     Options outstanding at December 31, 1995      1,658,415        $1.90
         Granted                                     575,450         4.73
         Exercised                                  (147,852)        1.42
         Canceled                                   (132,749)        2.52
                                                   ---------

     Options outstanding at December 31, 1996      1,953,264        $2.73
         Granted                                     874,500         3.39
         Exercised                                  (179,384)        1.34
         Canceled                                   (112,439)        3.58
                                                   ---------

     Options outstanding at December 31, 1997      2,535,941        $3.02
         Granted                                   1,125,385         2.98
         Exercised                                  (337,170)         .99
         Canceled                                   (109,573)        3.76
                                                   ---------

     Options outstanding at December 31, 1998      3,214,583        $3.19
                                                   =========

          At December 31, 1998, the weighted-average remaining contractual life of outstanding options was 7.9 years and 1,537,716 options were exercisable at a weighted-average exercise price of $3.13 per share.

          The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.52, $2.72 and $4.02 per share, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
          1998 - expected dividend yield of 0.0%, risk-free interest rate of 4.52%, expected volatility of 103%, and an expected life of 6.94 years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 5.58%, expected volatility of 109%, and an expected life of 4.96 years; 1996 - expected dividend yield of 0.0%; risk-free interest rate of 6.21%, expected volatility of 114%, and an expected life of 6.75 years.


                                      F-14                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


          The Black Scholes option valuation model was developed for the use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

                                           1998            1997           1996
                                          ------          ------         ------
          Net loss (in thousands):
             As reported               $  (3,275)         (4,620)        (1,367)
             Pro forma                    (4,985)         (6,370)        (2,497)

          Loss per share:
             As reported                    (.17)          (0.25)         (0.07)
             Pro forma                      (.26)          (0.34)         (0.14)

          Pro forma net loss reflects only options and stock purchase rights granted in 1995 and thereafter. Therefore, the full impact of calculating compensation cost for stock options and stock purchase rights under SFAS 123 is not reflected in the pro forma net loss amounts presented above because compensation is recognized over the option or purchase right vesting period and compensation cost for options and stock purchase rights granted prior to January 1, 1995 is not considered.

     (b)  Stock Purchase Plan

          In September 1992, the Company adopted an employee stock purchase plan which currently provides for the sale of up to 350,000 shares of common stock. The plan provides eligible employees of the Company the opportunity to acquire common stock of the Company in accordance with
          Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the


                                      F-15                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


          lower of the price at the beginning or the end of the six-month period. Shares issued under the plan totaled 32,702, 22,891 and 27,251 in 1998, 1997 and 1996, respectively.

          Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: 1998 expected dividend yield of 0.0%; risk-free interest rate of 4.35%, expected volatility of 81%, and an expected life of 6 months; 1997 - expected dividend yield of 0.0%; risk-free interest rate of 5.41%, expected volatility of 88%, and an expected life of 6 months; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.48%, expected volatility of 92%, and an expected life of 6 months. The weighted average fair value of purchase rights granted in 1998, 1997 and 1996 was $.89, $2.67, and $2.85, respectively.

     (c)  401(k) Plan

          The Company maintains a salary reduction savings plan under section 401(k) of the Internal Revenue Code which the Company administers for participating employees' contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company has made no contributions to the plan.

(9)  Leases

     The Company leases certain equipment under capital leases, and office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2000.

     Included in manufacturing equipment and computers are the following amounts relating to assets held under capital leases as of December 31 (in thousands):

                                                        1998           1997
                                                       -------        -------
          Manufacturing equipment and computers        $ 1,171          1,460
          Less accumulated amortization                   (820)          (992)
                                                       -------        -------

                                                       $   351            468
                                                       =======        =======

     Amortization   of  assets  held  under   capital   leases  is  included  in
     depreciation expense.


                                      F-16                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     The present value of future minimum capital lease payments, and future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

                                                            Capital    Operating
                                                             leases     leases
                                                            -------    ---------
                                                                (In thousands)
     Years ending December 31:
         1999                                                $ 139         602
         2000                                                   57         581
         2001                                                   19         269
         2002                                                   16           3
         Thereafter                                              3          --
                                                             -----       -----

            Total minimum lease payments                       234       1,455
                                                                         =====
     Less amounts representing interest                        (19)
                                                             -----

            Present value of net minimum lease payments        215

     Less current portion of capital lease obligations        (122)
                                                             -----

            Capital lease obligations, noncurrent            $  93
                                                             =====

     Rent  expense  under  operating  leases  totaled  approximately   $692,000,
     $712,000 and $591,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(10) Income Taxes

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $87.6 million which are available to offset future federal taxable income, if any, and expire at varying dates through 2018. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986.

     The Company also has research and development tax credit carryforwards at December 31, 1998 for federal income tax purposes of approximately $3.3 million which are available to reduce future federal income taxes, if any, and expire at varying dates through 2018. The annual use of portions of the research and development credit carryforwards is also limited under Section 382.


                                      F-17                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                 1998        1997
                                                               --------    --------
                                                                   (In thousands)
Deferred tax assets:
    Net operating loss carryforwards - U.S.                    $ 32,503      32,420
    Foreign net operating loss carryforward                       5,740       4,576
    Research and development tax credit and other
       carryforwards                                              3,312       3,246
    Royalty reserve, due to accrual for financial reporting
       purposes                                                     142          67
    Warranty reserve, due to accrual for financial reporting
       purposes                                                     116          76
    Accrued liabilities, not deducted until paid for tax
       purposes                                                     307          --
    Inventories, principally due to accrual for obsolescence
       for financial reporting purposes, net of additional
       costs inventoried for tax purposes                           169         684
    Equipment, primarily due to differences
       in cost basis and depreciation methods                       464         513
    Deferred revenue, due to deferral for financial
       reporting purposes                                           376         988
    Other                                                           150          67
                                                               --------    --------

         Total gross deferred tax assets                         43,279      42,637

    Less valuation allowance                                    (43,279)    (42,637)
                                                               --------    --------

         Net deferred tax assets                               $     --          --
                                                               ========    ========

     The Company has recorded a valuation allowance equal to the gross deferred tax asset at December 31, 1998 and 1997, due to the uncertainty of realization. The net change in the valuation allowance includes the effect of state income taxes, temporary differences for financial statement and tax purposes, and the increase in the Company's net operating loss and other carryforwards.


                                      F-18                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


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

     The Company's accounts receivable are due from a variety of health care organizations and distributors throughout the United States and Europe. No single customer represented more than 10% of accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management's estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1998.

     The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

(12) Segment and Geographic Reporting

     An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net earnings or loss. The Company operates in two distinct lines of business: (1) medical business consisting of the development, manufacturing, marketing and distribution of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions, and;
     (2) industrial business consisting of the development, manufacturing, marketing and distribution of drawn silica glass products including capillary tubing and specialty fiber optics. The Company has identified three reportable segments within these lines of business: (1) U.S. Medical
     (2) Europe Medical and (3) Industrial. U.S. Medical and Europe Medical offer similar products and services but operate in different geographic regions and have different distribution networks. The Industrial segment is operated entirely by the Company's wholly-owned subsidiary, Polymicro. Additional information regarding each reportable segment is shown below.


                                      F-19                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     (a)  U.S. Medical

          Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At December 31, 1998, FDA-approved products are used in conjunction with coronary angioplasty as well as in the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States, however, the geographic area served by this segment also includes Canada, Mexico, South America and the Pacific Rim.

          U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 1998, 1997 and 1996, cost allocations of these functions to other reportable segments have not been performed, except for a $120,000 allocation to the Industrial segment for general and administrative activities for each of the years ended December 31, 1998, 1997 and 1996.

          Revenue associated with intersegment transfers to Europe Medical were $1,339,000, $2,218,000 and $2,390,000 for the years ended December 31,
          1998, 1997 and 1996, respectively. Revenue is based upon transfer prices which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 1998, 1997 and 1996, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.

     (b)  Europe Medical

          The Europe Medical segment is a marketing and sales subsidiary serving all of Europe as well as the Middle East. Products offered by this reportable segment are identical to those of U.S. Medical and are distributed primarily through third-party distributors for each of the years ended December 31, 1998, 1997 and 1996. An application in addition to coronary angioplasty and lead removal is peripheral angioplasty; all of these applications have been approved by the European regulatory agency, TUV, with the CE mark.


                                      F-20                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


     (c)  Industrial

          The Industrial segment operates in markets unrelated to the medical segments, although it supplies certain fiber-optic components to the U.S. Medical segments. Revenue, associated with intersegment transfers, which are transferred at cost, for each of the years ended December 31, 1998, 1997 and 1996 totaled $205,000, $273,000 and
          $223,000, respectively. Intersegment transfers are not included in the reportable segment information presented below.

          Summary financial information relating to reportable segment operations is as follows. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands).

          Revenue:                               1998         1997         1996
                                               -------      -------      -------

          Equipment (1)                        $ 5,618        3,997        3,355
          Disposables (1)                        8,144        4,930        3,862
          Service (1)                            2,073        1,436        1,464
          Other                                    356          578          418
                                               -------      -------      -------

              Subtotal - U.S. Medical           16,191       10,941        9,099

          Equipment                                504        1,142        1,178
          Disposables                            1,559        2,388        3,084
          Service                                  311          225          301
                                               -------      -------      -------

              Subtotal - Europe Medical          2,374        3,755        4,563

          Industrial                             9,219        7,182        7,017
                                               -------      -------      -------

              Total revenues                   $27,784       21,878       20,679
                                               =======      =======      =======

          (1) Includes revenue to one customer totaling $3,286 in 1998 consisting of: Equipment -$2,905 Disposables - $162 and Service - $219. In 1997 and 1996, no individual customers represented 10% or more of consolidated revenue.

          Interest income:                       1998         1997         1996
                                               -------      -------      -------

          U.S. Medical                         $   213          276          311
          Europe Medical                            --            2            5
                                               -------      -------      -------

              Subtotal - Medical                   213          278          316

          Industrial                                --           --           --
                                               -------      -------      -------

              Total interest income            $   213          278          316
                                               =======      =======      =======


                                      F-21                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


          Interest Expense                    1998          1997          1996
                                            --------      --------      --------

          U.S. Medical                      $    190            40            33
          Industrial                              --             4            11
                                            --------      --------      --------

              Total interest expense        $    190            44            44
                                            ========      ========      ========

          Depreciation expense:                 1998          1997          1996
                                            --------      --------      --------

          U.S. Medical                      $    734           612           690
          Europe Medical                         102            75           164
                                            --------      --------      --------

              Subtotal - Medical                 836           687           854

          Industrial                             487           392           425
                                            --------      --------      --------

              Total depreciation            $  1,323         1,079         1,279
                                            ========      ========      ========

          Amortization expense:                 1998          1997          1996
                                            --------      --------      --------

          U.S. Medical*                     $    229           404           647
          Industrial                             802           802           802
                                            --------      --------      --------

              Total amortization            $  1,031         1,206         1,449
                                            ========      ========      ========

          * A portion of this expense is recorded within cost of revenue as follows: 1998 - $229; 1997 - $230; 1996 - $229

          Segment net earnings (loss):       1998          1997          1996
                                           --------      --------      --------

          U.S. Medical                     $ (1,671)       (3,461)       (1,525)
          Europe Medical                     (2,465)       (1,385)         (373)
                                           --------      --------      --------

              Subtotal - Medical             (4,136)       (4,846)       (1,898)

          Industrial                            861           226           531
                                           --------      --------      --------

              Total net earnings (loss)    $ (3,275)       (4,620)       (1,367)
                                           ========      ========      ========

          Segment assets:                      1998          1997          1996
                                           --------      --------      --------

          U.S. Medical                     $ 13,512        17,842        15,742
          Europe Medical                      2,131         2,364         2,440
                                           --------      --------      --------

              Subtotal - Medical             15,643        20,206        18,182

          Industrial                          6,596         5,119         4,857
                                           --------      --------      --------

              Total assets                 $ 22,239        25,325        23,039
                                           ========      ========      ========


                                      F-22                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


          Capital expenditures:              1998          1997          1996
                                            ------        ------        ------
          U.S. Medical                      $1,107           236           117
          Europe Medical                        33            51           108
                                            ------        ------        ------

             Subtotal - Medical              1,140           287           225

          Industrial                           403           480           233
                                            ------        ------        ------

             Total capital expenditures     $1,543           767           458
                                            ======        ======        ======

          In determining the foregoing segments, the Company has included goodwill amortization and the underlying asset in the industrial segment. Additionally, all investments of excess cash were made by the U.S. Medical segment and, accordingly, the amounts invested and the related interest income has been included within the U.S. Medical segment.

          The Company operates in several countries outside of the United States. Revenue from foreign operations by segment is summarized as follows:

                                             1998          1997          1996
                                            ------        ------        ------
          U.S. Medical                      $  474           578         1,077
          Europe Medical                     2,374         3,755         4,563
                                            ------        ------        ------

              Subtotal - Medical             2,848         4,333         5,640

          Industrial                           935           741           558
                                            ------        ------        ------

              Total foreign revenue         $3,783         5,074         6,198
                                            ======        ======        ======

          There were no individual countries that represented at least 10% of consolidated revenue in 1998, 1997 or 1996. Long-lived assets located in foreign countries are concentrated in Europe and totaled $252 and $186 as of December 31, 1998 and 1997, respectively.

(13) Commitments and Contingencies

     The Company is obligated under various licensing and royalty agreements which require the Company to pay royalties based on a percentage of net sales of certain products, subject to minimum and maximum amounts for certain agreements. The agreements generally expire at various dates concurrent with the expiration dates of the respective patents. Royalty expense under these agreements amounted to $650,000, $624,000 and $645,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


                                      F-23                           (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


(14) Subsequent Event - Private Stock Placement

     Subsequent to year end, the Company completed the private placement of 3,800,000 shares of its common stock and received net cash proceeds, including offering costs, therefrom of approximately $6,818,000.



                                      F-24                           (Continued)

                          Independent Auditors' Report
                  on Consolidated Financial Statement Schedule


The Board of Directors and Shareholders
The Spectranetics Corporation:

Under date of January 29, 1999, we reported on the consolidated balance sheets of the Spectranetics Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the Company's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II (Valuation and Qualifying Accounts). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        KPMG LLP


Denver, Colorado
January 29, 1999

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                      Balance at         Additions          Additions          Deductions      Balance
                                       beginning          charged          charged to             from          at end
            Description                 of year         to expense       other accounts         allowance      of year
                                      ----------        ----------       --------------        ----------      -------
Year ended December 31, 1996:
  Accrued warranty liability            $148               438                --                   345           241
  Accrued royalty liability               97               645                --                   626           116
  Allowance for doubtful accounts
   and sales returns                     118                50               169(1)                288            49

Year ended December 31, 1997:
  Accrued warranty liability             241               485                --                   390           336
  Accrued royalty liability              116               624                --                   559           181
  Allowance for doubtful accounts
   and sales returns                      49               229               168(1)                214           232

Year ended December 31, 1998:
  Accrued warranty liability             336               402                --                   303           435
  Accrued royalty liability              181               650                --                   447           384
  Allowance for doubtful accounts
   and sales returns                     232                74               203(1)                262           247

(1) Represents a provision for sales returns recorded as a reduction of revenue.


See accompanying independent auditors' report.



                                      F-26                           (Continued)

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

     3.1(b) Certificate of Amendment to Restated Certificate of Incorporation. (18)

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

     4.2 Rights Agreement, dated as of May 6, 1996, between the Company and Norwest Bank Minnesota, N.A.(14)

     10.1 Lease covering a portion of the Company's facilities between the Company and Dwane and Donna
               Basse dated November 10, 1994.(12)

     10.1(a) Lease covering a portion of the Company's facilities between the Company and Dwane and Donna
               Basse dated September 1, 1997.(14)

     10.2 Lease covering a portion of the Company's facilities between the Company and American
               Investment Management dated February 17, 1995.(12)

     10.2(a) Lease covering a portion of the Company's facilities between the Company and John or Sharon
               Sanders dated December 23, 1997.(19)

     10.3 Lease covering a portion of the Company's facilities between the Company and Full Circle
               Partnership III dated September 11, 1985.(3)

     10.3(a) Amendment to lease covering a portion of the Company's facilities between the Company and Full
               Circle Partnership III July 24, 1997.(19)

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

     10.4(b) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated February 16, 1993.(1)

     10.4(c) Amendment to lease covering a portion of the Company's facilities between the Company and Talamine Properties dated October 3, 1994.(12)

     10.5      1991 Stock Option Plan, as amended.(11)

     10.5(a)   1991 Stock Option Plan, as amended.(17)

   Exhibit                         Description                      Sequentially
   Number                                                          Numbered Page
--------------------------------------------------------------------------------
     10.6      1990 Incentive Stock Option Plan.(6)

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

     10.15     License Agreement between United States Surgical
               Corporation and the Company, dated September 25,
               1997 (confidential treatment has been granted for portions of this agreement). (16)

     10.16     Supply Agreement between United States Surgical
               Corporation and the Company, dated September 25,
               1997 (confidential treatment has been granted for portions of this agreement). (16)

     10.17     Loan and Security Agreement between Silicon Valley
               Bank and the Company, dated December 24, 1997.(19)

     10.18 Exclusive Purchase and Distribution Agreement between The Spectranetics Corporation and Orbus Medical Technologies, Inc. dated March 12, 1998 (confidential treatment has been granted for portions of this agreement).(18)

     21.1      Subsidiaries of the Company.(19)

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

(18) Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on June 30, 1998.

(19) Incorporated by reference to exhibits previously filed by the Company with its 1997 Annual Report on Form 10-K filed on March 30, 1998.