Form 10-Q
period 1999-03-31
SPECTRANETICS CORP
filed 1999-05-05
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of April 19, 1999, there were 22,932,568 outstanding shares of Common Stock.


================================================================================

                         Part I---FINANCIAL INFORMATION

Item 1. Financial Statements

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                         March 31,  December 31,
                                                           1999         1998
                                                         --------   ------------
Assets:
Current assets:
  Cash and cash equivalents                              $  9,313    $  4,158
  Investment securities                                       477          --
  Trade accounts receivable, net of allowance               4,668       5,182
  Inventories (note 4)                                      3,072       2,610
  Other current assets                                        370         361
                                                         --------    --------
      Total current assets                                 17,900      12,311
Property and equipment, net                                 5,348       5,323
Goodwill and other intangible assets, net                   3,852       4,110
Other assets                                                  157         495
                                                         --------    --------
      Total Assets                                       $ 27,257    $ 22,239
                                                         ========    ========
Liabilities and Shareholders'Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities               $  4,756    $  5,425
  Deferred revenue (note 5)                                 1,258       1,278
  Current portion of note payable                             938         950
  Current portion of capital lease obligations                 75         122
                                                         --------    --------
      Total current liabilities                             7,027       7,775
                                                         --------    --------
Deferred revenue and other liabilities (note 5)             1,757       1,757
Notes payable, net of current portion                       1,118       1,346
Capital lease obligations, net of current portion              65          93
                                                         --------    --------
      Total long-term liabilities                           2,940       3,196
                                                         --------    --------
      Total liabilities                                     9,967      10,971
                                                         --------    --------
Shareholders'Equity:
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares; none issued                   --          --
Common stock, $.001 par value
  Authorized 60,000,000 shares; issued and outstanding
  22,932,568 and 19,110,825 shares, respectively               23          19
Additional paid-in capital                                 91,103      84,131
Accumulated other comprehensive loss                         (121)        (92)
Accumulated deficit                                       (73,715)    (72,790)
                                                         --------    --------
      Total shareholders'equity                            17,290      11,268
                                                         --------    --------
      Total Liabilities and Shareholders'Equity          $ 27,257    $ 22,239
                                                         ========    ========

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)


                                                Three Months Ended March 31,
                                                   1999               1998
                                               ------------       ------------

Revenues                                       $      7,077       $      6,553
Cost of revenue                                       2,981              3,093
                                               ------------       ------------
Gross margin                                          4,096              3,460
                                               ------------       ------------
Gross margin %                                           58%                53%

Operating Expenses:
  Marketing and sales                                 2,491              2,427
  General and administrative                          1,296              1,103
  Research and development                            1,048                588
  Amortization of intangibles                           200                200
                                               ------------       ------------
      Total operating expenses                        5,035              4,318
                                               ------------       ------------
Operating Loss                                         (939)              (858)

Other Income (Expense):
  Interest income                                        54                 91
  Interest expense                                      (49)               (35)
  Other, net                                              9                  8
                                               ------------       ------------
                                                         14                 64
                                               ------------       ------------
Net Loss                                       $       (925)      $       (794)
Other Comprehensive Loss:
  Foreign currency translation                          (29)                (4)
                                               ------------       ------------
Comprehensive Loss                             $       (954)      $       (798)
                                               ============       ============

Net Loss per Share -basic and diluted          $      (0.04)      $      (0.04)
                                               ============       ============
Weighted Average Common Shares
  Outstanding -basic and diluted                 20,566,667         18,761,033
                                               ============       ============

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                             Three Months Ended
                                                                  March 31,
                                                               1999       1998
                                                             -------    -------
Cash flows from operating activities:
  Net loss                                                   $  (925)   $  (794)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation and amortization                                  691        514
  Net change in operating assets and liabilities                (462)      (209)
                                                             -------    -------
    Net cash used by operating activities                       (696)      (489)
                                                             -------    -------
Cash flows from investing activities:
  Capital expenditures                                          (266)      (632)
  (Increase) decrease in short-term investments                 (477)       773
                                                             -------    -------
    Net cash (used) provided by investing activities            (743)       141
                                                             -------    -------
Cash flows from financing activities:
  Net proceeds from exercise of common stock options              52        232
  Proceeds from private placement of common stock, net         6,856         --
  Principal payments on obligations under
    capital leases and note payable                             (288)       (71)
                                                             -------    -------
    Net cash provided by financing activities                  6,620        161
                                                             -------    -------
Effect of exchange rate changes on cash                          (26)       (12)
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents           5,155       (199)
Cash and cash equivalents at beginning of period               4,158      6,532
                                                             -------    -------
Cash and cash equivalents at end of period                   $ 9,313    $ 6,333
                                                             =======    =======
Supplemental disclosures of cash flow information --
  Cash paid for interest                                     $    45    $    35
                                                             =======    =======
Supplemental disclosure of noncash  investing
  and financing activities:
Transfers from inventory to equipment held for
  rental or loan                                             $   340    $   157
                                                             =======    =======


See accompanying unaudited notes to consolidated financial statements.

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

(2)  Loss Per Share

     The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three months ended March 31, 1999 and 1998, as all potential common stock instruments were anti-dilutive.

(3)  Shareholders' Equity and Private Placement of Common Stock

     In February 1999, the Company completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, therefrom of $6,856,000.

(4)  Inventories

     Components of inventories are as follows (in thousands):

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
Raw Materials                                      $  735           $  693
Work in Process                                       936              575
Finished Goods                                      1,401            1,342
                                                   ------           ------
                                                   $3,072           $2,610
                                                   ======           ======

(5)  Deferred Revenue

     In 1997, the Company entered into a license agreement with United States Surgical Corporation ("USSC"), whereby USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. Revenue recognized related to the agreement during the years ended December 31, 1998 and 1997 totaled $3,067,000 and $1,244,000, respectively. Of the remaining balance of $2,028,000, $271,000 has been recorded as current and $1,757,000 as non-current on the balance sheet at March 31, 1999 and December 31, 1998.

     Other deferred revenue - current in the amounts of $987,000 and $1,007,000 at March 31, 1999 and December 31, 1998, respectively, relates to payments in advance for various product maintenance contracts, whereby revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(6)  Segment and Geographic Reporting

     An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net earnings or loss. The Company operates in two distinct lines of business:
(1) medical business consisting of the development, manufacturing, marketing and distribution of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions, and (2) industrial business consisting of the development, manufacturing, marketing and distribution of drawn silica glass products including capillary tubing and specialty fiber optics. The Company has identified three reportable segments within these lines of business: (1) U.S. Medical (2) Europe Medical and (3) Industrial. U.S. Medical and Europe Medical offer similar products and services but operate in different geographic regions and have different distribution networks. The Industrial segment is operated entirely by the Company's wholly owned subsidiary, Polymicro. Additional information regarding each reportable segment is shown below.

     Certain elements within the segment reporting financial information at December 31, 1998 have been reclassified to conform with the segment reporting as presented at March 31, 1999.

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At March 31, 1999, FDA-approved products are used in conjunction with coronary angioplasty as well as in the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic area served by this segment also includes Canada, Mexico, South America and the Pacific Rim.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 1999 and 1998, cost allocations of these functions to other reportable segments have not been performed, except for a $45,000 and $30,000 allocation to the Industrial segment for general and administrative activities for three months ended March 31, 1999 and 1998, respectively.

     Revenue associated with intersegment transfers to Europe Medical were $418,000 and $457,000 for the three months ended March 31, 1999 and 1998, respectively. Revenue is based upon transfer prices which provide for intersegment profit that is eliminated upon consolidation. For each of the three months ended March 31, 1999 and 1998, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary serving all of Europe as well as the Middle East. Products offered by this reportable segment are identical to those of U.S. Medical and were distributed primarily through third-party distributors for the three months ended March 31, 1998. Beginning in January 1999, we established a direct sales force in Germany, which accounts for the majority of the revenues within this segment. Europe has CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

Industrial

     The Industrial segment operates in markets unrelated to the medical segments, although it supplies certain fiber-optic components to the U.S. Medical segments. Revenue associated with intersegment transfers, which are transferred at cost, for the three months ended March 31, 1999 and 1998 totaled $36,000 and $101,000, respectively. Intersegment transfers are not included in the reportable segment information presented below.

     Summary financial  information relating to reportable segment operations is
as  follows.   Intersegment   transfers  as  well  as  intercompany  assets  and
liabilities are excluded from the information provided (in thousands).

                                                   Three Months Ended March 31,
     Revenue:                                          1999           1998
                                                      ------         ------

     U.S. Medical                                     $3,436         $3,892

     Europe Medical                                      634            511

     Industrial                                        3,007          2,150
                                                      ------         ------
                Total revenues                        $7,077         $6,553
                                                      ======         ======

     Revenue within the industrial segment includes revenue from one customer totaling $914,000, or 13% of total revenues, for the three months ended March 31, 1999. For the three months ended March 31, 1998, revenue from one customer from the U.S. medical segment totaled $1,245,000, or 19% of total revenues.

                                                  Three Months Ended March 31,
     Segment net earnings (loss):                     1999          1998
                                                    -------        -------

     U.S. Medical                                   $(1,130)       $  (470)
     Europe Medical                                    (268)          (584)
                                                    -------        -------
          Subtotal - Medical                         (1,398)        (1,054)

     Industrial                                         473            260
                                                    -------        -------

          Total net earnings (loss)                 $  (925)       $  (794)
                                                    =======        =======

                                                   March 31,       December 31,
     Segment assets:                                  1999            1998
                                                    -------         -------

     U.S. Medical                                   $18,272         $12,926
     Europe Medical                                   2,096           2,131
                                                    -------         -------

          Subtotal - Medical                         20,368          15,057

     Industrial                                       6,889           7,182
                                                    -------         -------

          Total assets                              $27,257         $22,239
                                                    =======         =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

--------------------------------------------------------------------------------

Corporate Overview

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

     Our strategy is to expand our installed base of excimer laser systems, increase catheter utilization of existing customers, and develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads and entered into a supply and license agreement with United States Surgical Corporation for use of our system for TMLR, an experimental coronary procedure. In 1999, we will initiate clinical trials evaluating the use of our excimer laser system to treat restenosed stents and blockages in the legs. These trials will take from one to three years to complete depending on the type and size of the trial, patient enrollment, and our ability to fund these trials. To fund our strategy, we intend to continue to accelerate investment in the development of new products, clinical trials for additional applications, as well as additional sales and marketing resources. This investment may result in operating losses through 1999.

Results of Operations

     In this section, we will discuss revenue and net income results for the three months ended March 31, 1999 and 1998. We will begin with a general overview, then discuss revenue and net income from our three operating units.

Item 2. Management's Discussion and Analysis of Results of Operations And Financial Condition (cont'd)

Financial Overview

     Revenue per Operating Unit
                                                    Three Months Ended March 31,
                                                       1999           1998
                                                      ------         ------

     U.S. Medical                                     $3,436         $3,892

     Europe Medical                                      634            511

     Industrial                                        3,007          2,150
                                                      ------         ------

                Total revenues                        $7,077         $6,553
                                                      ======         ======

      Net income (loss) per Operating Unit
                                                  Three Months Ended March 31,
     Segment net earnings (loss):                     1999           1998
                                                    -------        -------

     U.S. Medical                                   $(1,130)       $  (470)
     Europe Medical                                    (268)          (584)
                                                    -------        -------

          Subtotal - Medical                         (1,398)        (1,054)

     Industrial                                         473            260
                                                    -------        -------

          Total net earnings (loss)                 $  (925)       $  (794)
                                                    =======        =======


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenue for the three months ended March 31, 1999 totaled $7,077,000, an increase of $524,000, or 8%, over the three months ended March 31, 1998. Increased revenue included a 41% increase in disposable sales, a 40% increase in revenue from Polymicro, and a 43% increase in service revenue offset by a 75% decrease in equipment revenue due to the lack of shipments to United States Surgical Corporation, a division of Tyco International, Ltd. Revenue, excluding equipment revenue from United States Surgical Corporation of $1,245,000 during the three months ended March 31, 1998, increased 33% for the three months ended March 31, 1999 as compared to the same period in 1998. We completed the shipments of laser systems to United States Surgical Corporation in the third quarter of 1998. As such, there were no sales to United States Surgical Corporation during the three months ended March 31, 1999.

     Increased disposable revenue, which consists of single-use catheter products, resulted from an increase of 37% in sales of coronary angioplasty catheters and a 36% increase in sales of lead removal devices over our 1998 levels. These increases were primarily a result of unit volume increases combined with increased average selling prices across each product line in the United States and Europe.

     Polymicro revenues were up as a result of increased sales of precision silica glass capillary tubing and assemblies into new capillary electrophoresis applications such as DNA sequencing and increased sales to existing gas chromatography customers.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

     Gross margins increased to 58% during the three months ended March 31, 1999 as compared to 53% for the three months ended March 31, 1998. This improvement was due to a combination of improved manufacturing efficiencies for both our medical and industrial groups, price increases averaging 5% on our catheter products effective in December 1998, and a higher proportion of disposable revenue in relation to total revenue, which generates higher margins than equipment, service or industrial products.

     Operating expenses grew 17% during the three months ended March 31, 1999 to $5,035,000 as compared to $4,318,000 for the three months ended March 31, 1998. Marketing and sales expenses increased by 3% to $2,491,000 for the three months ended March 31, 1999. This increase relates to investments made in the United States for additional field personnel. This is offset by a decrease in Europe due primarily to a decrease in clinical trial costs. In 1998, our Europe Medical segment was funding certain clinical trials that were substantially completed during 1998. Therefore, expenditures in this area during the three months ended March 31, 1999 were minimal. General and administrative expense grew 17% to $1,296,000 for the three months ended March 31, 1999. This increase is attributable to increased personnel costs at the Industrial segment associated with building the necessary infrastructure to support its increased revenue base combined with increased legal fees within the medical segment. Research and development expense increased by 78% to $1,048,000. Approximately 75% of the increase was due to increased product development costs combined with clinical trial costs associated with clearing blockages in the upper leg. The remaining increase relates to similar costs for our industrial segment, Polymicro.

     Interest income is down slightly due to lower yields and lower average cash balances for the three months ended March 31, 1999 as compared to the same period in 1998. Interest expense related primarily to interest charges on our loan from Silicon Valley Bank.

     Net loss for the three months ended March 31, 1999 increased by 16% to a loss of $925,000 from a loss of $794,000 for the three months ended March 31, 1998. Net loss increased due to a 33% increase in the loss from the medical division offset by an 82% increase in the net income of the industrial group, Polymicro.

U.S. Medical

     Revenue from our medical business in the United States decreased 12% to $3,436,000 for the three months ended March 31, 1999 as compared to revenue of $3,892,000 for the three months ended March 31, 1998. Excluding the equipment revenue of $1,245,000 from United States Surgical Corporation during the three months ended March 31, 1998, revenue increased 30% for the three months ended March 31, 1999 as compared to the same period for 1998. Disposable revenue increased 48%, led by a 51% increase in coronary angioplasty revenue and a 33% increase in lead removal devices. Service revenue increased 46%.

     Net loss from this unit increased 140% to a loss of $1,130,000 for the three months ended March 31, 1999 as compared to a loss of $470,000 for the three months ended March 31, 1998. The increased net loss was primarily due to increased operating expenses led by higher research and development costs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

Europe Medical

     Revenue from our medical business in Europe increased 24% to $634,000 for the three months ended March 31, 1999 as compared to revenue of $511,000 for the three months ended March 31, 1998. This increase was generated from increased sales of peripheral catheters and lead removal devices. In January 1999, a direct sales organization began operations in Germany, which is the largest market for our products in Europe. Prior to 1999, we used an exclusive distributor to sell our products in Germany.

     Net loss from European operations decreased by 54%. This decrease is attributed to a 38% increase in gross margin and a 25% decrease in operating expenses as a result of the completion of certain clinical trials in Europe in 1998.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuation in Dutch guilder currency rates during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 caused an increase in revenues and operating expenses of less than 1% of consolidated revenues and operating expenses, respectively.

Industrial - Polymicro Technologies, Inc.

     Polymicro revenue was up 40% to $3,007,000 for the three months ended March 31, 1999 as compared to revenue of $2,150,000 for the three months ended March 31, 1998, due to sales of precision silica glass capillary tubing and assemblies into new capillary electrophoresis applications such as DNA sequencing and increased sales to existing gas chromatography customers.

     Net income from Polymicro increased by 82% to $473,000 for the three months ended March 31, 1999 as compared to net income of $260,000 for the three months ended March 31, 1998. This increase was due to a 45% increase in gross margin amounts partially offset by a 45% increase in operating expenses.

     We recently announced that we are contemplating strategic alternatives for Polymicro, which could include the sale of Polymicro. We anticipate that we would use any capital raised from such a transaction to accelerate developmental programs for our core medical business. While we have had discussions with several parties, we have not entered into any agreement to sell Polymicro. We have not set a fixed time frame for a decision. We may decide not to sell Polymicro or we may fail to obtain offers to purchase Polymicro at a price we deem satisfactory.

Liquidity and Capital Resources

     As of March 31, 1999, we had cash, cash equivalents and investment securities of $9,790,000 compared to $4,158,000 at December 31, 1998. In February 1999, Spectranetics completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, therefrom of $6,856,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont'd)

     Cash used by operating activities totaled $696,000 for the three months ended March 31, 1999, primarily due to uses of cash totaling $653,000 related to increased inventories and $567,000 related to decreased accounts payable and accrued liabilities. These uses of cash were offset by cash provided of $442,000 due to decreases in accounts receivable and $342,000 of decreases in other assets. The table below describes the growth in receivables and inventory in relative terms, through the calculation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.

     ----------------------------------------------------------------------
                                    March 31, 1999        December 31, 1998
                                    --------------        -----------------
     Days Sales Outstanding               59                      62
     Inventory Turns                     3.9                     5.2
     ----------------------------------------------------------------------

     Receivables considered to be overdue were not material as of March 31, 1999 or December 31, 1998. The decline in inventory turns is primarily due to increased equipment inventory at March 31, 1999 as compared to December 31, 1998.

     Capital expenditures were $266,000 for the three months ended March 31, 1999 as compared to $632,000 for three months ended March 31, 1998.

     Net cash provided by financing activities was $6,620,000. This cash was comprised of proceeds from the private stock placement which totaled $6,856,000, net of issue costs and $52,000 from the sales of common stock associated with stock option exercises, which were offset by $288,000 from principal payments on debt and capital lease obligations.

     During 1997, we secured a $2,000,000 credit line collateralized by equipment (equipment line). The equipment line bears interest, which is accrued monthly, at a rate equal to three-quarters of a percent above the prime rate (interest rate of 8.5% at March 31, 1999), and matures on December 23, 2000. At March 31, 1999, the equipment line had an outstanding balance of $1,400,000. As of December 31, 1998, we were in breach of certain covenants under this agreement, for which we obtained a waiver from the lender. As of March 31, 1999 we are in compliance with the debt covenants and we expect to remain compliant with these covenants for the remainder of 1999.

     During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At March 31, 1999, the loan had an outstanding balance of $290,000.

     At March 31, 1999 and December 31, 1998, we placed a number of systems on rental, loan and fee per procedure programs. A total of $2,542,000 and $2,350,000 were recorded as equipment held for rental or loan as of March 31, 1999 and December 31, 1998, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our installed base of laser systems in major cardiac centers.

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

     (2) Loan programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the product and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the equipment held for rental or loan account upon shipment of the laser system. The laser systems are depreciated over a three to five year period which is expensed to cost of revenue.

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

     We believe our liquidity and capitalization as of March 31, 1999 is sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels may be necessary to sustain us over the long-term.

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

Costs to Address the Y2K Issue

     Costs to address the Y2K issue include hardware, software, and implementation costs paid to outside consultants associated primarily with the implementation of a new computer system. These costs were directly related to the purchase and implementation of the new computer system, not for the remediation of current systems to make them y2k compliant. For the three months ended March 31, 1999 no costs of this type had been incurred. These costs totaled $999,000 for the twelve months ended December 31, 1998 and were capitalized and will be depreciated over a three to five year period. The costs were financed primarily through financing activities, which include capital leases and a draw on our line of credit. Depreciation costs for the three months ended March 31, 1999 and 1998 totaled $64,000 and $16,000, respectively. Interest costs associated with the capital leases used to finance hardware and software totaled $3,000 and $4,000, respectively, for the three months ended March 31, 1999 and 1998. We do not expect to incur material future costs associated with the Y2K issue as it relates to internal systems. No other expenses, which include non-capitalized equipment and consulting costs, were incurred for the three months ended March 31, 1999 and 1998.

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

Risk Factors

     We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At March 31, 1999, we had accumulated $73.7 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

     Limited Cash on Hand, Additional Financing May Be Needed and We May Not Be Able to Obtain It. We believe that our existing cash, cash from operations and the proceeds from our private placement to the selling stockholders should be sufficient to support our plans through at least December 31, 2000. However, we may need to raise additional cash prior to that time. We may be unable to obtain additional financing, if needed, on satisfactory terms or at all. If financing is not available on acceptable terms, we may be unable to make capital expenditures, compete effectively or withstand the effects of adverse market and economic conditions. Cash flow from operating activities may not be sufficient to sustain our long-term operations unless we are able to increase sales and control expenses. If we finance future operations through additional issuances of equity securities, you may suffer dilution and the price of the common stock may fall.

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

     We Are Exposed to the Problems that Come from Having International Operations. For the three months ended March 31, 1999, our revenues from international operations represented 9% of consolidated revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), and Bard and Schneider (a subsidiary of Pfizer Inc.) are the leading balloon angioplasty manufacturers. SCIMED, Cordis, Advanced Cardiovascular Systems and
Medtronic, Inc. are the leading stent providers in the United States. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices and do not hold or issue financial instruments for trading purposes. Our debt consists of obligations with a fixed interest rate ranging from 5.75% to 6.51% as well as an obligation with a variable interest rate equal to the prime rate plus three-quarters of a percent. An increase or decrease in the prime rate of 1% would cause interest expense to increase or decrease by approximately $16,000 over a twelve month period.

                          Part II.---OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. Legal Proceedings

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

Items 2-5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following documents are filed herewith and made a part of this report on Form 10-Q:

          Exhibit  10.19  -  Employment   contract  between  the   Spectranetics
          Corporation and Henk Kos dated January 1, 1997.

          Exhibit 10.20 - Form of the Stock Purchase Agreement, dated as of December 22, 1998 by and between The Spectranetics Corporation and the stockholders named in Spectranetics' Registration Statement on Form S-3 filed on December 29, 1998, as subsequently amended. (file no. 333-69829)

          Exhibit 27.1 - Financial  Data  Schedule  for 1999 First  Quarter Form
          10-Q.

     (b) Reports on Form 8-K Spectranetics Announced Financial Results for Fiscal 1998

               Filed on February 2, 1999

          Spectranetics Announced that It Was Considering Strategic Alternatives for Polymicro Technologies, Inc.

               Filed on February 23, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The Spectranetics Corporation
                                                     (Registrant)

May 5, 1999                                 By: /s/ James P. McCluskey
                                               ---------------------------------
                                               James P. McCluskey
                                               Vice President, Finance
                                               Secretary/Treasurer and
                                               Principal Financial Officer

                          THE SPECTRANETICS CORPORATION
                  Form 10-Q for the Period Ended March 31, 1999

                                  EXHIBIT INDEX

Exhibit
Number    Description
--------------------------------------------------------------------------------

10.19 Employment contract between the Spectranetics Corporation and Henk Kos dated January 1, 1997.

10.20 Form of the Stock Purchase Agreement, dated as of December 22, 1998 by and between The Spectranetics Corporation and the stockholders named in Spectranetics' Registration Statement on Form S-3 filed on December 29, 1998, as subsequently amended. (file no. 333-69829)

27.1      Financial Data Schedule for 1999 First Quarter Form 10-Q.