Form 10-Q
period 1999-06-30
SPECTRANETICS CORP
filed 1999-08-16
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of July 26, 1999, there were 22,978,439 outstanding shares of Common Stock.


================================================================================

                         Part I---FINANCIAL INFORMATION

Item 1.   Financial Statements

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                Condensed Consolidated Balance Sheets (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                           June 30, 1999    December 31, 1998
                                                                       -----------------    -----------------
Assets:
Current assets:
  Cash and cash equivalents                                            $          17,873    $           4,158
  Investment securities                                                            5,503                   --
  Trade accounts receivable, net of allowance                                      3,533                4,099
  Inventories (note 5)                                                             2,226                2,095
  Other current assets                                                               318                  313
  Net assets of discontinued operations (note 4)                                      --                  803
                                                                       -----------------    -----------------
     Total current assets                                                         29,453               11,468
Property and equipment, net                                                        3,066                3,129
Other intangible assets, net                                                       1,253                1,368
Other assets                                                                         167                  495
Net assets of discontinued operations (note 4)                                        --                4,925
                                                                       -----------------    -----------------
     Total Assets                                                      $          33,939    $          21,385
                                                                       =================    =================
Liabilities and Shareholders'Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities (note 8)                    $           5,813    $           4,586
  Deferred revenue (note 6)                                                          840                1,002
  Current portion of note payable                                                    942                  950
  Current portion of capital lease obligations                                        70                  118
                                                                       -----------------    -----------------
     Total current liabilities                                                     7,665                6,656
                                                                       -----------------    -----------------
Deferred revenue and other liabilities (note 6)                                    2,028                2,028
Notes payable, net of current portion                                                808                1,346
Capital lease obligations, net of current portion                                     44                   87
                                                                       -----------------    -----------------
     Total long-term liabilities                                                   2,880                3,461
                                                                       -----------------    -----------------
     Total liabilities                                                            10,545               10,117
                                                                       -----------------    -----------------
Shareholders'Equity:
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares; none issued                                          --                   --
  Common stock, $.001 par value
    Authorized 60,000,000 shares; issued and outstanding
    22,935,197 and 19,110,825 shares, respectively (note 3)                           23                   19
  Additional paid-in capital                                                      90,833               84,131
  Accumulated other comprehensive loss                                              (142)                 (92)
  Accumulated deficit                                                            (67,320)             (72,790)
                                                                       -----------------    -----------------
     Total shareholders'equity                                                    23,394               11,268
                                                                       -----------------    -----------------
     Total Liabilities and Shareholders'Equity                         $          33,939    $          21,385
                                                                       =================    =================

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                    1999               1998                1999               1998
                                                 ------------       ------------       ------------       ------------
Revenue - Core medical                           $      4,937       $      3,273       $      9,007       $      6,431
Revenue - USSC                                             --              1,245                 --              2,490
                                                 ------------       ------------       ------------       ------------
     Total revenue                                      4,937              4,518              9,007              8,921
                                                 ------------       ------------       ------------       ------------
Cost of revenue -Core medical                           1,744              1,299              3,104              2,427
Cost of revenue -USSC                                      --                449                 --              1,033
                                                 ------------       ------------       ------------       ------------
     Total cost of revenue                              1,744              1,748              3,104              3,460
                                                 ------------       ------------       ------------       ------------
Gross margin - Core medical                             3,193              1,974              5,903              4,004
Gross margin - USSC                                        --                796                 --              1,457
                                                 ------------       ------------       ------------       ------------
     Total gross margin                                 3,193              2,770              5,903              5,461
                                                 ------------       ------------       ------------       ------------
Gross margin %                                             65%                61%                66%                61%

Operating Expenses:
   Marketing and sales                                  2,238              2,195              4,402              4,385
   General and administrative                             922              1,123              1,901              2,013
   Royalties expense                                      239                 44                434                364
   Research and development                             1,016                577              1,803                989
   Reorganization costs and litigation
     reserves (note 8 and 9)                            1,358                 --              1,358                 --
                                                 ------------       ------------       ------------       ------------
     Total operating expenses                           5,773              3,939              9,898              7,751
                                                 ------------       ------------       ------------       ------------
Operating Loss                                         (2,580)            (1,169)            (3,995)            (2,290)
Other Income (Expense):
   Interest income                                        108                 64                162                154
   Interest expense                                       (40)               (54)               (89)               (89)
   Other, net                                              (5)                (2)                 7                 10
                                                 ------------       ------------       ------------       ------------
                                                           63                  8                 80                 75
                                                 ------------       ------------       ------------       ------------
Loss from Continuing Operations                        (2,517)            (1,161)            (3,915)            (2,215)
Discontinued Operations:
   Gain from sale of discontinued industrial
     subsidiary, (net of $150 income taxes)             8,664                 --              8,664                 --
   Income from operations of discontinued
     industrial subsidiary                                248                176                721                436
                                                 ------------       ------------       ------------       ------------
Income from Discontinued Operations                     8,912                176              9,385                436
                                                 ------------       ------------       ------------       ------------
Net Income (Loss)                                       6,395               (985)             5,470             (1,779)
Other Comprehensive Loss -
   foreign currency translation                           (21)                10                (50)                 6
                                                 ------------       ------------       ------------       ------------
Comprehensive Loss                               $      6,374       $       (975)      $      5,420       $     (1,773)
                                                 ============       ============       ============       ============

Loss from Continuing Operations per share -
   basic and diluted                             $      (0.11)      $      (0.06)      $      (0.18)      $      (0.12)
Income from Discontinued Operations
   per share - basic and diluted                         0.39               0.01               0.43               0.02
                                                 ------------       ------------       ------------       ------------
Net Income (Loss) per share -
   basic and diluted                             $       0.28       $      (0.05)      $       0.25       $      (0.09)
                                                 ============       ============       ============       ============
Weighted Average Common Shares
   Outstanding -basic and diluted                  22,932,802         19,084,124         21,756,276         18,924,324
                                                 ============       ============       ============       ============

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
               (In Thousands, Except Share and Per Share Amounts)

                                                                     Six Months Ended June 30,
                                                                        1999          1998
                                                                      --------      --------
Cash flows from operating activities:
     Net income (loss)                                                $  5,470      $ (1,779)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
     Income from discontinued industrial subsidiary                       (721)         (436)
     Gain on sale of discontinued industrial subsidiary                 (8,664)           --
     Depreciation and amortization                                         766           446
     Net change in operating assets and liabilities                      1,063        (2,539)
                                                                      --------      --------
          Net cash used by operating activities                         (2,086)       (4,308)
                                                                      --------      --------
Cash flows from investing activities:
     Capital expenditures                                                 (149)         (862)
     Net cash received from discontinued industrial subsidiary           1,140         1,192
     Net proceeds from sale of discontinued industrial subsidiary       14,346            --
     (Increase) decrease in short-term investments                      (5,503)        1,461
                                                                      --------      --------
          Net cash provided by investing activities                      9,834         1,791
                                                                      --------      --------
Cash flows from financing activities:
     Net proceeds from exercise of common stock options                     55           356
     Proceeds from line of credit                                           --           900
     Proceeds from private placement of common stock, net                6,537            --
     Principal payments on obligations under
          capital leases and note payable                                 (598)         (158)
                                                                      --------      --------
          Net cash provided by financing activities                      5,994         1,098
                                                                      --------      --------
Effect of exchange rate changes on cash                                    (27)           (4)
                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                    13,715        (1,423)
Cash and cash equivalents at beginning of period                         4,158         6,532
                                                                      --------      --------
Cash and cash equivalents at end of period                            $ 17,873      $  5,109
                                                                      ========      ========
Supplemental disclosures of cash flow information --
     Cash paid for interest                                           $    105      $    129
                                                                      ========      ========
Supplemental disclosure of noncash  investing
     and financing activities:
     Transfers from inventory to equipment held for
          rental or loan                                              $    384      $    329
                                                                      ========      ========

See accompanying unaudited notes to consolidated financial statements.

Item 1.  Notes to Financial Statements

(1)  General

     The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     Revenue consists of revenue from our core medical business and revenue from United States Surgical Corporation (USSC). Revenue from the core medical business consists of sales of equipment, disposables, and service to customers, excluding USSC. The revenue from USSC was the result of a license and supply agreement defined in more detail below (see note 6).

     Certain reclassifications have been made in the financial statements to conform with financial statements as presented at June 30, 1999.

(2)  Loss Per Share

     The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three and six months ended June 30, 1999 and 1998, as all potential common stock instruments were anti-dilutive.

(3)  Shareholders' Equity and Private Placement of Common Stock

     In February 1999, the Company completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, therefrom of $6,537,000.

(4)  Discontinued Operations

     In June 1999, the Company completed the sale of its industrial subsidiary, Polymicro Technologies, Inc. (PTI) for $15,000,000 in cash. PTI manufactures drawn silica glass products for industrial, aerospace and medical uses with an emphasis on the analytical instrument market.

     The income from PTI up to the date of disposal is shown as "income from operations of discontinued industrial subsidiary" on the consolidated statement of operations. The net assets of PTI have been disclosed as the "net assets (current and non-current) of discontinued operations" on the consolidated balance sheet at December 31, 1998.

(5)  Inventories

     Components of inventories are as follows (in thousands):

                                     June 30, 1999       December 31, 1998
                                   -----------------     -----------------
     Raw Materials                 $             517     $             420
     Work in Process                             710                   544
     Finished Goods                              999                 1,132
                                   -----------------     -----------------
                                   $           2,226     $           2,095
                                   =================     =================

(6)  Deferred Revenue

     In 1997, the Company entered into a license and supply agreement with USSC, whereby USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. No revenue related to these agreements was realized during the three and six months ended June 30, 1999. Revenue recognized related to the agreement during the three and six months ended June 30, 1998 was $1,245,000 and $2,490,000, respectively. The remaining deferred revenue balance of $2,028,000 is shown as non-current on the balance sheet at June 30, 1999 and December 31, 1998 as we do not have firm delivery dates from USSC for the remaining products to be shipped under the supply agreement.

     Other deferred revenue - current in the amounts of $840,000 and $1,002,000 at June 30, 1999 and December 31, 1998, respectively, relates to payments in advance for various product maintenance contracts, whereby revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(7)  Segment and Geographic Reporting

     An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net earnings or loss. As a result of the sale of PTI in June 1999, the Company operates in one distinct line of business consisting of the development, manufacturing, marketing and distribution of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two reportable segments within this line of business: (1) U.S. Medical and (2) Europe Medical. U.S. Medical and Europe Medical offer similar products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

     Certain elements within the segment reporting financial information at June 30, 1998 and December 31, 1998 have been reclassified to conform with the segment reporting as presented at June 30, 1999.

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At June 30, 1999, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic area served by this segment also includes Canada, Mexico, South America and Asia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 1999 and 1998, cost allocations of these functions to Europe Medical have not been performed, except for a $145,000 and $30,000 allocation to income from operations of discontinued industrial subsidiary for general and administrative activities for the three months ended June 30, 1999 and 1998, respectively and an allocation of $190,000 and $60,000 to income from operations of discontinued industrial subsidiary for the six months ended June 30, 1999.

     Revenue associated with intersegment transfers to Europe Medical were $550,000 and $412,000 for the three months ended June 30, 1999 and 1998, respectively, and $968,000 and $869,000 for the six months ended June 30, 1999 and 1998, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and six months ended June 30, 1999 and 1998, intersegment revenue and intercompany profits have been eliminated in the segment information in the table shown below.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands which serves all of Europe as well as the Middle East. Products offered by this reportable segment are similar in nature to U.S. Medical products and were distributed primarily through third-party distributors for the six months ended June 30, 1998. Beginning in January 1999, the Company established a direct sales force in Germany, which accounts for the majority of the revenues within this segment. The Company has received CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

     Summary financial information relating to reportable continuing segment operations is as follows. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands).

                                      Three Months                Six Months
                                      Ended June 30,           Ended June 30,
Revenue:                            1999         1998         1999         1998
                                   ------       ------       ------       ------

U.S. Medical                       $4,306       $3,863       $7,742       $7,755

Europe Medical                        631          655        1,265        1,166
                                   ------       ------       ------       ------

     Total revenues                $4,937       $4,518       $9,007       $8,921
                                   ======       ======       ======       ======

         For the three months ended June 30, 1998, revenue from one customer from the U.S. Medical segment totaled $1,245,000, or 25% of total revenues. For the six months ended June 30, 1998, revenue from one customer from the U.S. Medical segment totaled $2,490,000, or 28% of total revenues.

                                     Three Months              Six Months
                                     Ended June 30,           Ended June 30,
Segment net loss:                  1999         1998         1999         1998
                                 -------      -------      -------      -------

U.S. Medical (1)                 $(1,437)     $  (646)     $(2,567)     $(1,116)

Europe Medical (1)                (1,080)        (515)      (1,348)      (1,099)
                                 -------      -------      -------      -------

     Total net loss              $(2,517)     $(1,161)     $(3,915)     $(2,215)
                                 =======      =======      =======      =======

     (1) Includes one-time charges totaling $1,358,000 related to reorganization costs and litigation reserves for the three and six months ended June 30, 1999.

                                                       June 30,   December 31,
     Segment assets:                                     1999         1998
                                                       -------      -------

     U.S. Medical                                      $32,200      $13,526
     Europe Medical                                      1,739        2,131
                                                       -------      -------

         Subtotal - Medical                             33,939       15,657

     Total assets of discontinued operations                --        5,728
                                                       -------      -------
         Total assets                                  $33,939      $21,385
                                                       =======      =======


(8)  Reorganization Costs

     During the three months ended June 30, 1999, the Company initiated a reorganization of its subsidiary in Europe consisting primarily of a change in management. Costs associated with the reorganization relate primarily to termination and severance costs.

(9)  Commitments and Contingencies

     During the three months ended June 30, 1999, a third party claiming patent infringement notified the Company of a claim. On August 9, 1999, the Company was notified of a lawsuit claiming patent infringement which was filed in Delaware by Baxter Healthcare Corporation. The lawsuit seeks an injunction against further alleged infringement of the patents as well as unspecified damages. The Company is aware of these patents and does not believe any patent infringement has occurred. The Company has accrued for costs incurred and expected to be incurred as a result of this claim. We have assessed the range of costs to be incurred and have accrued costs at the lower end of the range, as there is no better estimate within that range. However, it is difficult to assess the costs involved related to the defense and resolution of this claim. As such, the possibility exists that the costs to resolve this matter may exceed the amount accrued.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Corporate Overview

     We develop, manufacture, service and distribute an excimer laser unit and fiber optic delivery system for the treatment of certain coronary and vascular conditions.

     Our revenues are dependent on market acceptance of current FDA-approved products and obtaining clinical data supporting regulatory approvals for new products. We sell the only excimer laser system that has been market approved by the FDA in the United States for multiple applications - coronary angioplasty and pacemaker and defibrillator lead removal. The Company has received CE Mark approval in Europe to market its excimer laser system for three applications - coronary angioplasty, lead removal and peripheral angioplasty to clear blockages in leg arteries. Our laser system competes primarily against alternative technologies including balloon catheters, cardiovascular stents and mechanical artherectomy devices.

     Our strategy is to expand our installed base of excimer laser systems, increase catheter utilization of existing customers, and develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads and entered into a supply and license agreement with USSC for use of our system for TMR, an experimental coronary procedure. USSC has since been purchased by Tyco International, Ltd. In 1999, we will initiate clinical trials evaluating the use of our excimer laser system to treat restenosed stents and blockages in the legs. These trials will take from one to three years to complete depending on the type and size of the trial, patient enrollment, and our ability to fund these trials. To fund our strategy, we intend to continue to accelerate investment in the development of new products, clinical trials for additional applications, as well as additional sales and marketing resources. This investment may result in operating losses in the current and future years.

Results of Operations

     In this section, we discuss revenue and net income (loss) results for the three and six months ended June 30, 1999 and 1998. We begin with a general overview, then discuss revenue and net income (loss) from our two operating units.

Financial Overview


     Revenue per Operating Unit
                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
     Revenue:                        1999       1998       1999       1998
                                    ------     ------     ------     ------

     U.S. Medical                   $4,306     $3,863     $7,742     $7,755

     Europe Medical                    631        655      1,265      1,166
                                    ------     ------     ------     ------

          Total revenues            $4,937     $4,518     $9,007     $8,921
                                    ======     ======     ======     ======

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition (cont'd)

     Loss from Continuing Operations per Operating Unit

                                    Three Months               Six Months
     Segment loss from              Ended June 30,            Ended June 30,
     continuing operations:       1999         1998         1999         1998
                                -------      -------      -------      -------

     U.S. Medical (1)           $(1,437)     $  (646)     $(2,567)     $(1,116)

     Europe Medical (1)          (1,080)        (515)      (1,348)      (1,099)
                                -------      -------      -------      -------

          Total net loss        $(2,517)     $(1,161)     $(3,915)     $(2,215)
                                =======      =======      =======      =======

     (1) Includes one-time charges totaling $1,358,000 related to reorganization costs and litigation reserves for the three and six months ended June 30, 1999.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue from the core medical business, which excludes 1998 revenue from the shipment of equipment to USSC of $1,245,000, increased to $4,937,000, or 51%, for the three months ended June 30, 1999 as compared to $3,273,000 for the three months ended June 30, 1998. Increased revenue included a 29% increase in disposables sales, an 18% increase in service revenue, and a 247% increase in equipment revenue, excluding USSC shipments in 1998. The Company's contractual obligation for shipment of laser systems under a supply agreement with USSC was fulfilled in September 1998. Revenues under this agreement were $1,245,000 for the three months ended June 30, 1998. As such, there were no sales to USSC during the three months ended June 30, 1999.

     Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 14% in sales of coronary angioplasty catheters and a 34% increase in sales of lead removal devices over our 1998 levels. These increases were primarily a result of unit volume increases combined with increased average selling prices across each product line in the United States and Europe.

     Gross margins increased to 65% during the three months ended June 30, 1999 as compared to 61% for the three months ended June 30, 1998. This improvement was due to a combination of improved manufacturing efficiencies, price increases averaging 5% on our catheter products effective in December 1998, and a higher proportion of disposables revenue in relation to total revenue, which generates higher margins than equipment or service.

     Operating expenses grew 47% during the three months ended June 30, 1999 to $5,773,000 as compared to $3,939,000 for the three months ended June 30, 1998, primarily due to one-time charges associated with reorganization costs in Europe and litigation reserves for a third-party patent infringement claim.

     Marketing and sales expenses increased by 2% to $2,238,000 for the three months ended June 30, 1999, due primarily to increased personnel costs as compared to the same period in 1998.

Item 2.  Management's Discussion and Analysis of  Results of Operations and
              Financial Condition (cont'd)

     General and administrative expense decreased by 18% to $922,000 for the three months ended June 30, 1999, due primarily to decreased personnel costs as compared to the three months ended June 30, 1998.

     Royalties expense represent costs paid for license agreements on our products. Royalties expense increased by 443% to $239,000 for the three months ended June 30, 1999. This increase is due to $130,000 of royalties expense accrued in the first quarter of 1998 which were reversed during the three months ended June 30, 1998. The $130,000 accrued during the first quarter of 1998 were for new products that were subsequently determined to be non-royalty bearing.

     Research and development expense increased by 76% to $1,016,000. This increase is due to increased product development costs and clinical trial costs associated with peripheral angioplasty to clear blockages in the upper and lower leg.

     Reorganization costs and litigation reserves totaling $1,358,000 were recorded for the three months ended June 30, 1999 and are explained within the notes to the financial statements (note 8 and 9).

     Interest income increased due to higher cash averages as a result of cash received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense was virtually unchanged from the prior year and related primarily to interest charges on our equipment loan.

     Loss from continuing operations for the three months ended June 30, 1999 increased by 117% to a loss of $2,517,000 from a loss of $1,161,000 for the three months ended June 30, 1998 primarily due to one-time charges of $1,358,000 for reorganization costs and litigation reserves.

U.S. Medical

     Revenue from our core medical business in the United States increased 64% to $4,306,000 for the three months ended June 30, 1999 as compared to revenue of $2,618,000 for the three months ended June 30, 1998, excluding the equipment revenue of $1,245,000 from USSC during the three months ended June 30, 1998. Equipment revenue, excluding shipments to USSC in 1998, increased by 408%. Disposables revenue increased 37%, led by a 33% increase in coronary angioplasty revenue and a 24% increase in lead removal device sales. Service revenue increased 19%.

     Loss from continuing operations increased 122% to a loss of $1,437,000 for the three months ended June 30, 1999 as compared to a loss of $646,000 for the three months ended June 30, 1998. The increased net loss was primarily due to increased operating expenses led by one-time charges associated with litigation reserves.

Item 2.  Management's Discussion and Analysis of  Results of Operations and
              Financial Condition (cont'd)

Europe  Medical

     Revenue from our medical business in Europe decreased 4% to $631,000 for the three months ended June 30, 1999 as compared to revenue of $655,000 for the three months ended June 30, 1998. This decrease was primarily due to a decrease in equipment sales.

     Loss from continuing operations from European operations increased 110% to a loss of $1,080,000 for the three months ended June 30, 1999 as compared to a loss of $515,000 for the three months ended June 30, 1999. This increase is primarily attributed to a 15% increase in operating expenses associated with the closeout of certain European clinical trials and one-time charges associated with reorganization costs.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 caused a decrease in revenues and operating expenses of less than 1% of consolidated revenues and operating expenses.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue from the core medical business, which excludes 1998 revenue from the shipment of equipment to USSC of $2,490,000, increased to $9,007,000, or 40%, for the six months ended June 30, 1999 as compared to $6,431,000 for the six months ended June 30, 1998. Increased revenue included a 35% increase in disposables sales, a 30% increase in service revenue, and a 99% increase in equipment revenue, excluding USSC shipments in 1998. The Company's contractual obligation for shipment of laser systems under a supply agreement with USSC was fulfilled in September 1998. Revenues under this agreement were $2,490,000 for the three months ended June 30, 1998. As such, there were no sales to USSC during the six months ended June 30, 1999.

     Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 21% in sales of coronary angioplasty catheters and a 35% increase in sales of lead removal devices over our 1998 levels. These increases were primarily a result of unit volume increases combined with increased average selling prices across each product line in the United States and Europe.

     Gross margins increased to 66% during the six months ended June 30, 1999 as compared to 61% for the six months ended June 30, 1998. This improvement was due to a combination of improved manufacturing efficiencies, price increases averaging 5% on our catheter products effective in December 1998, and a higher proportion of disposable revenue in relation to total revenue, which generates higher margins than equipment or service.

     Operating expenses grew 28% during the six months ended June 30, 1999 to $9,898,000 as compared to $7,751,000 for the six months ended June 30, 1998 due primarily one-time reorganization and litigation charges combined with increased research and development cost.

Item 2.  Management's Discussion and Analysis of  Results of Operations and
              Financial Condition (cont'd)

     Marketing and sales expenses remained stable at $4,402,000 for the six months ended June 30, 1999.

     General and administrative expense decreased by 6% to $1,901,000 for the six months ended June 30, 1999. This decrease is attributable primarily to reduced personnel costs as compared to the six months ended June 30, 1998.

     Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increased by 19% to $434,000 for the six months ended June 30, 1999. This increase is attributable to increased revenue.

     Research and development expense increased by 82% to $1,803,000. This increase was due to increased product development costs and clinical trial costs associated with peripheral angioplasty to clear blockages in the upper and lower leg.

     Reorganization costs and litigation reserves totaling $1,358,000 were recorded during the six months ended June 30, 1999 and are explained in more detail within the notes to the financial statements (note 8 and 9).

     Interest income increased slightly for the six months ended June 30, 1999 due to higher cash averages as a result of cash received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense related primarily to interest charges on our equipment loan was unchanged as compared to last year.

     Loss from continuing operations for the six months ended June 30, 1999 increased by 77% to a loss of $3,915,000 from a loss of $2,215,000 for the six months ended June 30, 1998 primarily due to reorganization costs and litigation reserves of $1,358,000, and increased research and development expenses.


U.S. Medical

     Revenue from our core medical business in the United States increased 47% to $7,742,000 for the six months ended June 30, 1999 as compared to revenue of $5,265,000 for the six months ended June 30, 1998, excluding the equipment revenue of $2,490,000 from USSC during the six months ended June 30, 1998. Equipment revenue, excluding shipments to USSC in 1998, increased by 121%. Disposables revenue increased 42%, led by a 40% increase in coronary angioplasty revenue and a 28% increase in lead removal device sales. Service revenue increased 32%.

     Loss from continuing operations from this unit increased 130% to a loss of $2,567,000 for the six months ended June 30, 1999 as compared to a loss of $1,116,000 for the six months ended June 30, 1998. The increased net loss was primarily due to increased operating expenses led by one-time charges associated with litigation reserves and increased research and development expenses.

Item 2.  Management's Discussion and Analysis of  Results of Operations and
              Financial Condition (cont'd)

Europe  Medical

     Revenue from our medical business in Europe increased 8% to $1,265,000 for the six months ended June 30, 1999 as compared to revenue of $1,166,000 for the six months ended June 30, 1998. This increase was primarily due to an increase in disposables revenue.

     Loss from continuing operations from European operations increased 23% to a loss of $1,348,000 for the six months ended June 30, 1999 as compared to a loss of $1,099,000 for the six months ended June 30, 1999. This increased loss is primarily attributed to one-time charges associated with reorganization costs.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuations in Dutch guilder currency rates during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 caused a decrease in revenues and operating expenses of less than 1% of consolidated revenues and operating expenses.

Liquidity and Capital Resources

     As of June 30, 1999, we had cash, cash equivalents and investment securities of $23,376,000 compared to $4,158,000 at December 31, 1998. In February 1999, Spectranetics completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, therefrom of $6,537,000. In June 1999, the Company completed the sale of PTI for cash of $15,000,000.

     Cash used by operating activities totaled $2,086,000 for the six months ended June 30, 1999, primarily due to uses of cash for the net loss from continuing operations of $3,915,000 and other uses of cash totaling $564,000 related to increased inventories and $151,000 related to decreased deferred revenue. These uses of cash were offset by cash provided of $460,000 due to decreases in accounts receivable, $299,000 of decreases in other assets and $1,032,000 of increases in accounts payable and accrued liabilities. The table below describes the growth in receivables and inventory in relative terms, through the calculation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.


                                    June 30, 1999        December 31, 1998
                                    -------------        -----------------
   Days Sales Outstanding                 64                     74
   Inventory Turns                       3.1                    4.1


     Receivables considered to be overdue were not material as of June 30, 1999 or December 31, 1998. The decline in inventory turns is primarily due to increased equipment inventory at June 30, 1999 as compared to December 31, 1998.

Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition (cont'd)

     Net cash provided by investing activities was $9,834,000 for the six months ended June 30, 1999 primarily due to $14,346,000 of net proceeds from the sale of PTI and $1,140,000 of net cash received from PTI offset by a $5,503,000 increase in short-term investments. Capital expenditures were $149,000 for the six months ended June 30, 1999 as compared to $862,000 for six months ended June 30, 1998. Most of the capital expenditures incurred during the six months ended June 30, 1998 related to implementation costs associated with a new computer system. Since the implementation was completed in 1998, no such costs have been incurred in during the six months ended June 30, 1999.

     Net cash provided by financing activities was $5,994,000. This cash was comprised of net proceeds from the private stock placement which totaled $6,537,000, and $55,000 from the sales of common stock associated with stock option exercises, which were offset by $598,000 from principal payments on debt and capital lease obligations.

     During 1997, we secured a $2,000,000 credit line collateralized by equipment (equipment line). The equipment line bears interest, which is accrued monthly, at a rate equal to one-quarter of a percent above the prime rate (interest rate of 8.25% at June 30, 1999), and matures on December 23, 2000. At June 30, 1999, the equipment line had an outstanding balance of $1,200,000. As of December 31, 1998, we were in breach of certain covenants under this agreement, for which we obtained a waiver from the lender. As of June 30, 1999 we are in compliance with the debt covenants and we expect to remain compliant with these covenants for the remainder of 1999.

     During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At June 30, 1999, the loan had an outstanding balance of $268,000.

     At June 30, 1999 and December 31, 1998, we placed a number of systems on rental, loan and fee per procedure programs. A total of $2,677,000 and $2,350,000 were recorded as equipment held for rental or loan as of June 30, 1999 and December 31, 1998, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our installed base of laser systems in major cardiac centers.

     We currently use four placement programs:

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

Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition (cont'd)

     (2) Sliding scale rental programs - This rental program was introduced in June 1999 and is similar to the straight rental program. However, rental revenues under this program vary on a sliding scale depending on the customer's catheter purchases each month. Rental revenues are invoiced on a monthly basis and revenue is recognized upon invoicing.

     (3) Loan programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is made to create awareness of the product and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the equipment held for rental or loan account upon shipment of the laser system. The laser systems are depreciated over a three to five year period that is expensed to cost of revenue.

     (4) Fee per procedure programs - This program is similar to the rental program except that revenues are derived from a premium attached to the sale of each single-use laser catheter. Revenue equal to the premium charged above list price for each catheter sold is recognized as rental revenues. This rental income is immaterial to the financial statements, representing less than 1% of consolidated revenue. All other accounting treatment is consistent with that noted above in the "rental programs".

     We believe our liquidity and capitalization as of June 30, 1999 is sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels and attaining profitability will be necessary to sustain us over the long-term.

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

     Because we believe that our primary Y2K issues could arise in the area of internal systems, we have focused on this area and have almost completed this phase of our Y2K project. New computer systems, which are designed to be Y2K compliant, were installed and implemented during the first half of 1998 at our facilities in Colorado Springs, Colorado. We are currently evaluating our computer systems at our European subsidiary, Spectranetics International B.V., for Y2K compliance. These computer systems are the foundation for our business operations and include, but are not limited to, business functions such as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts

Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition (cont'd)


payable, and general ledger. We are also in the process of reviewing other equipment that contains date-sensitive information. We have implemented a Y2K compliant phone system at our headquarters and are reviewing other equipment for potential Y2K issues. We expect to complete our review of internal systems by September 30, 1999 and do not expect a material adverse effect on our operations as a result of this review.

     We  have   reviewed  our  products  and   determined   that  there  are  no
date-sensitive fields contained in any of the software within our products; therefore, we do not believe that our products will be affected by Y2K issues.

     We are in the process of identifying any risks associated with the Y2K problem as it relates to outside vendors with systems that interface with our systems. We expect to complete this review by September 30, 1999. Based on a preliminary review of the Y2K impact associated with outside vendors, we do not expect this issue to have a material adverse effect on our operations. However, since third party year 2000 compliance is not within our control, we cannot assure that Y2K issues affecting the systems of other companies on which our systems rely will not have a material adverse effect on our operations.

Costs to Address the Y2K Issue

     Costs from continuing operations to address the Y2K issue include hardware, software, and implementation costs paid to outside consultants associated primarily with the implementation of a new computer system. These costs were directly related to the purchase and implementation of the new computer system, not for the remediation of current systems to make them y2k compliant. For the six months ended June 30, 1999 no costs of this type were incurred. Such costs totaled $791,000 for the year ended December 31, 1998 and were capitalized and will be depreciated over a three to five year period. The costs were financed primarily through financing activities, which include capital leases and a draw on our line of credit. Related depreciation costs for the six months ended June 30, 1999 and 1998 totaled $109,000 and $33,000, respectively. Interest costs associated with the capital leases used to finance hardware and software totaled $5,000 and $9,000, respectively, for the six months ended June 30, 1999 and 1998. We do not expect to incur material future costs associated with the Y2K issue as it relates to internal systems.

No other expenses, which include non-capitalized equipment and consulting costs, were incurred for the three months ended June 30, 1999 and 1998.

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


Risk Factors

     We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At June 30, 1999, we had accumulated $67.3 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

     Limited Cash on Hand, Additional Financing May Be Needed and We May Not Be Able to Obtain It. We believe that our existing cash, cash from operations and financing activities and the proceeds from our private placement to the selling stockholders should be sufficient to support our plans through at least December 31, 2000. However, we may need to raise additional cash prior to that time. We may be unable to obtain additional financing, if needed, on satisfactory terms or at all. If financing is not available on acceptable terms, we may be unable to make capital expenditures, compete effectively or withstand the effects of adverse market and economic conditions. Cash flows from operating activities may not be sufficient to sustain our long-term operations unless we are able to increase sales and control expenses. If we finance future operations through additional issuances of equity securities, you may suffer dilution and the price of the common stock may fall.

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

     We Are Exposed to the Problems that Come from Having International Operations. For the three months ended June 30, 1999, our revenues from international operations represented 13% of consolidated revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Technological Change May Result in Our Products Being Obsolete. With the sale of PTI, substantially all of our revenues are derived from the sale or lease of the CVX-300 laser unit and the sale of disposable devices.
Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

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

     Year 2000 Issues Could Hurt Our Business. We installed and implemented new computer systems at our Colorado facilities in the first half of 1998. Although our new software is designed to be year 2000 compliant, we cannot assure that this software contains all necessary date code changes. We are currently evaluating our other computer systems for year 2000 compliance. Although we expect all of our critical systems to be year 2000 compliant by September 30, 1999, there is a risk that some or all of our systems will not be year 2000 compliant by 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices and do not hold or issue financial instruments for trading purposes. Our debt consists of obligations with a fixed interest rate ranging from 5.75% to 6.51% as well as an obligation with a variable interest rate equal to the prime rate plus three-quarters of a percent. An increase or decrease of 1% in the prime rate would cause interest expense to increase or decrease by approximately $16,000 over a twelve month period.

Part II.---OTHER INFORMATION

Item 1. Legal Proceedings

     In 1993, we entered into a license agreement with Pillco Limited Partnership granting us a license regarding certain patents. In 1996, Pillco Limited Partnership transferred all of its right, title and interest in the patents and license agreement to Interlase LP. In July 1998, we were served a Garnishment Summons instructing us to make royalty payments due under the license to the ex-wife of one of the named inventors of the licensed patents, who is also a partner of Interlase LP. The Garnishment Summons was issued by a state court in Virginia where this divorce proceeding was pending. In September 1998, Interlase LP purported to assign all of its right, title and interest in the patents to White Star Holdings, Ltd. ("White Star"), an offshore company. White Star subsequently demanded payment of the royalties. In light of the competing demands from White Star and a Receiver appointed by the Virginia court to collect the assets of Interlase LP, we notified White Star and the Receiver that the funds would be deposited into a segregated, interest-bearing account until we could determine the rightful owner of the royalty payments. In October 1998, White Star filed suit against us in the U.S. District Court for the District of Colorado, alleging that we breached the license agreement by failing to remit the royalty payments. We responded to White Star's claim by following well-established procedure and requesting that the court determine which of White Star and the Interlase LP Receiver is entitled to receive the royalty payments. We also requested and were granted permission to deposit all of the disputed royalties into the registry of the Court. In January 1999, White Star issued a notice to us purporting to terminate the license agreement. White Star proceeded to distribute a press release describing the purported termination of the license agreement. In January 1999, we sought and were granted a temporary restraining order restraining White Star and its agents from taking any further steps to terminate the license agreement, from issuing further press releases concerning the litigation or the status of the license agreement, and from contacting any of our customers regarding such matters. In March 1999, a preliminary injunction was issued by the U.S. District Court of Colorado restraining White Star from all actions described in the temporary restraining order. In July 1999, two Virginia courts ruled that Spectranetics is a valid holder of a patent license entitling the Company to develop, manufacture, market, and distribute its CVX-300(R) eximer laser system.

     We have filed a motion with the U.S. District Court of Colorado to assert additional claims against White Star.

Items 2-3.        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on June 8, 1999 for the following purposes:

     1) Proposal One: The election of the following members of the Board of Directors was approved as follows:

               Emile J. Geisenheimer received 18,085,521 affirmative votes and 463,827 votes were withheld.

               John G. Schulte received 18,085,521 affirmative votes and 463,827 votes were withheld.

     2) Proposal Two: The ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 1999 was approved as follows:

               18,468,155 shares voted in favor of this proposal, 40,253 shares voted against this proposal, and 40,940 shares abstained from voting.




Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following documents are filed herewith and made a part of this report on Form 10-Q:

               Exhibit 2.1 - Merger  Agreement  dated as of May 24, 1999 between the Company and affiliates of Keystone.

              Exhibit 27.1 - Financial  Data  Schedule for 1999 Second  Quarter
                             Form 10-Q.

     (b)  Reports on Form 8-K

               Spectranetics   announced  on  May  24,  1999  the  sale  of  its
               industrial   subsidiary,   Polymicro   Technologies,   Inc.   for
               $15,000,000 in cash.
                                    Filed on June 4, 1999

               Spectranetics announced the completion of the sale of Polymicro Technologies, Inc. on June 17, 1999 and filed pro forma financial statements for March 31, 1999 and December 31, 1998.

                                    Filed on July 6, 1999

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    The Spectranetics Corporation
                                              (Registrant)

August 13, 1999                     By:   /s/ Guy A. Childs
                                          -----------------------------------
                                          Guy A. Childs
                                          Vice President, Finance
                                          Secretary/Treasurer and
                                          Chief Financial Officer (Acting)

THE SPECTRANETICS CORPORATION
Form 10-Q for the Period Ended June 30, 1999

EXHIBIT INDEX

Exhibit
Number            Description
--------------------------------------------------------------------------------

2.1 Merger Agreement dated as of May 24, 1999 between the Company and affiliates of Keystone.(1)

27.1      Financial Data Schedule for 1999 Second Quarter Form 10-Q.






(1) Incorporated by reference to exhibit previously filed by the Company on Form 8-K, filed on June 4, 1999