Form 10-Q
period 1999-09-30
SPECTRANETICS CORP
filed 1999-11-15
CIK 789132

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         COMMISSION FILE NUMBER 0-19711

                          THE SPECTRANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)


                DELAWARE                                 84-0997049
     (State or other jurisdiction of         I.R.S. Employer Identification No.)
     incorporation or organization)


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

         As of October 22, 1999, there were 23,034,886 outstanding shares of Common Stock.


================================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              September 30, 1999   December 31, 1998
                                                              ------------------   -----------------
Assets:
Current assets:
 Cash and cash equivalents                                        $      6,940       $      4,158
 Investment securities                                                  15,110                 --
 Trade accounts receivable, net of allowance                             4,744              4,099
 Inventories (note 5)                                                    1,778              2,095
 Other current assets                                                      445                313
 Net assets of discontinued operations (note 4)                             --                803
                                                                  ------------       ------------
     Total current assets                                               29,017             11,468
Property and equipment, net                                              3,213              3,129
Other intangible assets, net                                             1,195              1,368
Other assets                                                               315                495
Net assets of discontinued operations (note 4)                              --              4,925
                                                                  ------------       ------------
     Total Assets                                                 $     33,740       $     21,385
                                                                  ============       ============
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
 Accounts payable and accrued liabilities (note 8)                $      5,870       $      4,586
 Deferred revenue (note 6)                                                 878              1,002
 Current portion of notes payable                                          944                950
 Current portion of capital lease obligations                               57                118
                                                                  ------------       ------------
     Total current liabilities                                           7,749              6,656
                                                                  ------------       ------------
Deferred revenue and other liabilities (note 6)                          2,028              2,028
Notes payable, net of current portion                                      600              1,346
Capital lease obligations, net of current portion                           39                 87
                                                                  ------------       ------------
     Total long-term liabilities                                         2,667              3,461
                                                                  ------------       ------------
Total liabilities                                                       10,416             10,117
                                                                  ------------       ------------
Shareholders'Equity:
 Preferred stock, $.001 par value
  Authorized 5,000,000 shares; none issued                                  --                 --
 Common stock, $.001 par value
  Authorized 60,000,000 shares; issued and outstanding
  23,034,004 and 19,110,825 shares, respectively (note 3)                   23                 19
 Additional paid-in capital                                             91,065             84,131
 Accumulated other comprehensive loss                                     (119                (92
 Accumulated deficit                                                   (67,645            (72,790
                                                                  ------------       ------------
     Total shareholders' equity                                         23,324             11,268
                                                                  ------------       ------------
     Total Liabilities and Shareholders'Equity                    $     33,740       $     21,385
                                                                  ============       ============

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    Three Months Ended September 30,        Nine Months Ended September 30,
                                                        1999                1998                1999                1998
                                                    ------------        ------------        ------------        ------------
Revenue - Core medical                              $      6,644        $      4,177        $     15,651        $     10,608
Revenue - USSC                                                --                 460                  --               2,950
                                                    ------------        ------------        ------------        ------------
  Total revenue                                            6,644               4,637              15,651              13,558
                                                    ------------        ------------        ------------        ------------
Cost of revenue - Core medical                             2,258               1,714               5,362               4,142
Cost of revenue - USSC                                        --                 181                  --               1,213
                                                    ------------        ------------        ------------        ------------
  Total cost of revenue                                    2,258               1,895               5,362               5,355
                                                    ------------        ------------        ------------        ------------
Gross margin - Core medical                                4,386               2,463              10,289               6,466
Gross margin - USSC                                           --                 279                  --               1,737
                                                    ------------        ------------        ------------        ------------
  Total gross margin                                       4,386               2,742              10,289               8,203
                                                    ------------        ------------        ------------        ------------
Gross margin %                                                66%                 59%                 66%                 61%

Operating Expenses:
  Marketing and sales                                      2,658               2,349               7,060               6,734
  General and administrative                               1,276                 816               3,177               2,829
  Royalties expense                                          333                 145                 767                 509
  Research and development                                   841                 435               2,644               1,424
  Reorganization costs and litigation
   reserves (note 8 and 9)                                    --                  --               1,358                  --
                                                    ------------        ------------        ------------        ------------
      Total operating expenses                             5,108               3,745              15,006              11,496
                                                    ------------        ------------        ------------        ------------
Operating Loss                                              (722)             (1,003)             (4,717)             (3,293)
Other Income (Expense):
  Interest income                                            300                  32                 462                 186
  Interest expense                                           (37)                (52)               (126)               (141)
  Other, net                                                 134                  (2)                141                   8
                                                    ------------        ------------        ------------        ------------
      Total other income (expense)                           397                 (22)                477                  53
                                                    ------------        ------------        ------------        ------------
Loss from Continuing Operations                             (325)             (1,025)             (4,240)             (3,240)
Discontinued Operations:
  Gain from sale of discontinued industrial
   subsidiary, (net of $150 income taxes)                     --                  --               8,664                  --
  Income from operations of discontinued
   industrial subsidiary                                      --                 191                 721                 627
                                                    ------------        ------------        ------------        ------------
Income from Discontinued Operations                           --                 191               9,385                 627
                                                    ------------        ------------        ------------        ------------
Net Income (Loss)                                           (325)               (834)              5,145              (2,613)
Other Comprehensive Loss -
  foreign currency translation                                23                  44                 (27)                 51
                                                    ------------        ------------        ------------        ------------
Comprehensive Loss                                  $       (302)       $       (790)       $      5,118        $     (2,562)
                                                    ============        ============        ============        ============

Loss from Continuing Operations per share -
  basic and diluted                                 $      (0.01)       $      (0.05)       $      (0.19)       $      (0.17)
Income from Discontinued Operations
  per share - basic and diluted                               --                0.01                0.42                0.03
                                                    ------------        ------------        ------------        ------------
Net Income (Loss) per share -
  basic and diluted                                 $      (0.01)       $      (0.04)       $       0.23        $      (0.14)
                                                    ============        ============        ============        ============
Weighted Average Common Shares
  Outstanding - basic and diluted                     22,989,673          19,110,054          22,171,926          18,986,914
                                                    ============        ============        ============        ============

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      Nine Months Ended September 30,
                                                                         1999                 1998
                                                                      ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $    5,145           $   (2,613)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
  Income from discontinued industrial subsidiary                            (721)                (627)
  Gain on sale of discontinued industrial subsidiary                      (8,664)                  --
  Depreciation and amortization                                            1,042                  741
  Net change in operating assets and liabilities                            (109)              (3,414)
                                                                      ----------           ----------
     Net cash used by operating activities                                (3,307)              (5,913)
                                                                      ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (234)              (1,018)
  Net cash received from discontinued industrial subsidiary                1,140                1,418
  Net proceeds from sale of discontinued industrial subsidiary            14,346                   --
  (Increase) decrease in short-term investments                          (15,110)               1,968
                                                                      ----------           ----------
     Net cash provided by investing activities                               142                2,368
                                                                      ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of common stock options                         261                  419
  Proceeds from line of credit                                                --                  900
  Proceeds from private placement of common stock, net                     6,537                   --
  Principal payments on obligations under
     capital leases and notes payable                                       (831)                (332)
                                                                      ----------           ----------
     Net cash provided by financing activities                             5,967                  987
                                                                      ----------           ----------
Effect of exchange rate changes on cash                                      (20)                  25
                                                                      ----------           ----------
Net increase (decrease) in cash and cash equivalents                       2,782               (2,533)
Cash and cash equivalents at beginning of period                           4,158                6,532
                                                                      ----------           ----------
Cash and cash equivalents at end of period                            $    6,940           $    3,999
                                                                      ==========           ==========
Supplemental disclosures of cash flow information --
  Cash paid for interest                                              $      139           $      136
                                                                      ==========           ==========
Supplemental disclosure of noncash  investing
  and financing activities:
  Transfers from inventory to equipment held for
     rental or loan                                                   $      626           $      795
                                                                      ==========           ==========

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

         Certain reclassifications have been made in the financial statements to conform with financial statements as presented at September 30, 1999.

(2)      LOSS PER SHARE

         The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS
128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three and nine months ended September 30, 1999 and 1998, as all potential common stock instruments were anti-dilutive.

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

         The income from PTI up to the date of disposal is shown as "income from operations of discontinued industrial subsidiary" on the consolidated statement of operations. The net assets of PTI have been disclosed as the "net assets (current and non-current) of discontinued operations" on the condensed consolidated balance sheet at December 31, 1998.

(5)      INVENTORIES

         Components of inventories are as follows (in thousands):

                                    SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                    ------------------       -----------------
            Raw Materials               $      595               $      420
            Work in Process                    607                      544
            Finished Goods                     576                    1,132
                                        ----------               ----------
                                        $    1,778               $    2,095
                                        ==========               ==========

(6)      DEFERRED REVENUE

         In 1997, the Company entered into a license and supply agreement with USSC, whereby USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. No revenue related to these agreements was realized during the three and nine months ended September 30, 1999. Revenue recognized related to the agreement during the three and nine months ended September 30, 1999 was $460,000 and $2,950,000, respectively. The remaining deferred revenue balance of $2,028,000 is shown as non-current on the balance sheet at September 30, 1999 and December 31, 1998 as delivery dates are unknown due to the Baxter Healthcare litigation (see note 9).

         Other deferred revenue - current in the amounts of $878,000 and $1,002,000 at September 30, 1999 and December 31, 1998, respectively, relates primarily to payments in advance for various product maintenance contracts, whereby revenue is initially deferred and amortized over the life of the contract, which is generally one year.

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

         Certain elements within the segment reporting financial information at September 30, 1998 and December 31, 1998 have been reclassified to conform with the segment reporting as presented at September 30, 1999.

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At September 30, 1999, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic area served by this segment also includes Canada, Mexico, South America and Asia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 1999 and 1998, cost allocations of these functions to Europe Medical have not been performed, except for a $30,000 allocation to income from operations of discontinued industrial subsidiary for general and administrative activities for the three months ended September 30, 1998, and an allocation of $190,000 and $90,000 to income from operations of discontinued industrial subsidiary for the nine months ended September 30, 1999 and 1998, respectively.

         Revenue associated with intersegment transfers to Europe Medical were $268,000 and $352,000 for the three months ended September 30, 1999 and 1998, respectively, and $1,236,000 and $1,221,000 for the nine months ended September 30, 1999 and 1998, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and nine months ended September 30, 1999 and 1998, intersegment revenue and intercompany profits have been eliminated in the segment information in the table shown below.

EUROPE MEDICAL

         The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are similar in nature to U.S. Medical products and were distributed primarily through third-party distributors for the nine months ended September 30, 1998. Beginning in January 1999, the Company established a direct sales force in Germany, which accounts for the majority of the revenues within this segment. The Company has received CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

         Summary financial information relating to reportable continuing segment operations is as follows. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands).

                                 THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
   REVENUE:                           1999              1998              1999              1998
                                 ------------        ------------    ------------        -----------

   U.S. Medical                    $    5,829        $    4,094        $   13,571        $   11,849

   Europe Medical                         815               543             2,080             1,709
                                   ----------        ----------        ----------        ----------

        Total revenues             $    6,644        $    4,637        $   15,651        $   13,558
                                   ==========        ==========        ==========        ==========

         For the three months ended September 30, 1998, revenue from one customer from the U.S. Medical segment totaled $460,000, or 10% of total revenues. For the nine months ended September 30, 1998, revenue from one customer from the U.S. Medical segment totaled $2,950,000, or 22% of total revenues.

                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                           SEPTEMBER 30,                          SEPTEMBER 30,
   SEGMENT NET LOSS:                  1999               1998               1999               1998
                                   ----------         ----------         ----------         ----------

   U.S. Medical (1)                $      (16)        $     (190)        $   (2,583)        $   (1,306)

   Europe Medical (1)                    (309)              (835)            (1,657)            (1,934)
                                   ----------         ----------         ----------         ----------

        Total net loss             $     (325)        $   (1,025)        $   (4,240)        $   (3,240)
                                   ==========         ==========         ==========         ==========

        (1) Includes one-time charges totaling $1,358,000 related to reorganization costs and litigation reserves for the nine months ended September 30, 1999.

                                                               SEPTEMBER 30,        DECEMBER 31,
            SEGMENT ASSETS:                                         1999                1998
                                                               -------------        ------------

            U.S. Medical                                        $     32,061        $     13,526
            Europe Medical                                             1,679               2,131
                                                                ------------        ------------

                Subtotal - Medical                                    33,740              15,657

            Total assets of discontinued operations                       --               5,728
                                                                ------------        ------------

                Total assets                                    $     33,740        $     21,385
                                                                ============        ============


(8)      REORGANIZATION COSTS

         During the three months ended June 30, 1999, the Company initiated a reorganization of its subsidiary in Europe consisting primarily of a change in management. Costs associated with the reorganization relate primarily to termination and severance costs.

(9)      COMMITMENTS AND CONTINGENCIES

         On August 6, 1999, the Company was notified of a lawsuit claiming patent infringement which was filed in Delaware by Baxter Healthcare Corporation. The lawsuit seeks an injunction against further alleged infringement of the patents as well as unspecified damages. The Company is aware of these patents and does not believe any patent infringement has occurred. The Company has accrued for costs incurred and expected to be incurred as a result of this claim. We have assessed the range of costs to be incurred and have accrued costs at the lower end of the range, as there is no better estimate within that range. However, it is difficult to assess the costs involved related to the defense and resolution of this claim. As such, the possibility exists that the costs to resolve this matter may exceed the amount accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORPORATE OVERVIEW

              We develop, manufacture, service and distribute an excimer laser unit and fiber optic delivery system for the treatment of certain coronary and vascular conditions.

              Our revenues are dependent on market acceptance of current FDA-approved products and obtaining clinical data supporting regulatory approvals for new products. We sell the only excimer laser system that has been market approved by the FDA in the United States for multiple applications - coronary angioplasty and pacemaker and defibrillator lead removal. The Company has received CE Mark approval in Europe to market its excimer laser system for three applications coronary angioplasty, lead removal and peripheral angioplasty to clear blockages in leg arteries. Our laser system competes primarily against alternative technologies including balloon catheters, cardiovascular stents and mechanical artherectomy devices.

              Our strategy is to expand our installed base of excimer laser systems, increase catheter utilization of existing customers, and develop additional procedures for our excimer laser system. In 1999, we initiated clinical trials evaluating the use of our excimer laser system to treat restenosed stents and blockages in the legs. These trials will take approximately three years to complete depending on the type and size of the trial, patient enrollment, and our ability to fund these trials. To implement our strategy, we intend to continue to accelerate investment in the development of new products, clinical trials for additional applications, as well as additional sales and marketing resources. This investment may result in operating losses in the current and future years.

RESULTS OF OPERATIONS

              In this section, we discuss revenue and net income (loss) results for the three and nine months ended September 30, 1999 and 1998. We begin with a general overview, then discuss revenue and net income (loss) from our two operating units.

              On August 6, 1999, one of the our competitors, Boston Scientific Corporation, announced a product recall of their rotational atherectomy system. We believe that a large part of the increase within our coronary angioplasty product line was directly related to the recall. They are working with the Food and Drug Administration seeking approval to market the recalled rotational atherectomy system once the safety issues with the products have been addressed. To date, this approval has not been granted. Boston Scientific has begun introducting their first generation rotational atherectomy system which was not affected by the recall and expects to be able to supply approximately $15,000,000 of their pre-recall quarterly run rate of $30,000,000 in the fourth quarter of 1999.

              We believe that we can retain the majority of the business gained since the product recall was announced but our ability to do so depends on, among other things, the acceptance of excimer laser angioplasty as a viable alternative to rotational atherectomy, the ability of Boston Scientific Corporation to supply the first generation rotational atherectomy system to its customers and the timing of the reintroduction of the recalled rotational atherectomy to Boston Scientific's customers.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

FINANCIAL OVERVIEW

             REVENUE PER OPERATING UNIT

                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
   REVENUE:                           1999              1998              1999              1998
                                   ----------        ----------        ----------        ----------

   U.S. Medical                    $    5,829        $    4,094        $   13,571        $   11,849

   Europe Medical                         815               543             2,080             1,709
                                   ----------        ----------        ----------        ----------

        Total revenues             $    6,644        $    4,637        $   15,651        $   13,558
                                   ==========        ==========        ==========        ==========


LOSS FROM CONTINUING OPERATIONS PER OPERATING UNIT

                                         THREE MONTHS ENDED                    NINE MONTHS ENDED
    SEGMENT LOSS FROM                      SEPTEMBER 30,                         SEPTEMBER 30,
    CONTINUING OPERATIONS:            1999               1998               1999               1998
                                   ----------         ----------         ----------         ----------

   U.S. Medical (1)                $      (16)        $     (190)        $   (2,583)        $   (1,306)

   Europe Medical (1)                    (309)              (835)            (1,657)            (1,934)
                                   ----------         ----------         ----------         ----------

        Total net loss             $     (325)        $   (1,025)        $   (4,240)        $   (3,240)
                                   ==========         ==========         ==========         ==========

       (1) Includes one-time charges totaling $1,358,000 related to reorganization costs and litigation reserves for the nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue from the core medical business, which excludes 1998 revenue from the shipment of equipment to USSC of $460,000, increased by 59% to $6,644,000, or 59%, for the three months ended September 30, 1999 as compared to $4,177,000 for the three months ended September 30, 1998. Increased revenue included an 83% increase in disposables sales, a 9% increase in service revenue, and a 36% increase in equipment revenue, excluding USSC shipments in 1998. The Company's contractual obligation for shipment of laser systems under a supply agreement with USSC was fulfilled in September 1998. As such, there were no sales to USSC during the three months ended September 30, 1999. Revenues under this agreement were $460,000 for the three months ended September 30, 1998.

         Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 168% in sales of coronary angioplasty catheters and a 5% increase in sales of lead removal devices over our 1998 levels. These increases were primarily a result of unit volume increases combined with increased average selling prices across each product line in the United States and Europe.

         Gross margins increased to 66% during the three months ended September 30, 1999 as compared to 59% for the three months ended September 30, 1998. This improvement was due to a combination of improved manufacturing efficiencies, price increases averaging 5% on our catheter products effective in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)

December 1998, and a higher proportion of disposables revenue in relation to total revenue, which generates higher margins than equipment or service.

         Operating expenses grew 36% during the three months ended September 30, 1999 to $5,108,000 as compared to $3,745,000 for the three months ended September 30, 1998.

         Marketing and sales expenses increased by 13% to $2,658,000 for the three months ended September 30, 1999 as compared to $2,349,000 for the same period for 1998. This increase relates to costs incurred primarily in the United States for additional sales personnel and increased commissions relative to the increase in revenue.

         General and administrative expenses grew 56% to $1,276,000 for the three months ended September 30, 1999 as compared to $816,000 for the three months ended September 30, 1998. This increase is primarily attributable to two factors: (1) accrued costs associated with incentive pay which will be paid only if certain predetermined financial targets are met for the twelve months ended December 31, 1999 and (2) increased legal fees primarily due to the White Star matter discussed within Legal Proceedings on page 23.

         Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increase by 130% to $333,000 for the three months ended September 30, 1999 as a direct result of increased revenue as compared to the three months ended September 30, 1998.

         Research and development increased by 93% to $841,000 for the three months ended September 30, 1999. This increase is due to increased product development costs and clinical trial costs associated with peripheral angioplasty to clear blockages in the upper and lower leg and the debulking of blockages with restenosed, or blocked, stents.

         Interest income increased due to higher cash averages as a result of cash received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense decreased slightly from the prior year and related primarily to interest charges on our equipment loan.

         Loss from continuing operations for the three months ended September 30, 1999 decreased by 68% to a loss of $325,000 from a loss of $1,025,000 for the three months ended September 30, 1998 primarily due to increases in revenue and gross margin offset by increases in expenses discussed above.

U.S. MEDICAL

         Revenue from our core medical business in the United States increased 60% to $5,829,000 for the three months ended September 30, 1999 as compared to revenue of $3,634,000 for the three months ended September 30, 1998, excluding the equipment revenue of $460,000 from USSC during the three months ended September 30, 1998. Equipment revenue, excluding shipments to USSC in 1998, increased by 44%. Disposables revenue increased 81%, led by a 171% increase in coronary angioplasty revenue and offset by a 6% decrease in lead removal products. Service revenue increased 15%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)

         Loss from continuing operations decreased 92% to a loss of $16,000 for the three months ended September 30, 1999 as compared to a loss of $190,000 for the three months ended September 30, 1998. The decreased net loss was primarily due to increased revenue and gross margin offset by increased operating expenses.

EUROPE  MEDICAL

         Revenue from our medical business in Europe increased 50% to $815,000 for the three months ended September 30, 1999 as compared to revenue of $543,000 for the three months ended September 30, 1998. This increase was primarily due to an increase in disposables revenue.

         Loss from continuing operations from European operations decreased 63% to a loss of $309,000 for the three months ended September 30, 1999 as compared to a loss of $835,000 for the three months ended September 30, 1998. This decrease is primarily attributed to increased revenues and gross margin, combined with a 20% decrease in operating expenses associated with the closeout of certain European clinical trials.

         The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 caused a decrease in revenues and operating expenses of 1% of consolidated revenues and operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue from the core medical business, which excludes 1998 revenue from the shipment of equipment to USSC of $2,950,000, increased by 48% to $15,651,000, or 48%, for the nine months ended September 30, 1999 as compared to $10,608,000 for the nine months ended September 30, 1998. Increased revenue included a 52% increase in disposables sales, a 22% increase in service revenue, and a 64% increase in equipment revenue. The Company's contractual obligation for shipment of laser systems under a supply agreement with USSC was fulfilled in September 1998. As such, there were no sales to USSC during the nine months ended September 30, 1999. Revenues under this agreement were $2,950,000 for the nine months ended September 30, 1998.

         Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 72% in sales of coronary angioplasty catheters and a 23% increase in sales of lead removal devices over our 1998 levels. These increases were primarily a result of unit volume increases combined with increased average selling prices across each product line in the United States and Europe.

         Gross margins increased to 66% during the nine months ended September 30, 1999 as compared to 61% for the nine months ended September 30, 1998. This improvement was due to a combination of improved manufacturing efficiencies, price increases averaging 5% on our catheter products effective in December 1998, and a higher proportion of disposable revenue in relation to total revenue, which generates higher margins than equipment or service.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)

         Operating expenses grew 31% during the nine months ended September 30, 1999 to $15,006,000 as compared to $11,496,000 for the nine months ended September 30, 1998 due primarily to one-time reorganization and litigation charges combined with increased research and development cost.

         Marketing and sales expenses increased by 5% to $7,060,000 for the nine months ended September 30, 1999. This increase relates to costs incurred in the United States for additional sales personnel and increased commissions relative to the increase in revenue, which total approximately $900,000. This increase in the United States is offset by a decrease in Europe of approximately $600,000 due to the completion of certain European clinical trials in 1998.

         General and administrative expense increased by 12% to $3,177,000 for the nine months ended September 30, 1999. This increase is primarily attributable to increased legal fees associated primarily with the White Star matter discussed further within Legal Proceedings on page 23.

         Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increased by 51% to $767,000 for the nine months ended September 30, 1999. This increase is attributable to increased revenue.

         Research and development expense increased by 86% to $2,644,000 for the nine months ended September 30, 1999. This increase was due to increased product development costs and clinical trial costs associated with peripheral angioplasty to clear blockages in the upper and lower leg and the debulking of blockages within restenosed, or blocked, stents.

         Reorganization costs and litigation reserves totaling $1,358,000 were recorded during the nine months ended September 30, 1999 and are explained in more detail within the notes to the financial statements (note 8 and 9).

         Interest income increased 148% to $462,000 for the nine months ended September 30, 1999 due to higher cash averages as a result of cash received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense decreased slightly from the prior year and related primarily to interest charges on our equipment loan.

         Loss from continuing operations for the nine months ended September 30, 1999 increased by 31% to a loss of $4,240,000 from a loss of $3,240,000 for the nine months ended September 30, 1998 primarily due to reorganization costs and litigation reserves of $1,358,000.

U.S. MEDICAL

         Revenue from our core medical business in the United States increased 53% to $13,571,000 for the nine months ended September 30, 1999 as compared to revenue of $8,899,000 for the nine months ended September 30, 1998, excluding the equipment revenue of $2,950,000 from USSC during the nine months ended September 30, 1998. Equipment revenue, excluding shipments to USSC in 1998, increased by 77%. Disposables revenue increased 57%, led by a 88% increase in coronary angioplasty revenue and a 16% increase in lead removal device sales. Service revenue increased 26%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)

         Loss from continuing operations from this unit increased 98% to a loss of $2,583,000 for the nine months ended September 30, 1999 as compared to a loss of $1,306,000 for the nine months ended September 30, 1998. The increased net loss was primarily due to increased operating expenses led by one-time charges associated with litigation reserves and increased research and development expenses.

EUROPE  MEDICAL

         Revenue from our medical business in Europe increased 22% to $2,080,000 for the nine months ended September 30, 1999 as compared to revenue of $1,709,000 for the nine months ended September 30, 1998. This increase was primarily due to an increase in disposables revenue.

         Loss from continuing operations from European operations decreased 14% to a loss of $1,657,000 for the nine months ended September 30, 1999 as compared to a loss of $1,934,000 for the nine months ended September 30, 1998. This decrease is primarily attributed to increased revenues and an increase in gross margin.

         The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuations in Dutch guilder currency rates during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 caused a decrease in revenues and operating expenses of less than 1% of consolidated revenues and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had cash, cash equivalents and investment securities of $22,050,000 compared to $4,158,000 at December 31, 1998. In February 1999, Spectranetics completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, therefrom of $6,537,000. In June 1999, the Company completed the sale of PTI for cash of $15,000,000.
         Cash used by operating activities totaled $3,307,000 for the nine months ended September 30, 1999, primarily due to operating loss from continuing operations of $4,240,000 offset by non-cash depreciation and amortization of $1,042,000. The table below describes the growth in receivables and inventory in relative terms, through the calculation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily core medical sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.

                   -------------------------------------------------------------------------------
                                                  Sept 30, 1999    Dec 31, 1998      Sept 30, 1998
                                                  -------------    ------------      -------------
                   Days Sales Outstanding               64                74               66
                   Inventory Turns                     5.1               4.1              4.4
                   -------------------------------------------------------------------------------

         Receivables considered to be overdue were not material as of September 30, 1999 or December 31, 1998. The increase in inventory turns is primarily due to increased sales activity during the three months ended September 30, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)

         Net cash provided by investing activities was $142,000 for the nine months ended September 30, 1999 primarily due to $14,346,000 of net proceeds from the sale of PTI and $1,140,000 of net cash received from PTI offset by a $15,110,000 increase in short-term investments. Capital expenditures were $234,000 for the nine months ended September 30, 1999 as compared to $1,018,000 for nine months ended September 30, 1998. Most of the capital expenditures incurred during the nine months ended September 30, 1998 related to implementation costs associated with a new computer system. Since the implementation was completed in 1998, no such costs have been incurred in during the nine months ended September 30, 1999.

         Net cash provided by financing activities was $5,967,000. This cash was comprised of net proceeds from the private stock placement which totaled $6,537,000, and $261,000 from the sales of common stock associated with stock option exercises, which were offset by $831,000 from principal payments on debt and capital lease obligations.

         During 1997, we secured a $2,000,000 credit line collateralized by equipment (equipment line). The equipment line bears interest, which is accrued monthly, at a rate equal to one-quarter of a percent above the prime rate (interest rate of 8.25% at September 30, 1999), and matures on December 23, 2000. At September 30, 1999, the equipment line had an outstanding balance of $1,000,000. As of September 30, 1999 we are in compliance with the debt covenants and we expect to remain compliant with these covenants for the remainder of 1999.

         During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At September 30, 1999, the loan had an outstanding balance of $262,000.

         At September 30, 1999 and December 31, 1998, we placed a number of systems on rental, loan and fee per procedure programs. A total of $2,847,000 and $2,350,000 were recorded as equipment held for rental or loan as of September 30, 1999 and December 31, 1998, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our installed base of laser systems in major cardiac centers.

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

         We believe our liquidity and capitalization as of September 30, 1999 is sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels and attaining profitability will be necessary to sustain us over the long-term.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)

         Because we believe that our primary Y2K issues could arise in the area of internal systems, we have focused on this area and have almost completed this phase of our Y2K project. New computer systems, which are designed to be Y2K compliant, were installed and implemented during the first half of 1998 at our facilities in Colorado Springs, Colorado. We have received written assurance that the computer system used in Europe is also Y2K compliant. These computer systems are the foundation for our business operations and include, but are not limited to, business functions such as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable, and general ledger. We have reviewed other equipment that contains date-sensitive information. We have implemented a Y2K compliant phone system at our headquarters and are reviewing other equipment for potential Y2K issues. We have completed our review of internal systems as of September 30, 1999 and do not expect a material adverse effect on our operations as a result of Y2K, however we can provide no assurances that adverse effects resulting to Y2K will not happen.

         We have reviewed our products and determined that there are no date-sensitive fields contained in any of the software within our products; therefore, we do not believe that our products will be affected by Y2K issues.

         We are in the process of identifying any risks associated with the Y2K problem as it relates to outside vendors with systems that interface with our systems. We have substantially completed this review as of September 30, 1999, and we do not expect this issue to have a material adverse effect on our operations. However, since third party year 2000 compliance is not within our control, we cannot assure that Y2K issues affecting the systems of other companies on which our systems rely will not have a material adverse effect on our operations.

COSTS TO ADDRESS THE Y2K ISSUE

         Costs from continuing operations to address the Y2K issue include hardware, software, and implementation costs paid to outside consultants associated primarily with the implementation of a new computer system. These costs were directly related to the purchase and implementation of the new computer system, not for the remediation of current systems to make them y2k compliant. For the nine months ended September 30, 1999 no costs of this type were incurred. Such costs totaled $791,000 for the year ended December 31, 1998 and were capitalized and will be depreciated over a three to five year period. The costs were financed primarily through financing activities, which include capital leases and a draw on our line of credit. Related depreciation costs for the nine months ended September 30, 1999 and 1998 totaled $163,000 and $78,000, respectively. Interest costs associated with the capital leases used to finance hardware and software totaled $7,000 and $13,000, respectively, for the nine months ended September 30, 1999 and 1998. We do not expect to incur material future costs associated with the Y2K issue as it relates to internal systems.

No other expenses, which include non-capitalized equipment and consulting costs, were incurred for the three months ended September 30, 1999 and 1998.

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

CONTINGENCY PLANS

         Our contingency plans consist primarily of backup equipment and systems in areas that we are dependent upon to continue the operations of the Company (computer system, phone communications). We believe that the combination of our Y2K compliance effort and contingency plans in place will prevent material adverse events from occuring, but can provide no assurances to that effect.

RISK FACTORS

         We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At September 30, 1999, we had accumulated $67.7 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

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

         We Are Exposed to the Problems that Come from Having International Operations. For the nine months ended September 30, 1999, our revenues from international operations represented 15% of consolidated revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION (CONT'D)


         In addition, the FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser angioplasty in most of the procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. While all approved procedures using the excimer laser system are reimbursable, some third-party payers attempt to deny reimbursement for procedures they believe are duplicative, such as adjunctive balloon angioplasty performed together with laser angioplasty. Third-party payers may also attempt to deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not purchase our excimer laser systems in the future.

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

         We are aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted us and requested that we enter into license agreements for the underlying technology. We cannot guarantee you that a patent holder will not file a lawsuit against us and may prevail. If we decide that we need to license this technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology. See "Legal Proceedings".

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices and do not hold or issue financial instruments for trading purposes. Our debt consists of obligations with a fixed interest rate ranging from 5.75% to 6.51% as well as an obligation with a variable interest rate equal to the prime rate plus three-quarters of a percent. An increase or decrease of 1% in the prime rate would cause interest expense to increase or decrease by approximately $16,000 over a twelve-month period.


PART II.---OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         In 1993, we entered into a license agreement with Pillco Limited Partnership granting us a license regarding certain patents. In 1996, Pillco Limited Partnership transferred all of its right, title and interest in the patents and license agreement to Interlase LP. In July 1998, we were served a Garnishment Summons instructing us to make royalty payments due under the license to the ex-wife of one of the named inventors of the licensed patents, who is also a partner of Interlase LP. The Garnishment Summons was issued by a state court in Virginia where this divorce proceeding was pending. In September 1998, Interlase LP purported to assign all of its right, title and interest in the patents to White Star Holdings, Ltd. ("White Star"), an offshore company. White Star subsequently demanded payment of the royalties. In light of the competing demands from White Star and a Receiver appointed by the Virginia court to collect the assets of Interlase LP, we notified White Star and the Receiver that the funds would be deposited into a segregated, interest-bearing account until we could determine the rightful owner of the royalty payments. In October 1998, White Star filed suit against us in the U.S. District Court for the District of Colorado, alleging that we breached the license agreement by failing to remit the royalty payments. We responded to White Star's claim by following well-established procedure and requesting that the court determine which of White Star and the Interlase LP Receiver is entitled to receive the royalty payments. We also requested and were granted permission to deposit all of the disputed royalties into the registry of the Court. In January 1999, White Star issued a notice to us purporting to terminate the license agreement. White Star proceeded to distribute a press release describing the purported termination of the license agreement. In January 1999, we sought and were granted a temporary restraining order restraining White Star and its agents from taking any further steps to terminate the license agreement, from issuing further press releases concerning the litigation or the status of the license agreement, and from contacting any of our customers regarding such matters. In March 1999, a preliminary injunction was issued by the U.S. District Court of Colorado restraining White Star from all actions described in the temporary restraining order. In July 1999, two Virginia courts ruled that Spectranetics is a valid holder of a patent license entitling the Company to develop, manufacture, market, and distribute its CVX-300(R) excimer laser system.

         We have filed a motion with the U.S. District Court of Colorado to assert additional claims against White Star.

On October 1, 1999 Baxter Healthcare Corporation, an affiliate of Baxter International, Inc., served notice of a complaint against us claiming that all of our products infringe on three patents licensed by Baxter. We feel our position is meritorious and intend to vigorously defend our patent position. On October 29, 1999, we filed a motion to dismiss the lawsuit.

ITEMS 2-3.        NOT APPLICABLE.

ITEM 4.           NOT APPLICABLE.

ITEM 5.           NOT APPLICABLE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. The following documents are filed herewith and made a part of this report on Form 10-Q:

                           Exhibit 27.1 - Financial Data Schedule for 1999 Third
                                          Quarter Form 10-Q.




SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SPECTRANETICS CORPORATION
                                                 (Registrant)
November 12, 1999                       By:  /s/ Guy A. Childs
                                            -----------------------------------
                                             Guy A. Childs
                                             Vice President, Finance
                                             Secretary/Treasurer and
                                             Chief Financial Officer (Acting)

THE SPECTRANETICS CORPORATION
FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1999

EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 27.1          Financial Data Schedule for 1999 Third Quarter Form 10-Q.