Form 10-K405
period 1999-12-31
SPECTRANETICS CORP
filed 2000-03-30
CIK 789132

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      FOR THE YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


[ X ] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the Registrant, as of March 10, 2000, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $175,784,144.

     As of March 10, 2000, there were outstanding 23,205,779 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 28, 2000, are incorporated by reference into Part III as specified.
--------------------------------------------------------------------------------

                                 Total Pages 60
                            Exhibit Index on Page 57

                                TABLE OF CONTENTS



PART I   .........................................................................................................3


ITEM 1.           BUSINESS........................................................................................3
                       General  ..................................................................................3
                           Strategy ..............................................................................3
                        Technology................................................................................4
                           CVX-300(R) ............................................................................4
                        Product Applications......................................................................5
                           Excimer Laser Coronary Angioplasty.....................................................5
                           Lead Extraction........................................................................6
                           Peripheral Vascular Disease............................................................7
                           Restenosed Stents......................................................................8
                        Sales and Marketing.......................................................................8
                           Domestic Operations....................................................................8
                           International Operations...............................................................9
                        Strategic Alliances......................................................................10
                           Intracoronary Stents..................................................................10
                           Transmyocardial Laser Revascularization/Percutaneous
                           Transluminal Myocardial Revascularization.............................................10
                        Sale of Polymicro Technologies, Inc......................................................10
                        Government Regulation....................................................................11
                        Competition..............................................................................13
                        Patents and Proprietary Rights...........................................................14
                        Research and Development.................................................................15
                        Manufacturing............................................................................15
                        Third-Party Reimbursement................................................................15
                        Product Liability and Insurance..........................................................16
                        Employees................................................................................16
ITEM 2            PROPERTIES.....................................................................................17
ITEM 3.           LEGAL PROCEEDINGS..............................................................................17
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................18

PART II  ........................................................................................................18

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.......................18
ITEM 6.           SELECTED FINANCIAL DATA........................................................................19
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                        OF OPERATIONS............................................................................20
                        Results of Operations....................................................................20
                        Conversion to the Euro...................................................................25
                        Accounting Pronouncements................................................................25
                        Risk Factors.............................................................................25
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......................................28
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................29
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE.....................................................................29

PART III ........................................................................................................29

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................29
ITEM 11.          EXECUTIVE COMPENSATION.........................................................................29
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................29
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................29

PART IV  ........................................................................................................29

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................29

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-1

EXHIBIT  INDEX    ...............................................................................................57

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

     o    Adverse state or federal legislation and regulation;

     o Availability of vendor-sourced component products at reasonable prices; and

     o The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors".

ITEM 1.   BUSINESS

GENERAL

     We develop, manufacture, market and distribute a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. Excimer laser technology delivers cool ultraviolet light in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300(R) laser unit and various fiber optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in minimally invasive cardiovascular applications. Our excimer laser system is used in angioplasty to open clogged or obstructed arteries. It is also used to remove lead wires from patients with implanted pacemakers or implantable cardioverter defibrillators, devices that regulate the heartbeat. We have also received approval in Europe to market our products to treat artery blockages in the upper and lower leg and to treat clogged stents. Stents are wire mesh tubes implanted in arteries to provide support to hold the artery open and improve blood flow to the heart. We are currently sponsoring clinical trials in the United States and are seeking regulatory approval to market our products for these additional treatments.

     Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 96 Talamine Court, Colorado Springs, Colorado 80907. Our telephone number is (719) 633-8333.

STRATEGY

     Our strategy includes the following key points:

     o Leverage technical expertise in generation and delivery of ultraviolet energy. We have designed our excimer laser platform to support multiple existing and potential therapeutic applications for the treatment of cardiovascular disease. We are exploring additional applications of our core excimer laser technology for novel treatments of coronary and vascular conditions. We currently have three clinical trials underway testing additional applications for the excimer laser.

     o Expand disposable device revenues from existing customer base. By training additional cardiologists, surgeons and other specialists at existing customer hospitals and introducing physicians already familiar with our products to new products and applications, we intend to increase our revenue stream from sales of current and future disposable devices to existing customers. In 1999, we trained 309 physicians, an increase of 84% over the number of physicians trained in 1998. Furthermore, in 1999 our disposable device revenues increased to $14.9 million, an increase of 56% over 1998.

     o Expand installed customer base. We intend to expand our customer base by continuing to focus our sales efforts on cardiac centers that perform the majority of interventional procedures. In July 1999, we implemented a new laser placement program whereby a laser is placed at a hospital for a small installation fee and monthly rental revenue is invoiced on a sliding scale depending on the volume of catheters purchased by the hospital. This new program, known as the Evergreen program, contributed to an increase in laser placements in 1999 to a total of 37, a 37% increase over 1998 laser placements. This brings our total installed lasers at December 31, 1999 to 264 laser systems.

TECHNOLOGY

     Excimer laser ablation removes plaque or tissue by delivering laser energy to a blockage or lesion. This laser beam breaks down the molecular bonds of plaque or tissue in a process known as photodynamic ablation, without significant thermal damage to surrounding tissue.

     Laser ablation involves the insertion of a laser catheter or sheath into an artery or vein through a small incision. When the tip of the catheter or sheath has been placed at the site of the blockage or lesion, the physician activates the laser beam to ablate the plaque or tissue.

CVX-300
     The proprietary CVX-300 excimer laser unit is designed for use in a variety of cardiovascular applications. When coupled with our fiber optic laser devices, the system generates and delivers 308 nanometer wavelength ultraviolet light pulses to a lesion to remove plaque or tissue. The current list price of the CVX-300 is $220,000. We offer various financing options, including leasing and rental programs.

     On February 19, 1993, the Food and Drug Administration approved the Spectranetics CVX-300 excimer laser unit and 1.4 and 1.7 millimeter diameter fiber optic catheters for the following six indications for use in the treatment of coronary artery disease:

     o    saphenous vein grafts;

     o    total occlusions crossable by a guidewire;

     o    ostial lesions;

     o    moderate calcification;

     o    long lesions; and

     o    balloon failures.

     In these indications, we offer an alternative or adjunct to traditional balloon angioplasty and atherectomy (rotational cutters and burrs). Unlike conventional balloons that merely compress arterial plaque against the vessel wall, laser angioplasty actually dissolves the material, resulting in a larger diameter opening.

     In November 1994, we received ISO 9001 certification from the TUV Product Service GmbH in Munich, Germany which allows us to market our products in the European Community within compliance of the manufacturing quality regulations - EN 29 001/ISO 9001 and EN 46 001. As of December 1999, we had received CE (Communaute Europeene) mark registration for all of our products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

     Clinical results from the first 2,000 coronary procedures using the excimer laser system achieved approximately 90 percent clinical success rate. A clinical success is defined as a reduction in the size of the lesion to less than 50 percent of the diameter of the artery without heart attack, death, or the need for emergency bypass surgery during hospitalization. We believe that the CVX-300 unit offers the following characteristics:

     o Reduced procedure time. Patient outcome audits, which compare excimer laser procedures to balloon angioplasty and rotational atherectomy, reveal the excimer laser method shortens procedure times and reduces radiation exposure to the patient from fluoroscopic imaging used during the procedure, thereby improving lab efficiency.

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

PRODUCT APPLICATIONS

EXCIMER LASER CORONARY ANGIOPLASTY
     Background. Percutaneous transluminal coronary angioplasty, or PTCA, is a minimally invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and is performed by interventional cardiologists. In 1999, there were approximately one million PTCA procedures performed worldwide. We estimate that approximately 20% - 30% of these patients could benefit from the use of our products, including patients with total occlusions crossable by a guidewire, occluded saphenous vein grafts and long lesions.

     In these indications, we offer an alternative or adjunct to traditional balloon angioplasty or the need for coronary bypass surgery. Unlike conventional dilatation balloons that merely compress occlusive arterial plaque against the vessel wall, laser angioplasty actually dissolves the material. We focus our marketing efforts on six approved coronary indications:

     o    saphenous vein grafts;

     o    total occlusions crossable by a guidewire;

     o    ostial lesions;

     o    moderate calcification;

     o    long lesions; and

     o    balloon failures.

     In Europe, we focus our marketing efforts on the approved coronary indications shown above as well as laser treatment of in-stent restenosis and blockages in the arteries of the upper and lower legs.

     Disposable Laser Catheters. We have developed a broad selection of proprietary laser devices designed to meet physician needs and multiple indications for use, including excimer laser coronary angioplasty and laser angioplasty in the upper and lower leg. Early laser catheters contained only a few large optical fibers to transmit the laser energy. These early devices were stiff, had difficulty accessing arterial anatomy and suffered from poor ablation characteristics. Current innovative laser catheter designs contain hundreds of very small diameter, flexible glass fibers that can access more difficult coronary anatomy. The smaller fibers also produce a better laser energy distribution at the tip of the catheter for improved ablation.

     Laser catheters are designed to provide several advantages over other atherectomy devices. These catheters, which we produce in sizes ranging from .9 to 2.5 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic extrusion. Fibers are coupled to the laser using a patented intelligent connector design. This design requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300 laser unit computer, which controls the calibration cycle. In 1992, we acquired exclusive rights to a lubricious coating, which in certain catheter lines reduces friction and enhances trackability and control of the device. The catheter's combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions. Our line of disposable catheters include the following:

          o Extreme(R)Laser Catheter. In October 1993, the FDA approved the Extreme(R)laser concentric catheter, which was our first high performance coronary laser catheter. It is an over-the-wire catheter with enhanced flexibility and ablation at lower energy settings, resulting in improved performance. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easier access. The Extreme(R)laser catheter is available in
               2.0 millimeter tip diameter. Spectranetics has received the CE Mark of approval for use of its angioplasty line of catheters in Europe.

          o Vitesse(R) C Laser Catheter. The Vitesse(R) C concentric laser catheter, approved by the FDA in October 1994, is a rapid-exchange catheter, which means that it can be threaded onto and exchanged over a guidewire more conveniently than over-the-wire models. It is also compatible with a wide range of guidewires. Its patented design technology provides ease of use, requiring only a single operator. This catheter is available in 1.4, 1.7, and 2.0 millimeter tip diameters. Spectranetics has received the CE Mark of approval for use of its angioplasty line of catheters in Europe.

          o Vitesse(R) E Laser Catheter. The Vitesse(R) E eccentric laser catheter is our first directional coronary laser catheter. The
               1.7 millimeter diameter catheter was approved by the FDA in July 1995, and the 2.0 millimeter diameter catheter was approved by the FDA in September 1997. This catheter utilizes an eccentric fiber array at the tip that can be positioned by the operator to create a larger channel through the blockage. Spectranetics has received the CE Mark of approval for use of its angioplasty line of catheters in Europe.

          o Vitesse(R) Cos Catheter. The Vitesse(R) Cos laser catheter was approved by the FDA in January 2000. In Europe, we have received the CE Mark of approval for this laser catheter. This product improves upon the Vitesse(R) C concentric laser catheter line. The fibers in the Vitesse(R) Cos are "optimally spaced" and laboratory tests resulted in greater debulking, or removing of plaque, as compared to the Vitesse(R) C concentric catheter. The Vitesse(R)Cos laser catheter is available in 1.4, 1.7 and 2.0 millimeter tip diameter.

          o .9 Millimeter Catheter. In October 1999, we received CE Mark approval for the .9 millimeter laser catheter. We are seeking regulatory approval in the United States and have submitted a PMA(S) application to the FDA. The .9 millimeter laser catheter is our smallest diameter catheter and is designed for the treatment of small, tortuous vessels within the coronary vasculature.

          o Spectranetics Support Catheter. In January 2000, we received clearance from the FDA to market the Spectranetics Support Catheter. We also received the CE Mark of approval in November 1997 to market this product in Europe. This is a non-laser based accessory product designed for use in the cardiovascular system for accessing and/or crossing lesions. The primary function is to support an angioplasty guidewire.

LEAD EXTRACTION

     Background. Approximately 500,000 patients are implanted with pacemakers and implantable cardioverter defibrillators, or ICDs, annually worldwide.* Pacemakers and ICDs are devices that regulate the heartbeat. We believe that approximately 5% to 10% of these patients will eventually require pacemaker or ICD lead removal. Primary methods available to remove implanted leads include open-chest surgery and transvenous removal with plastic sheaths, each of which has significant drawbacks. For example, open-chest surgery is costly and is traumatic to the patient. The plastic sheath method sometimes results in damage to the cardiovascular system and may cause the lead to disassemble during the removal procedure.

     Laser Sheath (SLS(TM)). We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath (SLS(TM)), to be used with our CVX-300 laser unit to remove the implanted lead with minimal force. The SLS uses excimer laser energy to cut through the scar tissue surrounding the lead to facilitate removal. In addition to resulting in less trauma and lower morbidity, procedure time can be reduced significantly. In a randomized clinical trial, completed in October 1996, the Spectranetics Laser Sheath (SLS(TM)) increased the complete lead removal success rate from 65% to 94%.

     The SLS consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead wire to pass through it as the device slides over the lead wire and toward the tip in the heart. Following the ablation of scar tissue with the SLS, the lead wire is removed from the heart with counter-traction. We have been marketing our 12 French (Fr) SLS since December 1997. In September 1998, we received FDA market approval for our 14 Fr and 16 Fr Spectranetics Laser Sheaths, which are designed to free larger diameter implanted pacemaker and ICD leads. Spectranetics has received the CE Mark of approval for use of its laser sheath devices in Europe.

     Lead Locking Device (LLD(TM)). In October 1999, we received clearance from the FDA to market the LLD under a 510(k) application. This product was the first Spectranetics' product to go through the 510(k) regulatory process, which typically takes less time than other regulatory approval processes, such as pre-market approval or a pre-market approval supplement. We also received the CE Mark of approval for this product in Europe in March 1999. The LLD product complements our current SLS product line and, since it is not laser-based, can also be used in connection with the mechanical removal of pacemaker or defibrillator leads. The LLD uses a proprietary technology to lock onto the entire length of the lead to be removed, which allows for a stable platform for the lead removal procedure. This stable platform allows the doctor to use traction and/or counter-traction when used with the SLS or mechanical lead removal products.

PERIPHERAL VASCULAR DISEASE
     Background. The prevalent treatment option for total blockages in the upper leg is bypass surgery. Amputation may be required for critical limb ischemia below the knee. We estimate that approximately 200,000 upper bypass surgeries and 150,000 amputations are performed annually worldwide as a result of peripheral vascular blockages. Laser catheters are being evaluated as an alternative treatment to both bypass surgery and amputation. Our products are approved in Europe for use in treating peripheral vascular disease.

     Clinical Trials. We are currently conducting the PELA (Peripheral Excimer Laser Angioplasty) trial, a United States randomized clinical trial, to evaluate the use of laser technology in patients with occlusions greater than 10 centimeters in length in the upper leg. The primary endpoint for the PELA trial is clinical patency, which is a measurement of the degree to which the artery is open, after twelve months following the procedure. A total of 10 sites and 250 patients are approved for randomized treatment compared to balloon angioplasty. Additionally, a third arm of the trial allows for medical treatment, other than laser or balloon angioplasty, on 125 patients at 5 sites. Currently, all 10 randomized sites and 32 randomized patients have been enrolled in the trial. No reference sites or reference patients have been enrolled in the trial to date.

     We are also conducting a feasibility study, the LACI (Laser Angioplasty for Critical Ischemia) study, with 25 patients at five medical centers to evaluate laser treatment of patients with limb-threatening, peripheral vascular disease in the lower limb. The primary endpoint is wound healing after 3 months. If successful in the Phase I feasibility study, we will submit a request to the FDA for Phase II of the clinical trial. Currently, four sites and 14 patients have been enrolled in the Phase I LACI trial. We cannot assure that the clinical trials using excimer laser catheters to unblock peripheral arteries will be safe, will result in favorable success rates or, if the trials are successful, that we will receive FDA approval for this device. We have received CE Mark of approval for our line of peripheral catheters in Europe.

RESTENOSED STENTS
     Background. Stents are thin, slotted tubes or coils that are implanted through a percutaneous procedure to support the walls of coronary arteries. We estimate that approximately 1,000,000 stents are implanted in patients annually. Twenty to 30 percent of stents may develop blockages due to restenosis, or plaque buildup, which can lead to partial or total occlusion of the arteries. The Laser Angioplasty in Restenosed Stents trial is being conducted to study the use of our laser catheters in debulking stents which have restenosed, or become obstructed.

     Clinical Trials. We received FDA approval to commence a randomized clinical study involving 320 patients and up to 20 medical institutions to evaluate the effectiveness of clearing restenosed stents using excimer laser-assisted balloon angioplasty versus balloon angioplasty alone. Currently, 12 sites and 14 patients have been enrolled in the LARS trial We cannot assure, however, that clinical trials using excimer laser catheters to debulk stents will be safe, will result in favorable success rates or, if the trials are successful, that we will receive a pre-market approval for this device. We received CE Mark approval in Europe certifying the sale and use throughout Europe of our excimer laser coronary angioplasty catheters for the treatment of restenosed stainless steel coronary stents.


SALES AND MARKETING

     Our sales goals are to increase the present installed base of excimer laser units and to increase the use of disposable devices. We plan to introduce new physicians and institutions to the efficacy, safety, ease of use and growing indications of excimer laser technology through published studies of clinical applications. By leveraging the success of existing product applications, we hope to promote the use of our technology in different applications.

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

DOMESTIC OPERATIONS

     We estimate that there are 1,000 interventional cardiac catheterization laboratories in hospitals in the United States. Our United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions which perform the majority of interventional procedures. Our United States sales and marketing team consists of product managers, account managers, regional sales managers and medical equipment service engineers.

     We are focused on expanding our product line, improving product quality and developing an appropriate infrastructure to support sales growth. Since the use of excimer laser technology is highly specialized, we believe that our direct sales team must have extensive knowledge about the products and the various physician groups we serve. Our marketing activities are designed to support our direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We increased our distribution capabilities in 1999 through the addition of personnel to our sales team, which is summarized below:



                                                     DEC. 31, 1998       DEC. 31, 1999
                                                     -------------       -------------
Regional Sales Managers                                     4                  4
Account Managers                                           10                 13
Equipment Sales Specialists                                --                  3
Clinical Advisors                                          --                  3
Clinical Part-Time Registered Nurses                       --                  4
Total                                                      14                 27

The roles of each member of the sales team are outlined below:

     Regional Sales Managers are responsible for the overall management of a region with an emphasis on supporting the laser equipment sales opportunities. They are directly responsible for the performance of the Account Managers, Equipment Sales Specialists and Clinical Advisors.

     Account Managers focus on customer training and selling the laser procedure(s). Their primary responsibility is selling our single-use products for coronary and lead removal application.

     Equipment Sales Specialists are responsible for growing the installed base through placement of laser systems.

     Clinical Advisors have experience working in a hospital catheter lab. Their primary function is to support the account managers by standing in on cases and ensure proper protocol use by clinicians.

     Clinical Part-Time Registered Nurses (PRN's) have the same responsibilities as the clinical advisors, but they work on a part-time basis, generally two to three days per week.

     Our sales team also includes six service engineers who are responsible for installation of each laser and participate in the training program at each site. We provide a one-year warranty, which includes parts, service and replacement gas. We offer extended service to our customers under annual service contracts or on a fee-for-service basis.

INTERNATIONAL OPERATIONS

     In Europe, there are approximately 250,000 balloon angioplasty procedures performed annually in approximately 450 interventional cardiac catheterization laboratories.* In 1993, we began marketing and selling our products internationally through Spectranetics International, B.V., a wholly-owned subsidiary, as well as through distributors. In 1999, Spectranetics International, B.V. revenues totaled $2,848,000, or 15 percent of our revenue. Currently, we have distributors in the following regions: Europe, South America, the Middle East, Australia and Asia.

     We believe that in order to increase distribution of our products internationally, we must establish a direct sales team in certain countries. Due to the high level of experience required by the nature of our excimer laser technology, we believe that establishing a direct sales team will provide better customer service and technical and regulatory support. We have mobilized a direct sales team in Germany, comprised of six direct sales representatives, where 50% of our European laser units are installed. In the United Kingdom, Spain, Turkey and Italy, we continue to use distributors for our products.







     In addition to the operations of Spectranetics International, B.V., we conduct international business in the Pacific Rim, South America and Australia through distributors as well as in Canada through our United States direct sales organization. In 1999, revenues from these foreign operations totaled $1,003,000, or 4 percent of our revenues.

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

STRATEGIC ALLIANCES

INTRACORONARY STENTS
     In May 1998, we entered into an agreement with Orbus Medical Technologies, Inc. to distribute and market a next-generation coronary stent, the R Stent(TM). Since the inception of the agreement, we have experienced numerous delays in obtaining an appropriate balloon-mounted R Stent from Orbus. Balloon-mounted stents comprise the vast majority of the European stent market. Sales of the "bare" R Stent, which has the CE Mark of approval, totaled $71,000 in 1999. As a result of this and other issues, disputes have arisen between Spectranetics and Orbus concerning respective performance under the agreement. We have initiated discussion with Orbus to discuss the future of this program.

TRANSMYOCARDIAL LASER REVASCULARIZATION/PERCUTANEOUS TRANSLUMINAL MYOCARDIAL REVASCULARIZATION
     Angina is chest pain due to insufficient blood flow and oxygen delivery to the heart muscle. More than 300,000 patients worldwide suffer from chronic angina who are not candidates for traditional balloon angioplasty or bypass surgery. Transmyocardial laser revascularization, or TMLR, and percutaneous transluminal myocardial revascularization, or PTMR, are emerging as viable therapies for treating these patients. TMLR and PTMR create small holes in the heart muscle that are intended to increase the blood supply. TMLR and PTMR have been shown to reduce angina. In September 1997, we entered into a supply and license agreement with United States Surgical Corporation (USSC), a division of Tyco International, under which we supplied modified CVX-300 laser units and disposable devices, on an exclusive basis, for the development of TMLR and PTMR devices. No revenues were recorded in 1999 related to the agreement with USSC.

     In 1999, we were notified that USSC sold its TMR products and transferred certain other assets to Baxter Healthcare Corporation (BHC). Our agreement with USSC contains a provision that requires our permission prior to the transfer of any TMR assets to another entity. We did not grant permission for such a transfer and are considering our alternatives to remedy this situation.

SALE OF POLYMICRO TECHNOLOGIES, INC.

     In June 1999, we completed the sale of Polymicro Technologies, Inc., a former subsidiary that manufactured and distributed drawn silica glass products, for $15 million in cash. The transaction strengthened our balance sheet and has enabled us to focus on our core medical business.

GOVERNMENT REGULATION

     In the United States, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetics Act, or FFDCA, and are classified into one of three categories: Class I, Class II, and Class III. The Vitesse(R)Cos Catheter and the LLD have been precleared by FDA under the "510(k)" process. Section 510(k) of the FFDCA requires that before introducing most Class II and some Class I devices into interstate commerce, that the company introducing the product must first submit information to FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a legally marketed device. When FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product.

     Subsequent to its initial introduction a manufacturer may make changes to its previously cleared products. Under certain circumstances, a new 510(k) is required when a manufacturer makes a change that could significantly affect the device's safety or effectiveness or the manufacturer makes a major change to the device's intended use. Before implementing the change, the manufacturer is responsible for evaluating each change to determine whether to file a new 510(k). There is a risk that FDA will not agree with the manufacturer's decision and will require the filing of a new 510(k).

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

     Once the submission is accepted for filing, the FDA begins an in-depth review of the pre-market approval application, which represents the second major step in pre-market approval of a Class III device. The FDA must complete its initial review of a pre-market approval. An FDA review of a pre-market approval application generally takes one to two years from the date the pre-market approval application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA at a public panel meeting as to whether the device should be approved. Companies are typically requested to make a presentation at the public panel meeting. The FDA is not bound by the recommendations of the advisory panel. Toward the end of the pre-market approval review process, the FDA will generally conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with applicable Good Manufacturing Practice requirements, which are outlined under FDA's Quality System regulation. If the FDA's evaluations of both the pre-market approval application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the pre-market approval application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will complete the third major step by issuing a pre-market approval letter, authorizing commercial marketing of the device for certain indications. If the FDA's evaluations of the pre-market approval application or manufacturing facilities are not favorable, the FDA will deny approval of the pre-market approval application or issue a "not approvable" letter. The FDA may also determine that additional clinical trials are necessary, in which case pre-market approval may be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the pre-market approval application. The pre-market approval process can be expensive, uncertain and lengthy and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

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
-------------------------------------------------------------------------------

                   PRODUCT AND PROCEDURE                           FDA               CE MARK
                   ---------------------                          -----              -------
CVX-300(R)                                                         2/93               9/96
Coronary Angioplasty
         Extreme(R)                                                10/93              12/96
         Vitesse(R) C                                              10/94              12/96
         Vitesse(R) E                                               9/97               2/97
         Vitesse(R)C OS                                            11/98               1/00
         Support Catheter                                           1/00              11/99
Pacing Lead and ICD Lead Extraction
         SLS 12 Fr                                                 12/97              2/97
         SLS 14 Fr                                                 9/98               2/97
         SLS 16 Fr                                                 9/98               2/97
              LLD                                                  10/99              3/99
Peripheral Angioplasty
         Upper leg                                                 Trials             11/96
         Lower leg                                                 Trials             11/96
Restenosed Stents                                                  Trials             1/98

--------------------------------------------------------------------------------


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

     In September 1993, we received pre-market approval for the Gen4-CVX300 laser. In March and December 1999, we received pre-market approval of modifications to the operating software for the CVX-300. We cannot assure that the FDA will approve our current or future pre-market approval applications or supplements on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenues. For more information, see "Risk Factors--Failures in Clinical Trials May Hurt Our Business and Our Stock Price."

     Any products we manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with Good Manufacturing Practice requirements, which impose certain process, procedure and documentation requirements upon us with respect to product development, manufacturing and quality assurance activities. We have developed system and controls that we believe will enable us to comply with Good Manufacturing Practice requirements; however, we cannot assure that we will be able to maintain compliance with these requirements.

     In addition, the Medical Device Reporting, or MDR, regulation obligates us to inform the FDA whenever there is reasonable evidence to suggest that one of our devices may have caused or contributed to death or serious injury, or where one of our devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to death or serious injury. There can be no assurance that the FDA will agree with our determinations as to whether particular incidents meet the threshold for MDR reporting.

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

     International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require a FDA Certificate to Foreign Government verifying that the product complies with FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FFDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Good Manufacturing Practice violations exist.

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

COMPETITION

     Methods for the treatment of cardiovascular disease are numerous and we expect them to increase in number. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Consequently, we expect intense competition to continue in the marketplace. Although market competition includes manufacturers of balloon angioplasty devices and stents, direct competition comes from manufacturers of artherectomy devices. We also believe that we will experience increased competition in the future from companies that will develop lead extraction devices or removal methods. In the lead removal market, we compete with mechanical lead removal devices manufactured by Cook Vascular Inc. and VascoMed.

     Balloon angioplasty is currently the most common therapy for the treatment of atherosclerosis. SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), and Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), are the leading balloon angioplasty manufacturers. With the approval of stents in 1994, we anticipate that stent utilization will continue to grow as the second most prevalent angioplasty treatment of choice for coronary artery disease, or atherosclerosis. Cordis, SCIMED, Advanced Cardiovascular Systems, Inc., and Medtronic, Inc. are the leading stent providers in the United States at this time. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and SCIMED.

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



See "Risk Factors--We May Be Unable To Compete Successfully In Our Highly Competitive Industry In Which Many Other Competitors are Bigger Companies."

PATENTS AND PROPRIETARY RIGHTS

     We hold 34 issued United States patents, four issued patents in each of France, Germany, Italy and the Netherlands and one issued patent in Japan. Also, we have one United States patent application pending and 7 foreign patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to provide us with any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We could be adversely affected if any of our licensors terminate our licenses to use patented technology. We do not have patents in any foreign countries other than those listed above.

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

     We are aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted us and requested that we enter into license agreements for the underlying technology. A patent holder may file a lawsuit against us and may prevail. If we decide that we need to license this technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology. See "Item 3. Legal Proceedings".

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

     Our team of research scientists, engineers and technicians substantially performs all of our research and development activities. Our research and development expense totaled $3,201,000 in 1999, $2,195,000 in 1998 and $1,787,000 in 1997.

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

     We purchase certain components of our CVX-300 laser unit from several sole source suppliers. We do not have guaranteed commitments from these suppliers as we order products through purchase orders placed with these suppliers from time to time. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. In addition, we may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.

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

     At present, many of our customers using the CVX-300 for laser angioplasty are obtaining reimbursement under the same DRG as for balloon angioplasty. Lead removal procedures using the SLS are reimbursed using the same DRGs for non-laser lead removal or lead removal and replacement. We expect that our customers will continue to do so in the near term. Medicare payments of physicians' surgical fees are based on a fee schedule that rates the value of physicians' work for a particular service in relation to the value of work for other services. The excimer laser ablation procedure third party reimbursement for hospital and physician charges is generally done in connection with other approved reimbursement codes. The reimbursement amount is generally adequate to cover the cost of a laser ablation procedure. Actual costs may be significantly higher and vary depending on the complexity of the procedure, age of the patient, and geographical location.

     Capital costs for medical equipment purchased or leased by hospitals are currently partially reimbursed separately from DRG payments. Such reductions could have an adverse impact on reimbursements to hospitals for the capital cost of the CVX-300 laser unit and, consequently, our ability to sell our laser unit. While we believe that a laser angioplasty procedure offers a less costly alternative for the treatment of certain types of heart disease, we cannot assure that the procedure will be viewed as cost effective under changing reimbursement guidelines or other health care payment systems. For more information, see "Risk Factors--Failure Of Third Parties To Reimburse Medical Providers For Our Products May Reduce Our Sales."

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

EMPLOYEES

     As of March 10, 2000, we had 153 employees, including 13 in research and development, 76 in manufacturing and 47 in marketing, sales and administration in the United States and 17 in marketing, sales and administration in Europe. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

---------------------

* Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

ITEM 2.   PROPERTIES

     We lease a total of approximately 49,300 square feet in three buildings in Colorado Springs, Colorado. These facilities contain approximately 35,000 square feet of manufacturing space and approximately 14,300 square feet devoted to marketing, research and administrative activities. We have renewed the building lease through December 2000 and believe that these facilities are adequate to meet our requirements through 2000.

     Spectranetics International B.V. leases 4,394 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe. The lease terminates in June 2001.

ITEM 3.   LEGAL PROCEEDINGS

     In 1993, we entered into a license agreement with Pillco Limited Partnership granting us a license regarding certain patents. In 1996, Pillco Limited Partnership transferred all of its right, title and interest in the patents and license agreement to Interlase LP. In July 1998, we were served a Garnishment Summons instructing us to make royalty payments due under the license to the ex-wife of one of the named inventors of the licensed patents, who was also a partner of Interlase LP. The Garnishment Summons was issued by a state court in Virginia where this divorce proceeding was pending. In September 1998, Interlase LP purported to assign all of its right, title and interest in the patents to White Star Holdings, Ltd. ("White Star"), an offshore company. White Star subsequently demanded payment of the royalties. In light of the competing demands from White Star and a Receiver appointed by the Virginia court to collect the assets of Interlase LP, we notified White Star and the Receiver that the funds would be deposited into a segregated, interest-bearing account until we could determine the rightful owner of the royalty payments. White Star subsequently filed a lawsuit seeking past and future royalty payments from Spectranetics. We responded to White Star's claim by following well-established procedure and requesting that the court determine which of White Star and the Interlase LP Receiver is entitled to receive the royalty payments. We also requested and were granted permission to deposit all of the disputed royalties into the registry of the Court. In January 1999, White Star issued a notice to us purporting to terminate the license agreement. In January 1999, we sought, and were granted, a temporary restraining order restraining White Star and its agents from taking any further steps to terminate the license agreement, from issuing further press releases concerning the litigation or the status of the license agreement and from contacting any of our customers regarding such matters. In March 1999, a preliminary injunction was issued by the U.S. District Court of Colorado restraining White Star from all actions described in the temporary restraining order. In July 1999, the U.S. District Court granted summary judgement in favor of Spectranetics, dismissing White Star's lawsuit in its entirety. The court also determined that Spectranetics is entitled to a permanent injunction preventing White Star from, among other things, making false statements to Spectranetics' customers. The Court is presently considering the precise terms of the permanent injunction.

     On October 1, 1999 Baxter Healthcare Corporation, an affiliate of Baxter International, Inc., served notice of a complaint against us claiming that all of our products infringe on three patents licensed by Baxter. We feel our position is meritorious and intend to vigorously defend our patent position and we have asserted several counterclaims against Baxter.

     On October 15, 1999 Cook Vascular, Inc. filed a complaint against us claiming misappropriation of trade secrets and requesting correction of inventorship on two of our patents to add/substitute Cook Vascular employees as inventors. We feel our position is meritorious and intend to vigorously defend our position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

     Our Common Stock is traded on the over-the-counter market under The Nasdaq National Market symbol "SPNC". The table below sets forth the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market for each calendar quarter in 1998 and 1999. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.




-------------------------------------------------- -------------- --------------
                                                        HIGH            LOW
                                                   -------------- --------------
YEAR ENDED DECEMBER 31, 1998
        1st Quarter............................    $     4.125         2.750
        2nd Quarter............................          4.000         2.750
        3rd Quarter............................          3.688         1.688
        4th Quarter............................          3.125         1.438

YEAR ENDED DECEMBER 31, 1999
        1st Quarter............................    $     4.310         2.750
        2nd Quarter............................          3.813         2.250
        3rd Quarter............................          5.250         2.531
        4th Quarter............................          5.000         3.594
-------------------------------------------------- -------------- --------------

     We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The closing sales price of our Common Stock on March 10, 2000 was $7.688. On March 10, 2000, we had approximately 780 shareholders of record.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data of as of and for each of the years in the five-year period ended December 31, 1999, are derived from our consolidated financial statements. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K and the Consolidated Financial Statements and Notes thereto. The selected consolidated financial data presented below as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, have been derived from our audited financial statements also included elsewhere herein. The selected historical consolidated financial data presented below as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 are derived from, and are qualified by reference to, audited financial statements of the Company not included herein. All data has been adjusted to exclude the operations of Polymicro Technologies, Inc., the company's wholly-owned subsidiary that was sold in June 1999.


                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                Years Ended December 31,
                                     ----------------------------------------------------------------------------
                                            1999         1998          1997           1996         1995
                                         ---------     ---------     ---------      ---------    --------

STATEMENT OF OPERATIONS
DATA:
Revenue ............................     $ 22,305      $ 18,565      $ 14,696      $ 13,661      $ 10,384
Cost of revenue ....................        7,397         7,347         6,787         6,172         5,270
Marketing and sales ................        9,894         8,971         7,216         5,182         4,261
General and administrative .........        4,385         3,634         3,333         2,635         2,485
Royalties expense ..................        1,044           649           621           645           481
Research and development ...........        3,201         2,195         1,787         1,305         1,027
Reorganization costs and
  Litigation reserves ..............        1,358            --            --            --            --
                                         --------      --------      --------       --------     --------
Operating loss .....................     $ (4,974)     $ (4,231)     $ (5,048)       (2,278)       (3,140)
Other income, net ..................          758            95           202           380           596
                                         --------      --------      --------       --------     --------
Net loss other continuing
  agreements........................     $ (4,216)     $ (4,136)     $ (4,846)     $ (1,898)     $ (2,544)
                                         ========      ========      ========      ========      ========
Loss per share - basic and
  diluted ..........................     $  (0.19)     $  (0.22)     $  (0.26)     $  (0.10)     $  (0.14)
Weighted average common shares
  outstanding ......................       22,407        19,018        18,654        18,430        18,331



                                                                 As of December 31,
                                   ----------------------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                          ---------     --------     --------     --------     --------
BALANCE SHEET DATA:

Working capital ......................     $  8,957     $  4,536     $  7,587     $  8,787     $  8,301
Cash, cash equivalents, and
  securities..........................       20,125        4,158        8,590        7,150        7,047
Equipment, net .......................        3,675        3,129        1,628        2,190        1,570
Total assets .........................       34,038       21,385       24,778       22,316       24,343
Long-term debt including capital
  lease  obligations, net of current
  portion.............................          411        1,433        1,376          451          521
Shareholders' equity .................       23,386       11,268       14,063       18,510       19,747
Book value per common share
  outstanding ........................     $   1.02     $   0.59     $   0.75     $   1.00     $   1.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We develop, manufacture, service and distribute an excimer laser unit and fiber optic delivery system for the treatment of certain coronary and vascular conditions. In June 1999, we sold our wholly owned subsidiary, Polymicro Technologies, Inc, a manufacturer and distributor of drawn silica glass products which include capillary tubing and specialty fiber optics. The operations of Polymicro are reflected in our financial statements as a discontinued operation and our discussion and analysis contained herein focuses on our continuing medical business only.

     We sell the only excimer laser system that has been market approved by the FDA in the United States for multiple applications -- including coronary angioplasty and lead removal. Our laser system competes primarily against alternative technologies including balloon catheters, cardiovascular stents and mechanical artherectomy devices.

     Our strategy is to expand our installed base of laser systems, increase the utilization of our FDA-approved products, and develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads. We are currently conducting three clinical trials evaluating the use of our excimer laser system to treat restenosed stents and blocked arteries in the upper and lower leg. These trials will continue another 2 to 3 years.

RESULTS OF OPERATIONS


     In this section we will discuss 1999 and 1998 core medical revenue and net income (loss) results from continuing operations. Core medical revenue excludes shipments to USSC under a license and supply agreement entered into in 1997. Laser systems shipped under the supply agreement were completed in 1998. The supply agreement also included shipment for single-use probes. We do not expect significant revenues under the agreements in the future due to our dispute with USSC over the transfer of certain TMR assets to Baxter Healthcare Corporation without our permission, which was required by contract.

     On August 6, 1999, one of our competitors, Boston Scientific Corporation, announced a product recall of its rotational atherectomy system. We believe that a large part of the increase within our coronary angioplasty product line during the last half of 1999 was directly related to the recall. Boston Scientific responded to the recall by supplying its customers with the earlier generation rotational atherectomy system and has since received FDA clearance to re-introduce the product that was recalled in August.

     We believe that we can retain the majority of the business gained since the product recall was announced, but our ability to do so depends on, among other things, the acceptance of the excimer laser angioplasty as a viable alternative to rotational atherectomy.



OVERVIEW

         REVENUE PER OPERATING UNIT
       ------------------------------------------------ ----------------- ---------------- -----------------
                                                              1999             1998              1997
       ------------------------------------------------ ----------------- ---------------- -----------------
           Core Medical - United States                     $ 19,457          $ 13,124          $ 9,615
           Core Medical - Europe                               2,848             2,374            3,755
                                                        ----------------- ---------------- -----------------
           Subtotal - Core Medical                            22,305            15,498           13,370
           USSC                                                    -             3,067            1,326
                                                        ----------------- ---------------- -----------------

       TOTAL                                                $ 22,305          $ 18,565         $ 14,696
       ------------------------------------------------ ----------------- ---------------- -----------------

         NET INCOME (LOSS) PER OPERATING UNIT
       ------------------------------------------------ ----------------- ---------------- -----------------
                                                              1999             1998              1997
                                                        ----------------- ---------------- -----------------
           Core Medical - United States                     $ (2,317)         $ (3,468)        $ (4,262)
           Core Medical - Europe                              (1,599)           (2,465)          (1,385)
                                                        ----------------- ---------------- -----------------
           Subtotal - Core Medical                            (4,216)           (5,933)          (5,647)
           USSC                                                    -             1,797              801
                                                        ----------------- ---------------- -----------------
       TOTAL                                                $ (4,216)         $ (4,136)        $ (4,846)
       ------------------------------------------------ ----------------- ---------------- -----------------


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Core medical revenue in 1999 grew to $22,305,000, an increase of $6,807,000, or 44%, over 1998. Increased revenue includes a 56% increase in disposable sales, a 34% increase in equipment revenue and a 20% increase in service revenues.

     Increased disposable revenue, which consists of single-use catheter products, came from a 78% increase in angioplasty catheters, 22% increase in lead removal devices and a 154% increase in peripheral catheters.

     Equipment revenues increased in 1999 primarily due to increased unit sales of our CVX-300(R) laser systems. Additionally, rental revenues contributed to the increase in connection with the introduction of the Evergreen program in July 1999.

     Service revenues increased in 1999 due to the increased installed base of the Company's excimer laser systems.

     Gross margins in 1999 increased to 67% from 60% in 1998. This improvement was due to a combination of improved manufacturing efficiencies, price increases averaging 5% on all catheter products effective in December 1998 and a higher proportion of disposables revenue in relation to total revenue. Disposable products generate higher margins than equipment or service.

     Operating expenses grew 28% in 1999 to $19,822,000 as compared to $15,449,000 for 1998.

     Marketing and sales expenses increased by 10% to $9,894,000 in 1999 as compared to $8,971,000 in 1998. This increase related to costs incurred primarily in the United States for additional sales personnel and increased commissions relative to the increase in revenue.

     General and administrative expenses grew 21% to $4,385,000 in 1999 as compared to $3,634,000 in 1998. This increase is primarily attributable to increased legal fees. See additional discussion of legal matters in "Item 3. Legal Proceedings."

     Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increased by 61% to $1,044,000 in 1999 as a direct result of increased revenue as compared to 1998.

     Research and development expenses increased by 46% to $3,201,000 in 1999. This increase is due to increased product development costs and clinical trial costs associated with peripheral angioplasty to clear blockages in the upper and lower leg and the debulking of blockages within restenosed, or blocked, stents.

     Reorganization costs and litigation reserves totaling $1,358,000 were recorded in 1999 as one-time charges. These costs include costs related to the restructuring at Spectranetics International B.V. as well as litigation reserves for the ongoing legal proceedings with Baxter Healthcare Corporation.

     Interest income increased due to higher cash and investment averages as a result of cash received from the private placement of common stock in February 1999 and the cash received from the sale of Polymicro in June 1999. Interest expense decreased slightly from the prior year and related primarily to interest charges on our equipment loan.

     Loss from continuing operations in 1999 increased by 2% to a loss of $4,216,000 from a loss of $4,136,000 in 1998 primarily due to increases in revenue and gross margins offset by increases in expenses discussed above.

MEDICAL - UNITED STATES

     Core medical revenue in the United States increased to $19,457,000, up 48% from 1998. These increases were generated from sales of angioplasty catheters, up 96%, lead extraction devices, up 16%, and service revenues, up 23%.

     Core medical net loss from this unit decreased to $2,317,000, or 33% from 1998. The decreased net loss is due to the revenue and gross margin increase offset partially by operating expense growth.

MEDICAL - EUROPE

     Revenue from our medical business in Europe increased 20% from 1998. This reflects a 31% increase in disposable revenue offset by a 13% decrease in equipment revenue.

     Core medical net loss from European operations decreased 35% to $1,599,000. This decrease in net loss is primarily attributed to increased revenue and gross margin.

     The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expense accounts are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuation in the Dutch guilder currency rate during the year ended December 31, 1999, as compared to December 31, 1998, caused a decrease in revenues and operating expenses of approximately 1% of consolidated revenues and operating expenses, respectively.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Core medical revenue in 1998 grew to $15,498,000, up $2,128,000 or 16% over 1997. Increased revenues include a 32% increase in catheter sales, 44% increase in service revenues and a 17% decrease in sales of laser systems.

     Increased disposable revenue came from lead removal, our newest application, which was up 93% over 1997 levels and a 41% increase in angioplasty catheters in the United States. These gains were offset by a 35% decline in disposable revenue from Europe.

     Equipment revenues decreased in 1998, primarily due to slightly lower unit sales of our CVX-300(R) laser system.

     Gross margin in 1998 increased to 60% from 54% in 1997. This improvement was due to a combination of improved manufacturing efficiencies, price increases on our catheter products and increases in sales of our catheter products, which generate higher margins than equipment or service.

     Operating expenses grew 19% in 1998 to $15,449,000 as compared to $12,957,000 in 1997 due primarily to increased marketing and sales costs.

     Marketing and sales expenses increased by 24% to $8,971,000 in 1998. This increase relates to costs incurred in the United States for additional sales personnel to increase customer support.

     General and administrative expense increased by 9% to $3,634,000 in 1998.

     Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increased by 5% to $649,000 in 1998. This increase is attributable to increased revenue.

     Research and development expense increased by 23% to $2,195,000 in 1998. This increase is due to increased product development costs and expenditures to improve our catheter designs and to develop additional applications for excimer laser.

     Interest income decreased 23% to $213,000 in 1998 due to lower cash balances and lower yields from short term investments. Interest expense increased primarily due to interest charges on our equipment loan, which was obtained in December 1997.

     Core medical net loss from continuing operations in 1998 increased by 5% to a loss of $5,933,000 from a loss of $5,647,000 in 1997 primarily due to operating expense increases offset partially by revenue and gross margin increases.

MEDICAL - UNITED STATES

     Core medical revenues in the United States increased 36% in 1998. This increase resulted from a 98% increase in sales of lead extraction devices , a 41% increase in coronary angioplasty catheters, and a 44% increase in service revenues. Revenue from equipment sales decreased 1% from 1998.

     Core medical net loss from this unit decreased by 19% from 1997. This decrease is attributed to increases in revenue and gross margin.

MEDICAL - EUROPE

     Core medical revenue in Europe decreased 37% from 1997. Declines in our equipment and disposable product lines were 56% and 35% respectively. This was offset by a 38% increase in service revenues. Sales in Germany accounted for 64% of the reduced revenues. Early in 1998, we notified our German distributor that we were not going to renew our distribution agreement with them. Revenues from Germany had already begun to fall, and without our commitment to continue our distribution agreement, sales through our distributor continued to decline. In late 1998, we initiated efforts to implement a direct sales effort in Germany. Effective January 1, 1999, we were selling directly in Germany in an effort to reestablish our presence in Germany.

Core medical net loss from European operations increased 78%. This increase in net loss is attributed to reduced sales from Germany and a 27% reduction in revenues from other parts of Europe, along with a 9% increase in operating expenses associated with establishing our own direct sales capability.

INCOME TAXES

     At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $76.8 million, which are available to offset future federal taxable income, if any, and expire at varying dates through 2019. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986.

     The Company also had research and development tax credit carryforwards at December 31, 1999 for federal income tax purposes of approximately $3.4 million which are available to reduce future federal income taxes, if any, and expire at varying dates through 2018. The annual use of portions of the research and development credit carryforwards is also limited under Section 382 of the Internal Revenue Code of 1986.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had cash and cash equivalents of $4,900,000 compared to $4,158,000 at December 31, 1998.

     Cash used in operations in 1999 totaled $4,613,0000, primarily due to the following: (1) $4,216,000 loss from continuing operations, and (2) $1,871,000 related to increased inventories, and (3) $1,578,000 related to increased receivables balances. These uses of cash were offset by cash provided by growth in accounts payable and accrued liabilities of $1,532,000 related to increased operating expenses and inventory levels in 1999. The table below describes the growth in receivables and inventory in relative terms, through the calculation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily sales from the fourth quarter. Inventory turns is calculated by dividing annualized cost of sales for the fourth quarter by ending inventory.

                                      1999     1998
                                      ----     ----
        Days Sales Outstanding         75       74
        Inventory Turns                3.0     3.8

     Receivables considered to be overdue were not significant as of December 31, 1999 or 1998.

     Cash used in investing activities was due primarily to the purchase of securities totaling $15,414,000 and capital expenditures of $431,000. This was offset by net proceeds of cash from the sale of Polymicro of $14,346,000 completed in June 1999. We also received cash from the operations of Polymicro totaling $1,140,000 through June 1999.

     Net cash provided by financing activities was $5,751,000. This cash was comprised of net proceeds from the private stock placement in February 1999 which totaled $6,537,000 and $272,000 from the sales of common stock, which were offset by $1,058,000 of principal payments on debt and capital lease obligations.

     At December 31, 1999, 1998, and 1997, we had placed a number of systems on rental, loan and fee per procedure programs. A total of $3,331,000, $2,350,000, and $1,441,000 were recorded as equipment held for rental or loan for the years ended December 31, 1999, 1998, and 1997, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our presence in major cardiac centers.

     We currently use two placement programs in addition to the sale of a laser system:

     1. Evergreen rental program -- This rental program was introduced in June 1999 and is similar to the straight rental program. However, rental revenues under this program vary on a sliding scale depending on the customer's catheter purchases each month. Rental revenues are invoiced on a monthly basis and revenue is recognized upon invoicing.

     2. Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the product and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the equipment held for rental or loan account upon shipment of the laser system.

     We believe our liquidity and capitalization as of December 31, 1999 is sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels and attaining profitability will be necessary to sustain us over the long-term.

CONVERSION TO THE EURO

     On January 1, 1999, eleven countries in Europe adopted a common currency, the "euro", and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002 and goods and services may be paid for using either the euro or the former currency until that time.

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

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters beginning after June 15, 1999, later extended to June 15, 2000. FAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.

RISK FACTORS

     We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At December 31, 1999, we had accumulated $67.6 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

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

     We Are Exposed to the Problems that Come from Having International Operations. For the year ended December 31, 1999, our revenues from international operations represented 15% of consolidated revenues. Of these revenues, 30% were derived from sales in Germany. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Potential Product Liability Claims and Insufficient Insurance Coverage May Hurt Our Business and Stock Price. We are subject to risk of product liability claims. We maintain product liability insurance with coverage and aggregate maximum amounts of $5,000,000. The coverage limits of our insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future.

     Technological Change May Result in Our Products Becoming Obsolete. We derive more than 80% of our revenues from the sale or lease of the CVX-300 laser unit and the sale of disposable devices. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

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




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the risk of potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. The Company does not use financial instruments to manage changes in commodity prices and does not hold or issue financial instruments for trading purposes. Our debt consists of obligations with a fixed interest rate ranging from 5.75% to 6.51% as well as an obligation with a variable interest rate equal to the prime rate plus .75%. An increase or decrease in the prime rate of 1% would cause interest expense to increase or decrease by approximately $16,000 over a twelve month period.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements appearing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" and "Executive Officers of the Company" of the registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 28, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" of the registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 28, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Principal Security Holders" of the registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior to April 28, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" of the registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or prior April 28, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


     (a)  DOCUMENTS FILED AS A PART OF THE REPORT

          (1)  Financial Statements

          (2)  Financial Statement Schedule

          The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report is filed as part of this Report (see page F-1).

          (3)  Exhibits

          The exhibits listed in the Index to Exhibits are filed as part of this Report (see page 57).

     (b)  REPORTS ON FORM 8-K

          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 30th day of March, 2000.


                                  THE SPECTRANETICS CORPORATION

                                  By:       /s/ Joseph A. Largey
                                          -------------------------------------
                                         Joseph A. Largey, President and
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



             Signature                                         Title                                Date
             ---------                                        -------                               -----

  /s/ Joseph A. Largey                                   President and Chief
-----------------------------------------------          Executive Officer, Director            March 30, 2000
Joseph A. Largey                                         (Principal Executive Officer)


/s/ Paul C. Samek                                        Vice President, Finance
-----------------------------------------------          (Principal Financial and               March 30, 2000
 Paul C. Samek                                           Accounting Officer)


/s/ Emile J. Geisenheimer                                Director and Chairman of the
-----------------------------------------------          Board of Directors                     March 30, 2000
 Emile J. Geisenheimer

/s/ Cornelius C. Bond, Jr.                               Director                               March 30, 2000
-----------------------------------------------
 Cornelius C. Bond, Jr.

  /s/ Gary R. Bang                                       Director                               March 30, 2000
-----------------------------------------------
 Gary R. Bang

  /s/ James A. Lent                                      Director                               March 30, 2000
-----------------------------------------------
 James A. Lent

  /s/ Joseph M. Ruggio, MD                               Director                               March 30, 2000
-----------------------------------------------
 Joseph M. Ruggio, MD

  /s/ John G. Schulte                                    Director                               March 30, 2000
-----------------------------------------------
   John G. Schulte

                          THE SPECTRANETICS CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



INDEX TO FINANCIAL STATEMENTS:                                                                          PAGE
Independent Auditors' Report.......................................................................      F-2

Consolidated Balance Sheets, December 31, 1999 and 1998............................................      F-3

Consolidated Statements of Operations, Years Ended December 31, 1999, 1998, and 1997...............      F-4

Consolidated Statements of Shareholders' Equity, Years Ended December 31, 1999, 1998,                    F-5
     and 1997......................................................................................

Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998, and 1997...............      F-6

Notes to Consolidated Financial Statements.........................................................      F-7

FINANCIAL STATEMENT SCHEDULE:

Independent Auditors' Report on Financial Statement Schedule.......................................     F-24

Schedule II -- Valuation and Qualifying Accounts, Years Ended December 31, 1999, 1998, and 1997....     F-25


All other schedules are omitted because they are not applicable or because the required information is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
The Spectranetics Corporation:

We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and other comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                    KPMG LLP



Denver, Colorado
February 2, 2000

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
                      (In thousands, except share amounts)
                           December 31, 1999 and 1998

                             ASSETS                                         1999        1998

                                                                         ----------  ----------
Current assets:
  Cash and cash equivalents                                              $  4,900         4,158
  Securities held to maturity                                               3,468            --
  Trade accounts receivable, less allowance for
    doubtful accounts of $120 and $228                                      5,564         4,099
  Inventories                                                               2,746         2,095
  Prepaid expenses and other                                                  492           313
  Net assets of discontinued operations                                        --           803
                                                                         --------      --------
         Total current assets                                              17,170        11,468

  Equipment and leasehold improvements, at cost:
  Manufacturing equipment and computers                                     5,773         5,514
  Leasehold improvements                                                      751           719
  Equipment held for rental or loan                                         3,331         2,350
  Furniture and fixtures                                                      178           160
                                                                         --------      --------
                                                                           10,033         8,743
Less accumulated depreciation and amortization                             (6,358)       (5,614)
                                                                         --------      --------
         Net equipment and leasehold improvements                           3,675         3,129

Other intangible assets, net                                                1,138         1,368
Other assets                                                                  298           495
Net assets of discontinued operations                                          --         4,925
Long-term investments, held to maturity                                    11,757            --
                                                                         --------      --------
         Total assets                                                    $ 34,038        21,385
                                                                         ========      ========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $  1,127         1,147
  Accrued liabilities                                                       5,181         3,439
  Deferred revenue                                                            917         1,278
  Current portion of long-term debt                                           942           950
  Current portion of capital lease obligations                                 46           118
                                                                         --------      --------
         Total current liabilities                                          8,213         6,932

Deferred revenue and other liabilities                                      2,028         1,752
Long-term debt, net of current portion                                        376         1,346
Capital lease obligations, net of current portion                              35            87
                                                                         --------      --------
         Total liabilities                                                 10,652        10,117

Shareholders' equity:
  Preferred stock, $.001 par value. Authorized 5,000,000 shares; none issued
  Common stock, $.001 par value. Authorized 60,000,000 shares; issued
    and outstanding 23,037,188 shares in 1999 and 19,110,825 shares in 1998    23            19
Additional paid-in capital                                                 91,112        84,131
Accumulated other comprehensive loss                                         (128)          (92)
Accumulated deficit                                                       (67,621)      (72,790)
                                                                         --------      --------
         Total shareholders' equity                                        23,386        11,268

Commitments and contingencies (notes 6, 7, 8, 10 and 15)
                                                                         --------      --------
         Total liabilities and stockholders' equity                      $ 34,038        21,385
                                                                         ========      ========
See accompanying notes to consolidated financial statements

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

          Consolidated Statements of Operations and Other Comprehensive Income
            (In thousands, except share and per share amounts)

                  Years ended December 31, 1999, 1998 and 1997




                                                                         1999              1998             1997
                                                                    ------------      ------------      ------------
Revenue - Core Medical                                              $     22,305            15,498            13,370
Revenue - USSC                                                                --             3,067             1,326
                                                                    ------------      ------------      ------------
      Total                                                               22,305            18,565            14,696
                                                                    ------------      ------------      ------------
Cost of revenue - Core Medical                                             7,397             6,077             6,262
Cost of revenue - USSC                                                        --             1,270               525
                                                                    ------------      ------------      ------------
                                                                           7,397             7,347             6,787
                                                                    ------------      ------------      ------------
Gross margin - Core Medical                                               14,908             9,421             7,108
Gross margin - USSC                                                           --             1,797               801
                                                                    ------------      ------------      ------------
      Gross margin                                                        14,908            11,218             7,909
                                                                    ------------      ------------      ------------
Operating expenses:
  Marketing and sales                                                      9,894             8,971             7,216
  General and administrative                                               4,385             3,634             3,333
  Royalties expense                                                        1,044               649               621
  Research and development                                                 3,201             2,195             1,787
  Reorganization costs and litigation reserves                             1,358                --                --
                                                                    ------------      ------------      ------------
      Total operating expenses                                            19,882            15,449            12,957
                                                                    ------------      ------------      ------------
      Operating loss                                                      (4,974)           (4,231)           (5,048)
Other income (expense):
  Interest income                                                            771               213               278
  Interest expense                                                          (156)             (190)              (42)
  Other, net                                                                 143                72               (34)
                                                                    ------------      ------------      ------------
                                                                             758                95               202
                                                                    ------------      ------------      ------------
      Net loss from continuing operations                                 (4,216)           (4,136)           (4,846)
Discontinued operations:
  Gain on sale of discontinued industrial subsidiary, Polymicro
   Technologies, Inc. (net of $150 income taxes)                           8,664                --                --
  Income from operations of discontinued industrial
   subsidiary, Polymicro Technologies, Inc.                                  721               861               226
                                                                    ------------      ------------      ------------
      Gain/income from discontinued operations                             9,385               861               226
                                                                    ------------      ------------      ------------
      Net income (loss)                                                    5,169            (3,275)           (4,620)
Other comprehensive income (loss) -
  foreign currency translation                                               (36)               60              (136)
                                                                    ------------      ------------      ------------
         Comprehensive income (loss)                                $      5,133            (3,215)           (4,756)
                                                                    ============      ============      ============
Loss from continuing operations per share -
  basic and diluted                                                 $      (0.19)            (0.22)            (0.26)
Gain/income from discontinued operations
  per share - basic and diluted                                             0.42              0.05              0.01
                                                                    ------------      ------------      ------------
      Net income (loss) per share - basic and diluted               $       0.23             (0.17)            (0.25)
                                                                    ============      ============      ============
Weighted average common shares
  outstanding - basic and diluted                                     22,406,606        19,018,147        18,653,939
                                                                    ============      ============      ============


See accompanying notes to consolidated financial statements

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity
                      (In thousands, except share amounts)

                  Years ended December 31, 1999, 1998 and 1997


                                                                                     OTHER
                                                                     ADDITIONAL   COMPREHENSIVE                    TOTAL
                                                                      PAID-IN       INCOME        ACCUMULATED    SHAREHOLDERS'
                                       SHARES         AMOUNT          CAPITAL       (LOSS)          DEFICIT         EQUITY
                                     ----------     ----------     ----------     ----------      ----------      ----------

Balances at December 31, 1996      18,531,867     $       19         83,402            (16)        (64,895)         18,510
Exercise of stock options             179,384             --            239             --              --             239
Shares purchased under employee
   stock purchase plan                 22,891             --             70             --              --              70
Foreign currency translation
   adjustment                              --             --             --           (136)             --            (136)
Net loss                                   --             --             --             --          (4,620)         (4,620)
                                   ----------     ----------     ----------     ----------      ----------      ----------
Balances at December 31, 1997      18,734,142             19         83,711           (152)        (69,515)         14,063
Exercise of stock options             343,981             --            334             --              --             334
Shares purchased under employee
   stock purchase plan                 32,702             --             86             --              --              86
Foreign currency translation
   adjustment                              --             --             --             60              --              60
Net loss                                   --             --             --             --          (3,275)         (3,275)
                                   ----------     ----------     ----------     ----------      ----------      ----------
Balances at December 31, 1998      19,110,825             19         84,131            (92)        (72,790)         11,268
Sale of common stock in a private
   placement                        3,800,000              4          6,533             --              --           6,537
Exercise of stock options              82,068             --            343             --              --             343
Shares purchased under employee
   stock purchase plan                 44,295             --            105             --              --             105
Foreign currency translation
   adjustment                              --             --             --            (36)             --             (36)
Net income                                 --             --             --             --           5,169           5,169
                                   ----------     ----------     ----------     ----------      ----------      ----------
Balances at December 31, 1999      23,037,188     $       23         91,112           (128)        (67,621)         23,386
                                   ==========     ==========     ==========     ==========      ==========      ==========


See accompanying notes to consolidated financial statements

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                  Years ended December 31, 1999, 1998 and 1997



                                                                   1999          1998         1997
                                                                 --------      --------      --------
Cash flows from operating activities:
  Net income (loss)                                              $  5,169        (3,275)       (4,620)
  Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
      Income from discontinued operations                            (721)         (861)         (226)
      Gain on sale of Polymicro Technologies, Inc.                 (8,664)           --            --
      Depreciation and amortization                                 1,397         1,065         1,090
      Changes in operating assets and liabilities:
        Trade accounts receivable, net                             (1,578)         (581)         (957)
        Inventories                                                (1,871)       (1,462)         (985)
        Prepaid expenses and other                                      3           (32)           64
        Other assets                                                  190            16           (80)
        Accounts payable and accrued liabilities                    1,532         1,504           483
        Deferred revenue                                              (70)       (2,809)        5,277
                                                                 --------      --------      --------
           Net cash provided (used) by operating activities        (4,613)       (6,435)           46
                                                                 --------      --------      --------
Cash flows from investing activities:
  Capital expenditures                                               (431)       (1,140)         (287)
  Net cash received from discontinued operations                    1,140         2,047           653
  Net proceeds from sale of Polymicro Technologies, Inc.           14,346            --            --
  Sale (purchases) of securities, net                             (15,414)        2,058         2,232
                                                                 --------      --------      --------
           Net cash provided (used) by investing activities          (359)        2,965         2,598
                                                                 --------      --------      --------
Cash flows from financing activities:
  Proceeds from sale of common stock                                  272           420           309
  Proceeds from sale of common stock in a private placement,
    net of issue costs                                              6,537            --            --
  Proceeds from borrowings                                             --         1,230         1,100
  Principal payments on long-term debt and
    capital leases obligations                                     (1,058)         (550)         (312)
                                                                 --------      --------      --------
           Net cash provided by financing activities                5,751         1,100         1,097
                                                                 --------      --------      --------
Effect of exchange rate changes on cash                               (37)           (4)          (69)
                                                                 --------      --------      --------
           Net increase (decrease) in cash
             and cash equivalents                                     742        (2,374)        3,672
Cash and cash equivalents at beginning of year                      4,158         6,532         2,860
                                                                 --------      --------      --------
Cash and cash equivalents at end of year                         $  4,900         4,158         6,532
                                                                 ========      ========      ========
Supplemental disclosures of cash flow
  information - cash paid during the year for interest           $    166           179            43
                                                                 ========      ========      ========
Supplemental disclosure of noncash investing
  and financing activities:
    Net transfer from inventory to equipment
      held for rental or loan                                    $  1,164         1,220           424
                                                                 ========      ========      ========
    Equipment acquired through capital leases                    $     --            --           376
                                                                 ========      ========      ========


See accompanying notes to consolidated financial statements

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998





(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly owned subsidiary Spectranetics International B.V. (collectively the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company designs, manufactures and markets laser interventional cardiology products for the medical industry.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

          Certain reclassifications have been made in the 1998 financial statements to conform with the financial statements presentation for December 31, 1999.

     (b)  CASH EQUIVALENTS

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $4,693,000 and $3,235,000 at December 31, 1999 and 1998, respectively, consist primarily of certificates of deposit, government-backed securities, money market accounts, commercial paper and repurchase agreements stated at cost, which approximates market. Restricted cash totaled $335,000 and $209,000 at December 31, 1999 and 1998, respectively.

     (c)  SECURITIES

          Securities at December 31, 1999, consisted of U.S. Treasury notes and mortgage-backed securities, and are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's debt securities were classified as held to maturity securities. Securities were recorded at amortized cost which approximates fair value and those securities with maturities of one year or less are classified as current assets.

     (d)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.



                                       F-7                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     (e)  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

          Equipment and leasehold improvements are recorded at cost. Equipment owned under capital leases is recorded at the present value of minimum lease payments at the inception of the lease.

          Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of 3 to 7 years for manufacturing equipment and computers and furniture and fixtures. Equipment held for rental or loan is depreciated using the straight-line method over 2 to 5 years. Equipment owned under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     (f)  OTHER INTANGIBLE ASSETS

          Other intangible assets are amortized using the straight-line method over periods ranging from 10 to 13 years.

     (g)  LONG-LIVED ASSETS

          The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). Under SFAS No. 121, the carrying value of goodwill and other long-lived assets is reviewed annually for impairment. Events that may indicate a need to assess recoverability include significant changes in business conditions, continuing losses, or a forecasted inability to achieve at least break-even operating results over an extended period. The Company evaluates the recoverability of goodwill and other long-lived assets based upon undiscounted cash flow projections. Should an impairment in value be indicated, the carrying value of the asset is adjusted to its estimated fair value. No adjustments for impairment of assets have been recognized.

     (h)  FINANCIAL INSTRUMENTS

          At December 31, 1999 and 1998, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates.

     (i)  REVENUE RECOGNITION

          Revenue from the sale of the Company's products is recognized when products are shipped to the customer. Revenue from product maintenance contracts and equipment rentals are deferred and recognized ratably over the contract period. Revenue associated with license and supply agreements is deferred and recognized upon shipment of products to the customer.



                                      F-8                          (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     (j)  WARRANTIES

          The Company provides for the cost of estimated future warranty repairs based primarily on historical experience when the products are shipped to the customer.

     (k)  STOCK-BASED COMPENSATION PLAN

          The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
          123), entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS No. 123.

     (l)  RESEARCH AND DEVELOPMENT

          Research and development costs are expensed as incurred.

     (m)  LOSS PER SHARE

          The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the years ended December 31, 1999, 1998 and 1997, as all potential common stock instruments were anti-dilutive.

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


                                      F-9                          (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



          Spectranetics International B.V. uses its local currency (Dutch guilder) as its functional currency. Accordingly, net assets are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in shareholders' equity as accumulated other comprehensive income (loss).

     (o)  INCOME TAXES

          The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is required to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     (p)  SHAREHOLDERS' EQUITY AND PRIVATE PLACEMENT OF COMMON STOCK

          In February 1999, the Company completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, of $6,537,000.

     (q)  DISCONTINUED OPERATIONS

          In June 1999, the Company completed the sale of its industrial subsidiary, Polymicro Technologies, Inc. (PTI), for $15,000,000 in cash. PTI manufactures drawn silica glass products for industrial, aerospace and medical uses with an emphasis on the analytical instrument market.

          The income from PTI up to the date of disposal is shown as "income from operations of discontinued industrial subsidiary" in the consolidated statements of operations. The net assets of PTI have been disclosed as "net assets (current and non-current) of discontinued operations" in the consolidated balance sheet at December 31, 1998.

(2)  SECURITIES

     The Company's investment securities are classified as held to maturity and recorded at amortized cost. At December 31, 1999, fair value approximated amortized cost. Securities as of December 31, 1999 are comprised of U.S. Treasury and Agency Securities.


                                                                     (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(3)  INVENTORIES

     Inventories consist of the following as of December 31:

                                                                 1999                       1998
                                                           ----------------           ----------------
                                                                          (In thousands)
       Raw materials                                       $          1,105                        418
       Work in process                                                  788                        544
       Finished goods                                                   853                      1,133
                                                           ----------------           ----------------

                                                           $          2,746                      2,095
                                                           ================           ================

(4)  OTHER INTANGIBLE ASSETS

     Other intangible assets as of December 31 are as follows:


                                                   1999               1998
                                                ----------        -----------
                                                         (In thousands)
               Patents                         $     3,743              3,743

               Less accumulated
               amortization                          2,605              2,375
                                               -----------        -----------

                                               $     1,138              1,368
                                               ===========        ===========

(5)  ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of December 31:


                                                                    1999                      1998
                                                             -----------------          ----------------
                                                                             (In thousands)

     Accrued payroll and related expenses                     $          1,764                     1,016
     Accrued litigation and reorganization                               1,288                        --
     Accrued warranty expense                                              410                       435
     Accrued royalty expense                                               279                       384
     Other accrued expenses                                              1,440                     1,604
                                                             -----------------          ----------------

                                                             $           5,181                     3,439
                                                             =================          ================





                                      F-11                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(6) DEFERRED REVENUE

     In 1997, the Company entered into a license agreement with United States Surgical Corporation (USSC), whereby USSC paid a license fee in addition to an advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and are being amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. Revenue recognized related to the agreement during the years ended December 31, 1999 and 1998 totaled $0 and $3,067,000, respectively. The remaining deferred revenue balance of $2,028,000 is shown as non-current on the balance sheet at December 31, 1999.

     Other deferred revenue-current in the amounts of $917,000 and $1,278,000 at December 31, 1999 and 1998, respectively, relates to payments in advance for various product maintenance contracts, where revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(7)  DEBT

     During 1993, the Company issued a note payable in the amount of $1,050,000 to obtain certain patent rights. The note is for a ten-year period with annual payments of $105,000 due on May 1st. The note was non-interest bearing and was discounted to $827,000, using a discount rate of 5.75%. At December 31, 1999, the note had a remaining balance of $282,000.

     During 1997, the Company entered into a $2,000,000 credit line collaterialized by equipment. The line bears interest, which is accrued monthly, at a rate equal to three quarters of a percent above the prime rate (9.25% at December 31, 1999), and is due December 23, 2001. At December 31, 1999, the equipment line had an outstanding balance of $800,000.

     During 1998, the Company entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At December 31, 1999, the amount outstanding on this loan was $236,000.

     Annual maturities of debt for each of the next four years are as follows (in thousands):

               2000                   $                942
               2001                                    151
               2002                                    160
               2003                                     65
                                      --------------------
                                      $              1,318
                                      ====================


                                      F-12                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(8)  STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

     At December 31, 1999 and 1998, the Company had two stock-based compensation plans which are described below.

     (a)  STOCK OPTION PLANS

          The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The Board of Directors determines the option price and term. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 1999 vest over one to five years and expire after six to ten years from the date of grant. Options granted to the Board of Directors vest immediately or over three years from date of grant. At December 31, 1999, there were 346,413 shares available for future issuance under the plans.

          The following is a summary of option activity during the three-year period ended December 31, 1999:


                                                                                           SHARES         WEIGHTED AVERAGE
                                                                                        UNDER OPTION       EXERCISE PRICE
                                                                                       ---------------    ------------------

                                 Options outstanding at December 31, 1996                 1,953,264           $    2.73
                                     Granted                                                874,500                3.39
                                     Exercised                                             (179,384)               1.34
                                     Canceled                                              (112,439)               3.58
                                                                                       ------------

                                 Options outstanding at December 31, 1997                 2,535,941           $    3.02
                                     Granted                                              1,125,385                2.98
                                     Exercised                                             (337,170)                .99
                                     Canceled                                              (109,573)               3.76
                                                                                       ------------

                                 Options outstanding at December 31, 1998                 3,214,583           $    3.19
                                     Granted                                                971,528                3.31
                                     Exercised                                              (79,890)               1.95
                                     Canceled                                              (226,025)               3.85
                                                                                       ------------

                                 Options outstanding at December 31, 1999                 3,880,196           $    3.21
                                                                                       ============

          At December 31, 1999, the weighted-average remaining contractual life of outstanding options was 7.6 years and 2,200,739 options were exercisable at a weighted-average exercise price of $3.18 per share.



                                      F-13                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



          The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $3.30, $2.52 and $2.72 per share, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
          1999 - expected dividend yield of 0%, risk-free interest rate of 6.2%, expected volatility of 99%, and an expected life of 5.87 years; 1998 - expected dividend yield of 0%, risk-free interest rate of 4.52%, expected volatility of 103%, and an expected life of 6.94 years; 1997
          - expected dividend yield of 0%; risk-free interest rate of 5.58%, expected volatility of 109%, and an expected life of 4.96 years.


                                OUTSTANDING AND EXERCISABLE BY PRICE RANGE AS OF DECEMBER 31, 1999
              --------------------------------------------------------------------------------------------------------
                                               NUMBER         WEIGHTED                       NUMBER
                                            OUTSTANDING       AVERAGE       WEIGHTED      EXERCISABLE      WEIGHTED
                        RANGE OF               AS OF         REMAINING       AVERAGE         AS OF          AVERAGE
                        EXERCISE            DECEMBER 31,    CONTRACTUAL     EXERCISE      DECEMBER 31,     EXERCISE
                         PRICES                 1999            LIFE          PRICE           1999           PRICE
              ---------------------------  ---------------  -------------  ------------  ---------------  ------------

              $    0.84           1.75          453,155   $     5.10           1.29            447,154  $     1.28
                   1.81           2.63          414,264         8.28           2.37            241,732        2.23
                   2.66           3.00          532,533         8.11           2.88            181,179        2.96
                   3.03           3.03          506,375         8.92           3.03            196,378        3.03
                   3.06           3.13          191,523         7.31           3.16            115,898        3.11
                   3.19           3.32          585,000         7.21           3.31            403,130        3.31
                   3.34           3.59          437,490         8.30           3.43            156,013        3.40
                   3.72           4.66          398,779         8.13           4.43            148,308        4.45
                   4.72           9.75          358,669         6.26           5.34            308,539        5.30
                  21.80          21.80            2,408         2.01          21.80              2,408       21.80
                                           ------------                                  -------------

                   0.84          21.80        3,880,196         7.57           3.21          2,200,739        3.18
                                           ============                                  =============

          As discussed in note 1, the Company applies APB 25 in accounting for its plans and, accordingly, because the Company grants options at or above fair value at the date of grant, no compensation cost has been recognized for stock option grants in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and stock purchase plan shares, as discussed below, under SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts shown below:



                                                                        1999           1998             1997
                                                                 --------------- --------------- ---------------
                   Net income (loss) (in thousands):
                      As reported                                  $       5,169      (3,275)            (4,620)
                      Pro forma                                            2,751      (4,985)            (6,370)

                   Income (loss) per share:
                      As reported                                  $        .23        (0.17)              (0.25)
                      Pro forma                                             .12        (0.26)              (0.34)



                                F-14                               (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



          Pro forma net loss reflects only options and stock purchase rights granted in 1995 and thereafter. Therefore, the full impact of calculating compensation cost for stock options and stock purchase rights under SFAS No. 123 is not reflected in the pro forma net income
          (loss) amounts presented above because compensation is recognized over the option or purchase right vesting period and compensation cost for options and stock purchase rights granted prior to January 1, 1995 is not considered.

     (b)  STOCK PURCHASE PLAN

          In September 1992, the Company adopted an employee stock purchase plan which currently provides for the sale of up to 350,000 shares of common stock. The plan provides eligible employees of the Company the opportunity to acquire common stock of the Company in accordance with
          Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the six-month period. Shares issued under the plan totaled 47,017, 32,702 and 22,891 in 1999, 1998 and 1997, respectively.

          Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: 1999 - expected dividend yield of 0%; risk-free interest rate of 5.68%, expected volatility of 79%, and an expected life of 6 months; 1998 - expected dividend yield of 0%; risk-free interest rate of 4.35%, expected volatility of 81%, and an expected life of 6 months; 1997 - expected dividend yield of 0%; risk-free interest rate of 5.41%, expected volatility of 88%, and an expected life of 6 months. The weighted average fair value of purchase rights granted in 1999, 1998 and 1997 was $1.25, $.89, and $2.67, respectively.

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


                                      F-15                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



(9)  EARNINGS PER SHARE

                                                                  1999               1998               1997
                                                             --------------    ---------------    ---------------
     Loss from continuing operations                      $       (4,216)           (4,136)            (4,846)
     Gain/income from discontinued operations                      9,385               861                226
     Net income (loss)                                             5,169            (3,275)            (4,620)

     Common shares outstanding:
         Historical common shares outstanding
             at beginning of period                               19,110            18,734             18,532
         Weighted average common shares issued                     3,297               284                122
         Weighted average common shares
             outstanding - basic and diluted                      22,407            19,018             18,654

     Earnings (loss) per share - basic and diluted:
         Loss from continuing operations per share        $        (0.19)            (0.22)             (0.26)
         Gain/loss from discontinued operations
             per share                                              0.42              0.05               0.01
     Net income (loss) per share                                    0.23             (0.17)             (0.25)


(10) LEASES

     The Company leases certain equipment under capital leases, and office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2000.

     Included in manufacturing equipment and computers are the following amounts relating to assets held under capital leases as of December 31 (in thousands):

                                                                         1999                    1998
                                                                  -------------------     -------------------
       Manufacturing equipment and computers                         $   1,154                      1,154
       Less accumulated amortization                                      (938)                      (815)
                                                                     ---------                 ----------

                                                                     $     216                        339
                                                                     =========                 ==========

       Amortization of assets held under capital leases is included in depreciation expense.



                                      F-16                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




       The present value of future minimum capital lease payments, and future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:



                                                                         CAPITAL              OPERATING
                                                                          LEASES               LEASES
                                                                    -----------------     ----------------
                                                                               (In thousands)
  Years ending December 31:
      2000                                                             $        51                     575
      2001                                                                      17                     224
      2002                                                                      17                      70
      2003                                                                       3                       3
                                                                       -----------               ---------

         Total minimum lease payments                                           88                     872
                                                                                                 =========
  Less amounts representing interest                                            (7)
                                                                       -----------

         Present value of net minimum lease payments                            81

  Less current portion of capital lease obligations                             46
                                                                       -----------

         Capital lease obligations, noncurrent                         $        35
                                                                       ===========

     Rent expense under operating leases totaled approximately $491,000, $507,000 and $544,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(11) INCOME TAXES

     At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $76.8 million which are available to offset future federal taxable income, if any, and expire at varying dates through 2019. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986.

     The Company also has research and development tax credit carryforwards at December 31, 1999 for federal income tax purposes of approximately $3.4 million which are available to reduce future federal income taxes, if any, and expire at varying dates through 2018. The annual use of portions of the research and development credit carryforwards is also limited under Section 382.


                                      F-17                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:



                                                                                    1999               1998
                                                                              ---------------     --------------
                                                                                          (In thousands)
     Deferred tax assets:
        Net operating loss carryforwards - U.S.                               $      28,743               32,503
        Foreign net operating loss carryforwards                                      7,378                5,740
        Research and development tax credit and other
           carryforwards                                                              3,360                3,312
        Royalty reserve, due to accrual for financial reporting
           purposes                                                                     104                  142
        Warranty reserve, due to accrual for financial reporting
           purposes                                                                     128                  116
        Accrued liabilities, not deducted until paid for tax purposes                   559                  307
        Inventories, principally due to accrual for obsolescence for financial reporting purposes, net of additional costs
           inventoried for tax purposes                                                 187                  169
        Equipment, primarily due to differences in cost basis and
           depreciation methods                                                          32                  464
        Deferred revenue, due to deferral for financial
           reporting purposes                                                           570                  376
        Alternative minimum tax credit                                                  200                   --
        Other                                                                           100                  150
                                                                              -------------          -----------

                Total gross deferred tax assets                                      41,361               43,279

        Less valuation allowance                                                    (41,361)             (43,279)
                                                                              -------------          -----------

                Net deferred tax assets                                       $          --                   --
                                                                              =============          ===========

     The Company has recorded a valuation allowance equal to the gross deferred tax asset at December 31, 1999 and 1998, due to the uncertainty of realization. The net change in the valuation allowance includes the effect of state income taxes, temporary differences for financial statement and tax purposes, and the utilization of the Company's net operating loss and other carryforwards.

(12) CONCENTRATIONS OF CREDIT RISK

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

                           December 31, 1999 and 1998




     Concentration of Credit Risk, consist primarily of cash equivalents, securities and accounts receivable with the Company's various customers.

     The Company's cash equivalents and securities consist of financial instruments issued by various institutions and government entities. The Company's investment policy is designed to limit the Company's exposure to concentrations of credit risk.

     The Company's accounts receivable are due from a variety of health care organizations and distributors throughout the United States and Europe. No single customer represented more than 10% of accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management's estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 1999.

     The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

(13) SEGMENT AND GEOGRAPHIC REPORTING

     An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net earnings or loss. As a result of the sale of PTI in June 1999, the Company operates in one distinct line of business consisting of development, manufacturing, marketing and distribution of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two reportable segments within this line of business: (1) U.S. Medical and (2) Europe Medical. U.S. Medical and Europe Medical offer similar products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

     Certain elements within the segment reporting financial information at December 31, 1998 and 1997 have been reclassified to conform with the segment reporting as presented at December 31, 1999.

     (a)  U.S. MEDICAL

     Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 1999, FDA-approved products are used in conjunction with coronary angioplasty as well as in the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States;

                                      F-19                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




     however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 1999, 1998 and 1997, cost allocations of these functions to Europe Medical have not been performed. Allocations to income from operations of discontinued industrial subsidiary for general and administrative activities totaled $190,000, $120,000 and $120,000 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

     Revenue associated with intersegment transfers to Europe Medical were $1,372,000, $1,339,000 and $2,218,000 for the years ended December 31,
     1999, 1998 and 1997, respectively. Revenue is based upon transfer prices which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 1999, 1998 and 1997, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.

(b)  EUROPE MEDICAL

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves Europe as well as the Middle East. Products offered by this reportable segment are similar in nature to U.S. Medical products and were distributed primarily through third-party distributors for the year ended December 31, 1998. Beginning in January 1999, the Company established a direct sales force in Germany, which accounts for the majority of the revenues within this segment. The Company has received CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, lead removal and peripheral angioplasty to clear blockages in leg arteries.


                                      F-20                         (Continued)

================================================================================

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998



     Summary financial information relating to reportable continuing segment operations is as follows. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands).



              REVENUE:                                     1999               1998              1997
                                                       ------------       ------------       -----------
              Equipment                                $      3,870              5,618             3,997
              Disposables                                    12,856              8,144             4,930
              Service                                         2,541              2,073             1,436
              Other                                             190                356               578
                                                       ------------       ------------       -----------

                  Subtotal - U.S. Medical                    19,457             16,191            10,941

              Equipment                                         436                504             1,142
              Disposables                                     2,094              1,559             2,388
              Service                                           318                311               225
                                                       ------------       ------------       -----------

                  Subtotal - Europe Medical                   2,848              2,374             3,755
                                                       ------------       ------------       -----------

                  Total revenues                       $     22,305             18,565            14,696
                                                       ============       ============       ===========

     In 1999 and 1997, no individual customers represented 10% or more of consolidated revenue. In 1998, revenue from one customer totaled $3,286 consisting of equipment - $2,905, disposables - $162 and service - $219.



              INTEREST INCOME:                    1999            1998           1997
                                               ----------     ----------     ----------

              U.S. Medical                    $      768            213            276
              Europe Medical                           3             --              2
                                              ----------     ----------     ----------

                   Total interest income      $      771            213            278
                                              ==========     ==========     ==========

              INTEREST EXPENSE:                     1999           1998           1997
                                              ----------     ----------     ----------

              U.S. Medical                    $      137            190             42
              Europe Medical                          19             --             --
                                              ----------     ----------     ----------

                   Total interest expense     $      156            190             42
                                              ==========     ==========     ==========

              DEPRECIATION EXPENSE:                 1999           1998           1997
                                              ----------     ----------     ----------

               U.S. Medical                   $      845            734            612
               Europe Medical                        165            102             74
                                              ----------     ----------     ----------

                   Total depreciation         $    1,010            836            686
                                              ==========     ==========     ==========


                                      F-21                         (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998




               AMORTIZATION EXPENSE:              1999           1998        1997
                                                --------      --------     --------
               U.S. Medical*                    $    387          229          404
                                                --------      -------      -------

                   Total amortization           $    387          229          404
                                                ========      =======       ======

          * A portion of this expense is recorded within cost of revenue as follows: 1999 - $203; 1998 - $229; 1997 - $230.



               SEGMENT NET LOSS:                   1999          1998           1997
                                                --------      --------      --------
               U.S. Medical                     $ (2,317)       (1,671)       (3,461)
               Europe Medical                     (1,899)       (2,465)       (1,385)
                                                --------      --------      --------

                   Total net loss               $ (4,216)       (4,136)       (4,846)
                                                ========      ========      ========

               SEGMENT ASSETS:                      1999          1998          1997
                                                --------      --------      --------

               U.S. Medical                     $ 32,298        13,526        17,842
               Europe Medical                      1,740         2,131         2,364
                                                --------      --------      --------

                   Subtotal - Medical             34,038        15,657        20,206

               Discontinued operations                --         5,728         5,119
                                                --------      --------      --------

                   Total assets                 $ 34,038        21,385        25,325
                                                ========      ========      ========



              CAPITAL EXPENDITURES:                1999         1998         1997
                                                --------      --------      --------

              U.S. Medical                      $    395        1,107          236
              Europe Medical                          36           33           51
                                                --------     --------     --------

                 Total capital expenditures     $    431        1,140          287
                                                ========     ========     ========

          The Company operates in several countries outside of the United States. Revenue from foreign operations by segment is summarized as follows:



                                                   1999         1998        1997


              U.S. Medical                      $    983         474           578
              Europe Medical                       2,848       2,374         3,755
                                                --------    --------      --------

                  Total foreign revenue         $  3,831       2,848         4,333
                                                ========    ========      ========


                                F-22                               (Continued)

                          THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


          There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 1999, 1998 or 1997. Long-lived assets located in foreign countries are concentrated in Europe and totaled $327 and $252 as of December 31, 1999 and 1998, respectively.

(14)   REORGANIZATION COSTS

       During the year ended December 31, 1999, the Company initiated a reorganization of its subsidiary in Europe consisting primarily of a change in management. Costs associated with the reorganization related primarily to termination and severance costs.

(15)   COMMITMENTS AND CONTINGENCIES

       The Company is obligated under various licensing and royalty agreements which require the Company to pay royalties based on a percentage of net sales of certain products, subject to minimum and maximum amounts for certain agreements. The agreements generally expire at various dates concurrent with the expiration dates of the respective patents. Royalty expense under these agreements amounted to $1,044,000, $649,000 and $621,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       On August 6, 1999, the Company was notified of a lawsuit claiming patent infringement which was filed in Delaware by Baxter Healthcare Corporation. The lawsuit seeks an injunction against further alleged infringement of the patents as well as unspecified damages. The Company is aware of these patents and does not believe any patent infringement has occurred. The Company has accrued for costs incurred and expected to be incurred as a result of this claim. The Company has assessed the range of costs to be incurred and has accrued an amount at the lower end of the range, as there is no better estimate within that range. However, it is difficult to assess the costs involved related to the defense and resolution of this claim. As such, the possibility exists that the costs to resolve this matter may exceed the amount accrued.

                          INDEPENDENT AUDITORS' REPORT
                  ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Shareholders
The Spectranetics Corporation:

Under date of February 2, 2000, we reported on the consolidated balance sheets of the Spectranetics Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the Company's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II (Valuation and Qualifying Accounts). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




         KPMG LLP



Denver, Colorado
February 2, 2000

                                                                     SCHEDULE II





                         THE SPECTRANETICS CORPORATION
                                AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

                                 (In thousands)



                                       BALANCE AT     ADDITIONS       DEDUCTIONS        BALANCE
                                        BEGINNING      CHARGED           FROM            AT END
            DESCRIPTION                  OF YEAR     TO EXPENSE        ALLOWANCE        OF YEAR
                                       ------------  ------------   ----------------  -------------
Year ended December 31, 1997:

  Accrued warranty liability         $      241            485            390            336
  Accrued royalty liability                 116            621            556            181
  Allowance for doubtful accounts
   and sales returns                         39            188             29            198

Year ended December 31, 1998:
  Accrued warranty liability                336            402            303            435
  Accrued royalty liability                 181            649            446            384
  Allowance for doubtful accounts
   and sales returns                        198             74             44            228

Year ended December 31, 1999:
  Accrued warranty liability                435            332            357            410
  Accrued royalty liability                 384          1,044          1,149            279
  Allowance for doubtful accounts
   and sales returns                        228             49            157            120
Accrued litigation and reorganization
   reserves                                  --          1,358             70          1,288


See accompanying independent auditors' report.

                          THE SPECTRANETICS CORPORATION

                                  EXHIBIT INDEX



 EXHIBIT NUMBER                                      DESCRIPTION
 --------------                                      -----------
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

       2.2         Certificate of Ownership and Merger of Advanced Interventional Systems, Inc. Into The
                   Spectranetics Corporation, dated December 27, 1995.(13)

       2.3         Merger Agreement dated as of May 24, 1999 among the Company, Polymicro Technologies, Inc., PMT
                   Holdings, LLC, and Polymicro Technologies, LLC.(20)

       3.1         Restated Certificate of Incorporation.(1)

     3.1(a)        Certificate of Amendment to Restated Certificate of Incorporation.(12)

     3.1(b)        Certificate of Amendment to Restated Certificate of Incorporation.(18)

       3.2         Bylaws of the Company.(3)

       4.1         Form of Common Stock Certificate of the Company.(4)

       4.2         Rights Agreement, dated as of May 6, 1996, between the Company and Norwest Bank Minnesota, N.A. (14)

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

      10.7         1989 Incentive Stock Option Plan and First Amendment thereto.(6)

      10.8         Nonemployee Director Stock Option Plan.(8)

     10.8(a)       Stock Option Plan for Outside Directors.(10)

      10.9         Employee Stock Purchase Plan (as amended).(9)

      10.10        The 1997 Equity Participation Plan of The Spectranetics Corporation.(21)

    10.10(a)       NonQualified Stock Option Agreement dated as of April 17, 1996, between the Company and Emile J.
                   Geisenheimer.(21)

    10.10(b)       NonQualified Stock Option Agreement dated as of March 3, 1997, between the Company and Joseph A.
                   Largey.(21)

    10.10(c)       Form of NonQualified Stock Option Agreement for Officers.(21)

    10.10(d)       Form of NonQualified Stock Option Agreement for Employees.(21)

    10.10(e)       Form of NonQualified Stock Option Agreement for Independent Directors.(21)

    10.10(f)       Form of Incentive Stock Option Agreement for Officers.(21)

    10.10(g)       Form of Incentive Stock Option Agreement for Employees.(21)

      10.11        License Agreement with Patlex Corporation, dated January 1, 1992 (confidential treatment has been granted for portions of this agreement).(7)

      10.12        License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(7)

      10.13        Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated
                   April 7, 1992 (confidential treatment has been granted for portions of this agreement).(6)

      10.14        Exclusive License Agreement between the United States of America and James B. Laudenslager and
                   Thomas J. Pacala dated March 25, 1985; and Exclusive License Agreement between the United States of America and LAIS dated April 29, 1990.(5)

      10.15        License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(15)





      10.16        License Agreement between United States Surgical Corporation and the Company, dated September 25,
                   1997 (confidential treatment has been granted for portions of this agreement).(16)

      10.17        Supply Agreement between United States Surgical Corporation and the Company, dated September 25,
                   1997 (confidential treatment has been granted for portions of this agreement).(16)

      10.18        Loan and Security Agreement between Silicon Valley Bank and the Company, dated December 24,
                   1997.(19)

      10.19        Exclusive Purchase and Distribution Agreement between The Spectranetics Corporation and Orbus
                   Medical Technologies, Inc. dated March 12, 1998 (confidential treatment has been granted for portions of this agreement).(18)

      10.20        Form of Stock Purchase Agreement, dated as of December 22,
                   1998 among the Company and the stockholders named in the Company's Registration Statement on Form S-3 (File No.
                   333-69829).(22)

      10.21        Employment Agreement between the Company anad Henk Kos dated January 1, 1997.(22)

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

11 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed October 6, 1994 (File No. 33-85198).

12 Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

13 Incorporated by reference to the Company's 1995 Annual Report on Form 10-K filed on April 29, 1996.

14 Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on May 6, 1996.

15 Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

16 Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

17 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed July 19, 1996.

18 Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on June 30, 1998.

19 Incorporated by reference to exhibits previously filed by the Company with its 1997 Annual Report on Form 10-K filed on March 30, 1998.

20 Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 8, 1999.

21 Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

22 Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended March 31, 1999.