Form 10-Q
period 2000-03-31
SPECTRANETICS CORP
filed 2000-05-15
CIK 789132

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

                                 MARCH 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 25, 2000, there were 23,226,809 outstanding shares of Common Stock.






================================================================================

                          PART I-FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                            March 31, 2000             December 31, 1999
                                                                         -------------------          -------------------
Assets:
Current assets:
  Cash and cash equivalents                                              $             4,058          $             4,900
  Investment securities, held to maturity                                              4,939                        3,468
  Trade accounts receivable, net of allowance                                          6,132                        5,564
  Inventories                                                                          3,316                        2,746
  Other current assets                                                                   647                          492
                                                                         -------------------          -------------------
            Total current assets                                                      19,092                       17,170
Property and equipment, net                                                            3,856                        3,675
Other intangible assets, net                                                           1,080                        1,138
Other assets                                                                             510                          298
Long-term investments, held to maturity                                                8,747                       11,757
                                                                         -------------------          -------------------
            Total Assets                                                 $            33,285          $            34,038
                                                                         ===================          ===================
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities                               $             6,093          $             6,308
  Deferred revenue                                                                     1,119                          917
  Current portion of notes payable                                                       740                          942
  Current portion of capital lease obligations                                            31                           46
                                                                         -------------------          -------------------
            Total current liabilities                                                  7,983                        8,213
                                                                         -------------------          -------------------
Deferred revenue                                                                       2,028                        2,028
Notes payable, net of current portion                                                    353                          376
Capital lease obligations, net of current portion                                         31                           35
                                                                         -------------------          -------------------
            Total long-term liabilities                                                2,412                        2,439
                                                                         -------------------          -------------------
            Total liabilities                                                         10,395                       10,652
                                                                         -------------------          -------------------
Shareholders' Equity:
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares; none issued                                              --                           --
  Common stock, $.001 par value
    Authorized 60,000,000 shares; issued and outstanding
    23,222,981 and 23,037,188 shares, respectively                                        23                           23
  Additional paid-in capital                                                          91,547                       91,112
  Accumulated other comprehensive loss                                                  (165)                        (128)
  Accumulated deficit                                                                (68,515)                     (67,621)
                                                                         -------------------          -------------------
            Total shareholders' equity                                                22,890                       23,386
                                                                         -------------------          -------------------
            Total Liabilities and Shareholders' Equity                   $            33,285          $            34,038
                                                                         ===================          ===================


See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  Three Months Ended March 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
Revenue                                                                          $      6,662      $      4,070
Cost of revenue                                                                         2,274             1,360
                                                                                 ------------      ------------
Gross margin                                                                            4,388             2,710
                                                                                 ------------      ------------
Gross margin %                                                                             66%               67%

Operating Expenses:
  Marketing and sales                                                                   3,089             2,164
  General and administrative                                                            1,288               979
  Royalties expense                                                                       313               195
  Research and development                                                                857               787
                                                                                 ------------      ------------
          Total operating expenses                                                      5,547             4,125
                                                                                 ------------      ------------
Operating Loss                                                                         (1,159)           (1,415)
Other Income (Expense):
  Interest income                                                                         294                54
  Interest expense                                                                        (30)              (49)
  Other, net                                                                                1                12
                                                                                 ------------      ------------
          Total other income (expense)                                                    265                17
                                                                                 ------------      ------------
Loss from Continuing Operations                                                          (894)           (1,398)
Discontinued Operation:
  Income from operations of discontinued
    industrial subsidiary                                                                  --               473
                                                                                 ------------      ------------
Income from Discontinued Operations                                                        --               473
                                                                                 ------------      ------------
Net Loss                                                                                 (894)             (925)
Other Comprehensive Loss -
  Foreign currency translation                                                            (37)              (29)
                                                                                 ------------      ------------
Comprehensive Loss                                                               $       (931)     $       (954)
                                                                                 ============      ============

Loss from Continuing Operations per share -
    basic and diluted                                                            $      (0.04)     $      (0.07)
Income from Discontinued Operations
    per share - basic and diluted                                                          --              0.03
                                                                                 ------------      ------------
Net Loss per share - basic and diluted                                           $      (0.04)     $      (0.04)
                                                                                 ============      ============
Weighted Average Common Shares
  Outstanding - basic and diluted                                                  23,099,244        20,566,667
                                                                                 ============      ============








See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                                     Three Months Ended March 31,
                                                                                      2000                 1999
                                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $       (894)     $       (925)
    Adjustments to reconcile net loss to net cash
        used by operating activities:
    Income from discontinued industrial subsidiary                                            --              (473)
    Depreciation and amortization                                                            392               397
    Net change in operating assets and liabilities                                        (1,903)             (234)
                                                                                    ------------      ------------
        Net cash used by operating activities                                             (2,405)           (1,235)
                                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (162)             (103)
    Net cash received from discontinued industrial subsidiary                                 --               375
    Decrease (increase) in gross investments                                               1,538              (477)
                                                                                    ------------      ------------
        Net cash provided (used) by investing activities                                   1,376              (205)
                                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of common stock options                                       409                52
    Proceeds from private placement of common stock, net                                      --             6,856
    Principal payments on obligations under
        capital leases and notes payable                                                    (228)             (287)
                                                                                    ------------      ------------
        Net cash provided by financing activities                                            181             6,621
                                                                                    ------------      ------------
Effect of exchange rate changes on cash                                                        6               (26)
                                                                                    ------------      ------------
Net increase (decrease) in cash and cash equivalents                                        (842)            5,155
Cash and cash equivalents at beginning of period                                           4,900             4,158
                                                                                    ------------      ------------
Cash and cash equivalents at end of period                                          $      4,058      $      9,313
                                                                                    ============      ============
Supplemental disclosures of cash flow information --
    cash paid for interest                                                          $         28      $         45
                                                                                    ============      ============
Supplemental disclosure of noncash investing and financing activity -
    transfers from inventory to equipment held for
        rental or loan                                                              $        356      $        340
                                                                                    ============      ============



See accompanying unaudited notes to consolidated financial statements.

ITEM 1.  NOTES TO FINANCIAL STATEMENTS

(1)      GENERAL

         The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications have been made in the financial statements to conform with the financial statements as presented at March 31, 2000.

(2)      LOSS PER SHARE

         The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three months ended March 31, 2000 and 1999, as all potential common stock instruments were anti-dilutive.

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

(5)      INVENTORIES

         Components of inventories are as follows (in thousands):




                                                              MARCH 31, 2000           DECEMBER 31, 1999
                                                            -----------------          -----------------
             Raw Materials                                  $           1,822          $           1,105
             Work in Process                                              163                        788
             Finished Goods                                             1,331                        853
                                                            -----------------          -----------------
                                                            $           3,316          $           2,746
                                                            =================          =================

(6)      DEFERRED REVENUE

         In 1997, the Company entered into a license and supply agreement with United States Surgical Corporation (USSC), whereby USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and have been amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. There was no revenue related to these agreements during the three months ended March 31, 2000 and 1999. The remaining deferred revenue balance of $2,028,000 is shown as non-current on the balance sheet at March 31, 2000 and December 31, 1999, as delivery dates are unknown due to the Baxter Healthcare litigation (see note 8).

         Other deferred revenue - current in the amounts of $1,119,000 and $917,000 at March 31, 2000 and December 31, 1999, respectively, relates primarily to payments received in advance for various product maintenance contracts, whereby revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(7)      SEGMENT AND GEOGRAPHIC REPORTING

         An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net earnings or loss. As a result of the sale of PTI in June 1999, the Company operates in one distinct line of business consisting of the development, manufacturing, marketing and distribution of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two geographic reportable segments within this line of business: (1) U.S. Medical, and (2) Europe Medical. U.S. Medical and Europe Medical offer similar products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At March 31, 2000, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic area served by this segment also includes Canada, Mexico, South America, the Pacific Rim and Australia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2000 and 1999 cost allocations of these functions to Europe Medical have not been performed. Allocations to income from operations of our discontinued industrial subsidiary for general and administrative activities totaled $45,000 for the three months ended March 31, 1999.

         Revenue associated with intersegment transfers to Europe Medical were $534,000 and $418,000 for the three months ended March 31, 2000 and 1999, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three months ended March 31, 2000 and 1999, intersegment revenue and intercompany profits have been eliminated in the segment information in the table shown below.

EUROPE MEDICAL

         The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are similar in nature to U.S. Medical products. Beginning in January 1999, the Company established a direct sales force in Germany, which accounts for the majority of the revenue within this segment. The Company has received CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

         Summary financial information relating to reportable continuing segment operations is as follows. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands).





                                       THREE MONTHS ENDED MARCH 31,
         REVENUE:                        2000                1999
                                  ---------------     ---------------
         U.S. Medical             $         5,674     $         3,436

         Europe Medical                       988                 634
                                  ---------------     ---------------

           Total revenue          $         6,662     $         4,070
                                  ===============     ===============


                                        THREE MONTHS ENDED MARCH 31,
         SEGMENT NET LOSS:            2000                   1999
                                  ---------------     ---------------
         U.S. Medical             $          (602)    $        (1,130)

         Europe Medical                      (292)               (268)
                                  ---------------     ---------------

           Total net loss         $          (894)    $        (1,398)
                                  ===============     ===============


                                      MARCH 31,          DECEMBER 31,
         SEGMENT ASSETS:                2000                1999
                                  ---------------     ---------------

         U.S. Medical             $        31,101     $        32,299
         Europe Medical                     2,184               1,739
                                  ---------------     ---------------

           Total assets           $        33,285     $        34,038
                                  ===============     ===============

(8)  COMMITMENTS AND CONTINGENCIES

         On August 6, 1999, the Company was notified of a lawsuit claiming patent infringement which was filed in Delaware by Baxter Healthcare Corporation. The lawsuit seeks an injunction against further alleged infringement of the patents as well as unspecified damages. The Company is aware of these patents and does not believe any patent infringement has occurred. The Company has also asserted several counterclaims against Baxter. The Company has accrued for costs incurred and expected to be incurred as a result of this claim. We have assessed the range of costs to be incurred and have accrued costs at the lower end of the range, as there is no better estimate within that range. However, it is difficult to assess the costs involved related to the defense and resolution of this claim. As such, the possibility exists that the costs to resolve this matter may exceed the amount accrued.

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

         Our strategy is to expand our installed base of laser systems, increase the utilization of our FDA-approved products, and develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads. We are currently conducting three clinical trials evaluating the use of our excimer laser system to treat restenosed stents and blocked arteries in the upper and lower leg. We expect that each of these trials will continue another 2 to 3 years.


RESULTS OF OPERATIONS

         In this section, we discuss revenue and net income (loss) from continuing operations for the three months ended March 31, 2000 and 1999.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenue increased by 64% to $6,662,000 for the three months ended March 31, 2000 as compared to $4,070,000 for the three months ended March 31, 1999. Increased revenue included a 48% increase in disposables sales, a 229% increase in equipment revenue and a 23% increase in service revenue.

         Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 32% in sales of coronary angioplasty catheters and a 93% increase in sales of lead removal devices over our 1999 levels.

         Equipment revenue increased in 2000 primarily due to increased unit sales of our laser system. Additionally, rental revenue contributed to the increase in connection with the introduction of the Evergreen rental program in July 1999.

         Gross margin decreased slightly to 66% during the three months ended March 31, 2000 as compared to 67% for the three months ended March 31, 1999. This decrease is primarily the result of a shift in sales mix toward lower margin equipment revenue during the three months ended March 31, 2000.

         Operating expenses grew 34% during the three months ended March 31, 2000 to $5,547,000 as compared to $4,125,000 for the three months ended March 31, 1999.

         Marketing and sales expenses increased by 43% to $3,089,000 for the three months ended March 31, 2000 as compared to $2,164,000 for the same period for 1999. This increase relates to costs incurred primarily in the United States for investments in sales personnel. The U.S. field sales organization has increased to 30 employees as of March 31, 2000 as compared to 15 as of March 31, 1999.

         General and administrative expenses grew 32% to $1,288,000 for the three months ended March 31, 2000 as compared to $979,000 for the three months ended March 31, 1999. This increase is primarily attributable to increased personnel costs associated with building the infrastructure necessary to support the company's growth and higher legal costs as compared to the three months ended March 31, 1999.

         Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increased by 61% to $313,000 for the three months ended March 31, 2000 as a direct result of increased revenue as compared to the three months ended March 31, 1999. Additionally, the higher mix of equipment revenue during the three months ended March 31, 2000 also contributed to the increase since royalty rates on equipment revenue are generally higher.

         Research and development expenses increased by 9% to $857,000 for the three months ended March 31, 2000 as compared to $787,000 for the three months ended March 31, 1999. This increase is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

due primarily to clinical trial costs associated with peripheral angioplasty to clear blockages in the upper and lower leg and the debulking of blockages with restenosed, or blocked, stents.

         Interest income increased due to higher cash and investment averages as a result of cash received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense decreased slightly from the prior year and related primarily to interest charges on our equipment loan.

         Loss from continuing operations for the three months ended March 31, 2000 decreased by 36% to a loss of $894,000 from a loss of $1,398,000 for the three months ended March 31, 1999, primarily due to increases in revenue and gross margin partially offset by increases in expenses discussed above.

U.S. MEDICAL

         Revenue in the United States increased 65% to $5,674,000 for the three months ended March 31, 2000 as compared to revenue of $3,436,000 for the three months ended March 31, 1999. Equipment revenue increased by 148%. Disposables revenue increased 59%, led by a 97% increase in lead removal products and a 47% increase in coronary angioplasty revenue. Service revenue increased 19%.

         Loss from continuing operations decreased 47% to a loss of $602,000 for the three months ended March 31, 2000, as compared to a loss of $1,130,000 for the three months ended March 31, 1999. The decreased net loss was primarily due to increased revenue partially offset by increased operating expenses.

EUROPE MEDICAL

         Revenue from our medical business in Europe increased 56% to $988,000 for the three months ended March 31, 2000 as compared to revenue of $634,000 for the three months ended March 31, 1999. This increase was primarily due to an increase in equipment revenue.

         Net loss increased by 9% to a loss of $292,000 for the three months ended March 31, 2000 as compared to a loss of $268,000 for the three months ended March 31, 1999. This increase is primarily attributed to decreased gross margin resulting from a higher mix of equipment sales, combined with a 27% increase in operating expenses, primarily associated with personnel costs as we solidify our direct sales organization in Germany.

         The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 caused a decrease in revenue and operating expenses of 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had cash, cash equivalents and investment securities of $17,744,000 compared to $20,125,000 at December 31, 1999. In February 1999, Spectranetics completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, therefrom of $6,537,000. In June 1999, the Company completed the sale of PTI for cash of $15,000,000.

         Cash used in operations totaled $2,405,000 for the three months ended March 31, 2000, primarily due to the following: (1) net loss of $894,000, (2) $517,000 related to increased receivables balances, (3) $945,000 related to increased inventories and equipment held for rental or loan, and (4) $123,000 related to decreased accounts payable and accrued liabilities. These uses of cash were offset by cash provided by an increase in deferred revenue. The table below describes the growth in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily medical sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.



                                        Mar 31, 2000     Dec 31, 1999
                                        ------------     ------------
        Days Sales Outstanding                83               75
        Inventory Turns                      2.7              3.0


         Receivables considered to be overdue were not significant as of March 31, 2000 or December 31, 1999. The increase in days sales outstanding is primarily due to the timing of sales for the three months ended March 31, 2000.

         Net cash provided by investing activities was $1,376,000 for the three months ended March 31, 2000 primarily due to a $1,538,000 decrease in invested balances. Capital expenditures were $162,000 for the three months ended March 31, 2000 compared to $103,000 for the three months ended March 31, 1999.

         Net cash provided by financing activities was $181,000, consisting of $409,000 from the issuance of common stock associated with stock option exercises and the employee stock purchase plan which was offset by $228,000 from principal payments on debt and capital lease obligations.

         During 1997, we secured a $2,000,000 credit line collateralized by equipment (equipment line). The equipment line bears interest, which is accrued monthly, at a rate equal to one-quarter of a percent above the prime rate (interest rate of 9.25% at March 31, 2000), and matures on December 23, 2000. At March 31, 2000, the equipment line had an outstanding balance of $600,000. As of March 31, 2000 we are in compliance with the debt covenants and we expect to remain compliant with these covenants.

         During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At March 31, 2000, the loan had an outstanding balance of $211,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION (CONT'D)

         At March 31, 2000 and December 31, 1999, we placed a number of systems on rental, loan and fee per procedure programs. A total of $3,513,000 and $3,331,000 were recorded as property and equipment as of March 31, 2000 and December 31, 1999, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our installed base of laser systems in major cardiac centers.

         We currently use three placement programs. Since July 1999, most units were placed under the Evergreen or evaluation programs. A description of our placement programs follow:

          (1) Rental programs - Straight rental program with terms varying from 6 months to 3 years. Rental revenue in the amount of $3,000 to $5,000 are invoiced on a monthly basis and revenue is recognized upon invoicing. Catheter revenue is recognized when shipped and invoiced. The lasers are transferred from inventory to property and equipment upon shipment of the laser to the customer. The laser is then depreciated over three to five years, depending on the type of laser. Depreciation on these lasers is included in cost of revenue. At the end of the rental term, if the customer elects to purchase the unit, revenue is recognized upon invoicing the customer after receiving a valid purchase order. Cost of revenue equal to the net book value of the system is also recorded at this time.

          (2) Evergreen - The Evergreen rental program was introduced in July 1999 and is similar to the straight rental program. However, rental revenue under this program vary on a sliding scale depending on the customer's catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing.

          (3) Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is made to create awareness of the product and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the equipment held for rental or loan account upon shipment of the laser system. The laser systems are depreciated over a three to five year period that is expensed to cost of revenue. At the end of the evaluation period, the equipment typically converts to a rental agreement or the customer purchases the laser system.

         We believe our liquidity and capitalization as of March 31, 2000 is sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels and attaining profitability will be necessary to sustain us over the long-term.

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

         Due to the size of the Spectranetics International, B.V. operations in relation to the consolidated operations, the conversion to the Euro is not expected to have a material effect on the consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), which is effective for fiscal quarters beginning after June 15, 1999, later extended to June 15, 2000. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.

RISK FACTORS

         We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At March 31, 2000, we had accumulated $68.5 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

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

         We Are Exposed to the Problems that Come from Having International Operations. For the three months ended March 31, 2000, our revenue from international operations represented 15% of consolidated revenues. Of this revenue, approximately 30% was derived from sales in Germany. Changes in international economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION (CONT'D)

         We May Be Unable to Compete Successfully in our Highly Competitive Industry in Which Many Other Competitors are Bigger Companies. Our primary competitors are manufacturers of products used in competing therapies, such as balloon angioplasty, stent implantation, open chest bypass surgery, and atherectomy, a mechanical method for removing arterial blockages.

         We also compete with companies that develop lead extraction devices or removal methods, such as mechanical sheaths. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. We expect competition to intensify.

         SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), and Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), are the leading balloon angioplasty manufacturers. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and SCIMED. Cook Vascular, Inc. competes with us in the lead removal market with their mechanical lead removal products.

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

         Failure of Third Parties to Reimburse Medical Providers for our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payors such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. In some circumstances, the amount reimbursed to hospitals for procedures involving our products may not be adequate to cover a hospital's costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued reimbursement driven cost containment measures could hurt our business in the future.

         In addition, the FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser angioplasty in most of the procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. While all approved procedures using the excimer laser system are reimbursable, some third-party payors attempt to deny reimbursement for procedures they believe are duplicative, such as adjunctive balloon angioplasty performed together with laser angioplasty. Third-party payors may also attempt to deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established protocols regarding cost effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not purchase our excimer laser systems in the future.

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

         Technological Change May Result in Our Products Becoming Obsolete. We derive more than 80% of our revenue from the sale or lease of the CVX-300 laser unit and the sale of disposable devices. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION (CONT'D)


devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

         Our Patents and Proprietary Rights May be Proved Invalid so Competitors Can Copy Our Products; We May Infringe Other Companies' Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminate our licenses to use patented technology. See Part II- Item I of Legal Proceedings.


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

PART II.- OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS

         In 1993, we entered into a license agreement with Pillco Limited Partnership granting us a license regarding certain patents. In 1996, Pillco Limited Partnership transferred all of its right, title and interest in the patents and license agreement to Interlase LP. In July 1998, we were served a Garnishment Summons instructing us to make royalty payments due under the license to the ex-wife of one of the named inventors of the licensed patents, who is also a partner of Interlase LP. The Garnishment Summons was issued by a state court in Virginia where this divorce proceeding was pending. In September 1998, Interlase LP purported to assign all of its right, title and interest in the patents to White Star Holdings, Ltd. ("White Star"), an offshore company. White Star subsequently demanded payment of the royalties. In light of the competing demands from White Star and a Receiver appointed by the Virginia court to collect the assets of Interlase LP, we notified White Star and the Receiver that the funds would be deposited into a segregated, interest-bearing account until we could determine the rightful owner of the royalty payments. In October 1998, White Star filed suit against us in the U.S. District Court for the District of Colorado, alleging that we breached the license agreement by failing to remit the royalty payments. We responded to White Star's claim by following well-established procedure and requesting that the court determine which of White Star and the Interlase LP Receiver was entitled to receive the royalty payments. We also requested and were granted permission to deposit all of the disputed royalties into the registry of the Court. In January 1999, White Star issued a notice to us purporting to terminate the license agreement. White Star proceeded to distribute a press release describing the purported termination of the license agreement. In January 1999, we sought and were granted a temporary restraining order restraining White Star and its agents from taking any further steps to terminate the license agreement, from issuing further press releases concerning the litigation or the status of the license agreement, and from contacting any of our customers regarding such matters. In March 1999, a preliminary injunction was issued by the U.S. District Court of Colorado restraining White Star from all actions described in the temporary restraining order. In July 1999, two Virginia courts ruled that Spectranetics is a valid holder of a patent license entitling the Company to develop, manufacture, market, and distribute its CVX-300(R) excimer laser system.

         In May 2000, a permanent injunction was issued restraining White Star from all actions described in the temporary restraining order. Additionally, White Star is restrained from instituting any legal proceedings related to the patents or the license agreements against the company, its customers or any third party.

         On October 1, 1999 Baxter Healthcare Corporation, an affiliate of Baxter International, Inc., served notice of a complaint against us claiming that all of our products infringe on three patents licensed by Baxter. We feel our position is meritorious and intend to vigorously defend our patent position and we have asserted several counterclaims against Baxter.

         The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEMS 2-3.     NOT APPLICABLE.

ITEM 4.        NOT APPLICABLE.

ITEM 5.        NOT APPLICABLE.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits. The following documents are filed herewith and made a part of this report on Form 10-Q:

               Exhibit 10.22 Letter Agreement dated June 17, 1999 between the Company and James P. McCluskey.

               Exhibit 10.23 Termination Agreement dated February 15, 2000 between the Company and Hendricus Kos.

               Exhibit 27.1 Financial Data Schedule for 2000 First Quarter Form 10-Q.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SPECTRANETICS CORPORATION
                                              (Registrant)
May 12, 2000                        By: /s/ Paul C. Samek
                                        --------------------------------------
                                        Paul C. Samek
                                        Vice President Finance,
                                        Chief Financial Officer

                          THE SPECTRANETICS CORPORATION
                  FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2000



EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------


10.22 Letter Agreement dated June 17, 1999 between the Company and James P. McCluskey.

10.23 Termination Agreement dated February 15, 2000 between the Company and Hendricus Kos.

27.1     Financial Data Schedule for 2000 First Quarter 10-Q.