Form 10-Q
period 2000-06-30
SPECTRANETICS CORP
filed 2000-08-14
CIK 789132

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 28, 2000, there were 23,378,757 outstanding shares of Common Stock.


================================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             June 30, 2000   December 31, 1999
                                                             -------------   -----------------
Assets:
Current assets:
  Cash and cash equivalents                                     $  3,713         $  4,900
  Investment securities, held to maturity                          6,764            3,468
  Trade accounts receivable, net of allowance                      6,286            5,564
  Inventories                                                      2,993            2,746
  Other current assets                                               640              492
                                                                --------         --------
            Total current assets                                  20,396           17,170
Property and equipment, net                                        4,215            3,675
Other intangible assets, net                                       1,023            1,138
Other assets                                                         593              298
Long-term investments, held to maturity                            4,993           11,757
                                                                --------         --------
            Total Assets                                        $ 31,220         $ 34,038
                                                                ========         ========
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities                      $  4,960         $  6,308
  Deferred revenue                                                 1,091              917
  Current portion of notes payable                                   545              942
  Current portion of capital lease obligations                        16               46
                                                                --------         --------
            Total current liabilities                              6,612            8,213
                                                                --------         --------
Deferred revenue                                                   2,028            2,028
Notes payable, net of current portion                                243              376
Capital lease obligations, net of current portion                     25               35
                                                                --------         --------
            Total long-term liabilities                            2,296            2,439
                                                                --------         --------
            Total liabilities                                      8,908           10,652
                                                                --------         --------
Shareholders' Equity:
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares; none issued                          --               --
  Common stock, $.001 par value
    Authorized 60,000,000 shares; issued and outstanding
    23,345,567 and 23,037,188 shares, respectively                    23               23
  Additional paid-in capital                                      91,949           91,112
  Accumulated other comprehensive loss                              (168)            (128)
  Accumulated deficit                                            (69,492)         (67,621)
                                                                --------         --------
            Total shareholders' equity                            22,312           23,386
                                                                --------         --------
            Total Liabilities and Shareholders' Equity          $ 31,220         $ 34,038
                                                                ========         ========


See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE LOSS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)


                                                      Three Months Ended June 30,                  Six Months Ended June 30,
                                                   ----------------------------------          --------------------------------
                                                       2000                  1999                  2000                 1999
                                                   ------------          ------------          ------------          ----------
Revenue                                            $      6,808          $      4,937          $     13,470          $    9,007

Cost of revenue                                           2,086                 1,744                 4,360               3,104
                                                   ------------          ------------          ------------          ----------
Gross margin                                              4,722                 3,193                 9,110               5,903
                                                   ------------          ------------          ------------          ----------
Gross margin %                                               69%                   65%                   68%                 66%

Operating Expenses:
  Marketing and sales                                     3,420                 2,238                 6,509               4,402
  General and administrative                              1,353                   922                 2,641               1,901
  Royalties expense                                         289                   239                   602                 434
  Research and development                                  829                 1,016                 1,686               1,803
  Reorganization costs and
    litigation reserves                                      --                 1,358                    --               1,358
                                                   ------------          ------------          ------------          ----------
          Total operating expenses                        5,891                 5,773                11,438               9,898
                                                   ------------          ------------          ------------          ----------
Operating Loss                                           (1,169)               (2,580)               (2,328)             (3,995)
Other Income (Expense):
  Interest income                                           216                   108                   510                 162
  Interest expense                                          (24)                  (40)                  (54)                (89)
  Other, net                                                 --                    (5)                    1                   7
                                                   ------------          ------------          ------------          ----------
          Total other income (expense)                      192                    63                   457                  80
                                                   ------------          ------------          ------------          ----------
Loss from Continuing Operations                            (977)               (2,517)               (1,871)             (3,915)

Discontinued Operations:
  Gain from sale of discontinued industrial
    subsidiary (net of $150 income taxes)                    --                 8,664                    --               8,664
  Income from operations of discontinued
    industrial subsidiary                                    --                   248                    --                 721
                                                   ------------          ------------          ------------          ----------
Income from Discontinued Operations                          --                 8,912                    --               9,385
                                                   ------------          ------------          ------------          ----------
Net Income (Loss)                                          (977)                6,395                (1,871)              5,470
Other Comprehensive Loss -
  Foreign currency translation                               (3)                  (21)                  (40)                (50)
                                                   ------------          ------------          ------------          ----------
Comprehensive Income (Loss)                        $       (980)         $      6,374          $     (1,911)         $    5,420
                                                   ============          ============          ============          ==========

Loss from Continuing Operations per share -
    basic and diluted                              $      (0.04)         $      (0.11)         $      (0.08)         $    (0.18)
Income from Discontinued Operations
    per share - basic and diluted                            --                  0.39                    --                0.43
                                                   ------------          ------------          ------------          ----------
Net Income (Loss) per share - basic and
   diluted                                         $      (0.04)         $       0.28          $      (0.08)         $     0.25
                                                   ============          ============          ============          ==========
Weighted Average Common Shares
   Outstanding - basic and diluted                   23,254,912            22,932,802            23,186,240          21,756,276
                                                   ============          ============          ============          ==========


See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       Six Months Ended June 30,
                                                                                         2000             1999
                                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $ (1,871)        $  5,470
    Adjustments to reconcile net loss to net cash
        used by operating activities:
    Income from discontinued industrial subsidiary                                           --             (721)
    Gain on sale of discontinued industrial subsidiary                                       --           (8,664)
    Depreciation and amortization                                                           799
                                                                                                             766
    Net change in operating assets and liabilities                                       (3,486)           1,063
                                                                                       --------         --------
        Net cash used by operating activities                                            (4,558)          (2,086)
                                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                   (345)            (149)
    Net cash received from discontinued industrial subsidiary                                --            1,140
    Net proceeds from sale of discontinued industrial subsidiary                             --           14,346
    Decrease (increase) in gross investments                                              3,467           (5,503)
                                                                                       --------         --------
        Net cash provided (used) by investing activities                                  3,122            9,834
                                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of common stock options                                      785               55
    Proceeds from private placement of common stock, net                                     --            6,537
    Principal payments on obligations under
        capital leases and notes payable                                                   (551)            (598)
                                                                                       --------         --------
        Net cash provided by financing activities                                           234            5,994
                                                                                       --------         --------
Effect of exchange rate changes on cash                                                      15              (27)
                                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                                     (1,187)          13,715
Cash and cash equivalents at beginning of period                                          4,900            4,158
                                                                                       --------         --------
Cash and cash equivalents at end of period                                             $  3,713         $ 17,873
                                                                                       ========         ========
Supplemental disclosures of cash flow information --
    cash paid for interest                                                             $     64         $    105
                                                                                       ========         ========
Supplemental disclosure of noncash investing and financing activity - transfers
    from inventory to equipment held for rental or loan                                $    825         $    384
                                                                                       ========         ========


See accompanying unaudited notes to consolidated financial statements.

ITEM 1.  NOTES TO FINANCIAL STATEMENTS

(1)      GENERAL

         The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications have been made in the financial statements to conform with the financial statements as presented at December 31, 1999.

(2)      LOSS PER SHARE

         The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three and six months ended June 30, 2000 and 1999, as all potential common stock instruments were anti-dilutive.

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

(5)      INVENTORIES

         Components of inventories are as follows (in thousands):

                    JUNE 30, 2000        DECEMBER 31, 1999
                    -------------        -----------------
Raw Materials          $1,507                 $1,105
Work in Process           117                    788
Finished Goods          1,369                    853
                       ------                 ------
                       $2,993                 $2,746
                       ======                 ======

(6)      DEFERRED REVENUE

         In 1997, the Company entered into a license and supply agreement with United States Surgical Corporation (USSC), whereby USSC paid a license fee in addition to advance payment for products to be supplied by the Company. The payments received were recorded as deferred revenue and have been amortized as product is shipped under the agreement. During 1997, cash received under the agreement totaled $6,339,000. There was no revenue related to these agreements during the three and six months ended June 30, 2000 and 1999. The remaining deferred revenue balance of $2,028,000 is shown as non-current on the balance sheet at June 30, 2000, and December 31, 1999, as delivery dates are unknown due to the Baxter Healthcare litigation (see note 8).

         Other deferred revenue - current, in the amounts of $1,091,000 and $917,000 at June 30, 2000, and December 31, 1999, respectively, relates primarily to payments received in advance for various product maintenance contracts, whereby revenue is initially deferred and amortized over the life of the contract, which is generally one year.

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

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At June 30, 2000, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic area served by this segment also includes Canada, Mexico, South America, the Pacific Rim and Australia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2000 and 1999, cost allocations of these functions to Europe Medical have not been performed. Allocations to income from operations of our discontinued industrial subsidiary for general and administrative activities totaled $145,000 and $190,000 for the three and six months ended June 30, 1999, respectively.

         Revenue associated with intersegment transfers to Europe Medical were $393,000 and $550,000 for the three months ended June 30, 2000 and 1999, respectively, and $927,000 and $968,000 for the six months ended June 30, 2000 and 1999, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and six months ended June 30, 2000 and 1999, intersegment revenue and intercompany profits have been eliminated in the segment information in the table shown below.

EUROPE MEDICAL

         The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are similar to U.S. Medical products. Beginning in January 1999, the Company established a direct sales force in Germany, which accounts for the majority of the revenue within this segment. The Company has received CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

         Summary financial information relating to reportable continuing segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided.

(in thousands)             THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
REVENUE:                     2000                1999       2000              1999
                           -------             -------     -------           -------
U.S. Medical               $ 6,077             $ 4,306     $11,751           $ 7,742
Europe Medical                 731                 631       1,719             1,265
                           -------             -------     -------           -------
     Total revenues        $ 6,808             $ 4,937     $13,470           $ 9,007
                           =======             =======     =======           =======

                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
SEGMENT NET LOSS:           2000                 1999       2000               1999
                           -------             -------     -------           -------
U.S. Medical               $  (534)            $(1,437)    $(1,136)          $(2,567)
Europe Medical                (443)             (1,080)       (735)           (1,348)
                           -------             -------     -------           -------
     Total net loss        $  (977)            $(2,517)    $(1,871)          $(3,915)
                           =======             =======     =======           =======


                        JUNE 30,      DECEMBER 31,
SEGMENT ASSETS:           2000           1999
                        --------      ------------
U.S. Medical            $28,874        $32,299
Europe Medical            2,346          1,739
                        -------        -------

    Total assets        $31,220        $34,038
                        =======        =======

(8)      COMMITMENTS AND CONTINGENCIES

         On August 6, 1999, the Company was notified of a lawsuit claiming patent infringement, which was filed in Delaware by Baxter Healthcare Corporation. The lawsuit seeks an injunction against further alleged infringement of the patents as well as unspecified damages. The Company is aware of these patents and does not believe any patent infringement has occurred. The Company has also asserted several counterclaims against Baxter. The Company has accrued for costs incurred and expected to be incurred as a result of this claim. We have assessed the range of costs to be incurred and have accrued costs at the lower end of the range, as there is no better estimate within the range. However, it is difficult to assess the costs involved related to the defense and resolution of this claim. As such, the possibility exists that the costs to resolve this matter may exceed the amount accrued.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORPORATE OVERVIEW

               We develop, manufacture, service and distribute an excimer laser unit and fiber optic delivery system for the treatment of certain coronary and vascular conditions. In June 1999, we sold our wholly owned subsidiary, Polymicro Technologies, Inc., a manufacturer and distributor of drawn silica glass products, which include capillary tubing and specialty fiber optics. The operations of Polymicro are reflected in our financial statements as a discontinued operation, and our discussion and analysis contained herein focuses on our continuing medical business only.

               We sell the only excimer laser system that has been market approved by the FDA in the United States for multiple cardiovasclar applications -- including coronary angioplasty and lead removal. Our laser system competes primarily against alternative technologies including balloon catheters, cardiovascular stents and mechanical atherectomy devices.

               Our strategy is to expand our installed base of laser systems, increase the utilization of our FDA-approved products, and develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads. We are currently conducting three clinical trials evaluating the use of our excimer laser system to treat restenosed stents and blocked arteries in the upper and lower leg. We expect that each of these trials will continue another two to three years.

FORWARD-LOOKING STATEMENTS

              Forward looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, the risks set forth below under the caption "Risk Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

              In this section, we discuss revenue and net income (loss) from continuing operations for the three and six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

              On August 6, 1999, one of our competitors, Boston Scientific Corporation, announced a product recall of its rotational atherectomy system. We believe that a large part of the increase within our coronary angioplasty product line during the last half of 1999 was directly related to the recall. Boston Scientific responded to the recall by supplying its customers with the earlier generation rotational atherectomy system, and has since received FDA clearance to re-introduce the product that was recalled in August.

              We believe that have retained and we can continue to retain the business gained since the product recall was announced, but our ability to do so depends on, among other things, the acceptance of excimer laser angioplasty as a viable alternative to rotational atherectomy.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Revenue increased by 38% to $6,808,000 for the three months ended June 30, 2000, as compared with $4,937,000 for the three months ended June 30, 1999. Increased revenue included a 64% increase in disposables revenue, an 18% decrease in equipment revenue and a 22% increase in service revenue.

         Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 76% in sales of coronary angioplasty catheters and an 82% increase in sales of lead removal devices over our 1999 levels, primarily due to increased unit volumes. The increased units reflect growth within previously existing customer accounts as well as continued growth in our installed base of laser systems.

         Equipment revenue decreased in 2000 primarily due to decreased unit sales of our laser system, partially offset by increased rental revenue of 41% related to the Evergreen rental program introduced in July 1999.

         Gross margin increased to 69% during the three months ended June 30, 2000, as compared with 65% for the three months ended June 30, 1999. This increase is primarily the result of a shift in sales mix toward higher margin disposable revenue during the three months ended June 30, 2000, manufacturing efficiencies resulting from increased unit volumes, and improved pricing within our coronary angioplasty product line.

         Operating expenses grew 2% during the three months ended June 30, 2000, to $5,891,000 as compared with $5,773,000 for the three months ended June 30, 1999.

         Marketing and sales expenses increased by 53% to $3,420,000 for the three months ended June 30, 2000, as compared with $2,238,000 for the same period for 1999. This increase relates to costs incurred primarily in the United States for the hiring and training of sales personnel. The U.S. field sales organization has increased to 31 employees as of June 30, 2000, as compared with 17 as of June 30, 1999.

         General and administrative expenses grew 47% to $1,353,000 for the three months ended June 30, 2000, as compared with $922,000 for the three months ended June 30, 1999. This increase is primarily attributable to increased personnel costs associated with building the infrastructure necessary to support the company's growth. Additionally, for the three months ended June 30, 1999, costs of $145,000 were allocated to Polymicro for corporate administrative support. No allocations were recorded for the three months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         Royalties expense represent costs paid on license agreements held by third parties on our products. Royalties expense increased by 21% to $289,000 for the three months ended June 30, 2000, as a direct result of increased royalty-bearing revenue as compared to the three months ended June 30, 1999.

         Research and development expenses decreased 18% to $829,000 for the three months ended June 30, 2000, as compared with $1,016,000 for the three months ended June 30, 1999. This decrease is due primarily to final close-out costs of $335,000 associated with certain clinical trials in Europe during the three months ended June 30, 1999. No costs of this nature were recorded during the three months ended June 30, 2000. When adjusted for these close-out costs incurred in 1999, research and development costs increased 22%, which is due to ongoing clinical trials studying the use of excimer laser technology to treat in-stent restenosis and blockages in the upper and lower legs.

         Reorganization and litigation charges recorded during the three months ended June 30, 1999, represent one-time charges associated with termination costs for a change in management within our European subsidiary, Spectranetics International, B.V., and litigation costs related to the patent infringement lawsuit filed by Baxter Healthcare Corporation. See further discussion of Baxter litigation at Part II, Item 1.

         Interest income increased due to higher cash and investment balances received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense decreased slightly from the prior year and related primarily to interest charges on our equipment loan.

         Loss from continuing operations for the three months ended June 30, 2000, decreased 61% to a loss of $977,000 from a loss of $2,517,000 for the three months ended June 30, 1999, primarily due to increases in revenue and gross margin partially offset by increases in expenses discussed above.

U.S. MEDICAL

         Revenue in the United States increased 41% to $6,077,000 for the three months ended June 30, 2000, as compared with revenue of $4,306,000 for the three months ended June 30, 1999. Equipment revenue decreased by 23%. Disposables revenue increased 75%, led by an 86% increase in lead removal products and an 83% increase in coronary angioplasty revenue. Service revenue increased 14%.

         Loss from continuing operations decreased 63% to a loss of $534,000 for the three months ended June 30, 2000, as compared with a loss of $1,437,000 for the three months ended June 30, 1999. The decreased net loss was primarily due to increased revenue partially offset by increased operating expenses.

EUROPE MEDICAL

         Revenue from our medical business in Europe increased 16% to $731,000 for the three months ended June 30, 2000, as compared with revenue of $631,000 for the three months ended June 30, 1999. This increase is primarily attributable to an increase in equipment and service revenue.

         Net loss decreased 59% to a loss of $443,000 for the three months ended June 30, 2000, as compared with a loss of $1,080,000 for the three months ended June 30, 1999. This decrease is primarily due to increased revenue and gross margin as well as a 37% decrease in operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         The functional currency of Spectranetics International, B.V., is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended June 30, 2000, as compared with the three months ended June 30, 1999, caused a decrease in revenue and operating expenses of 2%.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Revenue increased 50% to $13,470,000 for the six months ended June 30, 2000, as compared with $9,007,000 for the six months ended June 30, 1999. Increased revenue included a 56% increase in disposables sales, a 47% increase in equipment revenue and a 23% increase in service revenue.

         Increased disposables revenue, which consists of single-use catheter products, resulted from an increase of 53% in sales of coronary angioplasty catheters and a 90% increase in sales of lead removal devices over our 1999 levels. The increases are a result of increased unit volumes, which reflect growth within previously existing customer accounts as well as continued growth in our installed base of laser systems.

         Equipment revenue increased in 2000 primarily due to increased unit sales of our laser system. Additionally, rental revenue contributed to a 34% increase in equipment revenue in connection with the introduction of the Evergreen rental program in July 1999.

         Gross margin increased to 68% during the six months ended June 30, 2000, as compared with 66% for the six months ended June 30, 1999. This increase is primarily the result of a shift in sales mix toward higher margin disposables revenue combined with manufacturing efficiencies as a result of increased unit volumes during the six months ended June 30, 2000.

         Operating expenses grew 16% during the six months ended June 30, 2000, to $11,438,000, as compared with $9,898,000 for the six months ended June 30, 1999.

         Marketing and sales expenses increased 48% to $6,509,000 for the six months ended June 30, 2000, as compared with $4,402,000 for the same period for 1999. This increase relates to costs incurred primarily in the United States for the hiring and training of sales personnel. The U.S. field sales organization has increased to 31 employees as of June 30, 2000, as compared with 17 as of June 30, 1999.

         General and administrative expenses grew 39% to $2,641,000 for the six months ended June 30, 2000, as compared with $1,901,000 for the six months ended June 30, 1999. This increase is primarily attributable to increased personnel costs associated with building the infrastructure necessary to support the company's growth, higher legal costs and the lack of corporate administrative allocations to Polymicro which were recorded in the six months ended June 30, 1999 but not in the six months ended June 30, 2000 due to the sale of Polymicro in 1999.

         Royalties expense represents costs paid on license agreements held by third parties on our products. Royalties expense increased by 39% to $602,000 for the six months ended June 30, 2000 as a direct result of increased revenue as compared to the six months ended June 30, 1999.

         Research and development expenses decreased 6% to $1,686,000 for the six months ended June 30, 2000, as compared with $1,803,000 for the six months ended June 30, 1999. This decrease is due primarily to final close-out costs of $335,000 associated with certain clinical trials in Europe during the six

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

months ended June 30, 1999. No costs of this nature were recorded during the three months ended June 30, 2000. When adjusted for these close-out costs incurred in 1999, research and development costs increased 15%, which is due to ongoing clinical trials studying the use of excimer laser technology to treat in-stent restenosis and blockages in the upper and lower legs.

         Reorganization and litigation charges recorded during the six months ended June 30, 1999, represent one-time charges associated with termination costs for a change in management within our European subsidiary, Spectranetics International, B.V., and litigation costs related to the patent infringement lawsuit filed by Baxter Healthcare Corporation. See further discussion of Baxter litigation at Part II, Item 1. No costs of this nature were recorded during the six months ended June 30, 2000.

         Interest income increased due to higher cash and investment balances received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense decreased slightly from the prior year and related primarily to interest charges on our equipment loan.

         Loss from continuing operations for the six months ended June 30, 2000, decreased 52% to a loss of $1,871,000 from a loss of $3,915,000 for the six months ended June 30, 1999, primarily due to increases in revenue and gross margin partially offset by increases in expenses discussed above.

U.S. MEDICAL

         Revenue in the United States increased 52% to $11,751,000 for the six months ended June 30, 2000, as compared with revenue of $7,742,000 for the six months ended June 30, 1999. Equipment revenue increased by 24%. Disposables revenue increased 67%, led by a 92% increase in lead removal products and a 66% increase in coronary angioplasty revenue. Service revenue increased 17%.

         Loss from continuing operations decreased 56% to a loss of $1,136,000 for the six months ended June 30, 2000, as compared with a loss of $2,567,000 for the six months ended June 30, 1999. The decreased net loss was primarily due to increased revenue partially offset by increased operating expenses.

EUROPE MEDICAL

         Revenue from our medical business in Europe increased 36% to $1,719,000 for the six months ended June 30, 2000, as compared with revenue of $1,265,000 for the six months ended June 30, 1999. This increase is primarily attributable to an increase in equipment and service revenue.

         Net loss decreased 45% to a loss of $735,000 for the six months ended June 30, 2000, as compared with a loss of $1,348,000 for the three months ended June 30, 1999. This decrease is primarily due to increased revenue and gross margin as well as a 16% decrease in operating expenses.

         The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the six months ended June 30, 2000, as compared with the six months ended June 30, 1999, caused a decrease in revenue and operating expenses of 2%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had cash, cash equivalents and investment securities of $15,470,000, compared with $20,125,000 at December 31, 1999. In February 1999, Spectranetics completed the private placement of 3,800,000 shares of common stock and received cash proceeds, net of offering costs, therefrom of $6,537,000. In June 1999, the Company completed the sale of PTI for $15,000,000 in cash .

         Cash used in operations totaled $4,558,000 for the three months ended June 30, 2000, primarily due to the following: (1) net loss of $1,871,000, (2) $722,000 related to increased receivables balances, (3) $1,109,000 related to increased inventories and equipment held for rental or loan, and (4) $1,266,000 related to decreased accounts payable and accrued liabilities. The table below describes the growth in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.

                          June 30, 2000    Dec 31, 1999
                          -------------    ------------
Days Sales Outstanding          83                75
Inventory Turns                2.8               3.0

         Receivables considered to be overdue were not significant as of June 30, 2000, or December 31, 1999.

         Net cash provided by investing activities was $3,122,000 for the six months ended June 30, 2000, primarily due to a $3,467,000 decrease in invested balances. Capital expenditures were $345,000 for the six months ended June 30, 2000, compared with $149,000 for the six months ended June 30, 1999.

         Net cash provided by financing activities was $234,000, consisting of $785,000 from the issuance of common stock associated with stock option exercises and the employee stock purchase plan, which was offset by $551,000 from principal payments on debt and capital lease obligations.

         During 1997 we secured a $2,000,000 credit line collateralized by equipment (equipment line). The equipment line bears interest, which is accrued monthly, at a rate equal to one-quarter of a percent above the prime rate (interest rate of 9.25% at June 30, 2000), and matures on December 23, 2000. At June 30, 2000, the equipment line had an outstanding balance of $400,000. As of June 30, 2000, we are in compliance with the debt covenants and we expect to remain compliant with these covenants.

         During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At June 30, 2000, the loan had an outstanding balance of $196,000.

         At June 30, 2000 and December 31, 1999, we placed a number of systems on rental, loan and fee-per-procedure programs. Totals of $3,972,000 and $3,331,000 were recorded as property and equipment as of June 30, 2000, and December 31, 1999, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our installed base of laser systems in major cardiac centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         We currently use three placement programs. Since July 1999, most units were placed under the Evergreen or evaluation programs. A description of our placement programs follows:

         (1) Rental programs - Straight rental program with terms varying from 6 months to 3 years. Rental revenue in the amount of $3,000 to $5,000 is invoiced on a monthly basis and revenue is recognized upon invoicing. Catheter revenue is recognized when shipped and invoiced. The lasers are transferred from inventory to property and equipment upon shipment of the laser to the customer. The laser is then depreciated over three to five years, depending on the type of laser. Depreciation on these lasers is included in cost of revenue. At the end of the rental term, if the customer elects to purchase the unit, revenue is recognized upon invoicing the customer after receiving a valid purchase order. Cost of revenue equal to the net book value of the system is also recorded at this time.

         (2) Evergreen - The Evergreen rental program was introduced in July 1999, and is similar to the straight rental program. However, rental revenue under this program varies on a sliding scale depending on the customer's catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing.

         (3) Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is made to create awareness of the product, and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the "equipment held for rental or loan" account upon shipment of the laser system. The laser systems are depreciated over a three to five year period that is expensed to cost of revenue. At the end of the evaluation period, the equipment typically converts to a rental agreement or the customer purchases the laser system.

         We believe our liquidity and capitalization as of June 30, 2000, is sufficient to meet our operating and capital requirements through December 31, 2000. Revenue increases from current levels and attaining profitability will be necessary to sustain us over the long term.

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

         Due to the size of the Spectranetics International, B.V., operations in relation to the consolidated operations, the conversion to the Euro is not expected to have a material effect on the consolidated financial statements.

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

RISK FACTORS

         We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At June 30, 2000, we had accumulated $69.5 million in net losses since inception. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

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

         We Are Exposed to the Problems that Come from Having International Operations. For the six months ended June 30, 2000, our revenue from international operations represented 13% of consolidated revenues. Changes in international economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

         SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), and Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), are the leading balloon angioplasty manufacturers. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation) and SCIMED. Cook Vascular, Inc. competes with us in the lead removal market with its mechanical lead removal products.

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

         Failure of Third Parties to Reimburse Medical Providers for our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payors, such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase of expensive capital equipment. In some circumstances, the amount reimbursed to hospitals for procedures involving our products may not be adequate to cover a hospital's costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued reimbursement driven cost-containment measures could hurt our business in the future.

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

         We are aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted us and requested that we enter into license agreements for the underlying technology. We cannot guarantee you that a patent holder will not file a lawsuit against us and may prevail. If we decide that we need to license this technology, we may be unable to obtain these licenses on favorable terms, or at all. We may not be able to develop or otherwise obtain alternative technology.

         Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. See Part II, Item 1, "Legal Proceedings."

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

         Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and amendments of the bylaws that could have the effect of delaying, deferring or preventing an unsolicited change in the control of Spectranetics. Our Board of Directors are elected for staggered three-year terms, which prevents stockholders from electing all directors at each annual meeting, and may have the effect of delaying or deferring a change in control.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. Our debt consists of obligations with fixed interest rates ranging from 5.75% to 6.51%, as well as an obligation with a variable interest rate equal to the prime rate plus three-quarters of a percent. An increase or decrease of 1% in the prime rate would cause interest expense to increase or decrease by approximately $16,000 over a twelve-month period.

PART II.---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On October 1999, Cook Vascular, Inc., filed a lawsuit in the U.S. federal court in Indiana claiming co-ownership of two patents issued to Spectranetics. Cook alleges that the patents were issued improperly by listing only Spectranetics employees as inventors. Cook also alleges breach of contract, misappropriation of trade secrets, and conspiracy. The technology at issue is catheters utilizing electrical energy to remove implanted pacemaker leads. On June 5, 2000, Cook amended its original complaint, alleging infringement by Spectranetics of a Cook patent directed to a mechanical device for removing implanted pacemaker leads. The Company intends to defend itself vigorously and views all of Cook's claims as without merit and completely lacking factual support.

         On August 6, 1999, Baxter Healthcare Corporation, an affiliate of Baxter International, Inc., served notice of a complaint against us in the U.S. District Court for the District of Delaware claiming that all of our laser-based products infringe on three patents licensed by Baxter. We feel our position is meritorious and intend to vigorously defend our patent position and we have asserted several counterclaims against Baxter.

         The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEMS 2-3. NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Shareholders was held on June 21, 2000.

         (b) The following directors were elected for a three-year term to expire at the Company's Annual Meeting of Shareholders in 2003:

                                               Affirmative votes          Votes withheld
                                               -----------------          --------------
           Joseph A. Largey                        21,305,145                  829,507
           James A. Lent                           21,305,145                  829,507

                  Gary R. Bang, Cornelius C. Bond, Jr., Emile J. Geisenheimer, Joseph M. Ruggio, M.D. and John G. Schulte continued their terms of office as director after the meeting.

         (c)      The following other matters were voted upon at the meeting:

(1) Approval of an amendment to the 1997 Equity Participation Plan to increase the number of shares authorized for issuance thereunder from 2,500,000 shares to 6,000,000 shares:

In favor:                 6,266,152
Against:                  3,996,543
Abstained:                   70,671

(2) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 2000:

In favor:                22,033,785
Against:                     50,551
Abstained:                   50,316

(3) Approval of an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 350,000 shares to 850,000 shares and to increase the maximum percentage of a participant's base compensation which may be used to purchase stock in a particular purchase period from 5% to 15%:

In favor:                 7,813,984
Against:                  2,437,264
Abstained:                   82,118


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


                            THE SPECTRANETICS CORPORATION
                                    (Registrant)


August 14, 2000             By:  /s/ Paul C. Samek
                                 -----------------------------------------------
                                 Paul C. Samek
                                 Vice President Finance, Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
--------          -----------
27.1              Financial Data Schedule for 2000 Second Quarter 10-Q.