Form 10-Q
period 2000-09-30
SPECTRANETICS CORP
filed 2000-11-14
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                             ------    ------

                         COMMISSION FILE NUMBER 0-19711

                          THE SPECTRANETICS CORPORATION
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                   84-0997049
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

         As of October 20, 2000, there were 23,426,178 outstanding shares of Common Stock.

===============================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                September 30, 2000     December 31, 1999
                                                                ------------------     -----------------
Assets:
Current assets:
  Cash and cash equivalents                                          $ 2,496                $ 4,900
  Investment securities                                                9,755                  3,468
  Trade accounts receivable, net of allowance                          6,364                  5,461
  Inventories                                                          2,543                  2,746
  Other current assets                                                   714                    595
                                                                     -------                -------
            Total current assets                                      21,872                 17,170
Property and equipment, net                                            4,939                  3,675
Other intangible assets, net                                             966                  1,138
Other assets                                                             570                    298
Long-term investments                                                  2,002                 11,757
                                                                     -------                -------
            Total Assets                                             $30,349                $34,038
                                                                     =======                =======
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities                           $ 7,780                $ 6,308
  Deferred revenue                                                       995                    917
  Current portion of notes payable                                       343                    942
  Current portion of capital lease obligations                            14                     46
                                                                     -------                -------
            Total current liabilities                                  9,132                  8,213
                                                                     -------                -------
Deferred revenue                                                          --                  2,028
Accrued liabilities                                                    3,060                     --
Notes payable, net of current portion                                    222                    376
Capital lease obligations, net of current portion                         22                     35
                                                                     -------                -------
            Total long-term liabilities                                3,304                  2,439
                                                                     -------                -------
            Total liabilities                                         12,436                 10,652
                                                                     -------                -------
Shareholders' Equity:
  Preferred stock, $.001 par value
    Authorized 5,000,000 shares; none issued                              --                     --
  Common stock, $.001 par value
    Authorized 60,000,000 shares; issued and outstanding
    23,425,880 and 23,037,188 shares, respectively                        23                     23
  Additional paid-in capital                                          92,232                 91,112
  Accumulated other comprehensive loss                                  (206)                  (128)
  Accumulated deficit                                                (74,136)               (67,621)
                                                                     -------                -------
            Total shareholders' equity                                17,913                 23,386
                                                                     -------                -------
            Total Liabilities and Shareholders' Equity               $30,349                $34,038
                                                                     =======                =======

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                               (LOSS) (UNAUDITED)
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)


                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                  2000             1999             2000             1999
                                              ------------     ------------     ------------     ------------
Revenue                                       $      6,369     $      6,644     $     19,839     $     15,651
Cost of revenue                                      1,850            2,258            6,210            5,362
                                              ------------     ------------     ------------     ------------
Gross margin                                         4,519            4,386           13,629           10,289
                                              ------------     ------------     ------------     ------------
Gross margin %                                          71%              66%              69%              66%

Operating Expenses:
  Royalties expense                                    276              333              878              767
  Research and development                             799              841            2,485            2,644
  Selling and administrative                         4,632            3,934           13,782           10,237
  Litigation settlement costs, net                   3,654               --            3,654               --
  Reorganization costs and
    litigation reserves                                 --               --               --            1,358
                                              ------------     ------------     ------------     ------------
          Total operating expenses                   9,361            5,108           20,799           15,006
                                              ------------     ------------     ------------     ------------
Operating Loss                                      (4,842)            (722)          (7,170)          (4,717)
Other Income (Expense):
  Interest income                                      212              300              722              462
  Interest expense                                     (16)             (37)             (70)            (126)
  Other, net                                             2              134                3              141
                                              ------------     ------------     ------------     ------------
          Total other income (expense)                 198              397              655              477
                                              ------------     ------------     ------------     ------------
Loss from Continuing Operations                     (4,644)            (325)          (6,515)          (4,240)
Discontinued Operations:
  Gain from sale of discontinued industrial
    subsidiary (net of $150 income taxes)               --               --               --            8,664
  Income from operations of discontinued
    industrial subsidiary                               --               --               --              721
                                              ------------     ------------     ------------     ------------
Income from Discontinued Operations                     --               --               --            9,385
                                              ------------     ------------     ------------     ------------
Net Income (Loss)                                   (4,644)            (325)          (6,515)           5,145
Other Comprehensive Loss -
  Foreign currency translation                         (38)              23              (78)             (27)
                                              ------------     ------------     ------------     ------------
Comprehensive Income (Loss)                   $     (4,682)    $       (302)    $     (6,593)    $      5,118
                                              ============     ============     ============     ============

Loss from Continuing Operations per share -
    basic and diluted                         $      (0.20)    $      (0.01)    $      (0.28)    $      (0.19)
Income from Discontinued Operations
    per share - basic and diluted                       --               --               --             0.42
                                              ------------     ------------     ------------     ------------
Net Income (Loss) per share - basic and
   diluted                                    $      (0.20)    $      (0.01)    $      (0.28)    $       0.23
                                              ============     ============     ============     ============
Weighted Average Common Shares
   Outstanding - basic and diluted              23,391,788       22,989,673       23,255,256       22,171,926
                                              ============     ============     ============     ============

See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       Nine Months Ended September 30,
                                                                              2000       1999
                                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $ (6,515)   $  5,145
    Adjustments to reconcile net income (loss) to net cash
        used by operating activities:
    Income from discontinued industrial subsidiary                                --        (721)
    Gain on sale of discontinued industrial subsidiary                            --      (8,664)
    Depreciation and amortization                                              1,258
                                                                                           1,042
    Net change in operating assets and liabilities                              (288)       (109)
                                                                            --------    --------
        Net cash used by operating activities                                 (5,545)     (3,307)
                                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (542)       (234)
    Net cash received from discontinued industrial subsidiary                     --       1,140
    Net proceeds from sale of discontinued industrial subsidiary                  --      14,346
    Decrease (increase) in gross investments                                   3,467     (15,110)
                                                                            --------    --------
        Net cash provided (used) by investing activities                       2,925         142
                                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of common stock options                         1,043         261
    Proceeds from private placement of common stock, net                          --       6,537
    Principal payments on obligations under
        capital leases and notes payable                                        (772)       (831)
                                                                            --------    --------
        Net cash provided by financing activities                                271       5,967
                                                                            --------    --------
Effect of exchange rate changes on cash                                          (55)        (20)
                                                                            --------    --------
Net increase (decrease) in cash and cash equivalents                          (2,404)      2,782
Cash and cash equivalents at beginning of period                               4,900       4,158
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $  2,496    $  6,940
                                                                            ========    ========
Supplemental disclosures of cash flow information --
    cash paid for interest                                                  $     79    $    139
                                                                            ========    ========
Supplemental disclosure of noncash investing
    and financing activity -
    Transfers from inventory to equipment held for rental or loan           $  1,715    $    626
                                                                            ========    ========
    Settlement of past and current-year royalty obligations                 $  5,290          --
                                                                            ========    ========
    Release of prior obligation to provide medical devices to third party   $  2,028          --
                                                                            ========    ========

See accompanying unaudited notes to consolidated financial statements

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

(2)      SUBSEQUENT EVENT

         In October 2000, the Company entered into a settlement and release agreement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC) related to a patent infringement lawsuit filed by Baxter in August 1999. The agreement provides that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics enters into a license agreement for use of certain patents until the expiration of the last patent on November 15, 2005.

         The Company is required to pay a royalty, which averages approximately
3.2 percent of specific product revenue, through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the three months ended September 30, 2000, to reflect the cost of past and current-year royalties through September 30, 2000, and legal fees related to this suit, offset by the release of the Company's prior obligation to provide certain medical devices to Baxter or United States Surgical Corporation, a division of Tyco Int'l. In addition, Baxter is required to return to the Company 15 laser systems for resale. The payments for past royalties will be made in three annual installments beginning in November 2000.

(3)      LOSS PER SHARE

         The Company calculates earnings (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic loss per share is computed on the basis of weighted-average common shares outstanding. Diluted loss per share considers potential common stock instruments in the calculation; however, inclusion of potential common stock instruments in the calculation is anti-dilutive. Therefore, diluted loss per share is the same as basic loss per share for the three and nine months ended September 30, 2000 and 1999.

(4)      SHAREHOLDERS' EQUITY AND PRIVATE PLACEMENT OF COMMON STOCK

         In February 1999, the Company completed the private placement of 3,800,000 shares of its common stock and received cash proceeds, net of offering costs, of $6,537,000.

(5)      DISCONTINUED OPERATIONS

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

(6)      INVENTORIES

         Components of inventories are as follows (in thousands):

                                SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                ------------------   -----------------
Raw Materials                         $1,546              $1,105
Work in Process                          128                 788
Finished Goods                           869                 853
                                      ------              ------
                                      $2,543              $2,746
                                      ======              ======

(7)      DEFERRED REVENUE

         Other deferred revenue - current, in the amounts of $995,000 and $917,000 at September 30, 2000, and December 31, 1999, respectively, relates primarily to payments received in advance for various product maintenance contracts. Under these contracts, revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(8)      SEGMENT AND GEOGRAPHIC REPORTING

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

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At September 30, 2000, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning pacing leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic area served by this segment also includes Canada, Mexico, South America, the Pacific Rim and Australia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. For the periods ended September 30, 2000 and 1999, cost allocations of these functions to Europe Medical have not been performed. Allocations to income from operations of our discontinued industrial subsidiary for general and administrative activities totaled $145,000 and $190,000 for the three and nine months ended September 30, 1999, respectively.

         Revenue associated with intersegment transfers to Europe Medical was $342,000 and $268,000 for the three months ended September 30, 2000 and 1999, respectively, and $1,269,000 and $1,236,000 for the nine months ended September 30, 2000 and 1999, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and nine months ended September 30, 2000 and 1999, intersegment revenue and intercompany profits have been eliminated from the segment information in the table shown below.

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

                               THREE MONTHS ENDED   NINE MONTHS ENDED
(in thousands)                     SEPTEMBER 30,       SEPTEMBER 30,
REVENUE:                         2000      1999      2000      1999
                               -------   -------   -------   -------
U.S. Medical                   $ 5,805   $ 5,829   $17,556   $13,571

Europe Medical                     564       815     2,283     2,080
                               -------   -------   -------   -------

     Total revenue             $ 6,369   $ 6,644   $19,839   $15,651
                               =======   =======   =======   =======

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
(in thousands)                     SEPTEMBER 30,          SEPTEMBER 30,
SEGMENT NET LOSS:                 2000      1999        2000      1999
                                -------    -------    -------    -------
U.S. Medical                    $(4,330)   $   (16)   $(5,466)   $(2,583)

Europe Medical                     (314)      (309)     1,049      1,657
                                -------    -------    -------    -------

     Total net loss             $(4,644)   $  (325)   $(6,515)   $(4,240)
                                =======    =======    =======    =======

(in thousands)                 SEPT 30,  DEC 31,
SEGMENT ASSETS:                 2000     1999
                              --------  -------
U.S. Medical                  $28,157   $32,299

Europe Medical                  2,192     1,739
                              -------   -------

     Total assets             $30,349   $34,038
                              =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORPORATE OVERVIEW

               We develop, manufacture, service and distribute an excimer laser unit and fiber optic delivery system for the treatment of certain coronary and vascular conditions. In June 1999, we sold our wholly owned subsidiary, Polymicro Technologies, Inc., a manufacturer and distributor of drawn silica glass products, which include capillary tubing and specialty fiber optics. The operations of Polymicro are reflected in our financial statements as a discontinued operation, and our discussion and analysis contained herein focuses solely on our continuing medical business only.

               We sell the only excimer laser system that has been market approved by the FDA in the United States for multiple cardiovascular applications -- including coronary angioplasty and lead removal. Our laser system competes primarily against alternative technologies including balloon catheters, cardiovascular stents and mechanical artherectomy devices.

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

FORWARD-LOOKING STATEMENTS

              Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Shareholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, the risks set forth below under the caption "Risk Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

              In this section, we discuss revenue and net income (loss) from continuing operations for the three and nine months ended September 30, 2000 and 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH THREE MONTHS ENDED
          SEPTEMBER 30, 1999

         Revenue decreased 4% to $6,369,000 for the three months ended September 30, 2000, as compared with $6,644,000 for the three months ended September 30, 1999. Decreased revenue included a 46% decrease in equipment revenue partially offset by a 6% increase in disposables revenue and a 25% increase in service revenue.

         Equipment revenue decreased in 2000 primarily due to decreased unit sales of our laser system, partially offset by a 124% increase in rental revenue arising from our Evergreen rental program introduced in July 1999. The placement of laser units was consistent at 16 units during the three months ended September 30, 2000 and 1999.

         Disposables revenue, which consists of single-use catheter products, was up 6% over 1999 levels due to a 49% increase in sales of lead removal devices, in turn primarily due to increased unit volumes of laser sheaths and lead locking devices. Sales of coronary angioplasty catheters decreased 7% compared with last year due primarily to decreased unit volumes resulting from a heightened competitive environment for coronary angioplasty devices worldwide. Additionally, sales of coronary angioplasty catheters in the United States were unusually high during the three months ended September 30, 1999 due to the product recall of a competitive atherectomy device announced in August 1999. This competitive device, along with other competitive devices, has been introduced during the course of 2000.

         Service revenue increased as a result of the increase in our worldwide installed base of laser systems totalling 304 laser units at September 30, 2000 compared with 250 at September 30, 1999.

         Gross margin increased to 71% during the three months ended September 30, 2000, as compared with 66% for the three months ended September 30, 1999. This increase is primarily the result of a shift in sales mix toward higher margin disposable products during the three months ended September 30, 2000.

         Selling and administrative expenses increased 18% to $4,632,000 for the three months ended September 30, 2000 as compared with $3,934,000 during the same period in the prior year. Marketing and sales expenses increased 18%, which relates to personnel costs incurred primarily in the United States for the hiring and training of sales personnel. The U.S. field sales organization has increased to 38 employees as of September 30, 2000, as compared with 17 as of September 30, 1999. General and administrative expenses grew 17%, primarily due to increased administrative personnel costs as the company continues to strengthen its management team, as well as a continued high level of legal expenses.

         Royalties expense represents costs paid on license agreements held by third parties on our products. Royalties expense decreased 17% to $276,000 for the three months ended September 30, 2000, compared with $333,000 in the prior year period, as a result of decreased royalty-bearing revenue. Royalty expense will increase in the future as a result of average royalties totalling approximately 3.2% of most product revenues in connection with the recent settlement of patent infringement litigation.

         Research and development expenses of $799,000 for the three months ended September 30, 2000, were down 5% from $841,000 for the three months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         Litigation settlement costs, net, of $3,654,000, represent a one-time charge incurred during the three months ended September 30, 2000, as a result of the settlement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC). The charge reflects the cost of past and current-year royalties through September 30, 2000, and legal fees related to the litigation activity, offset by the release of the Company's prior obligation to provide certain medical devices to Baxter or United States Surgical Corporation, a division of Tyco Int'l. In addition, Baxter is required to return to the Company 15 laser systems for resale.

         Interest income decreased due to lower cash and investment balances. Interest expense decreased slightly from the prior year and relates primarily to interest charges on our equipment loan.

         The functional currency of Spectranetics International, B.V., is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended September 30, 2000, as compared with the three months ended September 30, 1999, caused a decrease in consolidated revenue and operating expenses of 2%.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenue increased 27% to $19,839,000 for the nine months ended September 30, 2000, as compared with $15,651,000 for the nine months ended September 30, 1999. The increase was due to a 35% increase in disposables revenue and a 23% increase in service revenue. Placement of new laser units increased to 40 units for the nine months ended September 30, 2000 as compared with 24 during the same period in 1999. However, equipment revenue was flat as compared with the prior year due to a shift toward rental and evaluation units rather than outright sales of laser systems.

         Increased disposables revenue, which consists of single-use catheter products, resulted from a 24% increase in sales of coronary angioplasty catheters and a 75% increase in sales of lead removal devices over our 1999 levels. The increases are a result of increased unit volumes, which reflect growth within previously existing customer accounts as well as continued growth in our installed base of laser systems.

         Service revenue increased as a result of the increase in our worldwide installed base of laser systems totalling 304 laser units at September 30, 2000 compared with 250 at September 30, 1999.

         Gross margin increased to 69% during the nine months ended September 30, 2000, as compared with 66% for the nine months ended September 30, 1999. This increase is primarily the result of a shift in sales mix toward higher margin disposables revenue.

         Selling and administrative expenses increased 35% to $13,782,000 for the three months ended September 30, 2000 as compared with $10,237,000 during the same period in the prior year. Marketing and sales expenses increased 37%, which relates to personnel costs incurred primarily in the United States for the hiring and training of sales personnel. The U.S. field sales organization has increased to 38 employees as of September 30, 2000, as compared with 17 as of September 30, 1999. Administrative expenses grew 30%, which is primarily attributable to increased administrative personnel costs as the company continues to strengthen its management team, higher legal costs and the absence of corporate administrative allocations to Polymicro, which were recorded in the nine months ended September 30, 1999, but not in the nine months ended September 30, 2000, due to the sale of Polymicro in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         Royalties expense represents costs paid on license agreements to third parties. Royalties expense increased 14% to $878,000 for the nine months ended September 30, 2000, compared with $767,000 for the nine months ended September 30, 1999 as a direct result of increased revenue. Royalty expense will increase in the future as a result of average royalties totalling approximately 3.2% of most product revenues payable to Baxter Healthcare Corporation in connection with the recent settlement of patent infringement litigation.

         Research and development expenses decreased 6% to $2,485,000 for the nine months ended September 30, 2000, as compared with $2,644,000 for the nine months ended September 30, 1999. This decrease is due primarily to final closeout costs of $335,000 during the nine months ended September 30, 1999, associated with certain clinical trials in Europe. Excluding these close-out costs incurred in 1999, research and development costs increased 8%, due to ongoing clinical trials studying the use of excimer laser technology to treat in-stent restenosis and blockages in the upper and lower legs.

         Litigation settlement costs, net, of $3,654,000 represent a one-time charge incurred for the three months ended September 30, 2000, as a result of the settlement with Baxter Healthcare Corporation.

         Reorganization and litigation charges recorded during the nine months ended September 30, 1999, represent one-time charges associated with termination costs for a change in management within our European subsidiary, Spectranetics International, B.V., and litigation costs related to the patent infringement lawsuit filed by Baxter Healthcare Corporation. See further discussion of Baxter litigation at Part II, Item 1.

         Interest income increased due to higher cash and investment balances received from the private placement of common stock in February 1999 and the cash received from the sale of PTI in June 1999. Interest expense decreased slightly from the prior year and relates primarily to interest charges on our equipment loan.

         The functional currency of Spectranetics International, B.V. is the Dutch guilder. All revenue and expenses are translated to United States dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, caused a decrease in consolidated revenue and operating expenses of 2%.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had cash, cash equivalents and investment securities of $14,253,000, compared with $20,125,000 at December 31, 1999. In February 1999, Spectranetics completed the private placement of 3,800,000 shares of common stock and received cash proceeds, net of offering costs, of $6,537,000. In June 1999, the Company completed the sale of PTI for $15,000,000 in cash.

         Cash used in operations totaled $5,545,000 for the nine months ended September 30, 2000, primarily due to the following: (1) net loss of $6,515,000,
(2) $960,000 of increased receivables balances, (3) $1,555,000 of increased inventories and equipment held for rental or loan, and (4) decreased deferred revenue from USSC of $1,936,000, partially offset by (5) $4,703,000 related to increased accounts payable and accrued liabilities. The table below describes relative size of accounts receivable and inventory, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending accounts receivable balance by the average daily sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

                                                  Sept 30, 2000    Dec 31, 1999
                                                  -------------    ------------
                   Days Sales Outstanding               90                75
                   Inventory Turns                     2.9               3.0

         The increase in days sales outstanding at September 30, 2000 as compared to December 31, 1999 relates primarily to a higher level of extended payment terms granted to international customers.

         Net cash provided by investing activities was $2,925,000 for the nine months ended September 30, 2000, primarily due to a $3,467,000 decrease in investment balances. Capital expenditures were $541,000 for the nine months ended September 30, 2000, compared with $234,000 for the nine months ended September 30, 1999.

         Net cash provided by financing activities was $271,000, consisting of $1,043,000 from the issuance of common stock associated with stock option exercises and the employee stock purchase plan, partially offset by $772,000 of principal payments on debt and capital lease obligations.

         We have secured a $2,000,000 credit line collateralized by equipment which matures on December 23, 2000. This equipment line bears interest, which is accrued monthly, at a rate equal to one-quarter of a percent above the prime rate (interest rate of 9.25% at September 30, 2000). At September 30, 2000, the equipment line had an outstanding balance of $200,000. As of September 30, 2000, we are in compliance with the debt covenants and we expect to remain so.

         During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International, B.V. The loan bears interest at 6.51% per annum and matures in December 2003. At September 30, 2000, the loan had an outstanding balance of $172,000.

         At September 30, 2000 and December 31, 1999, we have a number of laser systems on rental and evaluation programs. Totals for such systems of $4,674,000 and $3,331,000 were recorded as property and equipment as of September 30, 2000, and December 31, 1999, respectively, and are being depreciated over three to five years. This equipment was transferred from inventory at cost. We will continue to offer these programs as we execute our strategy of increasing our installed base of laser systems in major cardiac centers.

         We currently use three laser placement programs. Since July 1999, most units were placed under the Evergreen or evaluation programs. A description of our placement programs follows:

(1) Rental programs - Straight rental programs with terms varying from 6 months to 3 years. Rental revenue in the amount of $3,000 to $5,000 is invoiced on a monthly basis and revenue is recognized upon invoicing. Catheter revenue is recognized when shipped and invoiced. The lasers are transferred from inventory to property and equipment upon shipment of the laser to the customer. The laser is then depreciated over three to five years, depending on the type of laser. Depreciation on these lasers is included in cost of revenue. At the end of the rental term, if the customer elects to purchase the unit, revenue is recognized upon invoicing the customer after receiving a valid purchase order. Cost of revenue equal to the net book value of the system is also recorded at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

(3) Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to nine months. The loan of the equipment is made to create awareness of the product, and no revenue is earned or recognized in connection with the placement of this laser. The units are transferred to the "equipment held for rental or loan" account upon shipment of the laser system. Depreciation for evaluation units is expensed as cost of revenue based upon a three to five year expected life of the unit. At the end of the evaluation period, the customer typically rents or purchases the laser system.

         We believe our liquidity and capitalization as of September 30, 2000, is sufficient to meet our operating and capital requirements through December 31, 2001. Revenue increases from current levels and the attainment of profitability will be necessary to sustain us over the long term.

CONVERSION TO THE EURO

         On January 1, 1999, eleven countries in Europe adopted a common currency, the "euro", and exchange rates between the currencies of the eleven countries were fixed against the new euro. The former currencies of those eleven countries will remain legal tender as denominations of the euro until January 1, 2002, and goods and services may be paid for using either the euro or the former currency until that time.

         Spectranetics International, B.V., currently intends to continue using the Dutch guilder as its functional currency until its fiscal year beginning January 1, 2002.

         Due to the size of Spectranetics International, B.V., operations in relation to our consolidated operations, the conversion to the Euro is not expected to have a material effect on our consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133), which is effective for fiscal quarters beginning after June 15, 1999, later extended to June 15, 2000. FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of those derivatives would be based on the use of the derivative and whether it qualifies under the standard for hedge accounting. The Company does not anticipate a material impact on the results of operations as a result of implementing this standard.

RISK FACTORS

         We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984, and have accumulated $74 million in net losses through September 30, 2000. We anticipate that our net losses will continue in the foreseeable future. We may be unable to increase sales or achieve profitability.

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

         We Are Exposed to the Problems that Come from Having International Operations. For the nine months ended September 30, 2000, our revenue from international operations represented 12% of consolidated revenues. Changes in international economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

         SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), and Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), are the leading balloon angioplasty manufacturers. Manufacturers of atherectomy devices include Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation), SCIMED, and Interventional Technologies. Cook Vascular, Inc. competes with us in the lead removal market with its mechanical lead removal products.

         We believe that the primary competitive factors in the interventional cardiovascular market are:

         o the ability to treat a variety of lesions safely and effectively;

         o the impact of managed care practices and procedure costs;

         o ease of use;

         o size and effectiveness of sales forces; and

         o research and development capabilities.

         Failure of Third Parties to Reimburse Medical Providers for our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payors, such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase or rental of expensive capital equipment. In some circumstances, the amount reimbursed to hospitals for procedures involving our products may not be adequate to cover a hospital's costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued reimbursement driven cost-containment measures could hurt our business in the future.

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

         Regulatory Compliance is Very Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We may be unable to obtain future regulatory approval in a timely manner or at all if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the lower leg has taken longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.

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

         Technological Change May Result in Our Products Becoming Obsolete. We derive more than 80% of our revenue from the sale or lease of the CVX-300 laser unit and related disposable devices. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

         Our Patents and Proprietary Rights May be Proved Invalid so Competitors Can Copy Our Products; We May Infringe Other Companies' Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. Our debt consists of obligations with fixed interest rates ranging from 5.75% to 6.51%, as well as an obligation with a variable interest rate equal to the prime rate plus one-quarter percent. An increase or decrease of 1% in the prime rate would cause interest expense to increase or decrease by approximately $16,000 over a twelve-month period.

PART II.--- OTHER INFORMATION

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

         On August 6, 1999, Baxter Healthcare Corporation, an affiliate of Baxter International, Inc., served notice of a complaint against us in the U.S. District Court for the District of Delaware claiming that all of our laser-based products infringe on three patents licensed by Baxter. In October 2000, we entered into a settlement and release agreement with Baxter Healthcare Corporation. The agreement provides that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics enters into a license agreement for use of certain patents until the expiration of the last patent on November 15, 2005.

         The Company is required to pay a royalty, which averages approximately
3.2 percent of specific product revenue, through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the three months ended September 30, 2000, to reflect the cost of past and current-year royalties through September 30, 2000, and legal fees related to this suit, offset by the release of the Company's prior obligation to provide certain medical devices to Baxter or United States Surgical Corporation, a division of Tyco Int'l. In addition, Baxter is required to return to the Company 15 laser systems for resale. The payments for past royalties will be made in three annual installments beginning in November 2000.

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

             Exhibit 27.1 Financial Data Schedule for 2000 Third Quarter Form 10-Q.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE SPECTRANETICS CORPORATION
                                    (Registrant)

November 14, 2000                   By:  /s/ Paul C. Samek
                                         --------------------------------------
                                         Paul C. Samek
                                         Vice President Finance, Chief Financial
                                           Officer

                          THE SPECTRANETICS CORPORATION
                FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------                           -----------
27.1              Financial Data Schedule for 2000 Third Quarter 10-Q.