Form 10-K405
period 2000-12-31
SPECTRANETICS CORP
filed 2001-03-30
CIK 789132

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
[X]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant, as of March 14, 2001, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $50,430,513.

     As of March 14, 2001, there were outstanding 23,507,745 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2001, are incorporated by reference into Part III as specified herein. Portions of the Registrant's 2000 Annual Report to Security Holders are incorporated by reference into Parts II and IV as specified herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
  PART I......................................................    1
  Item 1.  Business...........................................    1
    General...................................................    1
       Strategy...............................................    1
    Technology................................................    2
       CVX-300(R) Excimer Technology..........................    2
    Product Applications......................................    3
       Coronary Artery Disease Therapy........................    3
       Cardiac Lead Removal Systems...........................    5
       Peripheral Vascular Disease Therapy....................    5
       Restenosed Stents......................................    6
    Sales and Marketing.......................................    7
       Domestic Operations....................................    7
       International Operations...............................    8
    Strategic Alliances.......................................    8
       Intracoronary Stents...................................    8
       Transmyocardial Laser Revascularization/Percutaneous
        Myocardial Revascularization..........................    8
    Sale of Polymicro Technologies, Inc. .....................    9
    Government Regulation.....................................    9
    Competition...............................................   12
    Patents and Proprietary Rights............................   13
    Research and Development..................................   13
    Manufacturing.............................................   14
    Third-Party Reimbursement.................................   14
    Product Liability and Insurance...........................   14
    Employees.................................................   15
  Item 2.  Properties.........................................   15
  Item 3.  Legal Proceedings..................................   15
  Item 4.  Submission of Matters to a Vote of Security
           Holders............................................   16
  PART II.....................................................   16
  Item 5.  Market for the Registrant's Common Stock and
           Related Shareholder Matters........................   16
  Item 6.  Selected Financial Data............................   16
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................   16
  Item 7A. Quantitative and Qualitative Disclosure about
           Market Risk........................................   16
  Item 8.  Financial Statements and Supplementary Data........   17
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................   17
  PART III....................................................   17
  Item 10. Directors and Executive Officers of the
           Registrant.........................................   17
  Item 11. Executive Compensation.............................   17
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.........................................   17
  Item 13. Certain Relationships and Related Transactions.....   17
  PART IV.....................................................   18
  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K................................   18

                                     PART I

     The information set forth below includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

     - Market acceptance of excimer laser angioplasty technology;

     - Market acceptance of excimer laser removal of pacemaker and defibrillator leads;

     - Technological changes resulting in product obsolescence;

     - The inability to obtain patents with respect to new products;

     - Adverse state or federal legislation and regulation;

     - Availability of vendor-sourced component products at reasonable prices;
       and

     - The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

ITEM 1. BUSINESS

GENERAL

     We develop, manufacture, market and distribute a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300(R) laser unit and various fiber optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in angioplasty to open clogged or obstructed arteries. It is also used to remove lead wires from patients with implanted pacemakers or implantable cardioverter defibrillators, which are electronic devices that regulate the heartbeat.

     We have also received approval in Europe to market our products to treat artery blockages in the upper and lower leg and to treat clogged stents. Stents are wire mesh tubes implanted in arteries to prop the artery open and improve blood flow to the heart. We are currently sponsoring clinical trials in the United States and are seeking regulatory approval to market our products for these additional treatments.

     Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 96 Talamine Court, Colorado Springs, Colorado 80907. Our telephone number is (719) 633-8333.

  Strategy

     Our strategy includes the following key points:

     - Leverage technical expertise in generation and delivery of excimer energy. We have designed our excimer laser platform to support multiple existing and potential therapeutic applications for the treatment of cardiovascular disease. We are exploring additional applications of our core excimer laser technology for novel treatments of coronary and vascular conditions. We currently have three major clinical trials under way testing additional applications for the excimer laser in the United States.

     - Expand disposable device revenues from existing customer base. By training additional cardiologists, surgeons and other specialists at existing customer hospitals and introducing physicians already familiar with our products to new products and applications, we intend to increase our revenue stream from sales of current and future disposable devices to existing customers. In 2000, we trained

       254 physicians to use our equipment and increased our disposable product revenues to $18.9 million, an increase of 27 percent over 1999.

     - Expand installed customer base. We intend to expand our customer base by continuing to focus our sales efforts on cardiac centers that perform the majority of interventional procedures. In July 1999, we implemented a new laser placement program whereby a laser is placed at a hospital for a small installation fee and monthly rental revenue is invoiced on a sliding scale depending on the volume of catheters purchased by the hospital. This program, known as the Evergreen program, contributed to an increase in laser placements in 2000 to a total of 48, a 26 percent increase over 1999 laser placements. This brings our total installed lasers at December 31, 2000, to 312 laser systems.

TECHNOLOGY

     Excimer laser ablation removes plaque or tissue by delivering excimer laser energy to a blockage or lesion. This laser beam breaks down the molecular bonds of plaque or tissue in a process known as photoablation, without significant thermal damage to surrounding tissue.

     Laser ablation involves the insertion of a laser catheter or sheath into an artery or vein through a small incision. When the tip of the catheter or sheath has been placed at the site of the blockage or lesion, the physician activates the laser beam to ablate the plaque or tissue.

  CVX-300(R) Excimer Technology

     The proprietary CVX-300 excimer laser unit is designed for use in a variety of cardiovascular applications. When coupled with our fiber optic laser devices, the system generates and delivers 308 nanometer wavelength ultraviolet light pulses to a lesion to remove plaque or tissue. The current list price of the CVX-300 is $249,000. We offer various financing options, including rental programs.

     On February 19, 1993, the Food and Drug Administration approved the Spectranetics CVX-300 excimer laser unit and 1.4 and 1.7 millimeter diameter fiber optic catheters for the following six indications for use in the treatment of coronary artery disease:

     - saphenous vein grafts;

     - total occlusions crossable by a guidewire;

     - ostial lesions;

     - lesions with moderate calcification;

     - long lesions; and

     - lesions where angioplasty balloon failures have occurred.

     In these indications, we offer an alternative or adjunct to traditional balloon angioplasty and atherectomy (rotational cutters and burrs). Unlike conventional balloons that merely compress arterial plaque against the vessel wall, laser angioplasty actually dissolves the material, resulting in a larger diameter opening.

     In November 1994, we received ISO 9001 certification from the TUV Product Service GmbH in Munich, Germany, which allows us to market our products in the European Community within compliance of the manufacturing quality regulations. We hold EC Cert #G1990821401007, G7990821401010 and QA Cert #Q1990821401009 with
EN 550 Supplement with inclusion of ISO 13485:1996 recommended on last audit. We have received CE (Communaute Europeene) mark registration for all of our current products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

     Clinical results from the first 2,000 coronary procedures using the excimer laser system achieved approximately 90 percent clinical success rate. A clinical success is defined as a reduction in the size of the lesion to less than 50 percent of the diameter of the artery without heart attack, death, or the need for emergency bypass surgery during hospitalization. We believe that the CVX-300 system offers the following characteristics:

     - Reduced procedure time. Patient outcome audits, which compare excimer laser procedures to balloon angioplasty and rotational atherectomy, reveal the excimer laser method shortens procedure times and reduces radiation exposure to the patient from fluoroscopic imaging used during the procedure, thereby improving lab efficiency.

     - Ease of use. During a laser procedure, it may be necessary to adjust laser energy output. The CVX-300 laser unit is computer-controlled, which allows the physician to change energy levels without interrupting the treatment to remove the catheter from the patient for recalibration. This feature also enables the physician to begin the procedure with the minimum level of energy that might be required and, if necessary, to easily adjust the energy level upward during the procedure.

     - Small size and easy set-up. Space in cardiac catheterization labs is usually limited. In addition, many hospitals have multiple catheterization labs. As a result of a number of proprietary and patented laser and catheter design features, the CVX-300 laser unit is portable and typically requires five minutes to set up. This combination of features allows the CVX-300 laser unit to be transported easily between laboratories within the hospital.

PRODUCT APPLICATIONS

  Coronary Artery Disease Therapy

     Background. Percutaneous transluminal coronary angioplasty, or PTCA, is a minimally invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and is performed by interventional cardiologists. In 2000, there were approximately 1.35 million PTCA procedures performed worldwide. We estimate that approximately 10-15 percent of these patients could benefit from the use of our products, including patients with total occlusions crossable by a guidewire, occluded saphenous vein grafts and long lesions.*

     In these indications, we offer an alternative or adjunct to traditional balloon angioplasty or the need for coronary bypass surgery. Unlike conventional dilatation balloons that merely compress occlusive arterial plaque against the vessel wall, laser angioplasty actually dissolves the material. We focus our marketing efforts on six approved coronary indications:

     - saphenous vein grafts;

     - total occlusions crossable by a guidewire;

     - ostial lesions;

     - lesions with moderate calcification;

     - long lesions; and

     - lesions where angioplasty balloon failures have occurred..

     In Europe, we focus our marketing efforts on the approved coronary indications shown above as well as laser treatment of in-stent restenosis and blockages in the arteries of the upper and lower legs.

     Disposable Laser Catheters. We have developed a broad selection of proprietary laser devices designed to meet physician needs and multiple indications for use, including excimer laser coronary angioplasty and laser angioplasty in the upper and lower leg. Early laser catheters contained only a few large optical fibers to

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

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

     Laser catheters are designed to provide several advantages over other atherectomy devices. These catheters, which we produce in sizes ranging from .9 to 2.5 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic tubing. Fibers are coupled to the laser using a patented intelligent connector design. This connector design requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300 laser unit computer, which controls the calibration cycle. In 1992, we acquired exclusive rights to a lubricious coating, which in certain catheter lines reduces friction and enhances trackability and control of the device. The catheter's combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions. Our line of disposable catheters includes the following:

     - Extreme(R) Laser Catheter. In October 1993, the FDA approved the Extreme(R) laser concentric catheter, which was our first high-performance coronary laser catheter. It is an over-the-wire catheter with enhanced flexibility and an active ablation area covering a higher percentage of the catheter tip, resulting in improved performance. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easier access. The Extreme(R) laser catheter is available in 0.9 and 2.0 millimeter tip diameters. Spectranetics has received the CE Mark of approval for use of its angioplasty line of catheters in Europe.

     - Vitesse(R) Cos Catheter. The Vitesse(R) Cos laser catheter, which succeeded the Vitesse(R) catheter, was approved by the FDA in January 2000. Like its predecessor (which was approved in October 1994), this is a rapid-exchange catheter, which incorporates a "monorail design" that can be threaded onto and exchanged over a guidewire more conveniently than over-the-wire models. It is also compatible with a wide range of guidewires. The fibers in the Vitesse(R) Cos are "optimally spaced" and laboratory tests resulted in greater debulking, or removing of plaque, as compared with its predecessor catheter. The Vitesse(R)Cos laser catheter is available in 1.4, 1.7 and 2.0 millimeter tip diameters. In Europe, we received the CE Mark of approval for this laser catheter in November 1998.

     - Vitesse(R) E Laser Catheter. The Vitesse(R) E eccentric laser catheter is our first directional coronary laser catheter. The 1.7 millimeter diameter catheter was approved by the FDA in July 1995, and the 2.0 millimeter diameter catheter was approved by the FDA in September 1997. This catheter utilizes an eccentric (or one-sided) fiber array at the tip that can be rotated by the operator to create a larger channel through the blockage. Spectranetics has received the CE Mark of approval for use of its angioplasty line of catheters in Europe.

     - POINT 9(TM) Millimeter Catheter. The POINT 9(TM) catheter comes in both the Extreme and Vitesse models. The Vitesse model received CE Mark and FDA approvals in July and August 2000, respectively. The POINT 9 millimeter catheters are our smallest diameter catheters and are designed for use in vessels as small as 1.5 millimeters in diameter, as well as larger vessels with total occlusions passable by a guidewire or where angioplasty balloon failures have occurred. The Extreme model received CE Mark approval in Europe in August 1999 and FDA approval in the United States in July 2000.

     - Spectranetics Support Catheter(TM). In January 2000, we received clearance from the FDA to market the Spectranetics Support Catheter. This is a non-laser-based accessory product designed for use in the cardiovascular system to assist in accessing and/or crossing lesions. The primary function is to support an angioplasty guidewire. We also received the CE Mark of approval in November 1997 to market this product in Europe.

  Cardiac Lead Removal Systems

     Background. Approximately 500,000 to 600,000 patients worldwide are implanted with pacemakers and implantable cardioverter defibrillators, or ICDs, annually.* Pacemakers and ICDs are electronic devices that regulate the heartbeat. We believe that approximately 5% to 10% of these patients will eventually require pacemaker or ICD lead removal. Primary methods available to remove implanted leads include open-chest surgery and transvenous removal with plastic sheaths, each of which has significant drawbacks. For example, open-chest surgery is costly and traumatic to the patient. The plastic sheath method sometimes results in damage to the cardiovascular system and may cause the lead to disassemble during the removal procedure.

     Spectranetics Laser Sheath (SLS(TM)). We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath (SLS(TM)), to be used with our CVX-300 excimer laser unit to remove implanted leads with minimal force. The SLS uses excimer laser energy focused through the tip of the SLS to facilitate lead removal by ablating scar tissue surrounding the lead. In addition to resulting in less trauma and lower morbidity, procedure time is reduced significantly.

     The SLS consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead wire to pass through it as the device slides over the lead wire and toward the tip in the heart. Following the ablation of scar tissue with the SLS, the lead wire is removed from the heart with counter-traction. We have been marketing our 12 French (Fr) SLS since December 1997. In September 1998, we received FDA market approval for our 14 Fr and 16 Fr Spectranetics Laser Sheaths, which are designed to free larger diameter implanted pacemaker and ICD leads. Spectranetics received the CE Mark of approval for use of its laser sheath devices in Europe in February and July 1997.

     Lead Locking Device (LLD(TM)). In October 1999, we received clearance from the FDA to market the LLD under a 510(k) application. This product was the first Spectranetics' product to go through the 510(k) regulatory process, which typically takes less time than other regulatory approval processes, such as pre-market approval or a pre-market approval supplement. We also received the CE Mark of approval for this product in Europe in March 1999. The LLD product complements our current SLS product line and, since it is not laser-based, can also be used in connection with the mechanical removal of pacemaker or defibrillator leads. The LLD is a novel mechanical device that assists in the removal of faulty leads by providing traction to the leads, which are typically wire spirals. The LLD is inserted into the center opening (i.e., lumen) of the lead and then a braid surrounding the LLD expands to fill and grip the entire length of the lead's inner circumference, in effect converting a spiral into a solid "pipe," which can more easily be extracted. Other devices on the market, which merely grip the lead at the far end, provide less stability and frequently release their grip on the lead.

     In a randomized clinical trial, completed in October 1996, the Spectranetics Laser Sheath (SLS(TM)) increased the complete lead removal success rate to 94% from 65% with other techniques. A more recent study completed in 1999 and published in December 2000 reported that using the CleaRS(TM) system (both the SLS and LLD) increased the success rate to 98 percent.

  Peripheral Vascular Disease Therapy

     Background. The prevalent treatment option for total blockages in the upper leg is bypass surgery. Amputation may be required for critical limb ischemia below the knee. We estimate that approximately 200,000 upper bypass surgeries and 150,000 amputations are performed annually worldwide as a result of peripheral vascular blockages. In addition, about 45,000 people endure leg pain while resting as a result of ineffective treatment via drugs.* Laser therapy is being evaluated as an alternative treatment to bypass

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

surgery, amputation and ineffective pharmaceuticals. Our catheters for these applications are approved in Europe for use in treating peripheral vascular disease.

     Clinical Trials. We are currently conducting the PELA (Peripheral Excimer Laser Angioplasty) trial, a randomized clinical trial coordinated in the United States and Europe, to evaluate the use of laser technology in patients with occlusions greater than 10 centimeters in length in the upper leg. The primary endpoint for the PELA trial is clinical patency, which is a measurement of the degree to which the artery is open, twelve months following the procedure. A total of 20 sites and 250 patients are approved for randomized treatment compared with balloon angioplasty. Additionally, a third arm of the trial allows for medical treatment, other than laser or balloon angioplasty, on 125 patients at 5 sites. Currently, 18 randomized sites and 169 randomized patients have been enrolled in the trial. One reference site is active; however, no reference patients have been enrolled in the trial to date.

     In late January, 2001, Spectranetics received FDA approval to begin Phase 2 of the LACI (Laser Angioplasty for Critical Ischemia) trial, which deals with multi-vessel peripheral vascular disease in patients presenting with critical limb ischemia (CLI). Patients with CLI have severe circulatory disease resulting in resting leg pain, non-healing ulcers of the foot or lower leg, or gangrenous areas that are likely candidates for amputation (Rutherford Categories 4, 5, and 6). Frequently these patients also suffer from coronary artery disease, hypertension and diabetes. The Phase 2 trial will involve 167 patients at 20 domestic and several European sites. The primary endpoint of Phase 2 is limb salvage (i.e., freedom from major amputation) for a 6-month follow-up period.

     We cannot assure that the clinical trials using excimer laser catheters to unblock peripheral arteries will be safe, will result in favorable success rates or, if the trials are successful, that we will receive FDA approval for these devices. We have received CE Mark of approval for our line of peripheral catheters in Europe.

  Restenosed Stents

     Background. Stents are thin, steel, slotted tubes or coils that are implanted through a percutaneous procedure to support the walls of coronary arteries. We estimate that approximately 1,000,000 stents are implanted in patients annually. Twenty to 30 percent of stents may develop blockages due to restenosis, or plaque buildup, which can lead to partial or total occlusion of the arteries.* The Laser Angioplasty in Restenosed Stents (LARS) trial is being conducted to study the use of our laser catheters in debulking stents which have restenosed, or become obstructed.

     Clinical Trials. We received FDA approval to commence a randomized clinical study involving 320 patients and up to 20 medical institutions to evaluate the effectiveness of clearing restenosed stents using excimer laser-assisted balloon angioplasty versus balloon angioplasty alone. Currently, 19 sites and 116 patients have been enrolled in the LARS trial, which may benefit from instructions in recent FDA approvals requiring users to create pilot holes within stents prior to using radiation therapy. The excimer laser is specifically mentioned as an appropriate tool for this purpose. We cannot assure, however, that clinical trials using excimer laser catheters to debulk stents will be safe, will result in favorable success rates or, if the trials are successful, that we will receive a pre-market approval for this device. We received CE Mark approval in Europe certifying the sale and use throughout Europe of our excimer laser coronary angioplasty catheters for the treatment of restenosed stainless steel coronary stents.

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

SALES AND MARKETING

     Our sales goals are to increase the use of laser catheters and other disposable devices and to increase the installed base of excimer laser systems. We plan to introduce new physicians and institutions to the efficacy, safety, ease of use and growing indications of excimer laser technology through published studies of clinical applications. By leveraging the success of existing product applications, we hope to promote the use of our technology in new applications.

     Providing customers with answers about cost of acquisition, use of the laser and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the United States as well as internationally, we believe that we will be positioned to capitalize not only on the core competency of excimer laser technology in coronary angioplasty but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system.

  Domestic Operations

     We estimate that there about 1,500 interventional cardiac catheterization laboratories in hospitals in the United States.* Our United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions, which perform the majority of interventional procedures. Our United States sales and marketing team consists of marketing managers, regional vice presidents, account managers, clinical advisers and medical equipment service engineers.

     We are focused on expanding our product line, improving product quality and developing an appropriate infrastructure to support sales growth. Since the use of excimer laser technology is highly specialized, we believe that our direct sales team must have extensive knowledge about the products and the various physician groups we serve. Our marketing activities are designed to support our direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We refocused and increased our sales and marketing capabilities in 1999 through the addition of personnel to our sales team. At December 31,2000, we had 35 field sales employees consisting of regional vice presidents, account managers, equipment sales specialists, and clinical advisers.

The roles of each member of the sales team are outlined below:

     Regional Vice Presidents are responsible for the overall management of a region with an emphasis for 2001 on supporting the sales of catheters and other disposable products. They are also responsible for the placement of excimer laser systems in their region. They are directly responsible for the performance of the Account Managers and Clinical Advisors.

     Account Managers focus on customer training and selling the laser procedure(s). Their primary focus in 2001 is selling our single-use products for coronary and lead removal application, but they also work to place new excimer laser systems in hospitals.

     Clinical Advisors have experience working in a hospital catheter lab. Their primary function is to support the account managers by standing in on cases and ensure proper protocol use by clinicians.

     Part-Time Clinical Advisers have the same responsibilities as the clinical advisors, but work on a part-time basis, generally two to three days per week.

     Our sales team also includes 9 service engineers who are responsible for installation of each laser and participate in the training program at each site. We provide a one-year warranty, which includes parts, service

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

and replacement gas. We offer extended service to our customers under annual service contracts or on a fee-for-service basis.

  International Operations

     In Europe, there are approximately 250,000 balloon angioplasty procedures performed annually in approximately 450 interventional cardiac catheterization laboratories.* In 1993, we began marketing and selling our products internationally through Spectranetics International, B.V., a wholly-owned subsidiary, as well as through distributors. In 2000, Spectranetics International, B.V. revenues totaled $2,848,000, or 11 percent of our revenue.

     In the fourth quarter of 2000, we made the decision to restructure our European operations and utilize a distributor in Germany, which is the only country outside of North America in which Spectranetics had a direct sales force. Currently, we have distributors in the following regions: Europe, South America, the Middle East, Australia and Asia.

     In addition to the operations of Spectranetics International, B.V., we conduct international business in the Pacific Rim, South America and Australia through distributors. In 2000, revenues from these foreign operations totaled $306,000, or 1 percent of our revenues.

     Foreign sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and foreign medical regulations. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date. For more information, see "Risk Factors -- We Are Exposed To Problems That Come From Having International Operations" set forth in Exhibit 13.1 herewith.

STRATEGIC ALLIANCES

  Intracoronary Stents

     In May 1998 we entered into an agreement with Orbus Medical Technologies, Inc. to distribute and market a next-generation coronary stent, the R Stent(TM). Since the inception of the agreement, we have experienced numerous delays in obtaining an appropriate balloon-mounted R Stent from Orbus. Balloon-mounted stents comprise the vast majority of the European stent market. There were no sales of the R stent in 2000. As a result of this and other issues, disputes have arisen between Spectranetics and Orbus concerning respective performance under the agreement. In February 2001, we entered into a settlement and release agreement with Orbus whereby we mutually released each other from performance related to the distribution agreement. Accordingly, there will be no future activity related to the distribution of the R Stent.

  Transmyocardial Laser Revascularization/Percutaneous Transluminal Myocardial Revascularization

     Angina is chest pain due to insufficient blood flow and oxygen delivery to the heart muscle. More than 300,000 patients worldwide suffer from chronic angina who are not candidates for traditional balloon angioplasty or bypass surgery. Transmyocardial laser revascularization, or TMLR, and percutaneous transluminal myocardial revascularization, or PTMR, are emerging as possible therapies for treating these patients. TMLR and PTMR create small holes in the heart muscle that are intended to increase the blood supply. TMLR and PTMR have been shown to reduce angina in some clinical studies. In September 1997, we entered into a supply and license agreement with United States Surgical Corporation (USSC), a division of Tyco International, under which we supplied modified CVX-300 laser units and disposable devices, on an exclusive basis, for the development of TMLR and PTMR devices. No revenues were recorded in 2000 related to the agreement with USSC.

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

     In 1999, we were notified that USSC sold its TMR products and transferred certain other assets to Baxter Healthcare Corporation (BHC). Our agreement with USSC contained a provision that requires our permission prior to the transfer of any TMR assets to another entity. We did not grant permission for such a transfer.

     In 2000, BHC and Spectranetics settled a patent infringement lawsuit. The agreement provides that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics enters into a license agreement for use of certain patents in the United States and abroad until the expiration of the last patent on November 15, 2005. The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the year ended December 31, 2000, to reflect the cost of past and current-year royalties to the agreement date, and legal fees related to this suit, offset by the release of our prior obligation to provide defined medical devices to USSC. In addition, BHC is required to return to the Company 15 laser systems for resale. The payments for past royalties will be made in three annual installments, which began in November 2000.

SALE OF POLYMICRO TECHNOLOGIES, INC.

     In June 1999, we completed the sale of Polymicro Technologies, Inc., a former subsidiary that manufactured and distributed drawn silica glass products, for $15 million in cash. The transaction strengthened our balance sheet and has enabled us to focus on our core medical business.

GOVERNMENT REGULATION

     In the United States, all medical devices are subject to FDA regulation under the Medical Device Amendments of the Federal Food, Drug and Cosmetics Act, or FFDCA, and are classified into one of three categories: Class I, Class II, and Class III. Products in Class I are the least invasive and pose the least amount of risk, while products in Class II pose more potential risk to patients, and Class III products provide the most potential risk. The FDA approval process becomes more rigorous for products classified as higher potential risk.

     Section 510(k) of the FFDCA is available in certain instances for Class I and Class II products. It requires that before introducing most Class II and some Class I devices into interstate commerce, that the company introducing the product must first submit information to FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product. The Support Catheter and the LLD have been precleared by FDA under the "510(k)" process.

     Subsequent to its initial introduction, a manufacturer may make changes to its previously cleared products. Under certain circumstances, a new 510(k) is required when a manufacturer makes a change that could significantly affect the device's safety or effectiveness or the manufacturer makes a major change to the device's intended use. Before implementing the change, the manufacturer is responsible for evaluating each change to determine whether to file a new 510(k). There is a risk that FDA will not agree with the manufacturer's decision and will require the filing of a new 510(k).

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

     The chart below summarizes the United States and international approval status of each of our products and procedures for their particular indications.

PRODUCT AND PROCEDURE                                          FDA     CE MARK
---------------------                                          ---     -------
CVX-300(R)..................................................    2/93     9/96
Coronary Angioplasty
  Extreme(R)................................................   10/93    12/96
  Vitesse(R) C..............................................   10/94    12/96
  Vitesse(R) E..............................................    9/97     2/97
  Vitesse(R) COS............................................    1/00    11/98
  POINT 9(TM) Extreme.......................................    7/00     8/99
  POINT 9(TM) Vitesse.......................................    8/00     7/00
  Support Catheter..........................................    1/00    11/99
Pacing Lead and ICD Lead Extraction
  SLS 12 Fr.................................................   12/97     2/97
  SLS 14 Fr.................................................    9/98     2/97
  SLS 16 Fr.................................................    9/98     2/97
  LLD.......................................................   10/99     3/99
Peripheral Angioplasty
  Upper leg.................................................  Trials    11/96
  Lower leg.................................................  Trials    11/96
Restenosed Stents...........................................  Trials     1/98

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

     We cannot assure that the FDA will approve our current or future pre-market approval applications or supplements on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenues. For more information, see "Risk Factors -- Failures in Clinical Trials May Hurt Our Business" set forth in Exhibit 13.1 filed herewith.

     Any products we manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with Good Manufacturing Practice requirements, which impose certain process, procedure and documentation requirements upon us with respect to product development, manufacturing and quality assurance activities. We have developed systems and controls that we believe will enable us to comply with Good Manufacturing Practice requirements; however, we cannot assure that we will be able to maintain compliance with these requirements.

     In addition, the Medical Device Reporting, or MDR, regulation obligates us to inform the FDA whenever there is reasonable evidence to suggest that one of our devices may have caused or contributed to death or serious injury, or when one of our devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to death or serious injury. There can be no assurance that the FDA will agree with our determinations as to whether particular incidents meet the threshold for MDR reporting.

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

     We are subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To date, compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position. See "Risk
Factors -- Regulatory Compliance is Very Expensive and Can Often Be Denied or Significantly Delayed" set forth in Exhibit 13.1 filed herewith.

COMPETITION

     Methods for the treatment of cardiovascular disease are numerous and we expect them to increase in number. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Consequently, we expect intense competition to continue in the marketplace. Although market competition includes manufacturers of stents and balloon angioplasty catheters, direct competition comes from manufacturers of atherectomy devices. We also believe that we will experience increased competition in the future from companies that will develop lead extraction devices or removal methods. In the lead removal market, we compete worldwide with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with devices manufactured by VascoMed.

     We estimate that approximately 80% of coronary interventions involve the placement of a stent. The leading stent providers in the United States are SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation) and Medtronic, Inc. SCIMED, Cordis, Advanced Cardiovascular Systems, Inc., and Medtronic AVE are the leading balloon angioplasty manufacturers. In addition, a recent entrant to the balloon angioplasty market is Interventional Technologies, Inc. Manufacturers of atherectomy devices include Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation), and Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation).

     We believe that the primary competitive factors in the interventional cardiovascular market are:

     - the ability to treat a variety of lesions safely and effectively;

     - the impact of managed care practices and procedure costs;

     - ease of use;

     - size and effectiveness of sales forces; and

     - research and development capabilities.

     For more information, see "Risk Factors -- We May Be Unable To Compete Successfully In Our Highly Competitive Industry In Which Many Other Competitors are Bigger Companies" set forth in Exhibit 13.1 filed herewith.

PATENTS AND PROPRIETARY RIGHTS

     We hold 32 issued United States patents, four issued patents in each of France, Germany, Italy and the Netherlands and one issued patent in Japan. Also, we have one United States patent application pending and 8 foreign patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to provide us with any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We could be adversely affected if any of our licensors terminate our licenses to use patented technology. We do not have patents in any foreign countries other than those listed above.

     It is our policy to require our employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions developed by the individual shall be our exclusive property, other than inventions unrelated to our business and developed entirely on the employee's own time. There can be no assurance that these agreements will provide meaningful protection for our trade secrets in the event of unauthorized use or disclosure of such information.

     We also rely on trade secrets and unpatented know-how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how.

     We are aware of patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, have contacted us and requested that we enter into license agreements for the underlying technology. A patent holder may file a lawsuit against us and may prevail. If we decide that we need to license this technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology. See "Item 3. Legal Proceedings."

     Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products.

     We have signed several non-exclusive, royalty-bearing license agreements for patents covering basic areas of laser technology. In addition, we acquired an exclusive, royalty-bearing license for a proprietary catheter coating. Additional licenses held by us include an exclusive license to patents covering laser-assisted lead removal and an exclusive license relating to certain aspects of excimer laser technology in our products.

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

     Our team of research scientists, engineers and technicians substantially performs all of our research and development activities. Our research and development expense totaled $3,911,000 in 2000, $3,578,000 in 1999 and $2,512,000 in 1998.

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

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Good Manufacturing Practice compliance inspections by the FDA and TUV, which is the European governing body equivalent to the FDA. We have undergone seven inspections by the FDA for Good Manufacturing Practice compliance since 1990, and the TUV has conducted an inspection each year since 1993. Each inspection resulted in a limited number of noted deficiencies, to which we believe we have provided adequate responses.

     We purchase certain components of our CVX-300 laser unit from several sole source suppliers. We do not have guaranteed commitments from these suppliers as we order products through purchase orders placed with these suppliers from time to time. While, we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. In addition, we may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.

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

     At present, many of our customers using the CVX-300 for laser angioplasty are obtaining reimbursement under the same DRG as for balloon angioplasty, or for balloon angioplasty with stent. Lead removal procedures using the SLS are reimbursed using the same DRGs for non-laser lead removal or lead removal and replacement. We expect that our customers will continue to do so. Medicare payments of physicians' surgical fees are based on a fee schedule that rates the value of physicians' work for a particular service in relation to the value of work for other services. The excimer laser ablation procedure third party reimbursement for hospital and physician charges is generally done in connection with other approved reimbursement codes. The reimbursement amount is generally adequate to cover the cost of a laser ablation procedure. Actual costs may be significantly higher and vary depending on the complexity of the procedure, age of the patient, and geographical location.

     Capital costs for medical equipment purchased or leased by hospitals are currently partially reimbursed separately from DRG payments. Such reductions could have an adverse impact on reimbursements to hospitals for the capital cost of the CVX-300 laser unit and, consequently, our ability to sell our laser unit. While we believe that a laser angioplasty procedure offers a less costly alternative for the treatment of certain types of heart disease, we cannot assure that the procedure will be viewed as cost effective under changing reimbursement guidelines or other health care payment systems. For more information, see "Risk Factors -- Failure Of Third Parties To Reimburse Medical Providers For Our Products May Reduce Our Sales" set forth in Exhibit 13.1 filed herewith.

PRODUCT LIABILITY AND INSURANCE

     Our business entails the risk of product liability claims. We maintain product liability insurance in the amount of $5,000,000 per occurrence with an annual aggregate maximum of $5,000,000. We cannot assure, however, that product liability claims will not exceed such insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. See "Risk Factors -- Potential Product Liability Claims and Insufficient Insurance Coverage May Hurt Our Business and Stock Price" set forth in Exhibit
13.1 filed herewith.

EMPLOYEES

     As of February 28, 2001, we had 152 employees, including 12 in research and development and clinical affairs, 65 in manufacturing and 65 in marketing, sales and administration in the United States and 10 in marketing, sales and administration in Europe. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

     We lease a total of approximately 50,000 square feet in three buildings in Colorado Springs, Colorado. These facilities contain approximately 35,000 square feet of manufacturing space and approximately 15,000 square feet devoted to marketing, research and administrative activities. We are in the process of completing negotiations to renew one of our building leases that expires on May 31, 2001 and are confident we will renew at a market rate. The other two buildings are leased through December 31, 2002 and December 31, 2003, respectively., with an option year available at our discretion for one of the buildings. We believe these facilities are adequate to meet our requirements through 2003.

     Spectranetics International B.V. leases 4,394 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe. The lease terminates in June 2001.

ITEM 3. LEGAL PROCEEDINGS

     On October 1999, Cook Vascular, Inc., filed a lawsuit in the U.S. federal court in Indiana claiming co-ownership of two patents issued to Spectranetics. Cook alleges that the patents were issued improperly by listing only Spectranetics employees as inventors. Cook also alleges breach of contract, misappropriation of trade secrets, and conspiracy. The technology at issue is catheters utilizing electrical energy to remove implanted pacemaker leads. On June 5, 2000, Cook amended its original complaint, alleging infringement by Spectranetics of a Cook patent directed to a mechanical device for removing implanted pacemaker leads. On March 27, 2001, a settlement agreement was entered into whereby Cook dismissed their claims against Spectranetics. The agreement does not have a material financial impact on the Company.

     On August 6, 1999, Baxter Healthcare Corporation, an affiliate of Baxter International, Inc., served notice of a complaint against us in the U.S. District Court for the District of Delaware claiming that all of our laser-based products infringe on three patents licensed by Baxter. In October 2000, we entered into a settlement and release agreement with Baxter Healthcare Corporation. The agreement provides that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics enters into a license agreement for use of certain patents in the United States and abroad until the expiration of the last patent on November 15, 2005.

     The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the three months ended September 30, 2000, to reflect the cost of past and current-year royalties through September 30, 2000, and legal fees related to this suit, offset by the release of the Company's prior obligation to provide certain medical devices to Baxter or United States Surgical Corporation, a division of Tyco Int'l. In addition, Baxter is required to return to the Company 15 laser systems for resale. The payments for past royalties will be made in three annual installments beginning in November 2000.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on the over-the-counter market under The Nasdaq National Market symbol "SPNC." The table below sets forth the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market for each calendar quarter in 1999 and 2000. These over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                                                   HIGH     LOW
                                                                  ------   -----
    Year Ended December 31, 1999
      1st Quarter...............................................  $4.310   2.750
      2nd Quarter...............................................   3.813   2.250
      3rd Quarter...............................................   5.250   2.531
      4th Quarter...............................................   5.000   3.594
    Year Ended December 31, 2000
      1st Quarter...............................................  $8.313   3.625
      2nd Quarter...............................................   6.813   4.000
      3rd Quarter...............................................   5.000   3.000
      4th Quarter...............................................   3.750   1.000

     We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The closing sales price of our Common Stock on March 14, 2001 was $2.1875. On March 14, 2001, we had approximately 750 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Information appearing under the caption "Selected Six-Year Financial Data" in the Company's 2000 Annual Report to security holders included in Exhibit 13.1 to this report is incorporated herein by reference. The Selected Six-Year Financial Data should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to security holders included in Exhibit 13.1 to this report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the risk of potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. The Company does not use financial instruments to manage changes in commodity prices and does not hold or issue financial instruments for trading purposes. Our debt consists of obligations with a fixed interest rates ranging from 5.75% to 8%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages five through 28 of the Company's 2000 Annual Report to security holders, which include the consolidated financial statements and the Independent Auditors' Report as listed in Item 14(a), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Proposal 1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the registrant's definitive Proxy Statement to be used in connection with its 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the captions "Executive Compensation," "Grants of Stock Options," "Stock Option Exercises and Fiscal Year-End Stock Option Value," "Director Compensation" and "Compensation Committee Interlocks and Insider Participations" of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Documents Filed as a Part of The Report

          (1) Financial Statements

              The following Consolidated Financial Statements of the Registrant are incorporated by reference in Part II, Item 8 hereof:

              Independent Auditors' Report

              Consolidated Balance Sheets as of December 31, 2000 and 1999

              Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

              Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

              Notes to Consolidated Financial Statements

          (2) Financial Statement Schedule

              Not applicable

     (b) Reports on Form 8-K

         Not applicable.

     (c) Exhibit Index to The Spectranetics Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 2000:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             -- Agreement and Plan of Reorganization between The
                            Spectranetics Corporation and Advanced Interventional
                            Systems, Inc., dated January 24, 1994.(1)
         2.1(a)          -- Amendment to Agreement and Plan of Reorganization between
                            The Spectranetics Corporation and Advanced Interventional
                            Systems, Inc., dated May 17, 1994.(2)
         2.2             -- Certificate of Ownership and Merger of Advanced
                            Interventional Systems, Inc. Into The Spectranetics
                            Corporation, dated December 27, 1995.(13)
         2.3             -- Merger Agreement dated as of May 24, 1999 among the
                            Company, Polymicro Technologies, Inc., PMT Holdings, LLC,
                            and Polymicro Technologies, LLC.(20)
         3.1             -- Restated Certificate of Incorporation.(1)
         3.1(a)          -- Certificate of Amendment to Restated Certificate of
                            Incorporation.(12)
         3.1(b)          -- Certificate of Amendment to Restated Certificate of
                            Incorporation.(18)
         3.2             -- Bylaws of the Company.(3)
         4.1             -- Form of Common Stock Certificate of the Company.(4)
         4.2             -- Rights Agreement, dated as of May 6, 1996, between the
                            Company and Norwest Bank Minnesota, N.A.(14)
        10.1             -- Lease covering a portion of the Company's facilities
                            between the Company and Dwane and Donna Basse dated
                            November 10, 1994.(12)
        10.1(a)          -- Lease covering a portion of the Company's facilities
                            between the Company and Dwane and Donna Basse dated
                            September 1, 1997.(14)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.2             -- Lease covering a portion of the Company's facilities
                            between the Company and American Investment Management
                            dated February 17, 1995.(12)
        10.2(a)          -- Lease covering a portion of the Company's facilities
                            between the Company and John or Sharon Sanders dated
                            December 23, 1997.(19)
        10.3             -- Lease covering a portion of the Company's facilities
                            between the Company and Full Circle Partnership III dated
                            September 11, 1985.(3)
        10.3(a)          -- Amendment to lease covering a portion of the Company's
                            facilities between the Company and Full Circle
                            Partnership III July 24, 1997.(19)
        10.4(a)          -- Amendment to lease covering a portion of the Company's
                            facilities between the Company and Talamine Properties
                            dated February 15, 1992.(7)
        10.4(b)          -- Amendment to lease covering a portion of the Company's
                            facilities between the Company and Talamine Properties
                            dated February 16, 1993.(1)
        10.4(c)          -- Amendment to lease covering a portion of the Company's
                            facilities between the Company and Talamine Properties
                            dated October 3, 1994.(12)
        10.5             -- 1991 Stock Option Plan, as amended.(11)
        10.5(a)          -- 1991 Stock Option Plan, as amended.(17)
        10.6             -- 1990 Incentive Stock Option Plan.(6)
        10.7             -- 1989 Incentive Stock Option Plan and First Amendment
                            thereto.(6)
        10.8             -- Nonemployee Director Stock Option Plan.(8)
        10.8(a)          -- Stock Option Plan for Outside Directors.(10)
        10.9             -- Employee Stock Purchase Plan (as amended).(9)
        10.10            -- The 1997 Equity Participation Plan of The Spectranetics
                            Corporation.(21)
        10.10(a)         -- NonQualified Stock Option Agreement dated as of April 17,
                            1996, between the Company and Emile J. Geisenheimer.(21)
        10.10(b)         -- NonQualified Stock Option Agreement dated as of March 3,
                            1997, between the Company and Joseph A. Largey.(21)
        10.10(c)         -- Form of NonQualified Stock Option Agreement for
                            Officers.(21)
        10.10(d)         -- Form of NonQualified Stock Option Agreement for
                            Employees.(21)
        10.10(e)         -- Form of NonQualified Stock Option Agreement for
                            Independent Directors.(21)
        10.10(f)         -- Form of Incentive Stock Option Agreement for
                            Officers.(21)
        10.10(g)         -- Form of Incentive Stock Option Agreement for
                            Employees.(21)
        10.11            -- License Agreement with Patlex Corporation, dated January
                            1, 1992 (confidential treatment has been granted for
                            portions of this agreement).(7)
        10.12            -- License Agreement with Pillco Limited Partnership, dated
                            February 1, 1993 (confidential treatment has been granted
                            for portions of this agreement).(7)
        10.13            -- Vascular Laser Angioplasty Catheter License Agreement
                            with Bio-Metric Systems, Inc., dated April 7, 1992
                            (confidential treatment has been granted for portions of
                            this agreement).(6)
        10.14            -- Exclusive License Agreement between the United States of
                            America and James B. Laudenslager and Thomas J. Pacala
                            dated March 25, 1985; and Exclusive License Agreement
                            between the United States of America and LAIS dated April
                            29, 1990.(5)
        10.15            -- License Agreement between Medtronic, Inc. and the
                            Company, dated February 28, 1997 (confidential treatment
                            has been granted for portions of this agreement).(15)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.16            -- License Agreement between United States Surgical
                            Corporation and the Company, dated September 25, 1997
                            (confidential treatment has been granted for portions of
                            this agreement).(16)
        10.17            -- Supply Agreement between United States Surgical
                            Corporation and the Company, dated September 25, 1997
                            (confidential treatment has been granted for portions of
                            this agreement).(16)
        10.18            -- Loan and Security Agreement between Silicon Valley Bank and the Company, dated December 24, 1997.(19)
        10.19            -- Exclusive Purchase and Distribution Agreement between The
                            Spectranetics Corporation and Orbus Medical Technologies,
                            Inc. dated March 12, 1998 (confidential treatment has
                            been granted for portions of this agreement).(18)
        10.20            -- Form of Stock Purchase Agreement, dated as of December
                            22, 1998 among the Company and the stockholders named in
                            the Company's Registration Statement on Form S-3 (File
                            No. 333-69829).(22)
        10.21            -- Employment Agreement between the Company and Henk Kos
                            dated January 1, 1997.(22)
        10.22            -- First Amendment to the 1997 Equity Participation Plan.
        10.23            -- Second Amendment to the 1997 Equity Participation
                            Plan.(23)
        10.24            -- Compromise, Settlement and Release Agreement between the
                            Company, Edwards Lifesciences LLC, Baxter Healthcare
                            Corporation and LaserSight Patents, Inc. (confidential
                            treatment has been requested for portions of this
                            agreement)
        13.1             -- Portions of Registrant's 2000 Annual Report to security holders incorporated herein by reference.
        21.1             -- Subsidiaries of the Company.(19)
        23.1             -- Consent of Independent Auditors.

---------------

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

(20) Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 8, 1999.

(21) Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

(22) Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended March 31, 1999.

(23) Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 30th day of March, 2001.

                                            THE SPECTRANETICS CORPORATION

                                            By:    /s/ JOSEPH A. LARGEY

                                              ----------------------------------
                                                       Joseph A. Largey
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JOSEPH A. LARGEY                   President and Chief Executive    March 30, 2001
-----------------------------------------------------    Officer, Director (Principal
                  Joseph A. Largey                       Executive Officer)

                  /s/ PAUL C. SAMEK                    Vice President, Finance          March 30, 2001
-----------------------------------------------------    (Principal Financial and
                    Paul C. Samek                        Accounting Officer)

              /s/ EMILE J. GEISENHEIMER                Director and Chairman of the     March 30, 2001
-----------------------------------------------------    Board of Directors
                Emile J. Geisenheimer

             /s/ CORNELIUS C. BOND, JR.                Director                         March 30, 2001
-----------------------------------------------------
               Cornelius C. Bond, Jr.

                  /s/ JAMES A. LENT                    Director                         March 30, 2001
-----------------------------------------------------
                    James A. Lent

              /s/ JOSEPH M. RUGGIO, MD                 Director                         March 30, 2001
-----------------------------------------------------
                Joseph M. Ruggio, MD

                 /s/ JOHN G. SCHULTE                   Director                         March 30, 2001
-----------------------------------------------------
                   John G. Schulte

                                 EXHIBIT INDEX

     List of Exhibits filed with Form 10-K for the year ended December 31, 2000

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.22           -- First Amendment to the 1997 Equity Participation Plan.
         10.24           -- Compromise, Settlement and Release Agreement between the
                            Company, Edwards Lifesciences LLC, Baxter Healthcare
                            Corporation and LaserSight Patents, Inc. (confidential
                            treatment has been requested for portions of this
                            agreement)
         13.1            -- Portions of Registrant's 2000 Annual Report to security holders incorporated herein by reference.
         23.1            -- Consent of Independent Auditors.