Form 10-Q
period 2001-03-31
SPECTRANETICS CORP
filed 2001-05-14
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2001

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
                                 (719) 633-8333
          (Address of principal executive offices and telephone number)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ---   ---
        As of May 7, 2001, there were 23,507,745 outstanding shares of Common Stock.


================================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               March 31, 2001    December 31, 2000
                                                        ----------------------   -----------------
Assets:
Current assets:

  Cash and cash equivalents                                         $   3,021           $   2,195
  Investment securities available for sale                              5,723               9,726
  Trade accounts receivable, net of allowance                           4,609               6,097
  Inventories, net of allowance                                         2,653               2,585
  Prepaid expenses and other                                              811                 729
                                                        ----------------------   -----------------
            Total current assets                                       16,817              21,332
Property and equipment, net                                             4,729               4,760
Intangible assets, net                                                  1,201                 908
Other assets                                                              340                 360
Long-term investment securities available for sale                      3,040                  --
                                                        ----------------------   -----------------
            Total Assets                                            $  26,127           $  27,360
                                                        ======================   =================
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities                          $   7,916           $   8,652
  Deferred revenue                                                      1,044               1,182
  Current portion of long-term debt                                       145                 146
  Current portion of capital lease obligations                             15                  15
                                                        ----------------------   -----------------
            Total current liabilities                                   9,120               9,995
                                                        ----------------------   -----------------
Long-term portion of settlement obligations                             1,445               1,415
Long-term debt, net of current portion                                    197                 215
Capital lease obligations, net of current portion                          15                  19
                                                        ----------------------   -----------------
            Total long-term liabilities                                 1,657               1,649
                                                        ----------------------   -----------------
            Total liabilities                                          10,777              11,644
                                                        ----------------------   -----------------
Shareholders' Equity:
  Preferred stock, $.001 par value
    authorized 5,000,000 shares; none issued                               --                  --
  Common stock, $.001 par value
    authorized 60,000,000 shares; issued and
    outstanding 23,507,446 and 23,425,880 shares,
    respectively                                                           24                  23
  Additional paid-in capital                                           92,374              92,259
  Accumulated other comprehensive loss                                   (173)               (247)
  Accumulated deficit                                                 (76,875)            (76,319)
                                                        ----------------------   -----------------
            Total shareholders' equity                                 15,350              15,716
                                                        ----------------------   -----------------
            Total Liabilities and Shareholders' Equity             $   26,127          $   27,360
                                                        ======================   =================



See accompanying unaudited notes to consolidated financial statements.

 ITEM 1.  FINANCIAL STATEMENTS (CONT'D)
                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
                           INCOME (LOSS) (UNAUDITED)
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)

                                                                 Three Months Ended March 31,
                                                                     2001            2000
                                                                ---------------  --------------
            Revenue                                                   $  6,027        $  6,662
            Cost of revenue                                              1,810           2,274
                                                                ---------------  --------------
            Gross margin                                                 4,217           4,388
                                                                ---------------  --------------
            Gross margin %                                                 70%             66%

            Operating expenses:
              Marketing, sales and administrative                        3,700           4,233
              Research, development and technology                       1,186           1,314
                                                                ---------------  --------------
                      Total operating expenses                           4,886           5,547
                                                                ---------------  --------------
                      Operating loss                                      (669)         (1,159)
            Other income (expense):
              Interest income                                              149             294
              Interest expense                                             (38)            (30)
              Other, net                                                     2               1
                                                                ---------------  --------------
                      Total other income                                   113             265
                                                                ---------------  --------------
                      Net loss                                            (556)           (894)
            Other comprehensive income (loss) -
              Foreign currency translation                                  40             (37)
              Unrealized gain on investment securities                      34              --
                                                                ---------------  --------------
                      Comprehensive loss                              $   (482)       $   (931)
                                                                ===============  ==============


                      Net loss per share - basic and diluted         $   (0.02)      $   (0.04)
                                                                ===============  ==============
            Weighted average common shares
              outstanding - basic and diluted                       23,503,821      23,099,244
                                                                ===============  ==============


See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three Months Ended March 31,
                                                                       2001             2000
                                                                    -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                           $  (556)         $   (894)

    Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:

                Depreciation and amortization                              479               392

                Net change in operating assets and liabilities             223            (1,903)
                                                                    -----------     -------------
                  Net cash provided (used) by operating activities         146            (2,405)
                                                                    -----------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                  (167)             (162)

    Purchase of other assets                                              (200)               --

    Decrease in gross investments                                          997             1,538
                                                                    -----------     -------------
                Net cash provided by investing activities                  630             1,376
                                                                    -----------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from sale of common stock to employees                         91               409

    Principal payments on obligations under
        capital leases and notes payable                                   (17)             (228)
                                                                    -----------     -------------
                Net cash provided by financing activities                   74               181
                                                                    -----------     -------------
Effect of exchange rate changes on cash                                    (24)                6
                                                                    -----------     -------------
Net increase (decrease) in cash and cash equivalents                       826              (842)

Cash and cash equivalents at beginning of period                         2,195             4,900
                                                                    -----------     -------------
Cash and cash equivalents at end of period                           $   3,021          $  4,058
                                                                    ===========     =============
Supplemental disclosures of cash flow information --
    cash paid for interest                                              $   34           $    28
                                                                    ===========     =============
Supplemental disclosure of noncash  investing activities --
    obligations for purchase of other assets                            $  150           $    --
                                                                    ===========     =============



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

        Certain reclassifications have been made in the prior year financial statements to conform to the financial statements as presented at March 31, 2001.

(2)     NET LOSS PER SHARE

        The Company calculates net loss per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic net loss per share is computed on the basis of weighted-average common shares outstanding. Diluted net loss per share considers potential common stock instruments in the calculation, and is the same as basic loss per share for the three months ended March 31, 2001 and 2000, as potential common stock instruments are anti-dilutive. At March 31, 2001, the Company had 4,829,538 options outstanding that were not included in the computation of diluted loss per share because their inclusion would have been anti-dilutive. A summary of the net loss per share calculation is shown below (in thousands):

                                                          2001            2000
                                                       ------------    ------------
        Net loss                                    $       (556)   $       (894)
                                                       ------------    ------------
        Common shares outstanding:
            Historical common shares outstanding
              at beginning of period                      23,426          23,037
            Weighted average common shares issued             78              62
                                                       ------------    ------------
            Weighted average common shares
              outstanding - basic and diluted             23,504          23,099
                                                       ------------    ------------
        Net loss per share - basic and diluted:     $      (0.02)   $      (0.04)
                                                       ============    ============

(3)     INVENTORIES

        Components of inventories are as follows (in thousands):

                                    MARCH 31, 2001          DECEMBER 31, 2000
                                    -------------------     --------------------
          Raw materials         $           1,014        $            472
          Work in process                     272                     845
          Finished goods                    1,367                   1,268
                                    -------------------     --------------------
                                $           2,653        $          2,585
                                    ===================     ====================

(4)     DEFERRED REVENUE

        Deferred revenue - current in the amounts of $1,044,000 and $1,182,000 at March 31, 2001, and December 31, 2000, respectively, relates to payments in advance for various product maintenance contracts, where revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(5)     SEGMENT AND GEOGRAPHIC REPORTING

        An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two reportable geographic segments within this line of business: (1) U.S. Medical and (2) Europe Medical. U.S. Medical and Europe Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

U. S. MEDICAL

        Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At March 31, 2001, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

        U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2001 and 2000, cost allocations of these functions to Europe Medical have not been performed.

        Revenue associated with intersegment transfers to Europe Medical was $355,000 and $534,000 for the three months ended March 31, 2001 and 2000, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three months ended March 31, 2001 and 2000, intersegment revenue and intercompany profits have been eliminated in the segment information in the table shown below.

EUROPE MEDICAL

        The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are the same as U.S. Medical products. The Company has received CE mark approval for products that relate to three applications of excimer laser technology - coronary angioplasty, in-stent restenosis, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

        Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):



                       THREE MONTHS ENDED MARCH 31,
REVENUE:                2001               2000
                  -----------------  -----------------
U.S. Medical          $ 5,495            $ 5,674

Europe Medical            532                988
                  -----------------  -----------------

   Total revenue      $ 6,027            $ 6,662
                  =================  =================


                        THREE MONTHS ENDED MARCH 31,
SEGMENT NET INCOME
(LOSS):                    2001            2000
                      -------------  -----------------

U.S. Medical          $   (588)             $   (602)

Europe Medical              32                  (292)
                  -----------------  -----------------

   Total net loss     $   (556)             $   (894)
                  =================  =================


                       MARCH 31         DECEMBER 31,
SEGMENT ASSETS:          2001               2000
                  -----------------  -----------------
U.S. Medical        $  24,282             $  25,231

Europe Medical          1,845                 2,129
                  -----------------  -----------------

    Total assets    $  26,127             $  27,360
                  =================  =================


(6)     LITIGATION SETTLEMENT

        In October 2000, the Company entered into a settlement and release agreement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC) (collectively, Baxter) related to a patent infringement lawsuit filed by Baxter in August 1999. The agreement provides that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics enters into a license agreement for use of certain patents in the United States and abroad until the expiration of the last patent on November 15, 2005.

        The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the year ended December 31, 2000, to reflect the cost of past and current-year royalties to the agreement date, and legal fees related to this suit, offset by the release of the Company's prior obligation to provide defined medical devices to USSC, which had transferred certain assets to Baxter in July 1999. In addition, Baxter is required to return to the Company 15 laser systems for resale. The payments for past royalties will be made in three annual installments, which began in November 2000.

(7)     REORGANIZATION COSTS

        During the year ended December 31, 2000, reorganization costs of $1,060,000 were recognized with the elimination of the direct sales organization in Germany. The termination and severance costs related to eight employees within the sales organization in Germany. Effective January 1, 2001, a distributor has been contracted to continue selling the Company's products in Germany, replacing the direct sales organization. The reorganization costs have been paid in 2001 as follows (in thousands):

                                              ACCRUED                         ACCRUED
                                           REORG. COSTS                     REORG. COSTS
                                           DECEMBER 31,                      MARCH 31,
                                               2000             PAID            2001
                                           --------------    -----------   ---------------
    Termination and severance costs             $    700         $  159           $   541
    Legal fees                                       150            101                49
    Cancellation of contracts and leases             172             62               110
    Other                                             38             22                16
                                           --------------    -----------   ---------------
            Total                              $   1,060         $  344           $   716
                                           ==============    ===========   ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CORPORATE OVERVIEW

              We develop, manufacture, market and service an excimer laser unit and fiber optic delivery system for minimally invasive surgical procedures within the cardiovascular system. Our CVX-300(R) excimer laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary angioplasty and removal of faulty pacemaker and defibrillator leads. Our laser system competes against alternative technologies including balloon catheters, cardiovascular stents and mechanical artherectomy devices.

              Our growth strategy is to increase utilization of our FDA-approved products, expand our installed base of laser systems and develop additional procedures for our excimer laser system. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads. We are currently conducting three major clinical trials evaluating the use of our excimer laser system to treat blocked arteries to improve circulation in the upper and lower leg (the PELA and LACI trials), and to treat restenosed stents (the LARS trial). We believe the PELA and LACI trials are on schedule to result in FDA-approval of these additional applications in the United States in 2003, if successful. We expect the LARS trial to take at least several years to complete.

                For the three months ended March 31, 2001, we have reclassified royalty expenses as part of research, development and technology expenses. We have also reclassified general and administrative expenses to marketing, sales and administrative expenses. All prior amounts have been reclassified to conform to the current classification.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


           We have initiated several key operating initiatives for 2001, which are summarized as follows and should be considered in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition.

           REVENUE-BASED ACTIONS
           - Increase focus in the United States on higher margin disposable products revenue through the addition of clinical advisors, whose role is to provide clinical support and training on the use of our disposable products.
           -   Reduce emphasis on new laser placements in 2001.
           -   Increase selling prices on disposable products an average of 5%.

           COST-BASED ACTIONS
           - Eliminate direct sales organization in Germany and implement a distributor-based sales model which we believe will save at least $1,000,000 in operating expenses during the year ended December 31, 2001 as compared to 2000.
           -   Freeze headcount throughout all non-sales functions.
           - Enhance manufacturing work flow which will yield manufacturing efficiencies.
           - We anticipate a reduced legal docket, which will lower costs and allow management to focus on its efforts towards growth and profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

        Revenue in 2001 was $6,027,000, down $635,000, or 10 percent, from the first quarter of 2000. The decrease is due to a 49 percent decrease in equipment revenue partially offset by a 2 percent increase in disposable revenue and a 6 percent increase in service revenue.

        The increase in disposable products revenue, which consists of single-use catheter products, is attributable to a 13 percent increase in coronary angioplasty catheters, partially offset by a 9 percent decrease in lead removal products.

        For the three months ended March 31, 2001, we placed three new excimer laser systems compared with 15 during the first quarter of 2000. The equipment revenue decrease is due to lower unit sales of our CVX-300(R) laser systems. The decrease in equipment placement and sales activity is part of a strategic plan that emphasizes increasing U.S. disposable products revenue.

        Service revenue increased 6 percent in the first quarter of 2001 due to the larger installed base of the Company's excimer laser systems. At March 31, 2001, the installed base included 315 excimer laser systems, compared with 279 at March 31, 2000.

        Gross margin increased to 70 percent during the three months ended March 31, 2001, from 66 percent for the first quarter of 2000. This increase was due to improved manufacturing efficiencies, higher disposable products pricing, as well as a shift in product mix to a higher proportion of disposable products, which command higher margins than excimer laser systems or service.

        Operating expenses were down 12 percent in the first quarter of 2001 to $4,886,000, compared with $5,547,000 a year ago, reflecting the European restructuring initiated in December 2000 and cost management activities in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


        Marketing, sales, and administrative expenses decreased 13 percent to $3,700,000 for the three months ended March 31, 2001 from $4,233,000 in thr first quarter of 2000. This decrease is primarily attributable to the European restructuring implemented in December 2000. The Company eliminated its direct sales organization in Germany and, effective January 1, 2001, contracted with a distributor to continue selling products there.

        Research, development and technology expenses decreased 10 percent to $1,186,000 for the first quarter of 2001 from $1,314,000 in the first quarter of 2000. This decrease is primarily due to decreased legal fees and contract research costs, and decreased personnel costs within clinical studies.

        Interest income decreased 49 percent in 2001 to $149,000 due to lower average cash and investment balances and lower interest rates.

        Net loss for the three months ended March 31, 2001, was $556,000, compared with $894,000 in 2000. The lower net loss was primarily due to increased gross margin and decreased operating expenses discussed above.

        The functional currency of Spectranetics International B.V. is the Dutch guilder. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended March 31, 2001, as compared with the three months ended March 31, 2000, caused a decrease in consolidated revenue and operating expenses of less than 1 percent.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, we had cash, cash equivalents and investment securities of $11,784,000, compared with $11,921,000 at December 31, 2000.

        Cash provided by operations during the three months ended March 31, 2001, totaled $146,000, consisting primarily of $1,456,000 of cash provided by a decrease in accounts receivable. This was partially offset by cash used of $556,000 as a result of the net loss during the quarter and $785,000 as a result of decreased accounts payable and accrued liabilities.

         The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending net accounts receivable balance by the average daily sales for the quarter. Inventory turns is calculated by dividing annualized cost of sales for the quarter by ending inventory.

                            Mar 31, 2001          Dec 31, 2000
                            ------------          ------------

   Days Sales Outstanding        69                    78
   Inventory Turns              2.7                   3.2

        Cash provided by investing activities of $630,000 for the three months ended March 31, 2001, was due primarily to the maturity of $997,000 of investment securities, partially offset by capital expenditures of $167,000 and purchases of other assets of $200,000.

        Cash provided by financing activities was $74,000, comprised of $91,000 of proceeds from the sale of common stock to employees through stock option exercises and the employee stock purchase plan, offset by $17,000 of principal payments on debt and capital lease obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


        During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International B.V. The loan bears interest at 6.51 percent per annum and matures in December 2003. At March 31, 2001, the loan had an outstanding balance of $148,000.

        At March 31, 2001, and December 31, 2000, we had placed a number of laser systems on rental and loan programs. Totals of $4,981,000 and $4,839,000 of historical cost were recorded as equipment held for rental or loan as of March 31, 2001, and December 31, 2000, respectively, and are being depreciated over three to five years. We will continue to offer these programs as we execute our strategy of increasing our presence in major cardiac centers.

        We currently use two placement programs in addition to the sale of laser systems:

        (1) Evergreen rental program - This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer's catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing.

        (2) Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although disposable products sales result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded based on a three to five year expected life of the unit.

        We believe our liquidity and capitalization as of March 31, 2001, are sufficient to meet our operating and capital requirements through December 31, 2001. Revenue increases from current levels and attaining profitability will be necessary to sustain us over the long term.

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

        Spectranetics International B.V. intends to continue using the Dutch guilder as its functional currency until switching to the euro for the fiscal year beginning January 1, 2002.

        Due to the size of our Spectranetics International B.V. operation in relation to our consolidated company, conversion to the euro is not expected to have a material effect on our consolidated financial results of operations.

RISK FACTORS

        We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At March 31, 2001, we had accumulated $76.9 million in net losses since inception. Although we

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


anticipate attaining profitability in the foreseeable future, we may be unable to increase sales or achieve profitability.

        Our Small Sales and Marketing Team May be Unable to Compete with our Larger Competitors or Reach All Potential Customers. Many of our competitors have larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers, which gives them a significant advantage over our team in making sales.

        Our Products May Not Be Accepted in Their Markets. Excimer laser technology competes with more established therapies for restoring circulation to clogged or obstructed arteries. Market acceptance of the excimer laser system depends on our ability to provide adequate clinical and economic data that shows the clinical efficacy of, and patient benefits from, excimer laser angioplasty and lead removal.

        We May Be Unable to Compete Successfully in our Highly Competitive Industry in Which Many Other Competitors are Bigger Companies. Our primary competitors are manufacturers of products used in competing therapies, such as:

        - balloon angioplasty, which uses a balloon to push obstructions out of the way;
        -   stent implantation;
        -   open chest bypass surgery; and
        -   atherectomy, a mechanical method for removing arterial blockages.

        We believe that the primary competitive factors in the interventional cardiovascular market are:

        -   the ability to treat a variety of lesions safely and effectively;
        - the impact of managed care practices, related reimbursement to the health care provider, and procedure costs;
        -   ease of use;
        -   size and effectiveness of sales forces; and
        -   research and development capabilities.


        SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Advanced Cardiovascular Systems, Inc. (a subsidiary of Guidant Corporation), and Medtronic AVE are the leading balloon angioplasty manufacturers. In addition, a recent entrant to the market is Interventional Technologies, Inc. which was recently purchased by Boston Scientific. The leading stent providers in the United States are SCIMED, Cordis, Advanced Cardiovascular Systems and Medtronic. Manufacturers of atherectomy devices include Heart Technology, Inc. (a subsidiary of Boston Scientific Corporation) and Devices for Vascular Intervention, Inc. (a subsidiary of Guidant Corporation).

        We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. Our competitors include Cook Vascular Inc., which markets on a worldwide basis, and VascoMed in Europe.

        Almost all our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. We expect competition to intensify.

        Failure of Third Parties to Reimburse Medical Providers for our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payors, such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty and atherectomy, laser angioplasty requires the purchase or lease of expensive capital equipment. In some circumstances, the amount reimbursed to hospitals for procedures involving our products may not be adequate to cover a hospital's costs. We do not believe

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


that reimbursement has materially adversely affected our business to date, but continued cost containment measures could hurt our business in the future.

        In addition, the FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser angioplasty in most of the procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. While all approved procedures using the excimer laser system are reimbursable, some third-party payors attempt to deny reimbursement for procedures they believe are duplicative, such as adjunctive balloon angioplasty performed together with laser angioplasty. Third-party payors may also attempt to deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost-effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not purchase our excimer laser systems in the future.

        Technological Change May Result in Our Products Becoming Obsolete. We derive substantially all of our revenue from the sale or lease of the CVX-300 laser unit, related disposable devices and service. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

        Regulatory Compliance is Very Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to, among other things - fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. We may be unable to obtain future regulatory approval in a timely manner or at all, if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the lower leg has taken longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.

        Failures in Clinical Trials May Hurt Our Business. All of Spectranetics' potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the medical device industry have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials, after apparently promising results had been obtained in earlier trials.

        The development of safe and effective products is highly uncertain and subject to numerous risks. The product development process may take several years, depending on the type, complexity, novelty and intended use of the product. Product candidates that may appear to be promising in development may not reach the market for a number of reasons. Product candidates may:

        -   be found ineffective;
        - take longer to progress through clinical trials than had been anticipated; or
        -   require additional clinical data and testing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


        We cannot guarantee that we will gain FDA approval to market the use of our excimer laser system to treat blocked arteries in the upper and lower leg, and restenosed stents. If we do not receive these FDA approvals, our business may suffer.

        Our European Operations Have Not Been Successful and Our Restructuring in Europe May Not Be Successful. In January 2001, we established a distributor relationship in Germany, and now utilize distributors throughout Europe. Although our first quarter 2001 results were promising, the sales and marketing efforts on our behalf by distributors in Europe could be unsuccessful.

        We Are Exposed to the Problems that Come from Having International Operations. For the three months ended March 31, 2001, our revenue from international operations represented 9 percent of consolidated revenues. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs, or other trade regulations could adversely affect our ability to market our products in foreign countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

        We Have Important Sole Source Suppliers and May Be Unable to Replace Them if They Stop Supplying Us. We purchase certain components of our CVX-300 laser unit from several sole-source suppliers. We do not have guaranteed commitments from these suppliers and order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so.

        Potential Product Liability Claims and Insufficient Insurance Coverage May Hurt Our Business. We are subject to risk of product liability claims. We maintain product liability insurance with coverage and aggregate maximum amounts of $5,000,000. The coverage limits of our insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future.

        Our Patents and Proprietary Rights May Not Be Sufficient To Protect Us; We May Infringe Other Companies' Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Our applications for patents may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology.

        Although we are not aware of any, there may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology. We cannot guarantee a patent holder will not file a lawsuit against us and prevail. If we decide that we need to license technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

        Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products.

        Our Stock Price May Continue to Be Volatile. The market price of our common stock, similar to other small-cap medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

        -   fluctuations in operating results;
        - announcements of technological innovations or new products by Spectranetics or our competitors;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

        -   governmental regulation;
        -   developments with respect to patents or proprietary rights;
        - public concern regarding the safety of products developed by Spectranetics or others;
        - failure to obtain FDA approval to market our products for new indications;
        -   general market conditions; and
        - financing future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

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


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. The Company does not use financial instruments to manage changes in commodity prices, and does not hold or issue financial instruments for trading purposes. Our debt consists of obligations with fixed interest rates ranging from 5.75 percent to 8 percent.


PART II.---OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        On October 1999, Cook Vascular, Inc., filed a lawsuit in the U.S. federal court in Indiana claiming co-ownership of two patents issued to Spectranetics. Cook alleged that the patents were issued improperly by listing only Spectranetics employees as inventors. Cook also alleged breach of contract, misappropriation of trade secrets, and conspiracy. The products at issue were catheters utilizing electrical energy to remove implanted pacemaker leads. On June 5, 2000, Cook amended its original complaint, alleging infringement by Spectranetics of a Cook patent directed to a mechanical device for removing implanted pacemaker leads. On March 27, 2001, a settlement agreement was entered into whereby Cook dismissed its claims against Spectranetics. The agreement does not have a material financial impact on the Company.

               The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEMS 2-5.     NOT APPLICABLE.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits.

               None.

               (b) Reports on Form 8-K.

               None.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          THE SPECTRANETICS CORPORATION
                          (Registrant)
May 14, 2001              By:  /s/ Paul C. Samek
                               -------------------------------------------------
                                 Paul C. Samek
                                 Vice President Finance, Chief Financial Officer