Form 10-Q
period 2001-06-30
SPECTRANETICS CORP
filed 2001-08-13
CIK 789132

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2001

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

         As of July 24, 2001, there were 23,588,405 outstanding shares of Common Stock.


================================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      June 30, 2001    December 31, 2000
                                                                      -------------    -----------------
Assets:
Current assets:
  Cash and cash equivalents                                            $      3,338      $      2,195
  Investment securities available for sale                                    4,984             9,726
  Trade accounts receivable, net of allowance                                 4,945             6,097
  Inventories, net of allowance                                               2,120             2,585
  Prepaid expenses and other                                                    820               729
                                                                       ------------      ------------
            Total current assets                                             16,207            21,332
Property and equipment, net                                                   4,451             4,760
Intangible assets, net                                                        1,159               908
Other assets                                                                    333               360
Long-term investment securities available for sale                            4,040                --
                                                                       ------------      ------------
            Total Assets                                               $     26,190      $     27,360
                                                                       ============      ============
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities                             $      7,743      $      8,652
  Deferred revenue                                                            1,184             1,182
  Current portion of long-term debt                                             149               146
  Current portion of capital lease obligations                                   15                15
                                                                       ------------      ------------
            Total current liabilities                                         9,091             9,995
                                                                       ------------      ------------
Long-term portion of settlement obligations                                   1,514             1,415
Long-term debt, net of current portion                                           81               215
Capital lease obligations, net of current portion                                11                19
                                                                       ------------      ------------
            Total long-term liabilities                                       1,606             1,649
                                                                       ------------      ------------
            Total liabilities                                                10,697            11,644
                                                                       ------------      ------------
Shareholders' Equity:
  Preferred stock, $.001 par value
    authorized 5,000,000 shares; none issued                                     --                --
  Common stock, $.001 par value
    authorized 60,000,000 shares; issued and outstanding
    23,507,446 and 23,425,880 shares, respectively                               24                23
  Additional paid-in capital                                                 92,421            92,259
  Accumulated other comprehensive loss                                         (259)             (247)
  Accumulated deficit                                                       (76,693)          (76,319)
                                                                       ------------      ------------
            Total shareholders' equity                                       15,493            15,716
                                                                       ------------      ------------
            Total Liabilities and Shareholders' Equity                 $     26,190      $     27,360
                                                                       ============      ============


See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)


                                                         Three Months Ended June 30,            Six Months Ended June 30,
                                                           2001               2000               2001               2000
                                                       ------------       ------------       ------------       ------------
Revenue                                                $      7,403       $      6,808       $     13,430       $     13,470
Cost of revenue                                               2,387              2,086              4,197              4,360
                                                       ------------       ------------       ------------       ------------
Gross margin                                                  5,016              4,722              9,233              9,110
                                                       ------------       ------------       ------------       ------------
Gross margin %                                                   68%                69%                69%                68%

Operating expenses:
  Marketing, sales and administrative                         3,561              4,642              7,261              8,875
  Research, development and technology                        1,371              1,249              2,557              2,563
                                                       ------------       ------------       ------------       ------------
          Total operating expenses                            4,932              5,891              9,818             11,438
                                                       ------------       ------------       ------------       ------------
          Operating income (loss)                                84             (1,169)              (585)            (2,328)
Other income (expense):
  Interest income                                               121                216                270                510
  Interest expense                                              (31)               (24)               (69)               (54)
  Other, net                                                      8                 --                 10                  1
                                                       ------------       ------------       ------------       ------------
          Total other income                                     98                192                211                457
                                                       ------------       ------------       ------------       ------------
          Net income (loss)                                     182               (977)              (374)            (1,871)
Other comprehensive income (loss) -
  Foreign currency translation                                  (93)                (3)               (53)               (40)
  Unrealized gains on investment securities                       7                 --                 41                 --
                                                       ------------       ------------       ------------       ------------
Comprehensive income (loss)                            $         96       $       (980)      $       (386)      $     (1,911)
                                                       ============       ============       ============       ============


Net income (loss) per share - basic and diluted        $       0.01       $      (0.04)      $      (0.02)      $      (0.08)
                                                       ============       ============       ============       ============
Weighted average common shares outstanding:
   Basic                                                 23,507,446         23,254,912         23,505,644         23,186,240
                                                       ============       ============       ============       ============
   Diluted                                               24,119,360         23,254,912         23,505,644         23,186,240
                                                       ============       ============       ============       ============



See accompanying unaudited notes to consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended June 30,
                                                                               2001              2000
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $       (374)     $     (1,871)
    Adjustments to reconcile net loss to net cash provided
        (used) by operating activities:
            Depreciation and amortization                                           936               799
            Net change in operating assets and liabilities                          307            (3,486)
                                                                           ------------      ------------
                Net cash provided (used) by operating activities                    869            (4,558)
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                           (141)             (345)
    Purchase of other assets                                                       (250)               --
    Decrease in gross investments                                                   743             3,467
                                                                           ------------      ------------
                Net cash provided by investing activities                           352             3,122
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock to employees                                  91               785
    Principal payments on obligations under
        capital leases and notes payable                                           (128)             (551)
                                                                           ------------      ------------
                Net cash provided (used) by financing activities                    (37)              234
                                                                           ------------      ------------
Effect of exchange rate changes on cash                                             (41)               15
                                                                           ------------      ------------
Net increase (decrease) in cash and cash equivalents                              1,143            (1,187)
Cash and cash equivalents at beginning of period                                  2,195             4,900
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $      3,338      $      3,713
                                                                           ============      ============
Supplemental disclosures of cash flow information --
    cash paid for interest                                                 $         79      $         64
                                                                           ============      ============
Supplemental disclosure of noncash  investing activities --
    obligations for purchase of other assets                               $        150      $         --
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

         Certain reclassifications have been made in the prior period financial statements to conform to the financial statements as presented at June 30, 2001.

(2)      NET INCOME (LOSS) PER SHARE

         The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the year and shares reacquired during the year are weighted for the portion of the year that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.

         Diluted net loss per share is the same as basic loss per share for the three months ended June 30, 2000 and the six months ended June 30, 2001 and 2000, as potential common stock instruments are anti-dilutive. At June 30, 2001, 4,555,609 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands):

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                               2001           2000            2001            2000
                                                            ----------     ----------      ----------      ----------

Net income (loss)                                           $      182     $     (977)     $     (374)     $   (1,871)
                                                            ==========     ==========      ==========      ==========

Common shares outstanding:
    Historical common shares outstanding
        at beginning of period                                  23,507         23,223          23,426          23,037
    Weighted average common shares issued                           --             32              80             149
                                                            ----------     ----------      ----------      ----------
    Weighted average common shares
        outstanding - basic                                     23,507         23,255          23,506          23,186
    Effect of dilution -- stock options                            612             --              --              --
                                                            ----------     ----------      ----------      ----------
    Weighted average common shares
        outstanding - diluted                                   24,119         23,255          23,506          23,186
                                                            ==========     ==========      ==========      ==========

Net income (loss) per share - basic and diluted:            $     0.01     $    (0.04)     $    (0.02)     $    (0.08)
                                                            ==========     ==========      ==========      ==========

(3)      INVENTORIES

         Components of inventories are as follows (in thousands):

                                   JUNE 30, 2001   DECEMBER 31, 2000
                                   -------------   -----------------
         Raw materials              $        860     $        472
         Work in process                     218              845
         Finished goods                    1,042            1,268
                                    ------------     ------------
                                    $      2,120     $      2,585
                                    ============     ============

(4)      DEFERRED REVENUE

         Deferred revenue - current in the amounts of $1,184,000 and $1,182,000 at June 30, 2001, and December 31, 2000, respectively, relates to payments in advance for various product maintenance contracts, where revenue is initially deferred and amortized over the life of the contract, which is generally one year.

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

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At June 30, 2001, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2001 and 2000, cost allocations of these functions to Europe Medical have not been performed.

         Revenue associated with intersegment product transfers to Europe Medical was $212,000 and $393,000 for the three months ended June 30, 2001 and 2000, respectively, and $567,000 and $927,000 for the six months ended June 30, 2001 and 2000, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and six months ended June 30, 2001 and 2000, intersegment revenue and intercompany profits have been eliminated in the segment information in the tables later in this section.

EUROPE MEDICAL

         The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are the same as U.S. Medical products. The Company has received CE mark approval for products that relate to four applications of excimer laser technology - coronary angioplasty, in-stent restenosis, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

         Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
REVENUE:                                  2001             2000              2001              2000
                                      ------------     ------------      ------------      ------------

U.S. Medical                          $      6,782     $      6,077      $     12,277      $     11,751

Europe Medical                                 621              731             1,153             1,719
                                      ------------     ------------      ------------      ------------

  Total revenue                       $      7,403     $      6,808      $     13,430      $     13,470
                                      ============     ============      ============      ============

                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
SEGMENT NET
INCOME (LOSS):                            2001             2000              2001              2000
                                      ------------     ------------      ------------      ------------

U.S. Medical                          $         79     $       (534)     $       (509)     $     (1,136)

Europe Medical                                 103             (443)              135              (735)
                                      ------------     ------------      ------------      ------------

   Total net income (loss)            $        182     $       (977)     $       (374)     $     (1,871)
                                      ============     ============      ============      ============

                                      JUNE 30,       DECEMBER 31,
         SEGMENT ASSETS:                2001             2000
                                    ------------     ------------

         U.S. Medical               $     24,507     $     25,231
         Europe Medical
                                           1,683            2,129
                                    ------------     ------------

             Total assets
                                    $     26,190     $     27,360
                                    ============     ============

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

         The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the year ended December 31, 2000, to reflect the cost of past and current-year royalties to the agreement date, and legal fees related to this suit, offset by the release of the Company's prior obligation to provide defined medical devices to USSC, which had transferred certain assets to Baxter in July 1999. In addition, Baxter returned to the Company 15 laser systems for resale. The payments for past royalties will be made in three annual installments, which began in November 2000.

(7)      REORGANIZATION COSTS

         During the year ended December 31, 2000, reorganization costs of $1,060,000 were recognized with the restructuring of our European organization and the termination and severance costs related to eight employees, primarily within the sales organization in Germany. Effective January 1, 2001, a distributor has been contracted to continue selling the Company's products in Germany, replacing the direct sales organization. The reorganization costs incurred in 2001 as follows (in thousands):

                                                         ACCRUED REORG.                    ACCRUED REORG.
                                                             COSTS                             COSTS
                                                          DECEMBER 31,        COSTS           JUNE 30,
                                                              2000           INCURRED           2001
                                                         --------------    ------------     ------------
         Termination and severance costs                  $        700     $        522     $        178
         Legal fees                                                150              138               12
         Cancellation of contracts and leases                      172               64              108
         Other                                                      38               16               22
                                                          ------------     ------------     ------------
                 Total                                    $      1,060     $        740     $        320
                                                          ============     ============     ============

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

                  For the three and six months ended June 30, 2001, we have reclassified royalty expenses to research, development and technology expenses. We have also reclassified regulatory expenses from general and administrative expense to research, development and technology expense. Additionally, we reclassified general and administrative expenses to marketing, sales and administrative expenses. All prior amounts have been reclassified to conform to the current classification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


FORWARD-LOOKING STATEMENTS

                  Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, the risks set forth below under the caption "Risk Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

KEY OPERATING INITIATIVES

         We have initiated several key operating initiatives for 2001, which are summarized as follows and should be considered in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition.

               REVENUE-BASED ACTIONS

               o Increase focus in the United States on higher margin disposable products revenue through the addition of clinical advisors, whose role is to provide clinical support and training on the use of our disposable products.

               o    Reduce emphasis on new laser placements in 2001.

               o Increase selling prices on disposable products an average of 5%.

               COST-BASED ACTIONS

               o Eliminate direct sales organization in Germany and implement a distributor-based sales model which we believe will save at least $1,000,000 in operating expenses during the year ended December 31, 2001 as compared to 2000.

               o    Freeze headcount throughout all non-sales functions.

               o Enhance manufacturing work flow in order to yield manufacturing efficiencies.

         In addition, we anticipate lower legal costs as a result of a reduced legal docket, which will allow management to focus its efforts on growth and profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

         Revenue in 2001 was $7,403,000, up $595,000, or 9 percent, from the second quarter of 2000. The increase is due to a 35 percent increase in equipment revenue, a 4 percent increase in disposable revenue and a 15 percent increase in service revenue.

         The increase in disposable products revenue, which consists of single-use catheter products, is attributable to a 4% increase in coronary angioplasty catheters and increased sales of peripheral angioplasty catheters in Europe, partially offset by a 4% decrease in lead removal products.

         For the three months ended June 30, 2001, we placed 3 new excimer laser systems compared with 9 during the second quarter of 2000. The decrease in equipment placement activity is part of a strategic plan that emphasizes increasing U.S. disposable products revenue. The equipment revenue increase is due to higher sales prices of our CVX-300(R) laser systems sold and converted to sale in 2001 and increased revenue from our laser rental programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         Service revenue increased 15 percent in the second quarter of 2001 due to the larger installed base of the Company's excimer laser systems. At June 30, 2001, the installed base included 318 excimer laser systems, compared with 288 at June 30, 2000.

         Gross margin decreased to 68 percent during the three months ended June 30, 2001, from 69 percent for the second quarter of 2000. This decrease was due to a higher product mix of excimer laser systems compared to 2000. Equipment revenue generates lower gross margins than disposable products revenue.

         Operating expenses were down 16 percent in the second quarter of 2001 to $4,932,000, compared with $5,891,000 a year ago, reflecting the European restructuring initiated in December 2000 and cost management activities in the United States.

         Marketing, sales, and administrative expenses decreased 23 percent to $3,561,000 for the three months ended June 30, 2001 from $4,642,000 in the second quarter of 2000. This decrease is attributable to the European restructuring implemented in December 2000. The Company eliminated its direct sales organization in Germany and, effective January 1, 2001, contracted with a distributor to continue selling products there. In addition, as part of the Company's 2001 cost management initiative, our United States segment has decreased costs associated with marketing conventions and travel and entertainment costs.

         Research, development and technology expenses increased 10 percent to $1,371,000 for the second quarter of 2001 from $1,249,000 in the second quarter of 2000. This increase is primarily due to increased royalties as a result of increased revenues.

         Interest income decreased 44 percent in 2001 to $121,000 due to lower average cash and investment balances and lower investment yield within our investment portfolio, which consists of short-term government and corporate bonds.

         Net income for the three months ended June 30, 2001, was $182,000 compared with a net loss of $977,000 in 2000. The net income was primarily due to increased revenue and decreased operating expenses discussed above.

         The functional currency of Spectranetics International B.V. is the Dutch guilder. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the three months ended June 30, 2001, as compared with the three months ended June 30, 2000, caused a decrease in consolidated revenue and operating expenses of less than 1 percent.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

         Revenue in 2001 was $13,430,000, down $40,000, from the six months ended June 30, 2000. The slight decrease is due to 14 percent decrease in equipment revenue offset by a 3 percent increase in disposable revenue and a 10 percent increase in service revenue.

         The increase in disposable products revenue, which consists of single-use catheter products, is attributable to an 8% increase in sales of coronary angioplasty catheters and increased sales of peripheral angioplasty catheters in Europe, partially offset by a 6% decrease in lead removal products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         For the six months ended June 30, 2001, we placed 6 new excimer laser systems compared with 24 during the six months ended June 30, 2000. The decrease in equipment placement activity is part of a de-emphasis in 2001 on equipment placements, while focusing on increasing U.S. disposable products revenue. The equipment revenue decrease is due to lower unit sales and sales conversions of our CVX-300(R) laser systems.

         Service revenue increased 10 percent in the six months ended June 30, 2001 due to the larger installed base of the Company's excimer laser systems. At June 30, 2001, the installed base included 318 excimer laser systems, compared with 288 at June 30, 2000.

         Gross margin increased to 69 percent during the six months ended June 30, 2001, from 68 percent for the six months ended June 30, 2000. This increase was due to improved manufacturing efficiencies, higher disposable products pricing, as well as a shift in product mix to a higher proportion of disposable products, which command higher margins than excimer laser systems or service.

         Operating expenses were down 14 percent in the six months ended June 30, 2001 to $9,818,000, compared with $11,438,000 a year ago, reflecting the European restructuring initiated in December 2000 and cost management activities in the United States.

         Marketing, sales, and administrative expenses decreased 18 percent to $7,261,000 for the six months ended June 30, 2001 from $8,875,000 in the six months ended June 30, 2000. This decrease is attributable to the European restructuring implemented in December 2000. The Company eliminated its direct sales organization in Germany and, effective January 1, 2001, contracted with a distributor to continue selling products there. In addition, as part of the Company's 2001 cost management initiative, our United States segment has decreased costs associated with marketing conventions and travel and entertainment costs.

         Research, development and technology expenses remained stable at $2,557,000 for the six months ended June 30, 2001 compared to $2,563,000 for the six months ended June 30, 2000.

         Interest income decreased 47 percent in 2001 to $270,000 due to lower average cash and investment balances and lower investment yield within our investment portfolio, which consists of short-term government and corporate bonds.

         Net loss for the six months ended June 30, 2001, was $374,000, compared with a net loss of $1,871,000 in 2000. The lower net loss was primarily due to increased gross margins and decreased operating expenses discussed above.

         The functional currency of Spectranetics International B.V. is the Dutch guilder. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the six months ended June 30, 2001, as compared with the six months ended June 30, 2000, caused a decrease in consolidated revenue and operating expenses of less than 1 percent.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had cash, cash equivalents and investment securities of $12,362,000, compared with $11,921,000 at December 31, 2000.

         Cash provided by operations during the six months ended June 30, 2001, totaled $869,000, consisting primarily of $1,103,000 of cash provided by a decrease in accounts receivable, cash earnings

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


of $562,000, and $108,000 from decreased inventories and equipment held for rental or loan. This was partially offset by cash used of $374,000 as a result of the net loss during the six months ended June 30, 2001 and $846,000 as a result of decreased accounts payable and accrued liabilities.

         The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending net accounts receivable balance by the average daily sales for the period. Inventory turns is calculated by dividing annualized cost of sales for the period by ending inventory.

                                           June 30, 2001   December 31, 2000
                                           -------------   -----------------
         Days Sales Outstanding                       60               78
         Inventory Turns                             4.5              3.2
                                            ------------     ------------

         Cash provided by investing activities of $352,000 for the six months ended June 30, 2001, was due primarily to the maturity of $743,000 of investment securities, partially offset by capital expenditures of $141,000 and purchases of other assets of $250,000.

         Cash used by financing activities was $37,000, comprised of $91,000 of proceeds from the sale of common stock to employees through stock option exercises and the employee stock purchase plan, offset by $128,000 of principal payments on debt and capital lease obligations.

         During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International B.V. The loan bears interest at 6.51 percent per annum and matures in December 2003. At June 30, 2001, the loan had an outstanding balance of $130,000.

         At June 30, 2001, and December 31, 2000, we had placed a number of laser systems on rental and loan programs. The net book value of these laser systems totaled $2,964,000 and $3,034,000 and were recorded as equipment held for rental or loan as of June 30, 2001, and December 31, 2000, respectively, and are being depreciated over three to five years.

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

         We believe our liquidity and capitalization as of June 30, 2001, are sufficient to meet our operating and capital requirements through at least the next twelve months. Revenue increases from current levels and attaining consistent profitability will be necessary to sustain us over the long term.

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

NEW ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

RISK FACTORS

         We Have Continued to Suffer Losses. We have incurred net losses since our inception in June 1984. At June 30, 2001, we had accumulated $76.7 million in net losses since inception. Although we were profitable in the second quarter of 2001, we may be unable to increase sales or achieve consistent profitability.

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

         o the impact of managed care practices, related reimbursement to the health care provider, and procedure costs;

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

         Failures in Clinical Trials May Hurt Our Business. All of our potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the medical device industry have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials, after apparently promising results had been obtained in earlier trials.

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

         We cannot guarantee that we will gain FDA approval to market the use of our excimer laser system to treat restenosed stents or blocked arteries in the upper and lower leg. If we do not receive these FDA approvals, our business may suffer.

         Our European Operations Have Not Been Successful and Our Restructuring in Europe May Not Be Successful. In January 2001, we established a distributor relationship in Germany, and now utilize distributors throughout Europe. Although our results for the six months ended June 30, 2001 were promising, the sales and marketing efforts on our behalf by distributors in Europe could be unsuccessful.

         We Are Exposed to the Problems that Come from Having International Operations. For the six months ended June 30, 2001, our revenue from international operations represented 9 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs, or other trade regulations could adversely affect our ability to market our products in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


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

         Our Stock Price May Continue to Be Volatile. The market price of our common stock, similar to other small-cap medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

         o        fluctuations in operating results;

         o announcements of technological innovations or new products by us or our competitors;

         o        governmental regulation;

         o        developments with respect to patents or proprietary rights;

         o public concern regarding the safety of products developed by Spectranetics or others;

         o failure to obtain FDA approval to market our products for new indications;

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


rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. Under the rights plan, rights to purchase preferred stock in certain circumstances have been issued to holders of outstanding shares of common stock, and rights will be issued in the future for any newly issued common stock. Holders of the preferred stock are entitled to certain dividend, voting and liquidation rights that could make it more difficult for a third party to acquire us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and does not hold or issue financial instruments for trading purposes. Our debt consists of obligations with fixed interest rates ranging from 5.75 percent to 8 percent.

PART II.---OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         For a discussion of the termination of a lawsuit ("the Cook Vascular litigation") previously disclosed by the Company, see the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

         The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEMS 2-3. NOT APPLICABLE.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Annual Meeting of Shareholders was held on June 12, 2001.

     (b) The following directors were elected for a three-year term to expire at the Company's Annual Meeting of Shareholders in 2004:

                                               Affirmative votes           Votes withheld
                                               -----------------           --------------
           Cornelius C. Bond, Jr.                  20,826,958                  341,231
           Joseph M. Ruggio, M.D.                  20,956,987                  211,202
           Marvin L. Woodall                       20,972,411                  195,778

         Gary R. Bang retired from the Board of Directors in February 2001 for personal reasons. Emile J. Geisenheimer, Joseph A. Largey, James A. Lent and John G. Schulte continued their terms of office as director after the meeting.

     (c)  The following other matters were voted upon at the meeting:

                  (1) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 2001:

                           In favor:       21,072,608
                           Against:            74,773
                           Abstained:          20,838

ITEM 5.           NOT APPLICABLE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                  None.

                  (b)      Reports on Form 8-K.

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE SPECTRANETICS CORPORATION
                                        (Registrant)
August 13, 2001                              By: /s/ Paul C. Samek
                                                --------------------------------
                                                Paul C. Samek
                                                Vice President Finance, Chief
                                                Financial Officer