Form 10-Q
period 2001-09-30
SPECTRANETICS CORP
filed 2001-11-14
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2001

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

As of November 5, 2001 there were 23,588,405 outstanding shares of Common Stock.

================================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                           September 30, 2001    December 31, 2000
                                                           ------------------    -----------------
Assets:
Current assets:
  Cash and cash equivalents                                       $  4,327           $  2,195
  Investment securities available for sale                           5,036              9,726
  Trade accounts receivable, net of allowances                       4,961              6,097
  Inventories, net of allowances                                     1,841              2,585
  Prepaid expenses and other                                           875                729
                                                                  --------           --------
            Total current assets                                    17,040             21,332
Property and equipment, net                                          4,259              4,760
Intangible assets, net                                               1,087                908
Other assets                                                           302                360
Long-term investment securities available for sale                   4,040                 --
                                                                  --------           --------
            Total Assets                                          $ 26,728           $ 27,360
                                                                  ========           ========
Liabilities and Shareholders' Equity:
Liabilities:
Current liabilities:
  Accounts payable and accrued liabilities                        $  7,601           $  8,652
  Deferred revenue                                                   1,138              1,182
  Current portion of long-term debt                                    154                146
  Current portion of capital lease obligations                          16                 15
                                                                  --------           --------
            Total current liabilities                                8,909              9,995
                                                                  --------           --------
Long-term portion of settlement obligations                          1,545              1,415
Long-term debt, net of current portion                                  74                215
Capital lease obligations, net of current portion                        7                 19
                                                                  --------           --------
            Total long-term liabilities                              1,626              1,649
                                                                  --------           --------
            Total liabilities                                       10,535             11,644
                                                                  --------           --------
Shareholders' Equity:
  Preferred stock, $.001 par value
    authorized 5,000,000 shares; none issued                            --                 --
  Common stock, $.001 par value
    authorized 60,000,000 shares; issued and outstanding
    23,588,405 and 23,425,880 shares, respectively                      24                 23
  Additional paid-in capital                                        92,568             92,259
  Accumulated other comprehensive loss                                (228)              (247)
  Accumulated deficit                                              (76,171)           (76,319)
                                                                  --------           --------
            Total shareholders' equity                              16,193             15,716
                                                                  --------           --------
            Total Liabilities and Shareholders' Equity            $ 26,728           $ 27,360
                                                                  ========           ========


See accompanying unaudited notes to condensed consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)





                                                              Three Months Ended                        Nine Months Ended
                                                                September 30,                             September 30,
                                                          2001                2000                 2001                2000
                                                      ------------         ------------        ------------        ------------
Revenue                                               $      7,214         $      6,369        $     20,644        $     19,839
Cost of revenue                                              2,159                1,850               6,356               6,210
                                                      ------------         ------------        ------------        ------------
Gross margin                                                 5,055                4,519              14,288              13,629
                                                      ------------         ------------        ------------        ------------
Gross margin %                                                  70%                  71%                 69%                 69%

Operating expenses:
  Selling and administration                                 3,441                4,504              10,702              13,379
  Research, development and other technology                 1,181                1,203               3,738               3,766
  Litigation settlement costs, net                              --                3,654                  --               3,654
                                                      ------------         ------------        ------------        ------------
          Total operating expenses                           4,622                9,361              14,440              20,799
                                                      ------------         ------------        ------------        ------------
          Operating income (loss)                              433               (4,842)               (152)             (7,170)
Other income (expense):
  Interest income                                              127                  212                 397                 722
  Interest expense                                             (36)                 (16)               (105)                (70)
  Other, net                                                    (2)                   2                   8                   3
                                                      ------------         ------------        ------------        ------------
          Total other income                                    89                  198                 300                 655
                                                      ------------         ------------        ------------        ------------
          Net income (loss)                                    522               (4,644)                148              (6,515)
Other comprehensive income (loss) -
  Foreign currency translation                                  31                  (38)                (22)                (78)
  Unrealized gains on investment securities                     --                   --                  41                  --
                                                      ------------         ------------        ------------        ------------
Comprehensive income (loss)                           $        553         $     (4,682)       $        167        $     (6,593)
                                                      ============         ============        ============        ============


Net income (loss) per share - basic and diluted       $       0.02         $      (0.20)       $       0.01        $      (0.28)
                                                      ============         ============        ============        ============
Weighted average common shares outstanding:
   Basic                                                23,585,476           23,391,788          23,559,655          23,255,256
                                                      ============         ============        ============        ============
   Diluted                                              24,069,467           23,391,788          24,105,377          23,255,256
                                                      ============         ============        ============        ============


See accompanying unaudited notes to condensed consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                Nine Months Ended September 30,
                                                                                   2001                2000
                                                                                ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $   148           $(6,515)
    Adjustments to reconcile net income (loss) to net cash provided
        (used) by operating activities:
            Depreciation and amortization                                            1,345             1,258
            Net change in operating assets and liabilities                             318              (288)
                                                                                   -------           -------
                Net cash provided (used) by operating activities                     1,811            (5,545)
                                                                                   -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (176)             (542)
    Purchase of other assets                                                          (250)               --
    Proceeds from maturity of investment securities                                    691             3,467
                                                                                   -------           -------
                Net cash provided by investing activities                              265             2,925
                                                                                   -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock to employees                                    203             1,043
    Principal payments on obligations under
        capital leases and notes payable                                              (144)             (772)
                                                                                   -------           -------
                Net cash provided by financing activities                               59               271
                                                                                   -------           -------
Effect of exchange rate changes on cash                                                 (3)              (55)
                                                                                   -------           -------
Net increase (decrease) in cash and cash equivalents                                 2,132            (2,404)
Cash and cash equivalents at beginning of period                                     2,195             4,900
                                                                                   -------           -------
Cash and cash equivalents at end of period                                         $ 4,327           $ 2,496
                                                                                   =======           =======
Supplemental disclosures of cash flow information --
    cash paid for interest                                                         $   114           $    79
                                                                                   =======           =======
Supplemental disclosure of noncash  investing activities --
    Obligations for purchase of other assets                                       $   150           $    --
                                                                                   =======           =======
    Settlement of past and current-year royalty obligations                        $    --           $ 5,290
                                                                                   =======           =======
    Release of prior obligation to provide medical devices to third party          $    --           $ 2,028
                                                                                   =======           =======

See accompanying unaudited notes to condensed consolidated financial statements.

ITEM 1.  NOTES TO FINANCIAL STATEMENTS

(1)      GENERAL

         The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications have been made in the prior period financial statements to conform to the financial statements as presented at September 30, 2001.

(2)      NET INCOME (LOSS) PER SHARE

         The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method.

         Diluted net loss per share is the same as basic net loss per share for the three months ended September 30, 2000 and the nine months ended September 30, 2000, since potential common stock instruments are anti-dilutive. During the nine months ended September 30, 2001, 4,249,890 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):



                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                            2001             2000                2001              2000
                                                          --------          --------           --------          --------
Net income (loss)                                         $    522          $ (4,644)          $    148          $ (6,515)
                                                          ========          ========           ========          ========

Common shares outstanding:
    Historical common shares outstanding
        at beginning of period                              23,507            23,346             23,426            23,037
    Weighted average common shares issued                       78                45                134               218
                                                          --------          --------           --------          --------
    Weighted average common shares
        outstanding - basic                                 23,585            23,391             23,560            23,255
    Effect of dilution - stock options                         484                --                545                --
                                                          --------          --------           --------           --------
    Weighted average common shares
        outstanding - diluted                               24,069            23,391             24,105            23,255
                                                          ========          ========           ========          ========

Net income (loss) per share - basic and diluted:          $   0.02          $  (0.20)          $   0.01          $  (0.28)
                                                          ========          ========           ========          ========

(3)      INVENTORIES

         Components of inventories are as follows (in thousands):



                           SEPTEMBER 30, 2001            DECEMBER 31, 2000
                           ------------------            -----------------
Raw materials                    $  716                        $  472
Work in process                     100                           845
Finished goods                    1,025                         1,268
                                 ------                        ------
                                 $1,841                        $2,585
                                 ======                        ======

(4)      DEFERRED REVENUE

         Deferred revenue - current in the amounts of $1,138,000 and $1,182,000 at September 30, 2001, and December 31, 2000, respectively, relates to payments in advance for various product maintenance contracts, in which revenue is initially deferred and amortized over the life of the contract, which is generally one year.

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

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At September 30, 2001, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of faulty leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2001 and 2000, cost allocations of these functions to Europe Medical have not been performed.

         All manufacturing activities are performed within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $235,000 and $342,000 for the three months ended September 30, 2001 and 2000, respectively, and $802,000 and $1,269,000 for the nine months ended September 30, 2001 and 2000, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

         Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):



                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                           SEPTEMBER 30,                     SEPTEMBER 30,
REVENUE:             2001             2000             2001             2000
                    -------          -------          -------          -------
U.S. Medical        $ 6,688          $ 5,805          $18,965          $17,556

Europe Medical          526              564            1,679            2,283
                    -------          -------          -------          -------

Total revenue       $ 7,214          $ 6,369          $20,644          $19,839
                    =======          =======          =======          =======





                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
SEGMENT NET                            SEPTEMBER 30,                      SEPTEMBER 30,
INCOME (LOSS):                    2001             2000               2001             2000
                                 -------          -------            -------          -------
U.S. Medical                     $   518          $(4,330)*          $     9          $(5,466)*

Medical                                4             (314)               139           (1,049)
                                 -------          -------            -------          -------

Total net income (loss)          $   522          $(4,644)           $   148          $(6,515)
                                 =======          =======            =======          =======

* Includes costs of $3,654 related to a litigation settlement.  See Note 6.



                          SEPTEMBER 30,    DECEMBER 31,
SEGMENT ASSETS:               2001            2000
                          -------------    ------------
U.S. Medical                $24,966          $25,231

Europe Medical                1,762            2,129
                            -------          -------

Total assets                $26,728          $27,360
                            =======          =======


(6)      LITIGATION SETTLEMENT

         In October 2000, the Company entered into a settlement and release agreement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC) (collectively, Baxter) related to a patent infringement lawsuit filed by Baxter in August 1999. The agreement provides that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics entered into a license agreement for use of certain patents in the United States and abroad until the expiration of the last patent on November 15, 2005. The Company is required to pay royalties through the life of the patents.

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

(7)      REORGANIZATION COSTS

During the year ended December 31, 2000, reorganization costs of $1,060,000 were recognized with the restructuring of the European organization and the termination and severance costs related to eight employees, primarily within the sales organization in Germany. The total reorganization cost was $1,200,000, consisting of $140,000 of bad debt expense and other reorganization costs of $1,060,000. Effective January 1, 2001, a distributor was contracted to continue selling the Company's products in Germany, replacing the direct sales organization. The activity related to other reorganization costs is shown below (in thousands):



                                             ACCRUED                        ACCRUED
                                           REORG. COSTS                   REORG. COSTS
                                           DECEMBER 31,      AMOUNTS      SEPTEMBER 30,
                                               2000           PAID            2001
                                           ------------      -------      -------------
Termination and severance costs               $  700          $  522          $  178
Legal fees                                       150             149               1
Cancellation of contracts and leases             172              77              95
Other                                             38              12              26
                                              ------          ------          ------
        Total                                 $1,060          $  760          $  300
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

         Our first FDA approval was in 1993 for our CVX-300 laser and six coronary angioplasty indications. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads. During October 2001, we received FDA approval to market our excimer laser coronary catheters for use within stents prior to brachytherapy (radiation therapy used to prevent the re-narrowing of clogged stents). We are the only company in the United States with FDA approval for debulking stents within this indication. The FDA approval to debulk restenosed stents prior to brachytherapy was a direct extension of the LARS clinical trial. As a result, the Company is currently evaluating the need for containing the LARS trial.

         Internationally, we received our first CE mark approval in Europe for our laser and various coronary and peripheral applications in 1996 and for lead removal in 1997. We received regulatory approval from the Japanese Ministry of Health and Welfare in September 2001 to market Spectranetics' laser and various sizes of our Extreme(R) and Vitesse(R) C coronary catheters in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         We are currently conducting two other major clinical trials evaluating the use of our excimer laser system to treat blocked arteries to improve circulation in the upper and lower leg (the PELA and LACI trials), and to treat restenosed stents (the LARS trial). We believe the PELA and LACI trials are on schedule to result in FDA approval of these additional applications in the United States in 2003, if successful.

         For the three and nine months ended September 30, 2001, we have reclassified royalty expenses to research, development and other technology expenses. We have also reclassified regulatory expenses from general and administrative expense to research, development and other technology expense. Additionally, we have reclassified general and administrative expenses to sales and administrative expenses. All prior amounts have been reclassified to conform to the current classifications.

FORWARD-LOOKING STATEMENTS

         Forward-looking statements in this Quarterly Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, the risks set forth below under the caption "Risk Factors" and other risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission. Our actual results could differ materially from those discussed here. Any forward-looking statement is based on our current expectations, and we assume no obligation to update this information.

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

         COST-BASED ACTIONS

         o Eliminate direct sales organization in Germany and implement a distributor-based sales model, which we believe will save at least $1,000,000 in operating expenses during the year ended December 31, 2001, as compared with 2000.

         o        Freeze headcount throughout all non-sales functions.

         o Enhance manufacturing work flow in order to yield manufacturing efficiencies.

         In addition, we anticipate lower legal costs as a result of a reduced legal docket, which will allow management to focus its efforts on growth and profitability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

RESULTS OF OPERATIONS

         The following table summarizes the key supplemental financial information for the last 5 quarters.


                                                                 2000                                    2001
                                                        ----------------------         ---------------------------------------
                                                        3rd Qtr        4th Qtr         1st Qtr          2nd Qtr        3rd Qtr
                                                        -------        -------         -------          -------        -------
Worldwide laser placements
  Gross laser placements during quarter ..........           16             10               7                6              7
  Buy-backs/returns during quarter ...............            0             (2)             (4)              (3)            (3)
                                                        -------        -------         -------          -------        -------
  Net laser placements during quarter ............           16              8               3                3              4
  Total lasers placed at end of quarter ..........          304            312             315              318            322

(000's, except per share and percentages)
Laser Revenue:
  Equipment sales ................................      $   456        $   702         $   404          $   981        $   932
  Rental fees ....................................          331            261             328              389            381
                                                        -------        -------         -------          -------        -------
  Total ..........................................          787            963             732            1,370          1,313

Disposable products revenue ......................        4,642          5,095           4,328            5,070          4,900
Service revenue ..................................          867            948             915              928            934

Total revenue ....................................        6,369          7,061           6,027            7,403          7,214
Gross margin (%) .................................           71%            71%             70%              68%            70%
Selling and administration expenses * ............        4,504          4,464           3,700            3,561          3,441
Research, development & other
   technology expenses ...........................        1,203          1,521           1,186            1,371          1,181
Total operating expenses* ........................        5,707          5,985           4,886            4,932          4,622
Operating income (loss)* .........................       (1,188)          (996)           (669)              84            433
Net income (loss)* ...............................         (990)          (813)           (556)             182            522
Net income (loss) per share,
   basic and diluted* ............................        (0.04)         (0.03)          (0.02)            0.01           0.02

Cash flow generated (used) .......................       (1,217)        (2,332)           (137)             578          1,041

* Adjusted for nonrecurring charges of $3,654 (litigation settlement) during the quarter ended September 30, 2000, $1,200 (reorganization costs at European subsidiary) during the quarter ended December 31, 2000 and $170 (taxes on sale of discontinued subsidiary) during the quarter ended December 31, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue in 2001 was $7,214,000, an increase of 13 percent from the third quarter of 2000. The increase is due to a 67 percent increase in equipment revenue, a 6 percent increase in disposable products revenue and an 8 percent increase in service revenue.

         The increase in disposable products revenue, which consists of single-use catheter products, is attributable to a 27% increase in lead removal products and a 35% increase in sales of peripheral angioplasty catheters from a small base, partially offset by a 10% decrease in coronary angioplasty catheters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         For the three months ended September 30, 2001, we placed 4 net new excimer laser systems compared with 16 during the third quarter of 2000. The decrease in equipment placement activity is part of a strategic plan that emphasizes increasing U.S. disposable products revenue. The equipment revenue increase is due to increased laser sales and higher sales prices of our CVX-300(R) laser systems sold and converted to sale in 2001, combined with increased revenue from our laser rental programs.

         Service revenue increased 8 percent in the third quarter of 2001 due to the larger installed base of the Company's excimer laser systems. At September 30, 2001, the installed base included 322 excimer laser systems, compared with 304 at September 30, 2000.

         Gross margin decreased to 70 percent during the three months ended September 30, 2001, from 71 percent for the third quarter of 2000. This decrease was due primarily to a higher product mix of excimer laser systems revenue compared with 2000. Equipment revenue generates lower gross margins than disposable products revenue.

         Operating expenses, excluding litigation settlement charges, were down 19 percent in the third quarter of 2001 to $4,622,000, compared with $5,707,000 a year ago, reflecting the European restructuring initiated in December 2000 and cost management activities in the United States.

         Selling and administration expenses decreased 24 percent to $3,441,000 for the three months ended September 30, 2001 from $4,504,000 in the third quarter of 2000. This decrease is primarily attributable to the European restructuring implemented in December 2000. The Company eliminated its direct sales organization in Germany and, effective January 1, 2001, contracted with a distributor to continue selling products there. In addition, as part of the Company's 2001 cost management initiative, our United States segment has reduced costs associated with marketing activities, travel and entertainment costs, and legal fees.

         Research, development and other technology expenses of $1,181,000 for the third quarter of 2001 is consistent with expenses of $1,203,000 in the third quarter of 2000.

         Litigation settlement costs, net, of $3,654,000, represent a one-time charge incurred during the three months ended September 30, 2000, as a result of the settlement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC). The charge reflects the cost of past and current-year royalties through September 30, 2000, and legal fees related to the litigation activity, offset by the return of 15 laser systems from Baxter for refurbishment and resale, and the release of the Company's obligation to provide certain medical devices to Baxter or United States Surgical Corporation, a division of Tyco Int'l.

         Interest income decreased 40 percent in 2001 to $127,000 due to lower average cash and investment balances and a lower investment yield within our investment portfolio, which consists of short-term government and corporate bonds.

         Net income for the three months ended September 30, 2001, was $522,000 compared with a net loss of $4,644,000 in 2000. The net income was primarily due to increased revenue, decreased operating expenses and the absence of the litigation settlement charges in 2000 discussed above.

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


months ended September 30, 2001, as compared with the three months ended September 30, 2000, caused a decrease in consolidated revenue and operating expenses of less than 1 percent.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue in 2001 was $20,644,000, an increase of 4 percent from the nine months ended September 30, 2000. The increase is due to a 6 percent increase in equipment revenue, a 4 percent increase in disposable products revenue and a 9 percent increase in service revenue.

         The increase in disposable products revenue, which consists of single-use catheter products, is attributable to a 3% increase in lead removal products, a 2% increase in sales of coronary angioplasty catheters and increased sales of peripheral angioplasty catheters in Europe from a small base.

         For the nine months ended September 30, 2001, we placed 10 new excimer laser systems compared with 40 during the nine months ended September 30, 2000. The decrease in equipment placement activity is part of a de-emphasis in 2001 on equipment placements, and a strengthened emphasis on increasing U.S. disposable products revenue. The equipment revenue increase in 2001 is due primarily to increased revenue from our laser rental programs.

         Service revenue increased 9 percent in the nine months ended September 30, 2001, due to the larger installed base of the Company's excimer laser systems. At September 30, 2001, the installed base included 322 excimer laser systems, compared with 304 at September 30, 2000.

         Gross margin remained consistent at 69 percent during the nine months ended September 30, 2001 and 2000.

         Operating expenses, excluding litigation settlement charges, were down 16 percent in the nine months ended September 30, 2001 to $14,440,000, compared with $17,145,000 a year ago, reflecting the European restructuring initiated in December 2000 and cost management activities in the United States.

         Selling and administration expenses decreased 20 percent to $10,702,000 for the nine months ended September 30, 2001, from $13,379,000 in the nine months ended September 30, 2000. This decrease is primarily attributable to the European restructuring implemented in December 2000. The Company eliminated its direct sales organization in Germany and, effective January 1, 2001, contracted with a distributor to continue selling products there. In addition, as part of the Company's 2001 cost management initiative, our United States segment has reduced costs associated with marketing activities, travel and entertainment costs, and legal fees.

         Research, development and other technology expenses remained stable at $3,738,000 for the nine months ended September 30, 2001 compared with $3,766,000 for the nine months ended September 30, 2000.

         Litigation settlement costs, net, of $3,654,000, represent a one-time charge incurred during the three months ended September 30, 2000, as a result of the settlement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC). The charge reflects the cost of past and current-year royalties through September 30, 2000, and legal fees related to the litigation activity, offset by the return of 15 laser systems from Baxter for refurbishment and resale, and the release of the Company's obligation to provide certain medical devices to Baxter or United States Surgical Corporation, a division of Tyco Int'l.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         Interest income decreased 45 percent in 2001 to $397,000 due to lower average cash and investment balances and a lower investment yield within our investment portfolio, which consists of short-term government and corporate bonds.

         Net income for the nine months ended September 30, 2001, was $148,000, compared with a net loss of $6,515,000 in 2000. The net income was primarily due to increased revenue, decreased operating expenses and the absence of one-time settlement charges in 2000 discussed above.

         The functional currency of Spectranetics International B.V. is the Dutch guilder. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in Dutch guilder currency rates during the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000, caused a decrease in consolidated revenue and operating expenses of less than 1 percent.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2001, we had cash, cash equivalents and investment securities of $13,403,000, compared with $11,921,000 at December 31, 2000.

         Cash provided by operations during the nine months ended September 30, 2001, totaled $1,811,000, consisting primarily of income before depreciation and amortization of $1,493,000.

         The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending net accounts receivable balance by the average daily sales for the period. Inventory turns is calculated by dividing annualized cost of sales for the period by ending inventory.


                                 September 30, 2001     December 31, 2000
                                 ------------------     -----------------
Days Sales Outstanding                   62                      78
Inventory Turns                         4.7                     3.2

         Cash provided by investing activities of $265,000 for the nine months ended September 30, 2001, was due primarily to the maturity of $691,000 of investment securities, partially offset by capital expenditures of $176,000 and the purchase of other assets totalling $250,000.

         Cash provided by financing activities was $59,000, comprised of $203,000 of proceeds from the sale of common stock to employees through stock option exercises and the employee stock purchase plan, offset by $144,000 of principal payments on debt and capital lease obligations.

         During 1998, we entered into a $330,000 loan agreement collateralized by equipment held for rental or loan owned by Spectranetics International B.V. The loan bears interest at 6.51 percent per annum and matures in December 2003. At September 30, 2001, the loan had an outstanding balance of $128,000.

         At September 30, 2001, and December 31, 2000, we had placed a number of laser systems on rental and loan programs. The net book value of these laser systems totaled $3,304,000 and $3,034,000 and were recorded on the balance sheet as equipment held for rental or loan as of September 30, 2001, and December 31, 2000, respectively. They are being depreciated over three to five years.

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

         (2) Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to nine months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although revenue is recognized for disposable product sales that result from the laser placement). The laser unit is transferred upon shipment to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded based on a three to five year expected life of the unit.

         We believe our liquidity and capitalization as of September 30, 2001, are sufficient to meet our operating and capital requirements through at least the next twelve months. Revenue increases from current levels and attaining consistent profitability will be necessary to sustain us over the long term.

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

         Spectranetics International B.V. intends to continue using the Dutch guilder as its functional currency until switching to the euro for the fiscal year beginning January 1, 2002. Due to the size of our Spectranetics International B.V. operation in relation to our consolidated company, conversion to the euro will not have a material effect on our consolidated financial results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after September 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. Although we are still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We are currently evaluating the requirements and impact of this statement on our financial position and results of operations.

RISK FACTORS

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

         We May be Unable to Achieve Consistent Profitability. Although we were profitable in the nine months ended September 30, 2001, we may be unable to increase sales or achieve consistent profitability. At September 30, 2001, we had accumulated $76.2 million in net losses since our inception in 1984.

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


changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the leg has taken longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.

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

         We Are Exposed to the Problems that Come from Having International Operations. For the nine months ended September 30, 2001, our revenue from international operations represented 8 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs, or other trade regulations could adversely affect our ability to market our products in foreign countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

PART II.---OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.           LEGAL PROCEEDINGS

         For a discussion of the termination of a lawsuit ("the Cook Vascular litigation") previously disclosed by the Company, see the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

         The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEMS 2-4.     NOT APPLICABLE

ITEM 5.        OTHER INFORMATION

         The deadline for submitting shareholder proposals for inclusion in our proxy statement for the 2002 shareholders' meeting, as specified in our 2001 proxy statement, was incorrect. The correct deadline is January 4, 2002.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits.

               None.

               (b) Reports on Form 8-K.

               None.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE SPECTRANETICS CORPORATION
                         (Registrant)
November 13, 2001            By:  /s/ Paul C. Samek
                            ------------------------------------------
                             Paul C. Samek
                             Vice President Finance, Chief Financial Officer