Form 10-K
period 2001-12-31
SPECTRANETICS CORP
filed 2002-03-29
CIK 789132

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

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the Registrant, as of March 13, 2002, computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was approximately $93,070,868.

     As of March 13, 2002, there were outstanding 23,718,101 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2002, are incorporated by reference into Part III as specified herein. Portions of the Registrant's 2001 Annual Report to Security Holders are incorporated by reference into Parts II and IV as specified herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  PART I......................................................    1
  Item 1.  Business...........................................    1
    General...................................................    1
       Strategy...............................................    1
    Technology................................................    2
       CVX-300(R) Excimer Technology..........................    2
    Product Applications......................................    3
       Excimer Laser Atherectomy..............................    3
       Cardiac Lead Removal Systems...........................    5
       Peripheral Vascular Disease Therapy....................    6
       Restenosed Stents......................................    7
    Sales and Marketing.......................................    7
       Domestic Operations....................................    7
       International Operations...............................    8
    Government Regulation.....................................    8
       Section 510(K) Devices.................................    9
       PMA Devices............................................    9
    Competition...............................................   11
    Patents and Proprietary Rights............................   12
    Research and Development..................................   13
    Manufacturing.............................................   13
    Third-Party Reimbursement.................................   13
    Product Liability and Insurance...........................   14
    Employees.................................................   14
  Item 2.  Properties.........................................   14
  Item 3.  Legal Proceedings..................................   14
  Item 4.  Submission of Matters to a Vote of Security
           Holders............................................   14

  PART II.....................................................   15
  Item 5.  Market for the Registrant's Common Stock and
           Related Shareholder Matters........................   15
  Item 6.  Selected Financial Data............................   15
  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................
  Item 7A. Quantitative and Qualitative Disclosure About
           Market Risk........................................   15
  Item 8.  Financial Statements and Supplementary Data........   16
  Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure................   16

  PART III....................................................   16
  Item 10. Directors and Executive Officers of the
           Registrant.........................................   16
  Item 11. Executive Compensation.............................   16
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.........................................   16
  Item 13. Certain Relationships and Related Transactions.....   16

  PART IV.....................................................   17
  Item 14. Exhibits and Reports on Form 8-K...................   17

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

     - Market acceptance of excimer laser atherectomy technology;

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

ITEM 1. BUSINESS

GENERAL

     We develop, manufacture, market and distribute a proprietary excimer laser system and related accessory products for the treatment of certain coronary and vascular conditions. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300(R) laser unit and various fiber optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in atherectomy procedures to open clogged or obstructed arteries. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat.

     We also have regulatory approval to market our products in two key international markets. In conjunction with our distributor Heiwa Bussan Co., Ltd., we recently received approval to market some of our coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary products and our lead removal product line. In Europe, in addition to our coronary atherectomy and lead removal product lines, we also have approval to market our products to treat artery blockages in the upper and lower leg. We are currently sponsoring clinical trials in order to obtain regulatory approval in the United States to market our products domestically for use in the leg.

     Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 96 Talamine Court, Colorado Springs, Colorado 80907. Our telephone number is (719) 633-8333.

  Strategy

     Our strategy includes the following key points:

     - Leverage technical expertise in generation and delivery of excimer energy. We have designed our excimer laser platform to support multiple existing and potential therapeutic applications for the treatment of cardiovascular disease. We are exploring additional applications of our core excimer laser technology for novel treatments of coronary and vascular conditions. We currently have two major clinical trials under way testing additional applications for the excimer laser in the United States.

     - Expand disposable device revenues from existing customer base. By training additional cardiologists, surgeons and other specialists at existing customer hospitals and introducing physicians already familiar with our products to new products and applications, we intend to increase our revenue stream from sales of current and future disposable devices to existing customers. In 2001, we trained 166 physicians in the general use of our equipment and trained 321 physicians in the use of our product as a pretreatment within restenosed (clogged) stents prior to brachytherapy (radiation therapy).

     - Expand installed customer base. We intend to expand our customer base by continuing to focus our sales efforts on cardiac centers that perform the majority of interventional procedures. To help accomplish this goal, we are running a special price promotion on our lasers at the beginning of 2002, offering them for $90,000 compared with our list price of $249,000.

TECHNOLOGY

     Excimer laser ablation removes plaque or tissue by delivering relatively cool excimer laser energy to a blockage or lesion. This laser beam breaks down the molecular bonds of plaque or tissue in a process known as photoablation, without significant thermal damage to surrounding tissue.

     Laser ablation involves the insertion of a laser catheter or sheath into an artery or vein through a small incision. When the tip of the catheter or sheath has been placed at the site of the blockage or lesion, the physician activates the laser beam to ablate the plaque or tissue.

  CVX-300(R) Excimer Technology

     Our proprietary CVX-300 excimer laser unit is designed for use in a variety of cardiovascular applications. When coupled with our fiber optic laser devices, the system generates and delivers 308 nanometer wavelength ultraviolet light pulses to a lesion to remove plaque or tissue. The current list price of the CVX-300 is $249,000, but we began a special price promotion at the beginning of 2002 in which lasers are being offered for $90,000. We offer various financing options, including leasing options through a third-party leasing company specializing in medical devices.

     On February 19, 1993, the Food and Drug Administration (FDA) approved the Spectranetics CVX-300 excimer laser unit and 1.4 and 1.7 millimeter diameter fiber optic catheters for the following six indications for use in the treatment of coronary artery disease:

     - saphenous vein grafts;

     - total occlusions crossable by a guidewire;

     - ostial lesions (blockages at the beginning of arteries);

     - lesions with moderate calcification;

     - long lesions; and

     - lesions where angioplasty balloon failures have occurred.

     Additional catheter sizes and improved models to treat the six original indications have been approved by the FDA over the ensuing years (see chart on page 10). On October 15, 2001, we received FDA approval for the use of the Spectranetics excimer laser and related catheters for an additional coronary indication -- for use within restenosed stents prior to brachytherapy (radiation therapy). In all of these coronary atherectomy indications, we offer an alternative or adjunct to traditional balloon angioplasty and atherectomy (rotational cutters and burrs). Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, laser atherectomy dissolves the material, resulting in a larger diameter opening.

     The CVX-300 excimer laser unit was also initially approved for lead removal procedures on December 9, 1997.

     In November 1994, we received ISO 9001 certification from the TUV Product Service GmbH (TUV) in Munich, Germany, which allows us to market our products in the European Community within compliance of the manufacturing quality regulations. We hold EC Cert G1990821401007, G7011221401012 and G7990821401008; QA Cert Q1Z990821401011 with EN 550
Supplement with inclusion of ISO 13485:1996. In addition the CMDCAS (Canadian) certification was recommended by TUV during our last audit in January 2002. We have received CE (Communaute Europeene) mark registration for all of our current products, with the exception of the POINT9 X-80(TM) catheter, which we expect to receive CE mark registration in 2002. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

     On September 28, 2001, in conjunction with our distributor Heiwa Bussan Co., Ltd., we received regulatory approval from the Japanese Ministry of Health and Welfare (MHW) to market our laser and various sizes of our Extreme(R), Vitesse(R) E and Vitesse(R) C coronary catheters in Japan. We have submitted our application for reimbursement approval for these products in Japan, which may take up to two years to obtain. We do not expect our sales in Japan to be significant until reimbursement approval is attained. In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products.

     Since receiving FDA approval in 1993, more than 50,000 patients have been safely treated with excimer laser coronary atherectomy. Initial FDA approval for use of the excimer laser for coronary applications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty (PELCA) Study, which evaluated a registry of laser usage in blocked coronary arteries in 2,432 patients with a mean age of 63 years. Clinical success (i.e., reduction in the size of the lesion to less than 50 percent of the diameter of the artery without heart attack, death, or the need for emergency bypass surgery during hospitalization) was achieved in 89% of these patients. Of note, there was no difference in success rate or complications for long lesions, total occlusions crossable with a guidewire, saphenous vein grafts and aorto-ostial lesions, suggesting that complex lesions could be safely and effectively treated with excimer laser coronary atherectomy. More recent studies utilizing current catheter technology in complex lesion subsets report significantly higher success rates of more than 95 percent.

     We believe that the CVX-300 system provides the following benefits:

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

PRODUCT APPLICATIONS

  Excimer Laser Atherectomy

     Background. Percutaneous coronary intervention, or PCI, is a minimally invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and is performed by interventional cardiologists and radiologists. We estimate there are approximately 1.35 million PCI procedures performed worldwide. We estimate that approximately 10 to 15 percent of these patients could benefit from the use of our products, including patients with total occlusions crossable by a guidewire, occluded saphenous vein grafts, long lesions, and lesions where a balloon failure has occurred.* In these indications, we offer an alternative or adjunct to traditional balloon angioplasty or the need for coronary bypass surgery. Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, laser atherectomy actually dissolves the material. We focus our marketing efforts on seven approved coronary indications:

     - saphenous vein grafts;

     - total occlusions crossable by a guidewire;

     - ostial lesions (blockages at the beginning of arteries);

     - lesions with moderate calcification;

     - long lesions;

     - lesions where angioplasty balloon failures have occurred; and

     - pretreatment of restenosed stents prior to brachytherapy.

     In Europe, we focus our marketing efforts on the approved coronary indications shown above as well as laser treatment of all in-stent restenoses and blockages in the arteries of the upper and lower legs.

     Disposable Laser Catheters. We have developed a broad selection of proprietary laser devices designed to meet physician needs and multiple indications for use, including excimer laser coronary atherectomy and peripheral excimer laser atherectomy in the upper and lower leg. Early laser catheters contained only a few large optical fibers to transmit the laser energy. These early devices were stiff, had difficulty accessing arterial anatomy and suffered from poor ablation characteristics. Current innovative laser catheter designs contain hundreds of very small diameter, flexible glass fibers that can access more difficult-to-reach coronary anatomy. The smaller fibers also produce better laser energy distribution at the tip of the catheter for more uniform ablation.

     Laser catheters are designed to provide several advantages over other atherectomy devices. These catheters, which we produce in sizes ranging from .9 to 2.5 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic tubing. Fibers are coupled to the laser using a patented intelligent connector, which requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300 laser unit computer, which controls the calibration cycle and energy output. The catheter's combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions. Our line of disposable catheters includes the following:

     - Extreme(R) Laser Catheter. In October 1993, the FDA approved the Extreme(R) laser concentric catheter, which was our first high-performance coronary laser catheter. It is an over-the-wire (OTW) catheter with good flexibility and an active ablation area covering a high percentage of the catheter tip. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easy access. The Extreme(R) laser catheter is available in 0.9, 1.4, 1.7 and 2.0 millimeter tip diameters. Spectranetics has received the CE Mark of approval for use of its Extreme atherectomy line of catheters in Europe, and has received approval from the MHW to market the 1.4, 1.7 and 2.0 millimeter size Extreme catheters in Japan (but have not yet received reimbursement approval in Japan).

     - Vitesse(R) Cos Catheter. The Vitesse(R) Cos concentric laser catheter, which succeeded the Vitesse(R) C catheter, was approved by the FDA in January 2000. Like its predecessor (which received regulatory approval in the United States in October 1994 and in Japan in September 2001, with reimbursement

---------------

* Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

  approval in Japan still pending), this is a rapid-exchange (Rx) catheter, which incorporates a "monorail design" that can be threaded onto and exchanged over a guidewire more conveniently than over-the-wire models. It is also compatible with a wide range of guidewires. The fibers in the Vitesse(R) Cos are "optimally spaced" and laboratory tests have demonstrated that it produces greater debulking, or plaque removal, compared with its predecessor catheter. The Vitesse(R) Cos laser catheter is available in 1.4, 1.7 and 2.0 millimeter tip diameters. In Europe, we received the CE Mark of approval for this laser catheter in November 1998.

     - Vitesse(R) E Laser Catheter.  The Vitesse(R) E eccentric rapid-exchange
       (Rx) laser catheter is our first directional coronary laser catheter. The
       1.7 millimeter diameter catheter was approved by the FDA in July 1995, and the 2.0 millimeter catheter was approved by the FDA in September 1997. Spectranetics received the CE Mark of approval for use of these atherectomy catheters in Europe in February 1997 and MHW approval for use in Japan in September 2001, but we are still awaiting Japanese reimbursement approval. This catheter utilizes an eccentric (or one-sided) fiber array at the tip that can be rotated by the operator to create a larger channel through the blockage.

     - POINT 9(TM) Millimeter Catheter. The POINT 9(TM) concentric catheter comes in both the Extreme (OTW) and Vitesse (Rx) models. The Vitesse model received CE Mark and FDA approvals in July and August 2000, respectively. The Extreme model received CE Mark approval in Europe in August 1999 and FDA approval in the United States in July 2000. The POINT 9 millimeter catheters are our smallest diameter atherectomy catheters and are designed for use in vessels as small as 1.5 millimeters in diameter, as well as larger vessels with total occlusions passable by a guidewire or where angioplasty balloon failures have occurred. On June 13, 2001, Spectranetics received FDA approval to market the POINT 9 X-80 catheter, which has the ability to use higher laser parameters to penetrate lesions where balloon failures have occurred and other difficult-to-treat lesions.

     - Spectranetics Support Catheter(TM). In November 1999 we received clearance from the FDA to market the Spectranetics Support Catheter in the .014 and .018 inch models. This is a non-laser-based accessory product designed for use in the cardiovascular system to assist in accessing and/or crossing lesions. The primary function is to support an angioplasty guidewire. We also received the CE Mark of approval in April 1999 to market this product in Europe.

  Cardiac Lead Removal Systems

     Background. Approximately one million patients worldwide are implanted with pacemakers and implantable cardioverter defibrillators, or ICDs, annually.* Pacemakers and ICDs are electronic devices that regulate the heartbeat. We believe that approximately 5% to 10% of these patients will eventually require pacemaker or ICD lead removal. Competitive methods available to remove implanted leads include open-chest surgery and transvenous removal with plastic sheaths, each of which has significant drawbacks. For example, open-chest surgery is costly and traumatic to the patient. The plastic sheath method sometimes results in damage to the cardiovascular system, thereby necessitating surgery, and may cause the lead to disassemble during the removal procedure.

     Spectranetics Laser Sheath (SLS(TM)). We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath (SLS(TM)), to be used with our CVX-300 excimer laser unit to remove implanted leads with minimal force. The SLS uses excimer laser energy focused through the tip of the SLS to facilitate lead removal by removing scar tissue surrounding the lead. In addition to resulting in less trauma and a lower complication rate, procedure time is reduced significantly.

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

     The SLS consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead wire to pass through it as the device slides over the lead wire and toward the tip in the heart. Following the removal of scar tissue with the SLS, the lead wire is removed from the heart with counter-traction. We have been marketing our 12 French (Fr) SLS since December 1997. In September 1998, we received FDA market approval for our 14 Fr and 16 Fr Spectranetics Laser Sheaths, which are designed to free larger diameter implanted pacemaker and ICD leads. On February 1, 2002, Spectranetics received FDA approval to market an improved model of its 16 Fr Laser Sheath. Spectranetics received the CE Mark of approval for use of its laser sheath devices in Europe in February and July 1997, and October 2001.

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

     In a randomized clinical trial completed in October 1996, the Spectranetics Laser Sheath (SLS(TM)) increased the complete lead removal success rate to 94% from 65% with other techniques. A more recent study completed in 1999 and published in December 2000 reported that using both the SLS and LLD increased the success rate to 98 percent.

  Peripheral Vascular Disease Therapy

     Background. The prevalent treatment options for total blockages in the upper leg are medical management to minimize symptoms and bypass surgery. Amputation below the knee may be required for critical limb ischemia. We estimate that approximately 300,000 upper bypass surgeries and 170,000 amputations are performed annually worldwide as a result of peripheral vascular blockages. In addition, we estimate that about 700,000 people are treated for leg pain through conventional medical management.* Laser therapy is being evaluated as an alternative treatment to bypass surgery, amputation and conventional medical management. Our catheters for these applications are approved in Europe for use in treating peripheral vascular disease.

     Clinical Trials. On November 30, 2001, the last patient was enrolled in the PELA (Peripheral Excimer Laser Angioplasty) trial, a 250-patient randomized clinical trial, coordinated in the United States and Europe, to evaluate the use of laser technology in patients with total occlusions at least 10 centimeters in length in the upper leg. The primary endpoint for the PELA trial is clinical patency, which is a measurement of the degree to which the artery is open, twelve months following the procedure. On December 21, 2001, Spectranetics received approval from the FDA to begin the PELA Phase 3 trial at 21 sites. PELA Phase 3 is a registry of up to 120 patients with total occlusions at least 10 centimeters in length in the upper leg.

     On January 26, 2001, Spectranetics received FDA approval to begin Phase 2 of the LACI (Laser Angioplasty for Critical Limb Ischemia) trial, which deals with multi-vessel peripheral vascular disease in patients presenting with critical limb ischemia (CLI). Patients with CLI have severe circulatory disease

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

resulting in resting leg pain, non-healing ulcers of the foot or lower leg, or gangrenous areas that are likely candidates for amputation (Rutherford Categories 4, 5, and 6). Frequently these patients also suffer from coronary artery disease, hypertension and diabetes. The Phase 2 trial will involve 137 registry patients and up to 30 training patients at 20 domestic and several European sites. The primary endpoint of Phase 2 is limb salvage (i.e., freedom from major amputation) for a 6-month follow-up period. As of March 13, 2002 110 patients at 14 sites have been treated in the LACI Phase 2 registry.

     We cannot assure that the clinical trials using excimer laser catheters to unblock peripheral arteries will demonstrate our technology is safe, will result in favorable success rates or, if the trials are successful, that we will receive FDA approval for these devices. We have received CE Mark of approval for our line of peripheral catheters in Europe.

  Restenosed Stents

     Background. Stents are thin, steel, slotted tubes or coils that are implanted through a percutaneous procedure to support the walls of coronary arteries. We estimate that approximately 1.4 million stents are implanted in patients annually. Twenty to 25 percent of stents may develop blockages due to restenosis, or tissue ingrowth, which can lead to partial or total occlusion of the arteries, and 15 percent of them may be candidates for brachytherapy (radiation therapy)*

     Clinical Trials. On October 10, 2001, Spectranetics received approval from the FDA to market our coronary atherectomy products to pretreat instent restenosis prior to brachytherapy. As a result, we concluded enrollment in our Laser Angioplasty in Restenosed Stents (LARS) trial, which had been conducted to study the use of our laser catheters in debulking stents which have restenosed. We no longer intend to pursue the broader instent restenosis label (with or without brachytherapy) in the United States. Spectranetics has received CE Mark approval to allow us to market our excimer laser atherectomy catheters throughout Europe for the treatment of restenosed stainless steel coronary stents, with or without brachytherapy.

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

     Providing customers with answers about the cost of acquisition, use of the laser and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the United States and internationally, we believe that we will be positioned to capitalize not only on the core competency of excimer laser technology in coronary atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system.

  Domestic Operations

     We estimate that there are about 1,500 interventional cardiac catheterization laboratories in hospitals in the United States.* Our United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions, which perform the majority of interventional procedures. Our United States sales and marketing team consists of marketing managers, district sales managers and clinical account managers.

     We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth, and have increased our sales and marketing capabilities over the last few years through the

---------------

*Amounts were estimated by Spectranetics based on extrapolation from available industry data. Patient population estimates are subject to inherent uncertainties. We are unable to determine with any degree of certainty the number of procedures for any indication or the number of patients who are suitable for treatment using these procedures.

addition of personnel to our marketing and sales team. Since the use of excimer laser technology is highly specialized, we believe that our marketing managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We have marketing managers who are responsible for global marketing activities for a given market segment, i.e., excimer laser atherectomy and cardiac lead removal systems.

     At December 31, 2001, we had 26 field sales employees consisting of district sales managers and clinical account managers. The roles of each member of the sales team are outlined below:

     District Sales Managers are responsible for the overall management of a district, including sales of lasers and disposable products. They are directly responsible for the performance of the Clinical Account Managers in their district.

     Clinical Account Managers, who have experience working in hospital catheter labs, support the district managers. Their primary function is to assist in training our customers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol is used by clinicians.

     Our field team also includes 10 service engineers who are responsible for installation of each laser and participate in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, service and replacement gas. We offer extended service to our customers under annual service contracts or on a fee-for-service basis.

  International Operations

     In Europe, there are approximately 275,000 balloon angioplasty procedures performed annually in approximately 450 interventional cardiac catheterization laboratories.* In 1993, we began marketing and selling our products in Europe and surrounding areas through Spectranetics International, B.V., a wholly owned subsidiary, as well as through distributors.

     In the fourth quarter of 2000, we made the decision to restructure our European operations and utilize a distributor in Germany, our largest European market. We now utilize distributors throughout Europe and the Middle East with the exception of France, the Netherlands and Belgium, where we utilize a direct sales force. In 2001, Spectranetics International, B.V., revenues totaled $2,224,000, or 8 percent of our revenue.

     In addition to the operations of Spectranetics International, B.V., we conduct international business in the Pacific Rim, South America and Australia through distributors. In 2001, revenues from these foreign operations totaled $746,000, or 3 percent of our revenue.

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

  Section 510(k) Devices

     Section 510(k) of the FFDCA is available in certain instances for Class I and Class II products. It requires that before introducing most Class II and some Class I devices into interstate commerce, the company introducing the product must first submit information to the FDA demonstrating that the device is substantially equivalent in terms of safety and effectiveness to a device legally marketed prior to March 1976. When the FDA determines that the device is substantially equivalent, the agency issues a "clearance" letter that authorizes marketing of the product. The Support Catheter and the LLD have been precleared by the FDA under the "510(k)" process.

     Subsequent to its initial introduction, a manufacturer may make changes to its previously cleared products. Under certain circumstances, a new 510(k) is required when a manufacturer makes a change that could significantly affect the device's safety or effectiveness or the manufacturer makes a major change to the device's intended use. Before implementing the change, the manufacturer is responsible for evaluating each change to determine whether to file a new 510(k). There is a risk that the FDA will not agree with the manufacturer's decision and will require the filing of a new 510(k).

  PMA Devices

     The CVX-300 laser unit and related devices are designated as Class III devices. Class III devices are devices that are represented to be life-sustaining or life-supporting, or that present potential unreasonable risk of illness or injury. Class III devices are subject to the most rigorous FDA approval process, the pre-market approval, or PMA, process.

     Pre-market approval of a Class III device generally requires the completion of three major steps. The first step involves the granting of an investigational device exemption, or IDE, by the FDA, which permits the proposed product to be used in controlled human clinical trials. Upon completion of a sufficient number of clinical cases to determine the safety and effectiveness of the proposed product for specific indications, a pre-market approval application is then prepared and submitted to the FDA for review. The pre-market approval application must contain the results of the clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities, and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional literature. If the FDA determines that the pre-market approval application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing.

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

     The chart below summarizes the United States and major world market regulatory approval status of each of our products and procedures for their particular indications. The CE Mark designates regulatory approval throughout Europe, and the Ministry of Health and Welfare (MHW) grants regulatory approval in Japan. We have yet to receive reimbursement approval in Japan.

PRODUCT AND PROCEDURE                                          FDA     CE MARK   MHW
---------------------                                          ---     -------   ---
CVX-300(R)..................................................    2/93     9/96    9/01
Coronary Atherectomy
  Extreme(R)................................................   10/93    12/96    9/01
  Vitesse(R) C..............................................   10/94    12/96    9/01
  Vitesse(R) E..............................................    9/97     2/97    9/01
  Vitesse(R) Cos............................................    1/00    11/98
  POINT 9(TM) Extreme.......................................    7/00     8/99
  POINT 9(TM) Vitesse.......................................    8/00     7/00
  POINT 9(TM) X-80..........................................    6/01
  Restenosed stents prior to brachytherapy..................   10/01
  Restenosed stents*........................................             1/98
  Support Catheter..........................................   11/99     4/99
Pacing Lead and ICD Lead Extraction
  SLS 12 Fr.................................................   12/97     2/97
  SLS 14 Fr.................................................    9/98     2/97
  SLS 16 Fr.................................................    9/98     2/97
  SLS 16 Fr, improved.......................................    1/02
  LLD.......................................................   10/99     3/99
Peripheral Atherectomy
  Upper leg.................................................  Trials    11/96
  Lower leg.................................................  Trials    11/96

---------------

* Includes pretreatment prior to brachytherapy

     We received our initial investigational device exemption to perform excimer laser percutaneous coronary atherectomy in May 1989. In February 1991, we submitted our pre-market approval application, which was accepted for filing by the FDA in June 1991. On November 26, 1991, our pre-market approval application was reviewed by a public advisory panel, and we received a recommendation for approval of the CVX-300 laser unit and two sizes of our soft-rim catheters. As part of the approval process, we were inspected in October 1991 by the FDA to verify our compliance with Good Manufacturing Practices requirements. The final step in the approval process, the issuance of a letter by the FDA approving the application, occurred on February 19,

1993. In September 1993, we received pre-market approval for the Gen4-CVX300 laser. In March and December 1999, we received pre-market approval of modifications to the operating software for the CVX-300.

     We cannot assure that the FDA will approve our current or future pre-market approval applications or supplements on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenues. For more information, see "Risk Factors -- Failures in Clinical Trials May Hurt Our Business" set forth in Exhibit 13.1 filed herewith.

     Any products we manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA. Device manufacturers are required to register their establishments and list their devices with the FDA, and are subject to periodic inspections by the FDA and certain state agencies. The FFDCA requires devices to be manufactured in accordance with Quality System Regulation requirements, which impose certain process, procedure and documentation requirements upon us with respect to product development, manufacturing and quality assurance activities. We have developed systems and controls that we believe will enable us to comply with Quality System Regulation requirements; however, we cannot assure that we will be able to maintain compliance with these requirements.

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

     Noncompliance with requirements under the FFDCA or accompanying regulations can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market approval, withdrawal of marketing approvals, and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by us.

     International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require a FDA Certificate to Foreign Government verifying that the product complies with FFDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FFDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System Regulation violations exist.

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

COMPETITION

     Methods for the treatment of cardiovascular disease are numerous and we expect them to increase in number. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Consequently, we expect intense competition to continue in the marketplace. Although our excimer laser technology competes against stents and balloon angioplasty catheters, direct competition comes from manufacturers of atherectomy and thrombectomy devices. In the lead removal market, we compete worldwide with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with devices manufactured by VascoMed.

     We estimate that approximately 80% of coronary interventions involve the placement of a stent. The leading stent providers in the United States are SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Guidant Corporation, Medtronic, Inc. and JOMED N.V. The leading balloon angioplasty manufacturers are SCIMED, Cordis, Guidant and Medtronic. Manufacturers of atherectomy or thrombectomy devices include SCIMED, Guidant and Possis Medical, Inc.

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

PATENTS AND PROPRIETARY RIGHTS

     We hold 33 issued United States patents, four issued patents in each of France, Germany, Italy and the Netherlands and one issued patent in Japan. Also, we have three United States patent applications pending and eight foreign patent applications pending. Any patents for which we have applied may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to provide us with any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We could be adversely affected if any of our licensors terminates our licenses to use patented technology. We do not have patents in any foreign countries other than those listed above.

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

     We hold several non-exclusive, royalty-bearing license agreements for patents covering basic areas of laser technology. In addition, we acquired an exclusive, royalty-bearing license for a proprietary catheter coating. Additional licenses held by us include an exclusive license to patents covering laser-assisted lead removal and an exclusive license relating to certain aspects of excimer laser technology in our products.

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

     Our team of research scientists, engineers and technicians substantially performs all of our research and development activities. Our research and development expense totaled $3,496,000 in 2001, $3,911,000 in 2000, and $3,578,000 in 1999.

MANUFACTURING

     We assemble and test substantially all of our product line and have vertically integrated a number of processes in an effort to provide increased quality and reliability of the components used in the production process. Many of the processes are proprietary and were developed by us. We believe that our level of manufacturing integration allows us to control costs, quality and process advancements, to accelerate new product development cycle time and to provide greater design flexibility. Raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources.

     Our manufacturing facilities are subject to periodic inspections by regulatory authorities, including Quality System Regulations compliance inspections by the FDA and TUV, which is the European governing body equivalent to the FDA. We have undergone eight inspections by the FDA for Quality System Regulations compliance since 1990, and the TUV has conducted an inspection each year since 1993. Each inspection resulted in a limited number of noted observations, to which we believe we have provided adequate responses.

     We purchase certain components of our CVX-300 laser unit from several sole source suppliers. We do not have guaranteed commitments from these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. In addition, we may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.

THIRD-PARTY REIMBURSEMENT

     Our CVX-300 laser unit and related fiber-optic laser devices are generally purchased by hospitals, which then bill various third party payers for the health care services provided to their patients. These payers include Medicare, Medicaid and private insurance payers. Most public and private insurance payers base their payment systems upon the Medicare Program. The Medicare Program reimburses hospitals based on predetermined amounts per diagnosis code for inpatient hospital services (those lasting 24 hours or more) and predetermined amounts per procedure performed for outpatient hospital services (those lasting less than 24 hours), and it reimburses physicians based on a fee schedule per procedure performed.

     At present, many of our customers using the CVX-300 for laser atherectomy are obtaining reimbursement for inpatient hospital services under the same code as for balloon angioplasty, or for balloon angioplasty with stent. Lead removal procedures using the SLS are reimbursed using the same inpatient hospital codes for non-laser lead removal or lead removal and replacement. We expect that our customers will continue to do so. Hospital outpatient codes and physician services codes differentiate atherectomy procedures from PCI procedures utilizing only balloons or only balloons and stents.

     Reimbursement amounts are generally adequate to cover the cost of laser ablation procedures. Procedure costs and payment rates vary depending on the complexity of the procedure, various patient factors and geographical location.

     While we believe that a laser atherectomy procedure offers a less costly alternative for the treatment of certain types of heart disease, we cannot assure that the procedure will be viewed as cost-effective under changing reimbursement guidelines or other health care payment systems. For more information, see "Risk Factors -- Failure of Third Parties to Reimburse Medical Providers for Our Products May Reduce Our Sales" set forth in Exhibit 13.1 filed herewith.

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

EMPLOYEES

     As of February 28, 2002, we had 141 employees, including ten in research and development and clinical affairs, 57 in manufacturing and 66 in marketing, sales and administration in the United States and eight in marketing, sales and administration in Europe. None of our employees is covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 2. PROPERTIES

     We lease a total of approximately 50,000 square feet in three buildings in Colorado Springs, Colorado. These facilities contain approximately 35,000 square feet of manufacturing space and approximately 15,000 square feet devoted to marketing, research and administrative activities. The leases for two of these facilities expire December 31, 2002 and June 30, 2004. The lease for the third facility expires December 31, 2003, but we have the option to renew it for an additional year.

     Spectranetics International B.V. leases 4,394 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe, and the lease expires June 30, 2003.

     We believe these facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on The Nasdaq National Market under the symbol "SPNC." The table below sets forth the high and low sales prices for the Company's Common Stock as reported on The Nasdaq National Market for each calendar quarter in 2001 and 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

                                                               HIGH     LOW
                                                              ------   -----
Year Ended December 31, 2001
  1st Quarter...............................................  $3.063   1.375
  2nd Quarter...............................................   3.240   1.313
  3rd Quarter...............................................   2.740   1.500
  4th Quarter...............................................   4.250   1.700
Year Ended December 31, 2000
  1st Quarter...............................................  $8.313   3.625
  2nd Quarter...............................................   6.875   4.000
  3rd Quarter...............................................   5.000   3.000
  4th Quarter...............................................   3.750   1.000

     We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

     The closing sales price of our Common Stock on March 13, 2002, was $4.000. On March 13, 2002, we had 732 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Information appearing under the caption "Selected Six-Year Financial Data" in the Company's 2001 Annual Report to security holders included in Exhibit 13.1 to this report is incorporated herein by reference. The Selected Six-Year Financial Data should be read in conjunction with the Company's consolidated financial statements and accompanying notes incorporated by reference in Item 8 hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to security holders included in Exhibit 13.1 to this report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the risk of potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. The Company does not use financial instruments to manage changes in commodity prices and does not hold or issue financial instruments for trading or other speculative purposes. Our debt consists of obligations with fixed interest rates ranging from 5.75 percent to 8 percent. The Company does not consider the potential losses in future earnings, cash flows and fair values from reasonable near-term changes in exchange rates or interest rates to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pages five through 32 of the Company's 2001 Annual Report to security holders, which include the consolidated financial statements and the Independent Auditors' Report as listed in Item 14 (a), are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing under the captions "Proposal 1 -- Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the registrant's definitive Proxy Statement to be used in connection with its 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the captions "Executive Compensation," "Grants of Stock Options," "Stock Option Exercises and Fiscal Year-End Stock Option Value," "Director Compensation" and "Compensation Committee Interlocks and Insider Participations" of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Documents Filed as a Part of The Report

          (1) Financial Statements

             The following information contained at pages five through 32 of the Company's Annual Report to security holders is incorporated by reference in Part II, Item 8 hereof:

           Independent Auditors' Report

           Consolidated Balance Sheets as of December 31, 2001 and 2000

           Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

           Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

           Notes to Consolidated Financial Statements

          (2) Financial Statement Schedule

             Not applicable.

     (b) Reports on Form 8-K

          Not applicable.

     (c) Exhibit Index to The Spectranetics Corporation Annual Report on Form 10-K for Fiscal Year Ended December 31, 2001:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         2.1             Agreement and Plan of Reorganization between The
                         Spectranetics Corporation and Advanced Interventional
                         Systems, Inc., dated January 24, 1994.(1)
         2.1(a)          Amendment to Agreement and Plan of Reorganization between
                         The Spectranetics Corporation and Advanced Interventional
                         Systems, Inc., dated May 17, 1994.(2)
         2.2             Certificate of Ownership and Merger of Advanced
                         Interventional Systems, Inc. Into The Spectranetics
                         Corporation, dated December 27, 1995.(13)
         2.3             Merger Agreement dated as of May 24, 1999 among the Company,
                         Polymicro Technologies, Inc., PMT Holdings, LLC, and
                         Polymicro Technologies, LLC.(20)
         3.1             Restated Certificate of Incorporation.(1)
         3.1(a)          Certificate of Amendment to Restated Certificate of
                         Incorporation.(12)
         3.1(b)          Certificate of Amendment to Restated Certificate of
                         Incorporation.(18)
         3.2             Bylaws of the Company.(3)
         4.1             Form of Common Stock Certificate of the Company.(4)
         4.2             Rights Agreement, dated as of May 6, 1996, between the
                         Company and Norwest Bank Minnesota, N.A.(14)
        10.1             Lease covering a portion of the Company's facilities between the Company and Duane and Donna Basse dated November 10,
                         1994.(12)
        10.1(a)          Lease covering a portion of the Company's facilities between the Company and Duane and Donna Basse dated September 1,
                         1997.(14)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.1(b)          Lease covering a portion of the Company's facilities between the Company and Duane and Donna Basse dated June 1, 2001.
        10.2             Lease covering a portion of the Company's facilities between the Company and American Investment Management dated
                         February 17, 1995.(12)
        10.2(a)          Lease covering a portion of the Company's facilities between the Company and John or Sharon Sanders dated December 23,
                         1997.(19)
        10.2(b)          Lease covering a portion of the Company's facilities between the Company and John or Sharon Sanders dated December 8,
                         2000.
        10.3             Lease covering a portion of the Company's facilities between the Company and Full Circle Partnership III dated September
                         11, 1985.(3)
        10.3(a)          Amendment to lease covering a portion of the Company's
                         facilities between the Company and Full Circle Partnership
                         III July 24, 1997.(19)
        10.4(a)          Amendment to lease covering a portion of the Company's
                         facilities between the Company and Talamine Properties dated
                         February 15, 1992.(7)
        10.4(b)          Amendment to lease covering a portion of the Company's
                         facilities between the Company and Talamine Properties dated
                         February 16, 1993.(1)
        10.4(c)          Amendment to lease covering a portion of the Company's
                         facilities between the Company and Talamine Properties dated
                         October 3, 1994.(12)
        10.5             1991 Stock Option Plan, as amended.(11)
        10.5(a)          1991 Stock Option Plan, as amended.(17)
        10.6             1990 Incentive Stock Option Plan.(6)
        10.7             1989 Incentive Stock Option Plan and First Amendment
                         thereto.(6)
        10.8             Nonemployee Director Stock Option Plan.(8)
        10.8(a)          Stock Option Plan for Outside Directors.(10)
        10.9             Employee Stock Purchase Plan (as amended).(9)
        10.10            The 1997 Equity Participation Plan of The Spectranetics
                         Corporation.(21)
        10.10(a)         NonQualified Stock Option Agreement dated as of April 17,
                         1996, between the Company and Emile J. Geisenheimer.(21)
        10.10(b)         NonQualified Stock Option Agreement dated as of March 3,
                         1997, between the Company and Joseph A. Largey.(21)
        10.10(c)         Form of NonQualified Stock Option Agreement for
                         Officers.(21)
        10.10(d)         Form of NonQualified Stock Option Agreement for
                         Employees.(21)
        10.10(e)         Form of NonQualified Stock Option Agreement for Independent
                         Directors.(21)
        10.10(f)         Form of Incentive Stock Option Agreement for Officers.(21)
        10.10(g)         Form of Incentive Stock Option Agreement for Employees.(21)
        10.11            License Agreement with Patlex Corporation, dated January 1,
                         1992 (confidential treatment has been granted for portions of this agreement).(7)
        10.12            License Agreement with Pillco Limited Partnership, dated
                         February 1, 1993 (confidential treatment has been granted
                         for portions of this agreement).(7)
        10.13            Vascular Laser Angioplasty Catheter License Agreement with
                         Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this
                         agreement).(6)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        10.14            Exclusive License Agreement between the United States of
                         America and James B. Laudenslager and Thomas J. Pacala dated
                         March 25, 1985; and Exclusive License Agreement between the
                         United States of America and LAIS dated April 29, 1990.(5)
        10.15            License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been
                         granted for portions of this agreement).(15)
        10.16            License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential
                         treatment has been granted for portions of this
                         agreement).(16)
        10.17            Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential
                         treatment has been granted for portions of this
                         agreement).(16)
        10.18            Loan and Security Agreement between Silicon Valley Bank and the Company, dated December 24, 1997.(19)
        10.19            Exclusive Purchase and Distribution Agreement between The
                         Spectranetics Corporation and Orbus Medical Technologies,
                         Inc. dated March 12, 1998 (confidential treatment has been granted for portions of this agreement).(18)
        10.20            Form of Stock Purchase Agreement, dated as of December 22,
                         1998 among the Company and the stockholders named in the
                         Company's Registration Statement on Form S-3 (File No.
                         333-69829).(22)
        10.21            Employment Agreement between the Company and Henk Kos dated
                         January 1, 1997.(22)
        10.22            First Amendment to the 1997 Equity Participation Plan.(24)
        10.23            Second Amendment to the 1997 Equity Participation Plan.(23)
        10.24            Compromise, Settlement and Release Agreement dated October
                         25, 2000 between the Company, Edwards Lifesciences LLC,
                         Baxter Healthcare Corporation and LaserSight Patents,
                         Inc.(confidential treatment has been granted for portions of this agreement)(25)
        10.25            Third Amendment to the 1997 Equity Participation Plan.
        13.1             Portions of Registrant's 2001 Annual Report to security
                         holders incorporated herein by reference.
        21.1             Subsidiary of the Company.
        23.1             Consent of Independent Auditors.

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

(24) Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

(25) Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 29th day of March, 2002.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----




                /s/ JOSEPH A. LARGEY                   President and Chief Executive    March 29, 2002
-----------------------------------------------------    Officer, Director (Principal
                  Joseph A. Largey                       Executive Officer)




                  /s/ PAUL C. SAMEK                    Vice President, Finance          March 29, 2002
-----------------------------------------------------    (Principal Financial and
                    Paul C. Samek                        Accounting Officer)




              /s/ EMILE J. GEISENHEIMER                Director and Chairman of the     March 29, 2002
-----------------------------------------------------    Board of Directors
                Emile J. Geisenheimer




             /s/ CORNELIUS C. BOND, JR.                Director                         March 29, 2002
-----------------------------------------------------
               Cornelius C. Bond, Jr.




                /s/ R. JOHN FLETCHER                   Director                         March 29, 2002
-----------------------------------------------------
                  R. John Fletcher




              /s/ JOSEPH M. RUGGIO, MD                 Director                         March 29, 2002
-----------------------------------------------------
                Joseph M. Ruggio, MD




                 /s/ JOHN G. SCHULTE                   Director                         March 29, 2002
-----------------------------------------------------
                   John G. Schulte




                /s/ MARVIN L. WOODALL                  Director                         March 29, 2002
-----------------------------------------------------
                  Marvin L. Woodall

                                 EXHIBIT INDEX

     List of Exhibits filed with Form 10-K for the year ended December 31, 2001

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.1(b)         -- Lease covering a portion of the Company's facilities
                            between the Company and Duane and Donna Basse dated June
                            1, 2001.
         10.2(b)         -- Lease covering a portion of the Company's facilities
                            between the Company and John or Sharon Sanders dated
                            December 8, 2000.
         10.25           -- Third Amendment to the 1997 Equity Participation Plan.
         13.1            -- Portions of Registrant's 2001 Annual Report to security holders incorporated herein by reference.
         21.1            -- Subsidiary of the Company.
         23.1            -- Consent of Independent Auditors.