Form 10-Q
period 2002-03-31
SPECTRANETICS CORP
filed 2002-05-15
CIK 789132

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2002

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

As of May 13, 2002 there were 23,801,064 outstanding shares of Common Stock.

================================================================================

                         PART I---FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    March 31, 2002    December 31, 2001
                                                                    ---------------   -----------------
Assets:
Current assets:
  Cash and cash equivalents                                         $         3,323    $         3,093
  Investment securities available for sale                                    4,063              2,046
  Trade accounts receivable, net of allowances                                5,441              4,717
  Inventories                                                                 1,658              1,795
  Prepaid expenses and other current assets                                     825                900
                                                                    ---------------    ---------------
            Total current assets                                             15,310             12,551
Net equipment and leasehold improvements                                      3,640              4,119
Intangible assets, net                                                        1,001              1,015
Other assets                                                                    226                283
Long-term investment securities available for sale                            5,655              7,745
                                                                    ---------------    ---------------
            Total Assets                                            $        25,832    $        25,713
                                                                    ===============    ===============
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable and accrued liabilities                          $         7,253    $         7,835
  Deferred revenue                                                            1,158                963
  Current portion of long-term debt                                             154                153
  Current portion of capital lease obligations                                   15                 16
                                                                    ---------------    ---------------
            Total current liabilities                                         8,580              8,967
                                                                    ---------------    ---------------
Other long-term liabilities                                                      69                 30
Long-term debt and capital lease obligations, net of current
portion                                                                          43                 59
                                                                    ---------------    ---------------
            Total long-term liabilities                                         112                 89
                                                                    ---------------    ---------------
            Total liabilities                                                 8,692              9,056
                                                                    ---------------    ---------------
Shareholders' Equity:
  Preferred stock, $.001 par value
    authorized 5,000,000 shares; none issued                                     --                 --
  Common stock, $.001 par value
    authorized 60,000,000 shares; issued and outstanding
    23,799,865 and 23,599,500 shares, respectively                               24                 24
  Additional paid-in capital                                                 93,145             92,638
  Accumulated other comprehensive loss                                         (358)              (276)
  Accumulated deficit                                                       (75,671)           (75,729)
                                                                    ---------------    ---------------
            Total shareholders' equity                                       17,140             16,657
                                                                    ---------------    ---------------
            Total Liabilities and Shareholders' Equity              $        25,832    $        25,713
                                                                    ===============    ===============


See accompanying unaudited notes to condensed consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                         COMPREHENSIVE LOSS (UNAUDITED)
         (IN THOUSANDS, EXCEPT PERCENTAGES, SHARE AND PER SHARE AMOUNTS)


                                                         Three Months Ended March 31,
                                                           2002                2001
                                                     ---------------     ---------------
Revenue                                              $         7,219     $         6,027
Cost of revenue                                                2,353               1,810
                                                     ---------------     ---------------
Gross margin                                                   4,866               4,217
                                                     ---------------     ---------------
Gross margin %                                                    67%                 70%

Operating expenses:
  Selling, general and administrative                          3,701               3,700
  Research, development and other technology                   1,193               1,186
                                                     ---------------     ---------------
          Total operating expenses                             4,894               4,886
                                                     ---------------     ---------------
          Operating loss                                         (28)               (669)
Other income (expense):
  Interest expense                                               (37)                (38)
  Interest income                                                104                 149
  Other, net                                                      19                   2
                                                     ---------------     ---------------
          Total other income                                      86                 113
                                                     ---------------     ---------------
          Net income (loss)                                       58                (556)
Other comprehensive income (loss) -
  Foreign currency translation                                    (8)                 40
  Unrealized gain (loss) on investment
      securities                                                 (74)                 34
                                                     ---------------     ---------------
          Comprehensive loss                         $           (24)    $          (482)
                                                     ===============     ===============


Earnings (loss) per common and common
    equivalent shares - basic and diluted:
          Net income (loss) per share                $          0.00     $         (0.02)
                                                     ===============     ===============
Weighted average common shares outstanding:
          Basic                                           23,674,272          23,503,821
                                                     ===============     ===============
          Diluted                                         24,881,985          23,503,821
                                                     ===============     ===============


See accompanying unaudited notes to condensed consolidated financial statements.

                 THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Three Months Ended March 31,
                                                                              2002               2001
                                                                         ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $            58    $          (556)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
            Depreciation and amortization                                            441                479
            Options granted for consulting services                                   10                 --
            Net change in operating assets and liabilities                          (653)                23
                                                                         ---------------    ---------------
                Net cash used by operating activities                               (144)               (54)
                                                                         ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (82)              (167)
    Sale of investment securities, net                                                --                997
                                                                         ---------------    ---------------
                Net cash provided (used) by investing activities                     (82)               830
                                                                         ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                               479                 91
    Principal payments on long-term debt and
       capital leases obligations                                                    (15)               (17)
                                                                         ---------------    ---------------
                Net cash provided by financing activities                            464                 74
                                                                         ---------------    ---------------
Effect of exchange rate changes on cash                                               (8)               (24)
                                                                         ---------------    ---------------
Net increase in cash and cash equivalents                                            230                826
Cash and cash equivalents at beginning of period                                   3,093              2,195
                                                                         ---------------    ---------------
Cash and cash equivalents at end of period                               $         3,323    $         3,021
                                                                         ===============    ===============
Supplemental disclosures of cash flow information --
    cash paid for interest                                               $            36    $            34
                                                                         ===============    ===============


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

         Certain reclassifications have been made in the prior period financial statements to conform with the financial statement presentation for March 31, 2002.

(2)      NET INCOME (LOSS) PER SHARE

         The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128). Under SFAS 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.

         No goodwill amortization was recorded during the three months ended March 31, 2002 or March 31, 2001, respectively.

         Diluted net income (loss) per share is the same as basic net income
(loss) per share for the three months ended March 31, 2001, since potential common stock instruments are anti-dilutive. During the three months ended March 31, 2002, 2,159,260 shares of common stock issuable upon exercise of stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                       2002         2001
                                                                    ----------   ----------
      Net income (loss)                                             $       58   $     (556)
                                                                    ==========   ==========
      Common shares outstanding:
          Historical common shares outstanding
              at beginning of period                                    23,600       23,426
          Weighted average common shares issued                             74           78
                                                                    ----------   ----------
          Weighted average common shares
              outstanding - basic                                       23,674       23,504
          Effect of dilution - stock options                             1,208           --
                                                                    ----------   ----------
          Weighted average common shares
              outstanding - diluted                                     24,882       23,504
                                                                    ==========   ==========

      Net income (loss) per share - basic and diluted:              $     0.00   $    (0.02)
                                                                    ==========   ==========

(3)      INVENTORIES

         Inventories consist of the following as of March 31, 2002 and December 31, 2001:

             (in thousands)           MARCH 31, 2002   DECEMBER 31, 2001
                                      ---------------  -----------------
             Raw materials            $           322   $           259
             Work in process                      333               372
             Finished goods                     1,003             1,164
                                      ---------------   ---------------
                                      $         1,658   $         1,795
                                      ===============   ===============


(4)      DEFERRED REVENUE

         "Deferred revenue - current" in the amounts of $1,158,000 and $963,000 at March 31, 2002, and December 31, 2001, respectively, relates primarily to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year.

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

U. S. MEDICAL

         Products offered by this reportable segment include an excimer laser unit ("equipment"), fiber-optic delivery devices ("disposables"), and the service of the excimer laser unit ("service"). The Company is subject to product approvals from the Food and Drug Administration ("FDA"). At March 31, 2002, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of faulty leads from pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

         U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2002 and 2001, cost allocations of these functions to Europe Medical have not been performed.

         All manufacturing activities are performed within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $298,000 and $355,000 for the three months ended March 31, 2002 and 2001, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

         Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):


                                 THREE MONTHS ENDED
                                      MARCH 31,
REVENUE:                       2002               2001
                          ---------------   ---------------
U.S. Medical              $         6,563   $         5,495

Europe Medical                        656               532
                          ---------------   ---------------

Total revenue             $         7,219   $         6,027
                          ===============   ===============


                                  THREE MONTHS ENDED
SEGMENT NET                           MARCH 31,
INCOME (LOSS):                 2002                2001
                          ---------------    ---------------
U.S. Medical              $           (23)   $          (588)

Europe Medical                         81                 32
                          ---------------    ---------------

Total net income (loss)   $            58    $          (556)
                          ===============    ===============



                             MARCH 31,        DECEMBER 31,
SEGMENT ASSETS:                2002               2001
                          ---------------   ---------------
U.S. Medical              $        24,134   $        24,141

Europe Medical                      1,698             1,572
                          ---------------   ---------------

Total assets              $        25,832   $        25,713
                          ===============   ===============


(6)      LITIGATION SETTLEMENT

         In October 2000, the Company entered into a settlement and release agreement with Baxter Healthcare Corporation (and its spin-off company, Edwards LifeSciences LLC - collectively, Baxter) related to a patent infringement lawsuit filed by Baxter in August 1999. The agreement provided that the Company and Baxter each release all claims and counterclaims against each other, and Spectranetics enter into a license agreement for use of certain patents in the United States and abroad until the expiration of the last patent on November 15, 2005.

         The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the year ended December 31, 2000, to reflect the cost of past royalties to the agreement date and legal fees related to this suit, offset by release of the Company's prior obligation to provide defined medical devices to United States Surgical Corporation, a division of Tyco International. United States Surgical Corporation transferred certain assets to Baxter in July 1999. In addition, Baxter returned to the Company 15 laser systems for resale. The payments for past royalties are being made in three annual installments beginning in November 2000. As of March 31, 2002, accrued liabilities included $1,573,000 for past royalties that will be paid in November 2002.

(7)      REORGANIZATION COSTS

         During the three months ended December 31, 2000, reorganization costs primarily associated with the elimination of the direct sales organization in Germany totaled $1,200,000. A rollforward of these costs is summarized below.

                                         ACCRUED           ACCRUED           AMOUNTS           ACCRUED
                                     COSTS AS OF       COSTS AS OF              PAID      COSTS  AS OF
                                    DECEMBER 31,      DECEMBER 31,            DURING         MARCH 31,
                                            2000              2001              2002              2002
                                 ---------------   ---------------   ---------------   ---------------
  Termination and                $           700   $           187   $            --   $           187
      severance costs
  Legal fees                                 150                --                --                --
  Cancellation of
  contracts and leases                       172                 4                --                 4
  Other                                       38                --                --                --
                                 ---------------   ---------------   ---------------   ---------------
          Total                  $         1,060   $           191   $            --   $           191
                                 ===============   ===============   ===============   ===============


         Additional costs of $140,000 relate primarily to a provision for bad debt expense associated with the restructuring as of December 31, 2000. At March 31, 2002, this provision had a balance of $15,000.

         The termination and severance costs relate to eight employees within the sales organization in Germany. Effective January 1, 2001, a direct sales organization was no longer used in Germany; instead, a distributor has been contracted to continue selling the Company's products in Germany. Substantially all of the remaining reorganization costs accrued at March 31, 2002, are expected to be paid in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS


         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the discussion under "Risk Factors" below. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.


CORPORATE OVERVIEW

         We develop, manufacture, market and service an excimer laser unit, fiber optic delivery devices and related accessory products for minimally invasive surgical procedures within the cardiovascular system. Our CVX-300(R) excimer laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary atherectomy and removal of faulty pacemaker and defibrillator leads. Our laser system competes against alternative technologies, including balloon catheters, cardiovascular stents, and mechanical atherectomy and thrombectomy devices.

                  Our growth strategy is to develop additional applications for our excimer laser system and to continue to increase utilization of our FDA-approved products, and expand our installed base of laser systems. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads, and we secured FDA approval in 2001 to market certain products for use in restenosed (clogged) stents (thin steel mesh tubes used to support the walls of coronary arteries) as a pretreatment prior to brachytherapy (radiation therapy).

                  We are currently conducting two FDA-approved clinical trials evaluating the use of our excimer laser system to treat blocked arteries in the upper and lower leg. We completed enrollment in April 2002 in Phase 2 of our LACI (Laser Angioplasty for Critical Limb Ischemia) trial, which deals with blockages in the lower leg. We anticipate making a submission to the FDA for pre-market approval in early 2003. We are currently enrolling patients in Phase 3 of our PELA (Peripheral Excimer Laser Angioplasty) trial, which deals with blockages in the upper leg. These trials are on schedule to result in additional FDA-approved applications in the United States during the second half of 2003, if successful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


RESULTS OF OPERATIONS

The following table summarizes key supplemental financial information for the last 5 quarters.

                                                                          2001                                            2002
                                                          -------------------------------------------------------     ----------
                                                            1st Qtr       2nd Qtr        3rd Qtr        4th  Qtr        1st Qtr
                                                          ----------     ----------     ----------     ----------     ----------
Worldwide laser placements
    Gross laser placements during quarter.............             7              6              7              6             13
    Buy-backs/returns during quarter..................            (4)            (3)            (3)            (1)            (2)
                                                          ----------     ----------     ----------     ----------     ----------
    Net laser placements during quarter...............             3              3              4              5             11
    Total lasers placed at end of quarter.............           315            318            322            327            338

(000's, except per share and percentages)
Laser Revenue:
    Equipment sales...................................    $      404     $      981     $      932     $      689     $    1,168
    Rental fees.......................................           328            389            381            438            369
                                                          ----------     ----------     ----------     ----------     ----------
    Total.............................................           732          1,370          1,313          1,127          1,537

Disposable products revenue...........................         4,328          5,070          4,900          4,923          4,667
Service revenue.......................................           915            928            934            949            942

Total revenue.........................................         6,027          7,403          7,214          7,164          7,219
Gross margin (%)......................................            70%            68%            70%            71%            67%
Selling, general and administrative
    expenses..........................................         3,700          3,561          3,441          3,575          3,701
Research, development and other
    technology expenses...............................         1,186          1,371          1,181          1,177          1,193
Total operating expenses..............................         4,886          4,932          4,622          4,752          4,894
Operating income (loss)...............................          (669)            84            433            309            (28)
Net income (loss).....................................          (556)           182            522            442             58
Net income (loss) per share-
    Basic and diluted ................................         (0.02)          0.01           0.02           0.02           0.00

Cash flow generated (used)*...........................          (137)           578          1,041           (519)           157


* Cash flow generated (used) is a result of the net change in cash, cash equivalents, and investment securities available for sale (current and long-term) during the periods presented.

THREE MONTHS ENDED MARCH 31, 2002, COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

         Revenue in the first quarter of 2002 was $7,219,000, up $1,192,000, or 20 percent, from the first quarter of 2001. The increase is due to a 110 percent increase in equipment revenue, an eight percent increase in disposable products revenue and a three percent increase in service revenue.

         Equipment revenue increased 110 percent due to increased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) 13 laser units in the first quarter of 2002 compared to 2 laser sales in the first quarter of 2001. The increase in laser unit sales is primarily a result of implementing a special promotion offering lasers for $90,000 during the first quarter of 2002. The $90,000 promotional price compares with a list price of $249,000 and we anticipate the continuation of this special promotion through at least June 30, 2002. For the three months ended March 31, 2002, we had net placements (sold, rented or provided for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


evaluation) of 11 excimer laser systems compared with 3 in 2001 bringing the installed base up to 338 excimer laser systems (239 in the United States).

         The increase of eight percent in disposable products revenue is comprised of a 16 percent increase in atherectomy catheters, driven primarily by sales of catheters used in peripheral (leg) applications approved in Europe, offset by a one percent decline in lead removal products.

         Service revenue increased three percent in the first quarter of 2002 as the larger installed base of the Company's excimer laser systems in the United States offset the impact of utilizing distributors to perform service on our excimer laser system in Europe in 2002.

         Gross margin decreased to 67 percent during the three months ended March 31, 2002, from 70 percent for the first quarter of 2001. This decrease was due primarily to a higher percentage of excimer laser systems revenue in the product mix compared with 2001. Equipment revenue generates lower gross margins than disposable products revenue.

         Operating expenses of $4,894,000 for the three months ended March 31, 2002 were consistent with operating expenses of $4,886,000 in the first quarter of 2001.

         Selling, general and administrative expenses of $3,701,000 for the three months ended March 31, 2002 were consistent with selling, general and administrative expenses of $3,700,000 in the first quarter of 2001.

         Research, development and other technology expenses of $1,193,000 for the first quarter of 2002 were consistent with research, development and other technology expenses of $1,186,000 in the first quarter of 2001. We are reviewing our investments in research and development. After completion of this review, we anticipate that research, development and other technology expenses may increase from the amounts incurred during the three months ended March 31, 2002.

         Interest income decreased 30 percent in 2002 to $104,000 due to lower yields on our investment securities, which consist primarily of U.S. government and agency obligations with original maturities of less than two years.

         Net income was $58,000 for the three months ended March 31, 2002, compared with a net loss of $556,000 in 2001. The net income was primarily due to increased revenue in 2002, discussed above.

         The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2002, as compared with the three months ended March 31, 2001, caused a decrease in consolidated revenue and operating expenses of less than 1 percent.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash, cash equivalents and investment securities of $13,041,000, an increase of $157,000 from $12,884,000 at March 31, 2002.

         For the three months ended March 31, 2002, cash used in operating activities totaled $144,000, which was primarily a result of $731,000 increase in accounts receivable and $570,000 reduction in accounts payable and accrued liabilities, offset by cash earnings (net income plus depreciation and amortization) of $499,000, reduction of inventory and equipment held for rental or loan of $336,000, and increase in deferred revenue of $235,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending net accounts receivable balance by the average daily sales for the first quarter. Inventory turns are calculated by dividing annualized cost of sales for the first quarter by ending inventory.

                                                March 31, 2002          December 31, 2001
                                                --------------          -----------------
                Days Sales Outstanding                  68                      59
                Inventory Turns                        5.7                     4.7


         Cash used by investing activities of $82,000 for the three months ended March 31, 2002 was due to capital expenditures. We do not expect capital expenditures to significantly increase or decrease during each of the three quarters remaining in 2002.

         Cash provided by financing activities was $464,000, comprised of $479,000 of proceeds from the sale of common stock pursuant to exercises of stock options and stock issuances under our employee stock purchase plan, offset by $15,000 of principal payments on long-term debt and capital lease obligations. At March 31, 2002, total debt, including capital lease obligations, was $212,000.

         At March 31, 2002, and December 31, 2001, we had placed a number of laser systems on rental and loan programs. A total of $4,736,00 and $5,089,000 was recorded as equipment held for rental or loan at March 31, 2002, and December 31, 2001, respectively, and is being depreciated over three to five years.

         We currently use two placement programs in addition to the sale of laser systems:

         (1) Evergreen rental program - This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer's catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit.

         (2) Evaluation programs - We "loan" a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit.

         During the three months ended March 31, 2002, we implemented a price promotion in which we are offering lasers for sale at $90,000, compared with a list price of $249,000, and have arranged for a third-party leasing company to provide financing for our customers, if necessary. As a result, we anticipate that fewer new customers will opt for the Evergreen rental program during this promotion. In addition, we anticipate that some customers currently on the Evergreen rental program may decide to purchase their lasers at the $90,000 price. We anticipate continuation of this price promotion through at least June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         The Company is currently engaged in a search for a new chief executive officer and a proxy contest that will result in advisory fees and other expenses of an indeterminate amount. The effect that these fees and expenses may have on the Company's profitability, liquidity and results of operations cannot be determined at this time. In view of the change in management and proxy contest for the Board, we are focused on developing a strategy to enhance shareholder value by achieving profitable growth and minimizing the disruption to the Company's business. No assurances can be given that the Company will be able to achieve its objectives.

         We believe our liquidity and capitalization as of March 31, 2002 are sufficient to meet our operating and capital requirements through at least the next twelve months.

CONVERSION TO THE EURO

         On January 1, 2002, Spectranetics International B.V. adopted the euro as its functional currency. The conversion to the euro did not have and is not expected to have a material effect on our consolidated financial results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: All business combinations initiated after June 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations, or cash flows.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this standard will not have a material impact on our consolidated financial position, results of operations, or cash flows.

RISK FACTORS

         We Have Only Recently Attained Profitability. We incurred net losses from operations since our inception in June 1984 until the second quarter of 2001. At March 31, 2002, we had accumulated $75.7 million in net losses since inception. No assurance can be given that we will be able to maintain profitability in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         Our Small Sales and Marketing Team May Be Unable To Compete With Our Larger Competitors or To Reach All Potential Customers. Many of our competitors have larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our team in making sales.

         Our Products May Not Be Accepted in Their Markets. Excimer laser technology competes with more established therapies for restoring circulation to clogged or obstructed arteries. Market acceptance of the excimer laser system depends on our ability to provide adequate clinical and economic data that shows the clinical efficacy and cost effectiveness of, and patient benefits from, excimer laser atherectomy and lead removal.

         We May Be Unable To Compete Successfully With Bigger Companies in Our Highly Competitive Industry. Our primary competitors are manufacturers of products used in competing therapies, such as:

         o balloon angioplasty, which uses a balloon to push obstructions out of the way;

         o        stent implantation;

         o        open chest bypass surgery; and

         o atherectomy and thrombectomy, using mechanical methods to remove arterial blockages.

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

         We estimate that approximately 80 percent of coronary interventions involve the placement of a stent. The leading stent providers in the United States are SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation); Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems); Guidant Corporation; Medtronic, Inc.; and JOMED N.V. The leading balloon angioplasty manufacturers are SCIMED, Cordis, Guidant and Medtronic. Manufacturers of atherectomy or thrombectomy devices include SCIMED, Guidant and Possis Medical, Inc.

         Failure of Third Parties To Reimburse Medical Providers for Our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payers, such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty, laser atherectomy requires the purchase or lease of expensive

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


capital equipment. In some circumstances, the amount reimbursed to a hospital for procedures involving our products may not be adequate to cover a hospital's costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued cost containment measures by third-party payers could hurt our business in the future.

         In addition, the FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser atherectomy in most of the procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. While all approved procedures using the excimer laser system are reimbursable, some third-party payers attempt to deny reimbursement for procedures they believe are duplicative, such as adjunctive balloon angioplasty performed together with laser atherectomy. Third-party payers may also attempt to deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication, or was not used in accordance with established pay protocols regarding cost-effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not purchase our excimer laser systems.

         Technological Change May Result in Our Products Becoming Obsolete. We derive substantially all of our revenue from the sale or lease of the CVX-300 laser unit, related disposable devices and service. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy, thrombectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

         Regulatory Compliance Is Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the lower leg, as well as clearing blockages within restenosed stents, has taken longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.

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

         The development of safe and effective products is uncertain and subject to numerous risks. The product development process may take several years, depending on the type, complexity, novelty and intended use of the product. Product candidates that may appear to be promising in development may not reach the market for a number of reasons.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONT'D)


         Product candidates may:

                  o be found ineffective;

                  o take longer to progress through clinical trials than had been anticipated; or

                  o require additional clinical data and testing.

         We cannot guarantee that we will gain FDA approval to market the use of our excimer laser system to treat blocked arteries in the upper and lower leg. If we do not receive these FDA approvals, our business may suffer.

         Our European Operations May Not Continue To Be Successful or May Not Be Able To Achieve Revenue Growth. In January 2001 we established a distributor relationship in Germany, and now utilize distributors throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success.

         We Are Exposed to the Problems That Come From Having International Operations. For the three months ended March 31, 2002, our revenue from international operations represented 12 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

         Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies' Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology.

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

         o        proxy contest and recent management change;

         o        general market conditions; and

         o financing of future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

         Protections Against Unsolicited Takeovers in Our Rights Plan, Charter and Bylaws May Reduce or Eliminate Our Stockholders' Ability To Resell Their Shares at a Premium Over Market Price. We have a stockholders' rights plan that may prevent an unsolicited change of control of Spectranetics. The rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. Under the rights plan, rights to purchase preferred stock in certain circumstances have been issued to holders of outstanding shares of common stock, and rights will be issued in the future for any newly issued common stock. Holders of the preferred stock are entitled to certain dividend, voting and liquidation rights that could make it more difficult for a third party to acquire Spectranetics.

         Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and amendments of the bylaws that could have the effect of delaying, deferring or preventing an unsolicited change in the control of Spectranetics. Our Board of Directors is elected for staggered three-year terms, which prevents stockholders from electing all directors at each annual meeting and may have the effect of delaying or deferring a change in control.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. Our debt consists of obligations with fixed interest rates ranging from 5.75 percent to 8 percent. The Company does not consider the potential losses in future earnings, cash flows and fair values from reasonable near-term changes in exchange rates or interests rates to be material.

PART II.---OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEMS 2-5. NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K.

         On May 14, 2002, the Company filed a Current Report on Form 8-K which includes as an exhibit a press release dated May 10, 2002, announcing that the Company's Board of Directors had appointed Emile Geisenheimer, its Chairman of the Board, as acting Chief Executive Officer to replace Joseph A. Largey, and that Paul C. Samek also had been removed as Chief Financial Officer. The Current Report on Form 8-K and the press release are incorporated by reference herein.

         On May 15, 2002, the Company filed a Current Report on Form 8-K which includes as an exhibit a press release dated May 15, 2002, announcing that the Company's Annual Meeting of shareholders had been deferred. The Current Report on Form 8-K and the press release are incorporated by reference herein.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE SPECTRANETICS CORPORATION
                                    (Registrant)

May 15, 2002                        By: /s/ Emile Geisenheimer
                                       -----------------------------------------
                                            Emile Geisenheimer
                                            Acting Chief Executive Officer





May 15, 2002                        By: /s/ Guy A. Childs
                                       -----------------------------------------
                                            Guy A. Childs
                                            Director of Finance