Form 10-Q
period 2002-06-30
SPECTRANETICS CORP
filed 2002-08-14
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________

Commission file number 0-19711

The Spectranetics Corporation
(Exact name of Registrant as specified in its charter)

Delaware	84-0997049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

96 Talamine Court
Colorado Springs, Colorado 80907
(719) 633-8333
(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No_____

     As of August 9, 2002, there were 23,877,744 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2002	December 31, 2001

Assets:
Current assets:
Cash and cash equivalents	$4,925	$3,093
Investment securities available for sale	7,226	2,046
Trade accounts receivable, net of allowances	4,202	4,717
Inventories, net of allowance	2,041	1,795
Prepaid expenses and other	1,005	900

Total current assets	19,399	12,551
Property and equipment, net	3,521	4,119
Intangible assets, net	943	1,015
Other assets	212	283
Long-term investment securities available for sale	1,507	7,745

Total Assets	$25,582	$25,713

Liabilities and Shareholders’ Equity:
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$9,338	$7,835
Deferred revenue	985	963
Current portion of long-term debt	64	153
Current portion of capital lease obligations	11	16

Total current liabilities	10,398	8,967

Other long-term liabilities	156	30
Long-term debt and capital lease obligations, net of current portion	32	59

Total long-term liabilities	188	89

Total liabilities	10,586	9,056

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 23,811,314 and 23,599,500 shares, respectively	24	24
Additional paid-in capital	93,227	92,638
Accumulated other comprehensive loss	(250)	(276)
Accumulated deficit	(78,005)	(75,729)

Total shareholders’ equity	14,996	16,657

Total Liabilities and Shareholders’ Equity	$25,582	$25,713

See accompanying unaudited notes to consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Percentages, Share and Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenue	$6,463	$7,403	$13,522	$13,430
Cost of revenue	2,029	2,387	4,297	4,197

Gross margin	4,434	5,016	9,225	9,233

Gross margin %	69%	68%	68%	69%
Operating expenses:
Selling, general and administrative	3,716	3,561	7,417	7,261
Research, development and other technology	1,242	1,371	2,435	2,557
Proxy contest and settlement obligations	1,837	—	1,837	—

Total operating expenses	6,795	4,932	11,689	9,818

Operating income (loss)	(2,361)	84	(2,464)	(585)
Other income (expense):
Interest expense	(37)	(31)	(74)	(69)
Interest income	142	121	246	270
Other, net	(3)	8	16	10

Total other income	102	98	188	211

Net income (loss)	(2,259)	182	(2,276)	(374)
Other comprehensive income (loss):				—
Foreign currency translation	78	(93)	70	(53)
Unrealized gain (loss) on investment securities	30	7	(44)	41

Comprehensive income (loss)	$(2,151)	$96	$(2,250)	$(386)

Net income (loss) per share — basic and diluted	$(0.09)	$0.01	$(0.10)	$(0.02)

Weighted average common shares outstanding:
Basic	23,806,077	23,507,446	23,740,538	23,505,644

Diluted	23,806,077	24,119,360	23,740,538	23,505,644

See accompanying unaudited notes to consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,276)	$(374)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	863	936
Options granted for consulting services	72	6
Net change in operating assets and liabilities	1,818	51

Net cash provided by operating activities	477	619

Cash flows from investing activities:
Capital expenditures	(114)	(141)
Sale and maturity of investment securities, net	1,015	743

Net cash provided by investing activities	901	602

Cash flows from financing activities:
Proceeds from sale of common stock to employees	500	91
Principal payments on obligations under capital leases and notes payable	(129)	(128)

Net cash provided (used) by financing activities	371	(37)

Effect of exchange rate changes on cash	83	(41)

Net increase in cash and cash equivalents	1,832	1,143
Cash and cash equivalents at beginning of period	3,093	2,195

Cash and cash equivalents at end of period	$4,925	$3,338

Supplemental disclosures of cash flow information — cash paid for interest	$78	$79

     See accompanying unaudited notes to consolidated financial statements.

Item 1. Notes to Financial Statements

(1) General

     The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

(2) Current Developments

     In August 2002, the Company identified a single revenue transaction originally recorded in March 2002 that did not meet the revenue recognition criteria established by the Company under generally accepted accounting principles. The transaction related to the sale of a laser system to an international distributor. The Company shipped the laser to the distributor based on a purchase order, but did not receive complete documentation necessary to meet our revenue recognition criteria prior to March 31, 2002. The Company believes that its revenue recognition criteria will be met prior to December 31, 2002; however, no assurance can be given that this will occur. The transaction is not considered to be material; however, the Company has determined that, a correcting adjustment is appropriate. The adjustment is reflected in the condensed consolidated statement of operations for the six months ended June 30, 2002 and the condensed consolidated balance sheet as of June 30, 2002.

     The impact of the correcting adjustment on the statement of operations for the three months ended March 31, 2002 and the six months ended June 30, 2002 is $160,000 reduction of revenue. Net income for the three months ended March 31, 2002 is reduced by $75,000 and net loss for the six months ended June 30, 2002 is increased by $75,000. Within the balance sheet at March 31, 2002 and June 30, 2002, accounts receivable have been reduced by $160,000, inventories have been increased by $61,000, accrued liabilities have been reduced by $24,000 and shareholders’ equity has been reduced by $75,000. No other accounts were affected by the correcting adjustment. The changes to the financial statements for the three months ended March 31, 2002 are further summarized below:

	Three months ended March 31, 2002

(in thousands except per share amounts)	As previously reported	As Adjusted

Revenue	$7,219	$7,059
Net income (loss)	58	(17)
Net income (loss) per share — basic and diluted	0.00	(0.00)
Total current assets	15,310	15,211
Total current liabilities	8,580	8,556
Total shareholders' equity	17,140	17,065

(3) Net Income (Loss) Per Share

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

     Diluted net loss per share is the same as basic loss per share for the three months ended June 30, 2002 and the six months ended June 30, 2002 and 2001, as potential common stock instruments are anti-dilutive. For the three months ended June 30, 2002 and 2001, 4,699,636 and 4,555,609, stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2002 and 2001, 4,699,636 and 4,995,053, stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(2,259)	$182	$(2,276)	$(374)

Common shares outstanding:
Historical common shares outstanding at beginning of period	23,800	23,507	23,600	23,426
Weighted average common shares issued	6	—	141	80

Weighted average common shares outstanding — basic	23,806	23,507	23,741	23,506
Effect of dilution — stock options	—	612	—	—

Weighted average common shares outstanding — diluted	23,806	24,119	23,741	23,506

Net income (loss) per share — basic and diluted	$(0.09)	$0.01	$(0.10)	$(0.02)

(4) Inventories

     Components of inventories are as follows (in thousands):

	June 30, 2002	December 31, 2001

Raw materials	$401	$259
Work in process	467	372
Finished goods	1,173	1,164

	$2,041	$1,795

(5) Deferred Revenue

     Deferred revenue — current in the amounts of $985,000 and $963,000 at June 30, 2002, and December 31, 2001, respectively, relates to payments in advance for various product maintenance contracts, where revenue is initially deferred and amortized over the life of the contract, which is generally one year.

(6) Segment and Geographic Reporting

     An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two reportable geographic segments within this line of business: (1) U.S. Medical and (2) Europe Medical. U.S. Medical and Europe Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and service of the excimer laser unit (“service”). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At June 30, 2002, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2002 and 2001, cost allocations of these functions to Europe Medical have not been performed.

     Generally, all manufacturing activities are performed within the U.S. Medical Segment. Revenue associated with intersegment product transfers to Europe Medical was $322,000 and $212,000 for the three months ended June 30, 2002 and 2001, respectively, and $620,000 and $567,000 for the six months ended June 30, 2002 and 2001, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and six months ended

June 30, 2002 and 2001, intersegment revenue and intercompany profits have been eliminated in the segment information in the tables later in this section.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are generally the same as U.S. Medical products. The Company has received CE mark approval for products that relate to four applications of excimer laser technology — coronary angioplasty, in-stent restenosis, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2002	2001	2002	2001

U.S. Medical	$5,847	$6,782	$12,250	$12,277

Europe Medical	616	621	1,272	1,153

Total revenue	$6,463	$7,403	$13,522	$13,430

Segment net	Three Months Ended June 30,		Six Months Ended June 30,
income (loss):	2002	2001	2002	2001

U.S. Medical	$(2,283)	$79	$(2,381)	$(509)

Europe Medical	24	103	105	135

Total net income (loss)	$(2,259)	$182	$(2,276)	$(374)

	June 30,	December 31,
Segment assets:	2002	2001

U.S. Medical	$23,580	$24,141
Europe Medical	2,002	1,572

Total assets	$25,582	$25,713

(7) Litigation Settlement

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

     The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the year ended December 31, 2000, to reflect the cost of past and current-year royalties to the agreement date, and legal fees related to this lawsuit, offset by the release of the Company’s prior obligation to provide defined medical devices to USSC, which had transferred certain assets to Baxter in July 1999. In addition, Baxter returned to the Company 15 laser systems for resale. The payments for past royalties were to be made in three annual installments, which began in November 2000; accrued liabilities as of June 30, 2002 included $1,595,000 for past royalties that will be paid in November 2002.

(8) Reorganization Costs

     During the three months ended December 31, 2000, reorganization costs primarily associated with the elimination of the direct sales organization in Germany totaled $1,200,000. A rollforward of these costs is summarized below.

	Accrued	Accrued	Amounts	Accrued
	costs as of	costs as of	paid	costs as of
(in thousands)	December 31,	December 31,	during	June 30,
	2000	2001	2002	2002

Termination and severance costs	$700	$187	$(19)	$168
Legal fees	150	—	—	—
Cancellation of contracts and leases	172	4	—	4
Other	38	—	—	—

Total	$1,060	$191	$(19)	$172

     Additional costs of $140,000 relate primarily to a provision for bad debt expense associated with the restructuring as of December 31, 2000. At June 30, 2002, this provision had a balance of $15,000.

     The termination and severance costs primarily relate to eight employees within the sales organization in Germany. Effective January 1, 2001, a direct sales organization was no longer used in Germany; instead, a distributor has been contracted to continue selling the Company’s products in Germany. Substantially all of the remaining reorganization costs accrued at June 30, 2002, are expected to be paid in 2002.

     The change from a direct sales organization resulted in reduced revenue associated with reduced selling prices to our distributor. The reduced revenue was more than offset by increased unit volumes within our disposable products combined with reduced marketing and sales expenses of approximately $1,800,000. As a result, Spectranetics International, B.V. has been profitable in each quarter subsequent to the change to a distributor-based sales model in Germany.

(9) Proxy Contest and Settlement Obligations

     On April 26, 2002, a stockholder of the Company, Steven W. Sweet, filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) in which he nominated two directors for election at the Company’s 2002 Annual Meeting, then scheduled to take place on June 4, 2002. On May 3, 2002, all of the executive officers of the Company signed a letter addressed to Mr. Sweet agreeing to vote in favor of Mr. Sweet’s director nominees. On May 13, 2002, Mr. Sweet, together with Joseph A. Largey, the former President and Chief Executive Officer of the Company, Paul C. Samek, the former Vice President, Finance and Chief Financial Officer of the Company, Lawrence R. McKinley, Sharon L. Sweet, a sibling of Steven W. Sweet (collectively, the “Sweet Group”) and the other executive officers of the Company filed a Schedule 13D with the SEC indicating that they were acting as a group (the “13D Group”) in connection with Mr. Sweet’s proxy solicitation. On May 14, 2002, all of the executive officers of the Company, other than Messrs. Largey and Samek, signed a letter addressed to Mr. Sweet withdrawing from the 13D Group and from Mr. Sweet’s proxy solicitation group and stating their neutrality with respect to any proposals submitted to the stockholders by the Company or the Sweet Group. Subsequently, Mr. Sweet filed additional proxy materials adding four proposals for consideration at the June 4, 2002 Annual Meeting. On May 15, 2002, the Company announced that it had deferred its 2002 Annual Meeting in order to give the Company’s stockholders more time to fully consider recent developments. On May 23, 2002, the Company filed an action in the United States District Court for the District of Delaware against the members of the Sweet Group for violation of federal securities laws.

     On June 6, 2002, the Company reached a definitive agreement that resolved disputes among the Company and the members of the Sweet Group. As part of the settlement, the parties agreed to the following:

•	The withdrawal by the Sweet Group of its director nominees as well as the other matters it had proposed for the Annual Meeting and agreed to vote at the Annual Meeting for the election of Messrs. Geisenheimer and Schulte, who are current members of the Board of Directors, and the Company dismissed with prejudice the lawsuits filed against the Sweet Group.

•	The appointment to the Board of two new directors who are unaffiliated with, and independent of, any of the Company’s current directors and the Sweet Group and who are approved in good faith by the Board and Mr. Sweet, which approval shall not by unreasonably withheld. One of the new directors will fill a vacancy on the Board created by the resignation of Mr. Largey, which became effective on June 18, 2002, and the other new director will replace a current member of the Board, who will retire from the Board upon the appointment of a replacement director. Heidrick & Struggles, a nationally recognized executive recruiting firm, has been retained by the Company to assist in identifying the new directors.

•	The retention by the Company of a nationally recognized consultant to recommend a program for equity incentives, including stock options, for outside directors and to submit the program recommended by the independent consultant to a vote of the stockholders at the Annual Meeting.

     The resolution also settled all claims between the Company and Messrs. Largey and Samek and Ms. Sweet, each of whom has separated from the Company.

     Costs associated with the proxy contest and settlement obligations are shown below (in thousands):

	Costs incurred	Amounts	Accrued
	during quarter	paid	costs as of
	ended June 30,	during	June 30,
	2002	2002	2002

Termination and severance costs	$570	(18)	552
Legal fees paid to Mr. Sweet	100	(100)	—
Legal fees paid to Ms. Sweet	5	(5)	—
Legal fees	751	(28)	723
Public and investor relations	135	—	135
Proxy solicitor	69	—	69
Other advisory fees	151	(43)	108

Total	$1,781	(194)	1,587

     Additional costs of $56,000 relate primarily to costs associated with accelerating the vesting of stock options of the three terminated executives. These costs were recorded as additional paid in capital.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors below. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

     We develop, manufacture, market and service an excimer laser unit and fiber optic delivery system for minimally invasive surgical procedures within the cardiovascular system. Our CVX-300® excimer laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary angioplasty and removal of faulty pacemaker and defibrillator leads. Our laser system competes against alternative technologies including balloon catheters, cardiovascular stents and mechanical atherectomy and thrombectomy devices.

     Our strategy is to develop additional applications for our excimer laser system, increase utilization of our FDA-approved products, and expand our installed base of laser systems. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads, and we secured FDA approval in 2001 to market certain products for use in restenosed (clogged) stents (thin steel mesh tubes used to support the walls of coronary arteries) as a pretreatment prior to brachytherapy (radiation therapy).

     We are currently conducting two FDA-approved clinical trials evaluating the use of our excimer laser system to treat blocked arteries in the upper and lower leg. We completed enrollment in April 2002 in our LACI (Laser Angioplasty for Critical Limb Ischemia) trial, which deals with blockages in the

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

lower leg. We are currently in the patient follow-up phase of the LACI trial, and we anticipate making a submission to the FDA for pre-market approval in early 2003. We completed enrollment in December 2001 in our PELA (Peripheral Excimer Laser Angioplasty) trial, which deals with blockages in the upper leg. We are currently in the patient follow-up phase of the PELA trial. These trials are on schedule to result in additional FDA-approved applications in the United States during late 2003 or early 2004, if successful.

Results of Operations

     The following table summarizes key supplemental financial information for the last 5 quarters.

	2001			2002

	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr

Worldwide laser placements
Gross laser placements *	6	7	6	12	9
Buy-backs/returns	(3)	(3)	(1)	(2)	(5)

Net laser placements	3	4	5	10	4
Total lasers placed	318	322	327	337	341
(000’s, except per share and percentages)
Laser Revenue:
Equipment sales	$981	$932	$689	$1,008	$461
Rental fees	389	381	438	369	391

Total	1,370	1,313	1,127	1,377	852
Disposable products revenue	5,070	4,900	4,923	4,667	4,552
Service revenue	928	934	949	942	963
Total revenue	7,403	7,214	7,164	7,059	6,463
Gross margin (%)	68%	70%	71%	68%	69%
Selling, general and administrative expenses	3,561	3,441	3,575	3,701	3,716
Research, development and other technology expenses	1,371	1,181	1,177	1,193	1,242
Proxy contest and settlement obligations	—	—	—	—	1,837
Total operating expenses	4,932	4,622	4,752	4,894	6,795
Operating income (loss)	84	433	309	(103)	(2,361)
Net income (loss)	182	522	442	(17)	(2,259)
Net income (loss) per share — Basic and diluted	0.01	0.02	0.02	(0.00)	(0.09)
Cash flow generated (used)**	578	1,041	(519)	157	617

*	Represents lasers sold, rented, or placed for evaluation at a new customer location.

**	Cash flow generated (used) is a result of the net change in cash, cash equivalents, and investment securities available for sale (current and long-term) during the periods presented.

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

     Revenue in the second quarter of 2002 was $6,463,000, down $940,000, or 13 percent, from the second quarter of 2001. The decrease is due to a 38 percent decrease in equipment revenue and a 10 percent decrease in disposable revenue, partially offset by a four percent increase in service revenue.

     Equipment revenue decreased 38 percent primarily as a result of lower selling prices realized from the $90,000 special price promotion in the 2002 period, combined with lower than expected laser placements. The $90,000 promotional price compares with a list price of $249,000, and we anticipate the termination of this special promotion on September 30, 2002. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) five laser units in the second quarter of 2002, which represents no change from the five units sold in the second quarter of 2001. For the three months ended June 30, 2002, we had net placements (sold, rented or placed for evaluation) of four excimer laser systems compared with three in 2001 bringing the installed base up to 341 excimer laser systems (243 in the United States).

     The 10 percent decrease in disposable products revenue, which consists of single-use catheter products, is attributable to a 14 percent decrease in atherectomy catheters and a five percent decrease in lead removal products.

     Service revenue increased four percent in the second quarter of 2002 due to the larger installed base of the Company’s excimer laser systems. At June 30, 2002, the installed base included 341 excimer laser systems compared with 318 at June 30, 2001.

     Gross margin increased to 69 percent during the three months ended June 30, 2002, from 68 percent for the second quarter of 2001. This increase was primarily due to a higher product mix of disposable products revenue compared with 2001. Disposable products revenue generates higher gross margins than equipment revenue.

     Operating expenses, excluding proxy contest charges and settlement obligations of $1,837,000, were $4,958,000 in the second quarter of 2002, consistent with $4,932,000 in the second quarter of 2001.

     Selling, general and administrative expenses increased four percent to $3,716,000 for the three months ended June 30, 2002 from $3,561,000 in the second quarter of 2001. The increase is due to:

•	Selling expenses increased approximately $400,000 in the quarter compared with last year as a result of the following:

•	Approximately $300,000 relates to personnel-related expenses associated with our field sales force.

•	Approximately $100,000 related to marketing materials associated with the support of our coronary and lead removal applications.

•	General and administrative expenses decreased approximately $250,000 in the quarter compared with last year as a result of the following:

•	Approximately $150,000 relates to reduced legal expenses as a result of the settlement of litigation with Cook Vascular, Inc. in the prior year. No costs of this nature were incurred within general and administrative expenses during the quarter ended June 30, 2002.

•	Approximately $100,000 relates to reduced personnel-related costs as a result of the termination of the Company’s President and Chief Executive Officer, Chief Financial Officer, and Vice President, Corporate Relations during the quarter.

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

     Research, development and other technology expenses decreased nine percent to $1,242,000 for the second quarter of 2002 from $1,371,000 in the second quarter of 2001. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to decreased royalties as a result of decreased royalty-bearing revenue, partially offset by increased research and development expenses associated with the second generation laser sheath used for our lead removal application.

     Proxy contest charges and settlement obligations totaled $1,837,000. See further discussion of these costs contained in footnote (9) to our financial statements.

     Interest income increased to $142,000 during the quarter ended June 30, 2002, from $121,000 in 2001, due to higher average cash and investment balances offset by lower investment yield within our investment portfolio, which consists of short-term government and corporate bonds.

     Net loss for the three months ended June 30, 2002, was $2,259,000 compared with a net income of $182,000 in 2001. The net loss was primarily due to proxy contest charges and settlement obligations of $1,837,000 and decreased revenue discussed above.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2002, as compared with the three months ended June 30, 2001, caused a decrease in consolidated revenue and operating expenses of less than one percent.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

     Revenue for the six months ended June 30, 2002 was $13,522,000, an increase of one percent from the six months ended June 30, 2001. The increase is due to a six percent increase in equipment revenue and a three percent increase in service revenue, partially offset by a two percent decrease in disposable revenue.

     For the six months ended June 30, 2002, we placed 14 new excimer laser systems compared with six during the six months ended June 30, 2001. The increase in equipment placement activity is part of an emphasis in 2002 on equipment placements. The equipment revenue increase is primarily due to revenue from sales conversions of rental and evaluation units during the first quarter of 2002, which was driven by the $90,000 special price promotion on laser equipment.

     The decrease in disposable products revenue, which consists of single-use catheter products, is attributable to a one percent decrease in sales of atherectomy catheters and a three percent decrease in sales of lead removal products.

     Service revenue increased three percent in the six months ended June 30, 2002 due to the larger installed base of the Company’s excimer laser systems. At June 30, 2002, the installed base included 341 excimer laser systems, compared with 318 at June 30, 2001.

     Gross margin decreased to 68 percent during the six months ended June 30, 2002, from 69 percent for the six months ended June 30, 2001. This decrease was due to a shift in product mix to a higher proportion of excimer laser systems, which generate lower margins than disposable products.

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

     Operating expenses, excluding proxy contest charges and settlement obligations of $1,837,000, increased slightly in the six months ended June 30, 2002 to $9,852,000, compared with $9,818,000 for the six months ended June 30, 2001.

     Selling, general and administrative expenses increased two percent to $7,417,000 for the six months ended June 30, 2002 from $7,261,000 in the six months ended June 30, 2001. This increase is due to:

•	Selling expenses increased approximately $400,000 compared with last year as a result of the following:

•	Approximately $300,000 relates to personnel-related expenses associated with our field sales force.

•	Approximately $100,000 related to marketing materials associated with the support of our coronary and lead removal applications.

•	General and administrative expenses decreased approximately $250,000 compared with last year as a result of the following:

•	Approximately $150,000 relates to reduced legal expenses as a result of the settlement of litigation with Cook Vascular, Inc. in the prior year. No costs of this nature were incurred within general and administrative expenses during the six months ended June 30, 2002.

•	Approximately $100,000 relates to reduced personnel-related costs as a result of the termination of the Company’s President and Chief Executive Officer, Chief Financial Officer, and Vice President, Corporate Relations during the six months ended June 30, 2002.

     Research, development and other technology expenses of $2,435,000 for the six months ended June 30, 2002 represent a decrease of five percent from $2,557,000 for the six months ended June 30, 2001. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to decreased royalties as a result of decreased royalty-bearing revenue, partially offset by increased research and development expenses associated with the second generation laser sheath used for our lead removal application.

     Proxy contest charges and settlement obligations totaled $1,837,000. See further discussion of these costs contained in footnote (9) to our financial statements.

     Interest income decreased in 2002 to $246,000 from $270,000 in 2001 due to lower investment yields within our investment portfolio, which consists of short-term government and corporate bonds.

     Net loss for the six months ended June 30, 2002, was $2,276,000, compared with a net loss of $374,000 in 2001. Net loss, excluding proxy contest charges and settlement obligations, was $439,000.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2002, as compared with the six months ended June 30, 2001, caused a decrease in consolidated revenue and operating expenses of less than one percent.

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

Liquidity and Capital Resources

     As of June 30, 2002, we had cash, cash equivalents and investment securities of $13,658,000, an increase of $774,000 from $12,884,000 at December 31, 2001.

     Cash provided by operations during the six months ended June 30, 2002, totaled $477,000, consisting of $574,000 of cash provided by a decrease in accounts receivable, $1,408,000 provided by an increase in accounts payable and accrued liabilities, increased deferred revenues of $150,000 and $68,000 from a decrease in other assets and equipment held for rental or loan. This was partially offset by cash loss (net loss plus depreciation and amortization) of $1,341,000, increased inventories of $209,000 and an increase of $173,000 in prepaid expenses and other current assets.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending net accounts receivable balance by the average daily sales for the period. Inventory turns are calculated by dividing annualized cost of sales for the period by ending inventory.

	June 30, 2002	December 31, 2001

Days Sales Outstanding	59	59
Inventory Turns	4.0	4.7

     Cash provided by investing activities of $901,000 for the six months ended June 30, 2002, was due primarily to the maturity of $1,015,000 of investment securities, partially offset by capital expenditures of $114,000.

     Cash provided by financing activities was $371,000, and is comprised of $500,000 of proceeds from the sale of common stock to employees through stock option exercises and the employee stock purchase plan, offset by $129,000 of principal payments on debt and capital lease obligations. At June 30, 2002, total debt, including capital lease obligations was $107,000.

     At June 30, 2002, and December 31, 2001, we had placed a number of laser systems on rental and loan programs. A total of $4,804,000 and $5,089,000 was recorded as equipment held for rental or loan at June 30, 2002, and December 31, 2001, respectively, and is being depreciated over three to five years.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program — This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of June 30, 2002, 52 laser units were in place under the evergreen rental program.

(2)	Evaluation programs — We “loan” a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of June 30, 2002, 23 laser units were in place under the evaluation program.

     During the six months ended June 30, 2002, we implemented a price promotion in which we are offering lasers for sale at $90,000, compared with a list price of $249,000, and have arranged for a third-party leasing company to provide financing for our customers, if necessary. In addition, we anticipate that some customers currently on the Evergreen rental program may decide to purchase their lasers at the $90,000 price. We anticipate continuation of this price promotion through September 30, 2002.

     We believe our liquidity and capitalization as of June 30, 2002 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders.

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

     No goodwill amortization was recorded during the three and six months ended June 30, 2002 or 2001, respectively.

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred net losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred a net loss in the second quarter of 2002. At June 30, 2002, we had accumulated $78 million in net

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. No assurance can be given that we will be able to achieve or maintain profitability in the future.

     We May be Unable to Recruit a Qualified Chief Executive Officer. Although we have retained an executive recruiting firm to identify potential candidates for the position of Chief Executive Officer, no assurance can be given that a qualified candidate will be identified or, if one is identified, available for hire at terms that are agreeable to us.

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

     Our Products May Not Be Accepted in Their Markets. Excimer laser technology competes with more established therapies for restoring circulation to clogged or obstructed arteries such as balloon angioplasty and stent implantation. Market acceptance of the excimer laser system depends on our ability to provide adequate clinical and economic data that shows the clinical efficacy and cost effectiveness of, and patient benefits from, excimer laser atherectomy and lead removal.

     We May Be Unable To Compete Successfully With Bigger Companies in Our Highly Competitive Industry. Our primary competitors are manufacturers of products used in competing therapies, such as:

•	balloon angioplasty, which uses a balloon to push obstructions out of the way;

•	stent implantation;

•	open chest bypass surgery; and

•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages.

     We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete worldwide with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with devices manufactured by VascoMed.

     Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts. We expect competition to intensify.

     We believe that the primary competitive factors in the interventional cardiovascular market are:

•	the ability to treat a variety of lesions safely and effectively;

•	the impact of managed care practices, related reimbursement to the health care provider, and procedure costs;

•	ease of use;

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

•	size and effectiveness of sales forces; and

•	research and development capabilities.

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

     Laser placement is a barrier to accessing patient cases for which our disposable products may be suited. Many competing products do not require an up-front investment in the form of a capital equipment purchase, lease, or rental.

     Failure of Third Parties To Reimburse Medical Providers for Our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payers, such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty, laser atherectomy requires the purchase or lease of expensive capital equipment. In some circumstances, the amount reimbursed to a hospital for procedures involving our products may not be adequate to cover a hospital’s costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued cost containment measures by third-party payers could hurt our business in the future.

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

     Failures in Clinical Trials May Hurt Our Business and Our Stock Price. All of Spectranetics’ potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in large clinical trials. Companies in the medical device industry have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials, after apparently promising results had been obtained in earlier trials.

     The development of safe and effective products is uncertain and subject to numerous risks. The product development process may take several years, depending on the type, complexity, novelty and intended use of the product. Larger competitors are able to offer larger financial incentives to their customers to support their clinical trials. Enrollment in our clinical trials may be adversely affected by clinical trials financed by our larger competitors. Product candidates that may appear to be promising in development may not reach the market for a number of reasons.

     Product candidates may:

•	be found ineffective;

•	take longer to progress through clinical trials than had been anticipated; or

•	require additional clinical data and testing.

     We cannot guarantee that we will gain FDA approval to market the use of our excimer laser system to treat blocked arteries in the upper and lower leg. If we do not receive these FDA approvals, our business will suffer.

     Our European Operations May Not Be Successful or May Not Be Able To Achieve Revenue Growth. In January 2001 we established a distributor relationship in Germany, and now utilize distributors throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success.

     We Are Exposed to the Problems That Come From Having International Operations. For the six months ended June 30, 2002, our revenue from international operations represented 11 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology. Although we have established reserves for royalty payment obligations based on a process of calculating royalty obligations associated with our licensed technology, the process involves management estimates that require judgement and there can be no assurance that these reserves will be adequate.

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

     Our Stock Price May Continue To Be Volatile. The market price of our common stock, similar to other small-cap medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

•	fluctuations in operating results;

•	announcements of technological innovations or new products by Spectranetics or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights;

•	public concern regarding the safety of products developed by Spectranetics or others;

•	recent management change;

•	general market conditions; and

•	financing of future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition (cont'd)

     Protections Against Unsolicited Takeovers in Our Rights Plan, Charter and Bylaws May Reduce or Eliminate Our Stockholders’ Ability To Resell Their Shares at a Premium Over Market Price. We have a stockholders’ rights plan that may prevent an unsolicited change of control of Spectranetics. The rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. Under the rights plan, rights to purchase preferred stock in certain circumstances have been issued to holders of outstanding shares of common stock, and rights will be issued in the future for any newly issued common stock. Holders of the preferred stock are entitled to certain dividend, voting and liquidation rights that could make it more difficult for a third party to acquire Spectranetics.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2002, as compared with the six months ended June 30, 2001, caused a decrease in consolidated revenue and operating expenses of less than one percent.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and long-term debt. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. (These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities and corporate bonds.) Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily included money market accounts. Our long-term debt consists of obligations with fixed interest rates ranging from 5.75 percent to 8 percent. The Company does not consider the potential losses in future earnings, cash flows and fair values from reasonable near-term changes in exchange rates or interest rates to be material.

Part II.—OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on August 5, 2002.

(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2005.

	For	Withheld

Emile J. Geisenheimer	18,507,108	3,050,191
John G. Schulte	18,779,395	2,777,904

Marvin L. Woodall retired from the Board in May 2002 for personal reasons and James A. Lent was appointed to complete his term. Joseph A. Largey resigned from the Board in June 2002. Cornelius C. Bond, Jr., R. John Fletcher, Joseph M. Ruggio, M.D. continued their terms of office as directors after the meeting.

(2)	The appointment of KPMG LLP as independent auditors of the Company for fiscal year 2002 was ratified:

In favor: Against: Abstain:	21,262,029 213,349 81,921

(3)	The 1997 Equity Participation Plan was amended to provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 1,500,000 shares.

In favor: Against: Abstain:	18,543,550 2,859,879 153,870

(4)	The 1997 Equity Participation was amended to revise existing equity incentive provisions for non-employee directors with provisions recommended by an independent consultant.

In favor: Against: Abstain:	18,720,677 2,617,855 218,767

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.2(a) First Amendment to the Bylaws of the Company (filed as an exhibit to the Company’s Current Report on Form 8-K on June 7, 2002 and incorporated herein by reference)

3.2(b) Second Amendment to the Bylaws of the Company

10.26 Agreement of Compromise and Settlement, dated June 6, 2002 (the “Settlement Agreement”), by and among the Company, on the one hand, and Steven Sweet, Joseph Largey, Paul Samek, Lawrence McKinley, acting solely in his individual capacity, and Sharon Sweet, on the other hand (filed as an exhibit to the Company’s Current Report on Form 8-K on June 7, 2002 and incorporated herein by reference)

10.27 Settlement Agreement between the Company and Joseph Largey, dated as of June 6, 2002 (filed as an exhibit to the Settlement Agreement on the Company’s Current Report on Form 8-K on June 7, 2002 and incorporated herein by reference)

10.28 Settlement Agreement between the Company and Paul Samek, dated as of June 6, 2002 (filed as an exhibit to the Settlement Agreement on the Company’s Current Report on Form 8-K on June 7, 2002 and incorporated herein by reference)

10.29 Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002

10.30 Fourth Amendment to the 1997 Equity Participation Plan

10.31 Fifth Amendment to the 1997 Equity Participation Plan

(b)	Reports on Form 8-K

     On May 14, 2002, the Company filed a Current Report on Form 8-K which includes as an exhibit a press release dated May 10, 2002, announcing that the Company’s Board of Directors had appointed Emile Geisenheimer, its Chairman of the Board, as acting Chief Executive Officer to replace Joseph A. Largey, and that Paul C. Samek also had been removed as Chief Financial Officer. The Current Report on Form 8-K and the press release are incorporated by reference herein.

     On May 15, 2002, the Company filed a Current Report on Form 8-K which includes as an exhibit a press release dated May 15, 2002, announcing that the Company’s Annual Meeting of Shareholders had been deferred. The Current Report on Form 8-K and the press release are incorporated by reference herein.

     On June 7, 2002, the Company filed a Current Report on Form 8-K which included as an exhibit a press release dated June 6, 2002 announcing that the Company had reached a definitive agreement with the Sweet Group to resolve all disputes. The Company also announced that it adopted an amendment to the Company’s Bylaws which provides, among other things, that a stockholder must give timely notice in writing to the Company of any nominations or other business to be properly brought before an annual or special meeting. The Current Report and the exhibits filed therewith are incorporated by reference herein.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)

August 14, 2002	By: /s/ Emile Geisenheimer Emile Geisenheimer Acting Chief Executive Officer

August 14, 2002	By: /s/ Guy A. Childs Guy A. Childs Acting Chief Financial Officer

24

INDEX TO EXHIBITS

EXHIBITS
NUMBERS	DESCRIPTION

3.2(b)	Second Amendment to the Bylaws of the Company
10.29	Form of Indemnification Agreement entered into between
the Company and each of its directors as of May 10, 2002
10.30	Fourth Amendment to the 1997 Equity Participation Plan
10.31	Fifth Amendment to the 1997 Equity Participation Plan

25