Form 10-Q
period 2002-09-30
SPECTRANETICS CORP
filed 2002-11-14
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19711

The Spectranetics Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0997049 (I.R.S. Employer Identification No.)

96 Talamine Court
Colorado Springs, Colorado 80907
(719) 633-8333
(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 7, 2002, there were 23,877,744 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,127	$3,093
Investment securities available for sale	7,226	2,046
Trade accounts receivable, net of allowances	3,826	4,717
Inventories	2,178	1,795
Prepaid expenses and other	874	900

Total current assets	19,231	12,551
Property and equipment, net	3,550	4,119
Intangible assets, net	886	1,015
Other assets	32	283
Long-term investment securities available for sale	1,507	7,745

Total Assets	$25,206	$25,713

Liabilities and Shareholders’ Equity:
Liabilities:
Current liabilities:
Accounts payable and accrued liabilities	$8,538	$7,835
Deferred revenue	1,100	963
Current portion of long-term debt	66	153
Current portion of capital lease obligations	7	16

Total current liabilities	9,711	8,967

Other long-term liabilities	153	30
Long-term debt and capital lease obligations, net of current portion	16	59

Total long-term liabilities	169	89

Total liabilities	9,880	9,056

Shareholders’ Equity:
Preferred stock, $.001 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value Authorized 60,000,000 shares; issued and outstanding 23,877,744 and 23,599,500 shares, respectively	24	24
Additional paid-in capital	93,350	92,638
Accumulated other comprehensive loss	(270)	(276)
Accumulated deficit	(77,778)	(75,729)

Total shareholders’ equity	15,326	16,657

Total Liabilities and Shareholders’ Equity	$25,206	$25,713

See accompanying unaudited notes to consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(In Thousands, Except Percentages, Share and Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue	$7,157	$7,214	$20,679	$20,644
Cost of revenue	2,363	2,159	6,660	6,356

Gross margin	4,794	5,055	14,019	14,288

Gross margin %	67%	70%	68%	69%
Operating expenses:
Selling, general and administrative	3,556	3,441	10,973	10,702
Research, development and other technology	1,096	1,181	3,531	3,738
Proxy contest and settlement obligations	—	—	1,837	—

Total operating expenses	4,652	4,622	16,341	14,440

Operating income (loss)	142	433	(2,322)	(152)
Other income (expense):
Interest expense	(37)	(36)	(111)	(105)
Interest income	114	127	360	397
Other, net	8	(2)	24	8

Total other income	85	89	273	300

Net income (loss)	227	522	(2,049)	148
Other comprehensive income (loss):
Foreign currency translation	(20)	31	50	(22)
Unrealized gain (loss) on investment securities	—	—	(44)	41

Comprehensive income (loss)	$207	$553	$(2,043)	$167

Net income (loss) per share — basic and diluted	$0.01	$0.02	$(0.09)	$0.01

Weighted average common shares outstanding:
Basic	23,875,578	23,585,476	23,786,046	23,559,655

Diluted	23,978,193	24,069,467	23,786,046	24,105,377

See accompanying unaudited notes to consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,049)	$148
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,280	1,345
Options granted for consulting services	81	29
Net change in operating assets and liabilities	1,342	39

Net cash provided by operating activities	654	1,561

Cash flows from investing activities:
Capital expenditures	(174)	(176)
Sale and maturity of investment securities, net	1,015	691

Net cash provided by investing activities	841	515

Cash flows from financing activities:
Proceeds from sale of common stock to employees	614	203
Principal payments on obligations under capital leases and long-term debt	(147)	(144)

Net cash provided (used) by financing activities	467	59

Effect of exchange rate changes on cash	72	(3)

Net increase in cash and cash equivalents	2,034	2,132
Cash and cash equivalents at beginning of period	3,093	2,195

Cash and cash equivalents at end of period	$5,127	$4,327

Supplemental disclosures of cash flow information — cash paid for interest	$114	$114

See accompanying unaudited notes to consolidated financial statements.

Item 1. Notes to Financial Statements

     A detailed discussion of our critical accounting policies is included in our latest Annual Report on Form 10-K. The primary critical accounting policies used in the preparation of our financial statements include revenue recognition, allowances for doubtful accounts and sales returns, and accrued warranty and royalty obligations.

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

     Diluted net loss per share is the same as basic loss per share for the nine months ended September 30, 2002, as potential common stock instruments are anti-dilutive. For the three months ended September 30, 2002 and 2001, 4,717,863 and 4,470,911 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2002 and 2001, 4,818,745 and 4,249,890 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$227	$522	$(2,049)	$148

Common shares outstanding:
Historical common shares outstanding at beginning of period	23,811	23,507	23,600	23,426
Weighted average common shares issued	65	78	186	134

Weighted average common shares outstanding — basic	23,876	23,585	23,786	23,560
Effect of dilution — stock options	102	484	—	545

Weighted average common shares outstanding — diluted	23,978	24,069	23,786	24,105

Net income (loss) per share — basic and diluted:	$0.01	$0.02	$(0.09)	$0.01

(3) Inventories

     Components of inventories are as follows (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$359	$259
Work in process	849	372
Finished goods	970	1,164

	$2,178	$1,795

(4) Deferred Revenue

     Deferred revenue — current in the amounts of $1,100,000 and $963,000 at September 30, 2002, and December 31, 2001, respectively, relates to payments in advance for various product maintenance contracts, where revenue is initially deferred and recognized ratably over the life of the contract, which is generally one year.

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

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and service of the excimer laser unit (“service”). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At September 30, 2002, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2002 and 2001, cost allocations of these functions to Europe Medical have not been performed.

     Generally, all manufacturing activities are performed within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $345,000 and $235,000 for the three months ended September 30, 2002 and 2001, respectively, and $965,000 and $802,000 for the nine months ended September 30, 2002 and 2001, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the three and nine months ended September 30, 2002 and 2001, intersegment revenue and intercompany profits have been eliminated in the segment information in the tables later in this section.

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

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Revenue:
U.S. Medical	$6,535	$6,688	$18,785	$18,965
Europe Medical	622	526	1,894	1,679

Total revenue	$7,157	$7,214	$20,679	$20,644

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Segment net Income (loss):
U.S. Medical	$240	$518	$(2,141)	$9
Europe Medical	(13)	4	92	139

Total net income (loss)	$227	$522	$(2,049)	$148

	September 30,	December 31,
	2002	2001
Segment assets:
U.S. Medical	$23,156	$24,141
Europe Medical	2,050	1,572

Total assets	$25,206	$25,713

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

     The Company is required to pay a royalty through the life of the patents. In addition, the Company recorded a net charge of $3,654,000 during the year ended December 31, 2000, to reflect the cost of past and current-year royalties to the agreement date, and legal fees related to this lawsuit, offset by the release of the Company’s prior obligation to provide defined medical devices to USSC, which had transferred certain assets to Baxter in July 1999. In addition, Baxter returned to the Company 15 laser systems for resale. The payments for past royalties are to be made in three annual installments, which began in November 2000; accrued liabilities as of September 30, 2002 include $1,630,000 for past royalties that will be paid in November 2002.

(7) Reorganization Costs

     During the three months ended December 31, 2000, reorganization costs primarily associated with the elimination of the direct sales organization in Germany totaled $1,200,000. A rollforward of these costs is summarized below.

	Accrued	Accrued	Amounts	Accrued
	costs as of	costs as of	paid	costs as of
	December 31,	December 31,	during	September 30,
	2000	2001	2002	2002

(in thousands)
Termination and severance costs	$700	$187	$(45)	$142
Legal fees	150	—	—	—
Cancellation of contracts and leases	172	4	—	4
Other	38	—	—	—

Total	$1,060	$191	$(45)	$146

     Additional costs of $140,000 relate primarily to a provision for bad debt expense associated with the restructuring as of December 31, 2000. At September 30, 2002, this provision had a balance of $15,000.

     The termination and severance costs primarily relate to eight employees within the sales organization in Germany. Effective January 1, 2001, a direct sales organization is no longer used in Germany; instead, a distributor has been contracted to sell the Company’s products in Germany. Substantially all of the remaining reorganization costs accrued at September 30, 2002, are expected to be paid in 2002.

     The change from a direct sales organization resulted in reduced revenue associated with reduced selling prices to our distributor. The reduced revenue was more than offset by increased unit volumes within our disposable products combined with reduced annual marketing and sales expenses of approximately $1,800,000. As a result, Spectranetics International, B.V. has been profitable in six of the seven quarters subsequent to the change to a distributor-based sales model in Germany.

(8) Proxy Contest and Settlement Obligations

     On April 26, 2002, a stockholder of the Company, Steven W. Sweet, filed a preliminary proxy statement with the SEC in which he nominated two directors for election at the Company’s 2002 Annual Meeting, then scheduled to take place on June 4, 2002. On May 3, 2002, all of the executive officers of the Company signed a letter addressed to Mr. Sweet agreeing to vote in favor of Mr. Sweet’s director nominees. On May 13, 2002, Mr. Sweet, together with Joseph A. Largey, the former President and Chief Executive Officer of the Company, Paul C. Samek, the former Vice President, Finance and Chief Financial Officer of the Company, Lawrence R. McKinley, Sharon L. Sweet, a sibling of Steven W. Sweet (collectively, the “Sweet Group”) and the other executive officers of the Company filed a Schedule 13D with the SEC indicating that they were acting as a group (the “13D Group”) in connection with Mr. Sweet’s proxy solicitation. On May 14, 2002, all of the executive officers of the Company, other than Messrs. Largey and Samek, signed a letter addressed to Mr. Sweet withdrawing from the 13D Group and from Mr. Sweet’s proxy solicitation group and stating their neutrality with respect to any proposals submitted to the stockholders by the Company or the Sweet Group. Subsequently, Mr. Sweet filed additional proxy materials adding four proposals for consideration at the June 4, 2002 Annual Meeting. On May 15, 2002, the Company announced that it had deferred its 2002 Annual Meeting in order to give the Company’s stockholders more time to fully consider recent developments. On May 23, 2002, the Company filed an action in the United States District Court for the District of Delaware against the members of the Sweet Group for violation of federal securities laws.

     On June 6, 2002, the Company reached a definitive agreement that resolved disputes among the Company and the members of the Sweet Group. As part of the settlement, the parties agreed to the following:

•	The withdrawal by the Sweet Group of its director nominees as well as the other matters it had proposed for the Annual Meeting and agreed to vote at the Annual Meeting for the election of Messrs. Geisenheimer and Schulte, who are current members of the Board of Directors, and the Company dismissed with prejudice the lawsuits filed against the Sweet Group.

•	The appointment to the Board of two new directors who are unaffiliated with, and independent of, any of the Company’s current directors and the Sweet Group and who are approved in good faith by the Board and Mr. Sweet, which approval shall not by unreasonably withheld. One of the new directors will fill a vacancy on the Board created by the resignation of Mr. Largey, which became effective on June 18, 2002, and the other new director will replace a current member of the Board, who will retire from the Board upon the appointment of a replacement director. Heidrick & Struggles, a nationally recognized executive recruiting firm, has been retained by the Company to assist in identifying the new directors.

•	The retention by the Company of a nationally recognized consultant to recommend a program for equity incentives, including stock options, for outside directors and to submit the program recommended by the independent consultant to a vote of the stockholders at the Annual Meeting.

     The resolution also settled all claims between the Company and Messrs. Largey and Samek and Ms. Sweet, each of whom has separated from the Company.

     Costs associated with the proxy contest and settlement obligations are shown below (in thousands):

	Costs incurred
	during nine months	Amounts	Accrued
	ended	paid	costs as of
	September 30,	during	September 30,
	2002	2002	2002

Termination and severance costs	$570	(190)	380
Legal fees reimbursed to Mr. Sweet	100	(100)	—
Legal fees	756	(653)	103
Public and investor relations	135	—	135
Proxy solicitor	69	—	69
Other advisory fees	151	(145)	6

Total	$1,781	(1,088)	693

     Additional costs of $56,000 relate primarily to costs associated with accelerating the vesting of stock options of the three terminated executives. These costs were recorded as additional paid in capital. We expect to pay most of the remaining liabilities, except for certain termination and severance costs, by December 31, 2002.

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

     In addition to our core business described above, we also manufacture and distribute certain products as an original equipment manufacturer for other medical device companies. Revenue from this business represents less than 2% of consolidated revenue and profits have historically been in the range of $100,000 to $200,000 per year. Revenue within this business is derived primarily from one customer and we have been notified by this customer that they are in the process of moving the business to another supplier. As a result, we do not expect revenue in future quarters from this customer. We are evaluating costs associated with this business and will take the appropriate steps to mitigate the impact on our profitability related to the loss of this customer.

     Our strategy is to develop additional applications for our excimer laser system, increase utilization of our FDA-approved products, and expand our installed base of laser systems. We plan to remain focused on profitability as we work towards the execution of our strategy.

     In 1993, the FDA approved for commercialization our CVX-300 laser system and the first generation of our fiber optic coronary angioplasty catheters. Several improvements and additions to our coronary angioplasty product line have been made since 1993 and have been approved for commercialization by the FDA. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads, and we secured FDA approval in 2001 to market certain products for use in restenosed (clogged) stents (thin steel mesh tubes used to support the walls of coronary arteries) as a pretreatment prior to brachytherapy (radiation therapy).

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

Results of Operations

     The following table summarizes key supplemental financial information for the last 5 quarters.

	2001		2002

	3rd Qtr	4th	Qtr	1st Qtr	2nd Qtr	3rd Qtr

Laser sales summary:
Laser sales from inventory	3	2	5		2	9
Laser sales from evaluation/rental units	3	3	7		3	6

Total laser sales	6	5	12		5	15
Worldwide installed base summary:
Laser sales from inventory	3	2	5		2	9
Rental placements	0	2	2		0	0
Evaluation placements	4	2	5		7	7

Laser placements during quarter	7	6	12		9	16
Buy-backs/returns during quarter	(3)	(1)	(2)		(5)	(3)

Net laser placements during quarter	4	5	10		4	13
Total lasers placed at end of quarter	322	327	337		341	354
(000’s, except per share and percentages)
Laser Revenue:
Equipment sales	$932	$689	$1,008		$461	$1,245
Rental fees	381	438	369		391	329

Total	1,313	1,127	1,377		852	1,574
Disposable products revenue	4,900	4,923	4,667		4,552	4,649
Service revenue	934	949	942		963	925
Total revenue	7,214	7,164	7,059		6,463	7,157
Gross margin (%)	70%	71%	68%		69%	67%
Selling, general and administrative expenses	3,441	3,575	3,701		3,716	3,556
Research, development and other technology expenses	1,181	1,177	1,193		1,242	1,096
Proxy contest and settlement obligations	—	—	—		1,837	—
Total operating expenses	4,622	4,752	4,894		6,795	4,652
Operating income (loss)	433	309	(103)		(2,361)	142
Net income (loss)	522	442	(17)		(2,259)	227
Net income (loss) per share- basic and diluted	0.02	0.02	(0.00)		(0.09)	0.01
Cash flow generated (used)*	1,041	(519)	157		617	202

* Cash flow generated (used) is a result of the net change in cash, cash equivalents, and investment securities available for sale (current and long-term) during the periods presented. This does not represent cash flow as defined by generally accepted accounting principles, however, management believes the amounts shown to be a better measure of cash flow based on our Company's operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

     Revenue in the third quarter of 2002 was $7,157,000, down one percent, from $7,214,000 during the third quarter of 2001. The decrease is due to a five percent decrease in disposable revenue, partially offset by a twenty percent increase in equipment revenue.

     Equipment revenue increased 20 percent primarily as a result of increased laser sales resulting from the $90,000 special price promotion, which ended September 30, 2002. During the three months ended September 30, 2002, our installed base of laser systems grew from 341 to 354, a net increase of 13 laser systems as compared with a net increase in our installed base of four laser systems during the comparable quarter last year. We sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) 15 laser units in the third quarter of 2002, compared with six units sold in the third quarter of 2001.

     The five percent decrease in disposable products revenue, which consists of single-use catheter products, is attributable to a 13 percent decrease in atherectomy catheters, partially offset by a three percent increase in lead removal products. The decrease in disposable products revenue is primarily due to large orders from several accounts in the third quarter of 2001. We have not observed decreased catheter utilization in these accounts and expect them to re-order as their inventory levels are reduced.

     Service revenue in the third quarter of 2002 was essentially unchanged from the third quarter of 2001.

     Gross margin was 67 percent during the three months ended September 30, 2002, compared with 70 percent for the third quarter of 2001. This decrease was primarily due to a higher product mix of equipment revenue compared with 2001. Equipment revenue generates lower gross margins than disposable products and service revenue, especially during the $90,000 special price promotion noted previously.

     Operating expenses, were $4,652,000 in the third quarter of 2002, consistent with $4,622,000 in the third quarter of 2001.

     Selling, general and administrative expenses increased three percent to $3,556,000 for the three months ended September 30, 2002 from $3,441,000 in the third quarter of 2001. The increase is due to:

•	Selling expenses increased approximately $390,000 in the quarter compared with last year as a result of the following:

•	Approximately $320,000 relates to personnel-related expenses associated with an increase of five additional employees in our field sales force compared with last year.

•	Approximately $70,000 relates to physician training costs, consistent with a higher number of physicians trained, compared with last year, for use of our technology for coronary angioplasty and the removal of pacemaker and defibrillator leads.

•	General and administrative expenses decreased approximately $270,000 in the quarter compared with last year, primarily as a result of reduced personnel-related costs as a result of

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

the termination of the Company’s President and Chief Executive Officer, Chief Financial Officer, and Vice President, Corporate Relations during the second quarter of 2002.

     Research, development and other technology expenses decreased seven percent to $1,096,000 for the third quarter of 2002 from $1,181,000 in the third quarter of 2001. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to decreased research and development and clinical studies costs, partially offset by increased royalties as a result of increased royalty-bearing revenue. Research and development costs decreased as a result of the completion of development on the second generation laser sheath used to remove pacemaker and defibrillator leads. Clinical studies costs, compared with the prior year, reflect reduced costs associated with the LARS trial, which was substantially completed in the fourth quarter of 2001 and resulted in an FDA approval to market the use of coronary catheters to debulk stents as a pretreatment for radiation therapy.

     Interest income decreased to $114,000 during the quarter ended September 30, 2002 from $127,000 in 2001, due to lower investment yield within our investment portfolio, which consists of short-term government and corporate bonds, offset by higher average cash and investment balances.

     Net income for the three months ended September 30, 2002, was $227,000 compared with net income of $522,000 in 2001. The decrease in net income is primarily due to reduced gross margin dollars as a result of a higher mix of equipment revenue, which generally yields lower gross margin than disposable products and service revenue, especially during the $90,000 special price promotion.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2002, as compared with the three months ended September 30, 2001, caused a decrease in consolidated revenue and operating expenses of less than one percent.

     Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

     Revenue for the nine months ended September 30, 2002 was $20,679,000, compared with revenue of $20,644,000 for the nine months ended September 30, 2001. Equipment revenue increased 11% and was offset by a three percent decrease in disposable revenue. Service revenue was up two percent during the first nine months of 2002 compared with the same period in 2001.

     For the nine months ended September 30, 2002, our installed base of laser systems increased from 327 to 354, an increase of 27 new laser systems compared with 10 during the nine months ended September 30, 2001. We sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) 32 laser systems during the nine months ended September 30, 2002, compared with 13 laser systems sold during the same period last year, reflecting the success of the $90,000 special price promotion.

     The decrease in disposable products revenue, which consists of single-use catheter products, is attributable to a five percent decrease in sales of atherectomy catheters and a one percent decrease in sales of lead removal products. This decrease reflects large orders in 2001 from several accounts. We have not observed decreased catheter utilization in these accounts and expect them to re-order as their inventory levels are reduced.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Service revenue increased two percent in the nine months ended September 30, 2002 due to the larger installed base of the Company’s excimer laser systems. At September 30, 2002, the installed base included 354 excimer laser systems, compared with 322 at September 30, 2001.

     Gross margin decreased to 68 percent during the nine months ended September 30, 2002, from 69 percent for the nine months ended September 30, 2001. This decrease was due to a shift in product mix to a higher proportion of excimer laser systems, which generate lower margins than disposable products and service revenue, especially during the $90,000 special price promotion on laser systems.

     Operating expenses, excluding proxy contest charges and settlement obligations of $1,837,000, during the nine months ended September 30, 2002 were $14,504,000, compared with $14,440,000 for the nine months ended September 30, 2001.

     Selling, general and administrative expenses increased three percent to $10,973,000 for the nine months ended September 30, 2002 from $10,702,000 in the nine months ended September 30, 2001. This increase is due to:

•	Selling expenses increased approximately $790,000 compared with last year as a result of the following:

•	Approximately $720,000 relates to personnel-related expenses associated with an increase of five additional employees in our field sales force compared with last year.

•	Approximately $70,000 relates to physician training costs, consistent with a higher number of physicians trained for use of our technology for coronary angioplasty and the removal of pacemaker and defibrillator leads.

•	General and administrative expenses decreased approximately $520,000 compared with last year as a result of the following:

•	Approximately $200,000 relates to reduced legal expenses, primarily as a result of the settlement of litigation with Cook Vascular, Inc. in the prior year. No costs of this nature were incurred within general and administrative expenses during the nine months ended September 30, 2002.

•	Approximately $420,000 relates to reduced personnel-related costs as a result of the termination of the Company’s President and Chief Executive Officer, Chief Financial Officer, and Vice President, Corporate Relations during the second quarter of 2002.

•	The decreases are partially offset by increases of approximately $100,000 in corporate insurance costs.

     Research, development and other technology expenses of $3,531,000 for the nine months ended September 30, 2002 represent a decrease of six percent from $3,738,000 for the nine months ended September 30, 2001. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to decreased royalties as a result of decreased royalty-bearing revenue and decreased clinical studies costs relating to the completion of the LARS trial in the fourth quarter of 2001, partially offset by increased research and development expenses associated with the second generation lead removal device, which was completed early in the third quarter of 2002.

     Proxy contest charges and settlement obligations totaled $1,837,000. See further discussion of these costs contained in footnote (8) to our financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Interest income decreased in 2002 to $360,000 from $397,000 in 2001 due to lower investment yields within our investment portfolio, which consists of short-term government and corporate bonds.

     Net loss for the nine months ended September 30, 2002, was $2,049,000, compared with net income of $148,000 in 2001. Net loss, excluding proxy contest charges and settlement obligations, was $212,000.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001, caused a decrease in consolidated revenue and operating expenses of less than one percent.

Liquidity and Capital Resources

     As of September 30, 2002, we had cash, cash equivalents and investment securities of $13,860,000, an increase of $976,000 from $12,884,000 at December 31, 2001.

     Cash provided by operations during the nine months ended September 30, 2002, totaled $654,000, consisting of $947,000 of cash provided by a decrease in accounts receivable, $610,000 provided by an increase in accounts payable and accrued liabilities, increased deferred revenue of $267,000 and $210,000 from a decrease in other assets. This was partially offset by cash loss (net loss plus depreciation and amortization) of $688,000, increased inventories of $344,000, an increase in equipment held for rental or loan of $311,000 and an increase of $37,000 in prepaid expenses and other current assets.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding is calculated by dividing the ending net accounts receivable balance by the average daily sales for the period. Inventory turns are calculated by dividing annualized cost of sales for the period by ending inventory.

	September 30, 2002	December 31, 2001

Days Sales Outstanding	48	59
Inventory Turns (year to date)	4.1	4.7

     Cash provided by investing activities of $841,000 for the nine months ended September 30, 2002, was due primarily to the maturity of $1,015,000 of investment securities, partially offset by capital expenditures of $174,000.

     Cash provided by financing activities was $467,000, and is comprised of $614,000 of proceeds from the sale of common stock through stock option exercises and the employee stock purchase plan, offset by $147,000 of principal payments on debt and capital lease obligations. At September 30, 2002, total debt, including capital lease obligations, was $89,000.

     At September 30, 2002, and December 31, 2001, we had placed a number of laser systems on rental and loan programs. A total of $4,935,000 and $5,089,000 was recorded as equipment held for rental or loan at September 30, 2002, and December 31, 2001, respectively, and is being depreciated over three to five years.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program — This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of September 30, 2002, 46 laser units were in place under the evergreen rental program.

(2)	Evaluation programs — We “loan” a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of September 30, 2002, 31 laser units were in place under the evaluation program.

     We believe our liquidity and capital resources as of September 30, 2002 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders.

CONVERSION TO THE EURO

     On January 1, 2002, Spectranetics International B.V. adopted the euro as its functional currency. The conversion to the euro did not have and is not expected to have a material effect on our consolidated financial results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     On June 30, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: All business combinations initiated after June 30, 2001, must use the purchase method of accounting; the pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. The adoption of these

16

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     standards did not have an impact on our consolidated financial position, results of operations, or cash flows.

     No goodwill amortization was recorded during the three and nine months ended September 30, 2002 or 2001, respectively.

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred net losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At September 30, 2002, we had accumulated $78 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. No assurance can be given that we will be able to maintain profitability in the future.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Regulatory Compliance Is Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the upper and lower leg has taken longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.

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

     We Are Exposed to the Problems That Come From Having International Operations. For the nine months ended September 30, 2002, our revenue from international operations represented 10 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

     We Have Important Sole Source Suppliers and May Be Unable To Replace Them if They Stop Supplying Us. We purchase certain components of our CVX-300 laser unit from several sole source

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

suppliers. We do not have guaranteed commitments from these suppliers and order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so.

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

     There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology. For example, we have been made aware of a patent issued for a certain catheter with a diameter of less than .9 millimeters. We are in the process of reviewing the patent to determine its validity and enforceability. We cannot guarantee a patent holder will not file a lawsuit against us and prevail. If we decide that we need to license technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

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

     Our Stock Price May Continue To Be Volatile. The market price of our common stock, similar to other small-cap medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

•	fluctuations in operating results;

•	announcements of technological innovations or new products by Spectranetics or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights;

•	public concern regarding the safety of products developed by Spectranetics or others;

•	past or future management changes;

•	general market conditions; and

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

•	financing of future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001, caused a decrease in consolidated revenue and operating expenses of less than one percent.

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default, market and reinvestment risk. We classify our cash equivalents and marketable securities as “fixed-rate” if the rate of return on such instruments remains fixed over their term. (These “fixed-rate” investments include U.S. government securities, commercial paper, asset backed securities, and corporate bonds.) Fixed rate securities may have their fair value adversely affected due to a rise in interest rates and we may suffer losses in principal if forced to sell securities that have declined in market value due to a change in interest rates. We classify our cash equivalents and marketable securities as “variable-rate” if the rate of return on such investments varies based on the change in a predetermined index or set of indices during their term. These “variable-rate” investments primarily include money market accounts. The Company does not consider the potential losses in future earnings, cash flows and fair values from reasonable near-term changes in exchange rates or interest rates to be material.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     We have evaluated our systems of internal controls and have not identified any significan deficiencies or material weaknesses. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

     In October 2002, the Special Receiver for Interlase LP (Interlase) asserted that we have breached terms of a patent license agreement entered into in 1993. Interlase claims approximately $1.1 million of royalties are due related to certain products used in connection with the removal of pacemaker and defibrillator leads and certain services we provide to our customers. In addition, they are claiming that future royalties are due for these products and services. We believe that the products and services that are the basis for Interlase’s claim are outside the scope of the patents covered by the license agreement. We have initiated communications with Interlase and will vigorously defend our position on this matter.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-3.Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on August 5, 2002.

(1) The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2005.

	For	Withheld

Emile J. Geisenheimer	18,507,108	3,050,191
John G. Schulte1	8,779,395	2,777,904

Marvin L. Woodall retired from the Board in May 2002 for personal reasons and James A. Lent was appointed to complete his term. Joseph A. Largey resigned from the Board in June 2002. Cornelius C. Bond, Jr., R. John Fletcher, Joseph M. Ruggio, M.D. continued their terms of office as directors after the meeting.

(2)	The appointment of KPMG LLP as independent auditors of the Company for fiscal year 2002 was ratified:

In favor:	21,262,029
Against:	213,349
Abstain:	81,921

(3)	The 1997 Equity Participation Plan was amended to provide that the maximum number of shares which may be subject to awards granted to any individual in any calendar year will not exceed 1,500,000 shares.

In favor:	18,543,550
Against:	2,859,879
Abstain:	153,870

(4)	The 1997 Equity Participation was amended to revise existing equity incentive provisions for non-employee directors with provisions recommended by an independent consultant.

In favor:	18,720,677
Against:	2,617,855
Abstain:	218,767

Item 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

None.

(b) Reports on Form 8-K.

     On August 14, 2002, Spectranetics filed a Current Report on Form 8-K that included certifications for the quarter ended June 30, 2002 by our chief executive officer and chief financial officer, as required by 18 U.S.C. §1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)

November 14, 2002	By: /s/ Emile Geisenheimer Emile Geisenheimer Chairman of the Board Acting Chief Executive Officer

November 14, 2002	By: /s/ Guy A. Childs Guy A. Childs Acting Chief Financial Officer

Certifications

     I, Emile Geisenheimer, Acting Chief Executive Officer of The Spectranetics Corporation, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Spectranetics Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Emile Geisenheimer Emile Geisenheimer Chairman of the Board Acting Chief Executive Officer

Certifications

     I, Guy A. Childs, Acting Chief Financial Officer of The Spectranetics Corporation, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of The Spectranetics Corporation;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Guy A. Childs Guy A. Childs Acting Chief Financial Officer