Form 10-Q
period 2003-03-31
SPECTRANETICS CORP
filed 2003-05-14
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
QUARTERLY PERIOD ENDED

March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
TRANSITION PERIOD FROM TO

Commission file number 0-19711

The Spectranetics Corporation

(Exact name of Registrant as specified in its charter)

Delaware
(State or other jurisdiction of	84-0997049
incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2003 there were 24,139,075 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share Amounts)

	March 31, 2003	December 31, 2002

Assets:
Current assets:
Cash and cash equivalents	$3,373	$2,767
Investment securities available for sale	8,612	8,663
Trade accounts receivable, net of allowances	3,745	4,042
Inventories	2,371	2,125
Prepaid expenses and other current assets	827	676

Total current assets	18,928	18,273
Net equipment and leasehold improvements	3,322	3,478
Intangible assets, net	710	771
Other assets	309	191
Restricted cash	1,124	1,123

Total Assets	$24,393	$23,836

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$6,386	$6,619
Deferred revenue	1,258	1,064
Debt	75	79
Capital lease obligations	—	3

Total current liabilities	7,719	7,765

Other long-term liabilities	259	216

Total liabilities	7,978	7,981

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 24,131,485 and 23,877,744 shares, respectively	24	24
Additional paid-in capital	93,822	93,393
Accumulated other comprehensive loss	(282)	(272)
Accumulated deficit	(77,149)	(77,290)

Total shareholders’ equity	16,415	15,855

Total Liabilities and Shareholders’ Equity	$24,393	$23,836

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Percentages, Share and Per Share Amounts)

	Three Months Ended March 31,
	2003	2002

Revenue	$6,977	$7,059
Cost of revenue	2,108	2,268

Gross margin	4,869	4,791

Gross margin %	70%	68%
Operating expenses:
Selling, general and administrative	3,870	3,701
Research, development and other technology	924	1,193

Total operating expenses	4,794	4,894

Operating income (loss)	75	(103)
Other income (expense):
Interest expense	(1)	(37)
Interest income	68	104
Other, net	(1)	19

Total other income	66	86

Net income (loss)	141	(17)
Other comprehensive income (loss) - Foreign currency translation	11	(8)
Unrealized (loss) on investment securities	(21)	(74)

Comprehensive income (loss)	$131	$(99)

Earnings (loss) per common and common equivalent shares – basic and diluted:	$0.01	$(0.00)

Weighted average common shares outstanding:
Basic	23,982,847	23,674,272

Diluted	24,867,670	23,674,272

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$141	$(17)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	397	441
Options granted for consulting services	18	10
Net change in operating assets and liabilities	(354)	(578)

Net cash provided (used) by operating activities	202	(144)

Cash flows from investing activities:
Capital expenditures	(47)	(82)
Proceeds from maturity of investment securities, net	30	—

Net cash used by investing activities	(17)	(82)

Cash flows from financing activities:
Proceeds from sale of common stock	411	479
Principal payments on long-term debt and capital leases obligations	(8)	(15)

Net cash provided by financing activities	403	464

Effect of exchange rate changes on cash	18	(8)

Net increase in cash and cash equivalents	606	230
Cash and cash equivalents at beginning of period	2,767	3,093

Cash and cash equivalents at end of period	$3,373	$3,323

Supplemental disclosures of cash flow information – cash paid for interest	$1	$36

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

(2) Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation”, entities are permitted to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended March 31,

	2003	2002

Net income (loss), as reported	$141	$(17)
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	(257)	(483)

Pro forma net loss	$(116)	$(500)

Income (loss) per share – basic, as reported	0.01	(0.00)
(Loss) per share – basic, pro forma	(0.00)	(0.02)

Income (loss) per share – diluted, as reported	0.01	(0.00)
(Loss) per share – diluted, pro forma	(0.00)	(0.02)

     The per share weighted-average fair value of stock options granted during the first quarter of 2003 and 2002 was $2.35 and $2.89, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended March 31, 2003 and 2002:

	Three months ended March 31,

	2003	2002

Expected Life (years)	5.12	6.75
Risk-free interest rate	2.74%	4.81%
Expected volatility	90.8%	90.4%
Expected dividend yield	None	None

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

     Diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2002, since potential common stock instruments are anti-dilutive. For the three months ended March 31, 2003 and March 31, 2002, 2,699,437 and 4,954,389 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2003	2002

Net income (loss)	$141	$(17)

Common shares outstanding:
Historical common shares outstanding at beginning of period	23,878	23,600
Weighted average common shares issued	105	74

Weighted average common shares outstanding – basic	23,983	23,674
Effect of dilution – stock options	885	—

Weighted average common shares outstanding – diluted	24,868	23,674

Net income (loss) per share – basic and diluted:	$0.01	$(0.00)

(4) Inventories

     Inventories consist of the following:

(in thousands)	March 31, 2003	December 31, 2002

Raw materials	$453	$275
Work in process	672	398
Finished goods	1,246	1,452

	$2,371	$2,125

(5) Deferred Revenue

     “Deferred revenue – current” in the amounts of $1,258,000 and $1,064,000 at March 31, 2003, and December 31, 2002, respectively, relates primarily to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year.

(6) Restricted Cash

     “Restricted cash” in the amounts of $1,124,000 and $1,123,000 at March 31, 2003, and December 31, 2002, respectively, consists of an escrow fund established pursuant to litigation with a licensor of certain patents. The funds may be disbursed from the escrow account upon the earlier of the resolution of the dispute or two years.

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

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At March 31, 2003, FDA-approved products were used in conjunction with coronary angioplasty as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2003 and 2002, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $348,000 and $298,000 for the three months ended March 31, 2003 and 2002, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are the same as U.S. Medical products. The Company has received CE mark approval for products that relate to four applications of excimer laser technology – coronary angioplasty, in-stent restenosis, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended
	March 31,
Revenue:	2003	2002

U.S. Medical	$6,402	$6,403
Europe Medical	575	656

Total revenue	$6,977	$7,059

	Three Months Ended
Segment net	March 31,
Income (loss):	2003	2002

U.S. Medical	$141	$(98)
Europe Medical	—	81

Total net income (loss)	$141	$(17)

	March 31,	December 31,
Segment assets:	2003	2002

U.S. Medical	$22,359	$21,636
Europe Medical	2,034	2,200

Total assets	$24,393	$23,836

(8) Reorganization Costs

     During the three months ended December 31, 2000, reorganization costs primarily associated with the elimination of the direct sales organization in Germany totaled $1,200,000. A rollforward of these costs is summarized below.

	Accrued	Amounts	Amounts	Amounts	Accrued
	costs as of	paid	paid	paid	costs as of
	December 31,	During	during	during	March 31,
	2000	2001	2002	2003	2003

Termination and severance costs	$700	$513	$107	$37	$43
Legal fees	150	150	—	—	—
Cancellation of contracts and leases	172	168	—	—	4
Other	38	38	—	—	—

Total	$1,060	$869	$107	$37	$47

     Additional costs of $140,000 relate primarily to a provision for bad debt expense associated with the restructuring as of December 31, 2000. At March 31, 2003, this provision had a balance of $15,000.

     The termination and severance costs relate primarily to eight employees within the direct sales organization in Germany. Effective January 1, 2001, a direct sales organization was no longer used in Germany; instead, a distributor has been contracted to continue selling the Company’s products in Germany. The remaining reorganization costs accrued at March 31, 2003, are expected to be paid in 2003.

(9) Proxy Contest and Settlement Obligation

     On April 26, 2002, a stockholder of the Company, Steven W. Sweet, filed a preliminary proxy statement with the SEC in which he nominated two directors for election at the Company’s 2002 Annual Meeting, then scheduled to take place on June 4, 2002. On May 3, 2002, all of the executive officers of the Company signed a letter addressed to Mr. Sweet agreeing to vote in favor of Mr. Sweet’s director nominees. On May 13, 2002, Mr. Sweet, together with Joseph A. Largey, the former President and Chief Executive Officer of the Company, Paul C. Samek, the former Vice President, Finance and Chief Financial Officer of the Company, Lawrence R. McKinley, Sharon L. Sweet, a former employee of the Company and sibling of Steven W. Sweet (collectively, the “Sweet Group”) and the other executive officers of the Company filed a Schedule 13D with the SEC indicating that they were acting as a group (the “13D Group”) in connection with Mr. Sweet’s proxy solicitation. On May 14, 2002, all of the executive officers of the Company, other than Messrs. Largey and Samek, signed a letter addressed to Mr. Sweet withdrawing from the 13D Group and from Mr. Sweet’s proxy solicitation group and stating their neutrality with respect to any proposals submitted to the stockholders by the Company or the Sweet

Group. Subsequently, Mr. Sweet filed additional proxy materials adding four proposals for consideration at the June 4, 2002 Annual Meeting. On May 15, 2002, the Company announced that it had deferred its 2002 Annual Meeting in order to give the Company’s stockholders more time to fully consider recent developments. On May 23, 2002, the Company filed an action in the United States District Court for the District of Delaware against the members of the Sweet Group for violation of federal securities laws.

     On June 6, 2002, the Company reached a definitive agreement that resolved disputes among the Company and the members of the Sweet Group. As part of the settlement, the parties agreed to the following:

•	The withdrawal by the Sweet Group of its director nominees as well as the other matters it had proposed for the Annual Meeting and agreement to vote at the Annual Meeting for the election of Messrs. Geisenheimer and Schulte, who are current members of the Board of Directors, and the Company dismissed with prejudice the lawsuits filed against the Sweet Group.

•	The appointment to the Board of two new directors who are unaffiliated with, and independent of, any of the Company’s current directors and the Sweet Group and who are approved in good faith by the Board and Mr. Sweet, which approval shall not by unreasonably withheld. One of the new directors will fill a vacancy on the Board created by the resignation of Mr. Largey, which became effective on June 18, 2002, and the other new director will replace a current member of the Board, who will retire from the Board upon the appointment of a replacement director. Heidrick & Struggles, a nationally recognized executive recruiting firm, has been retained by the Company to assist in identifying the new directors. As of March 31, 2003, one of the two new directors has been appointed and the search is on-going for the open seat.

•	The retention by the Company of a nationally recognized consultant to recommend a program for equity incentives, including stock options, for outside directors and to submit the program recommended by the independent consultant to a vote of the stockholders at the Annual Meeting. The recommendations of the consultant were submitted to a shareholder vote and approved at the Annual Shareholders’ Meeting held on August 5, 2002.

     The resolution also settled all claims between the Company and Messrs. Largey and Samek and Ms. Sweet, each of whom has separated from the Company.

     Costs associated with the proxy contest and settlement obligations are shown below (in thousands):

	Costs incurred
	During the	Amounts	Amounts	Accrued
	year ended	paid	paid	costs as of
	December 31,	during	during	March 31,
	2002	2002	2003	2003

Termination and severance costs	$570	$(336)	$(145)	$89
Legal fees reimbursed to Mr. Sweet	100	(100)	—	—
Legal fees	756	(684)	—	72
Public and investor relations	135	(106)	—	29
Proxy solicitor	69	(49)	—	20
Other advisory fees	151	(147)	—	4
Other fees	—	(133)	(17)	(150)

Total	$1,781	$(1,555)	$(162)	$64

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Additional costs of $56,000 relate primarily to costs associated with accelerating the vesting of stock options of the three terminated executives. The remaining settlement costs accrued at March 31, 2003 are expected to be paid in 2003.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors below. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related noted and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 31, 2003. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

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

     In addition to our core business described above, we also manufacture and distribute certain products as an original equipment manufacturer for other medical device companies. Revenue from this business represents less than 2% of consolidated revenue and gross margin has historically been in the range of $100,000 to $200,000 per year. In past years, revenue within this business was derived primarily from one customer who has moved its business to another supplier. As a result, we do not expect revenue in 2003 to reach prior year amounts.

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

     We recently completed two FDA-approved clinical trials evaluating the use of our excimer laser system to treat blocked arteries in the upper and lower leg. In January 2003, the data from our LACI

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

(Laser Angioplasty for Critical Limb Ischemia) trial, which deals with blockages in the lower leg, was submitted to the FDA in the form of a Pre-Market Approval (PMA) Supplement. In December 2002 we completed the one year follow-up phase of our PELA (Peripheral Excimer Laser Angioplasty) trial, which deals with blockages in the upper leg. The PELA data are being analyzed and, if the data warrant, an approval request will be submitted to the FDA later this year. If successful, these trials will result in additional FDA-approved applications in the United States during late 2003 or early 2004.

Results of Operations

The following table summarizes key supplemental financial information for the last 5 quarters.

	2002				2003

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr

Laser sales summary:
Laser sales from inventory	5	2	9	4	2
Laser sales from evaluation/rental units	7	3	6	6	6

Total laser sales	12	5	15	10	8
Worldwide laser placements
Laser sales from inventory	5	2	9	4	2
Rental placements	2	0	0	0	2
Evaluation placements	5	7	7	5	1

Laser placements during quarter	12	9	16	9	5
Buy-backs/returns during quarter	(2)	(5)	(3)	(3)	(4)

Net laser placements during quarter	10	4	13	6	1
Total lasers placed at end of quarter	337	341	354	360	361
(000’s, except per share and percentages)
Laser Revenue:
Equipment sales	$1,008	$461	$1,245	$934	$761
Rental fees	369	391	329	345	311

Total	1,377	852	1,574	1,279	1,072
Disposable products revenue	4,667	4,552	4,649	5,293	5,017
Service revenue	942	963	925	983	929
Total revenue	7,059	6,463	7,157	7,418	6,977
Gross margin (%)	68%	69%	67%	69%	70%
Selling, general and administrative expenses	3,701	3,716	3,556	3,698	3,870
Research, development and other technology expenses	1,193	1,242	1,096	979	924
Proxy contest and settlement obligations	—	1,837	—	—	—
Total operating expenses	4,894	6,795	4,652	4,677	4,794
Operating income (loss)	(103)	(2,361)	142	418	75
Net income (loss)	(17)	(2,259)	227	488	141
Net income (loss) per share-basic and diluted	(0.00)	(0.09)	0.01	0.02	0.01
Cash flow generated (used)*	157	617	202	(2,430)	555

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

*Cash flow generated (used) is a result of the net change in cash, cash equivalents, and investment securities available for sale (current and long-term) during the periods presented.

Three Months Ended March 31, 2003, Compared with Three Months Ended March 31, 2002

     Revenue in the first quarter of 2003 was $6,977,000, down one percent from $7,059,000 during the first quarter of 2002. The decrease is due to a 22 percent decrease in equipment revenue partially offset by a seven percent increase in disposable products revenue.

     Equipment revenue decreased 22 percent due to decreased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) 8 laser units in the first quarter of 2003 compared to 12 laser sales in the first quarter of 2002. The decrease in laser unit sales is primarily a result of the termination of a special promotion offering lasers for $90,000 during 2002. The $90,000 promotional price compares with a list price of $249,000, and this special promotion continued through September 30, 2002. For the three months ended March 31, 2003, we had a net placement (sold, rented or provided for evaluation) of one excimer laser system, reflecting five placements net of four returns. Ten net placements were made during the first quarter of 2002. The installed base at March 31, 2003 is 361 excimer laser systems (261 in the United States).

     The increase of seven percent in disposable products revenue, which consists of single-use catheter products, is attributable to a 25 percent increase in lead removal products partially offset by a six percent decrease in atherectomy catheters. We believe our lead removal business is benefiting from expansion of patients eligible for inplantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Devices that directly compete with our laser atherectomy products include the cutting balloon and rotablator which are marketed and distributed by Boston Scientific Corporation. While our atherectomy business continues to be highly competitive, there is a lack of recent clinical data to support the use of our products for atherectomy. We have initiated clinical research studying the use of our technology to treat saphenous vein grafts and acute myocardial infarction (heart attack). Although we believe this clinical data, when available, may contribute to the growth of our atherectomy business, there can be no assurances this will occur.

     Service revenue in the first quarter of 2003 was consistent with the first quarter of 2002.

     Gross margin increased to 70 percent during the three months ended March 31, 2003 from 68 percent for the first quarter of 2002. This increase was due primarily to a higher percentage of disposable products revenue in the product mix compared with 2002. Disposable products revenue generates higher gross margins than equipment revenue.

     Selling, general and administrative expenses increased five percent to $3,870,000 for the three months ended March 31, 2003 from $3,701,000 in the first quarter of 2002. The increase is due to:

•	Selling expenses increased approximately $318,000 in the quarter compared with last year’s quarter as a result of the following:

•	Approximately $175,000 relates to personnel-related expenses associated with an increase of three additional employees in our field sales force compared with last year.

•	Approximately $86,000 relates to marketing costs related to the anticipated launch of LACI products upon receipt of FDA approval.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

•	Approximately $57,000 relates to physician training costs, consistent with a higher number of physicians trained, compared with last year, for use of our technology for coronary angioplasty and the removal of pacemaker and defibrillator leads.

•	General and administrative expenses decreased approximately $149,000 in the quarter compared with last year, primarily as a result of reduced personnel-related costs associated with four fewer employees compared with last year.

     Research, development and other technology expenses decreased 23 percent to $924,000 for the first quarter of 2003 from $1,193,000 in the first quarter of 2002. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to a $230,000 decrease in clinical studies costs as a result of the completion of the LACI and PELA trials during the fourth quarter of 2002 and decreased royalties as a result of decreased royalty-bearing revenue. Research and development costs decreased as a result of the completion of development on the second generation laser sheath used to remove pacemaker and defibrillator leads. We anticipate that research, development and other technology expenses in future quarters may increase from the amounts incurred during the three months ended March 31, 2003. We are in the early stages of clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts and acute myocardial infarction (heart attack). We are also conducting animal studies to assess our technology’s ability to treat ischemic stroke. We anticipate completing these studies by the end of this year and will determine if further clinical research in humans is warranted.

     Interest income decreased 35 percent in 2003 to $68,000 due to lower yields on our investment securities, which consist primarily of U.S. government and agency obligations with original maturities of less than two years.

     Net income was $141,000 for the three months ended March 31, 2003, compared with a net loss of $17,000 in 2002. The net income was primarily due to increased gross margins and decreased operating expenses in the first quarter of 2003, discussed above.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2003, as compared with the three months ended March 31, 2002, caused a decrease in consolidated revenue and operating expenses of less than two percent.

Liquidity and Capital Resources

     As of March 31, 2003, we had cash, cash equivalents and investment securities of $11,985,000, an increase of $555,000 from $11,430,000 at December 31, 2002.

     For the three months ended March 31, 2003, cash provided by operating activities totaled $202,000, consisting of cash earnings (net income plus depreciation and amortization) of $556,000, $314,000 decrease in accounts receivable, and $214,000 increase in deferred revenue, offset by $229,000 reduction in accounts payable and accrued liabilities, an increase of inventory and equipment held for rental or loan of $376,000, an increase of $132,000 in prepaid expenses and other current assets and an increase of $145,000 in other assets.

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

	March 31, 2003	December 31, 2002

Days Sales Outstanding	48	49
Inventory Turns	3.6	4.3

     Cash used by investing activities of $17,000 for the three months ended March 31, 2003 was due to capital expenditures of $47,000 partially offset by proceeds from the maturity of $30,000 of investment securities.

     Cash provided by financing activities was $403,000, comprised of $411,000 of proceeds from the sale of common stock pursuant to exercises of stock options and stock issuances under our employee stock purchase plan, offset by $8,000 of principal payments on long-term debt and capital lease obligations. At March 31, 2003, total debt, including capital lease obligations, was $75,000.

     At March 31, 2003, and December 31, 2002, we had placed a number of laser systems on rental and loan programs. A total of $5,093,00 and $5,031,000 was recorded as equipment held for rental or loan at March 31, 2003, and December 31, 2002, respectively, and is being depreciated over three to five years.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program – This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s purchases of disposable products each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of March 31, 2003, 45 laser units were in place under the evergreen rental program.

(2)	Evaluation programs – We “loan” a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of March 31, 2003, 23 laser units were in place under the evaluation program.

     We believe our liquidity and capital resources as of March 31, 2003 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders.

     We do not expect our capital requirements to change significantly in 2003 compared with 2002 levels.

CONVERSION TO THE EURO

     On January 1, 2002, Spectranetics International B.V. adopted the euro as its functional currency. The conversion to the euro did not have and is not expected to have a material effect on our consolidated financial results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, useful lives of depreciable assets, the valuation allowance for deferred tax assets and reserves.

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus defines the accounting for arrangements that include multiple deliverables and provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and that the arrangement consideration should be allocated among the separate units of accounting based on their relative fair value, if applicable. Once the arrangement is separated into its units of accounting, applicable revenue recognition should be applied to each separate unit of accounting. Adoption of the provisions of this EITF are required beginning with the Company’s third quarter of 2003. The Company is currently in the process of evaluating the provisions of EITF 00-21 to determine its applicability to the Company’s revenue arrangements and has not determined the impact of adopting this EITF on its financial position and results of operations.

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred net losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At March 31, 2003, we had accumulated $77 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

the foreseeable future. No assurance can be given that we will be able to maintain profitability in the future.

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

     We May Be Unable To Compete Successfully With Bigger Companies in Our Highly Competitive Industry. Our primary competitors in the area of excimer laser coronary angioplasty are manufacturers of products used in competing therapies, such as:

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

     We Are Exposed to the Problems That Come From Having International Operations. For the three months ended March 31, 2003, our revenue from international operations represented nine percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology. Although we have established reserves for royalty payment obligations based on a process of calculating royalty obligations associated with our licensed technology, the process involves management estimates that require judgement and there can be no assurance that these reserves will be adequate. For example, we are currently involved in litigation over royalties payable by us to one of our licensors, Interlase L.P., under an existing license agreement. Interlase has also filed a complaint alleging we infringe certain patents relating to lead removal products and services that re the subject of a license agreement. There are no assurances we will prevail in these matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2003, as compared with the three months ended March 31, 2002, caused a decrease in consolidated revenue and operating expenses of less than two percent.

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

     Within 90 days prior to the date of filing this report, we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls

Item 3. Quantitative and Qualitative Disclosures About Market Risk (cont’d)

and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     We have evaluated our systems of internal controls and have not identified any significant deficiencies or material weaknesses. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we completed our evaluation.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in a dispute over royalties payable to one of its licensors, Interlase LP, which has been in receivership since September 1998 under the supervision of a state court in Virginia. In addition, because the general partner of Interlase, Lucre Investments, Ltd., filed a voluntary chapter 7 petition on behalf of Interlase in 1999, there is also a pending bankruptcy proceeding in the United States Bankruptcy Court in the Eastern District of Virginia. In October 2002, the licensor completed an audit of the Company’s records relating to a license agreement entered into in 1993 and is claiming past royalties due of approximately $1.1 million related to lead removal products as well as certain service revenue. They are also claiming forward royalties on these items for periods subsequent to October 2002. The Company disagrees with the licensor’s assertion that additional royalties are due and has filed a complaint in the United States District Court in Denver, Colorado seeking a declaratory judgment that: (1) Spectranetics and the products at issue do not infringe patents that are the subjects of the agreement; and (2) Spectranetics does not owe any additional sums as contended by the licensor under the terms of the agreement and the licensor does not have the right to terminate the agreement as a result of its improper claims. No ruling has been made on the filed complaint.

     In March 2003, Interlase filed a complaint in the United States District Court for the Eastern District of Virginia claiming Spectranetics is in breach of the same patent license agreement and is infringing the patents that are the subject of the license agreement. In the complaint, Interlase claims an amount in controversy in excess of $1 million, exclusive of interest and costs, in addition to certain other forms of relief, such as treble damages, a declaratory judgment and injunctive relief. The claims for relief all relate to royalties allegedly owed to or due Interlase in the future associated with certain lead removal products and certain services the Company provides to its customers. The Company believes the claims are not justified and plans to vigorously defend its position.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.32	Letter agreement dated January 20, 2003 between the Company and John G. Schulte.

(b)	Reports on Form 8-K

     On April 17, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216, the Company filed a Current Report on Form 8-K which included as an exhibit a press release dated April 17, 2003, which sets forth our results of operations for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)
May 14, 2003	By:	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

May 14, 2003	By:	/s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

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

Date: May 14, 2003
/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

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

Date: May 14, 2003
/s/ Guy A. Childs

Guy A. Childs
Vice President, Chief Financial Officer

EXHIBIT INDEX

Ex No.	Description

10.32	Letter agreement dated as of January 20, 2003 between the Company & John G. Schulte.