Form 10-Q
period 2003-06-30
SPECTRANETICS CORP
filed 2003-08-14
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-19711

The Spectranetics Corporation

(Exact name of Registrant as specified in its charter)

Delaware	84-0997049
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

96 Talamine Court
Colorado Springs, Colorado 80907
(719) 633-8333
(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the Registrant is an accelerated filer. Yes ☐      No ☒

As of August 11, 2003 there were 24,368,224 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets:
Current assets:
Cash and cash equivalents	$8,780	$2,767
Investment securities available for sale	3,528	8,663
Trade accounts receivable, net of allowances	3,715	4,042
Inventories	2,249	2,125
Prepaid expenses and other current assets	1,016	676

Total current assets	19,288	18,273
Net equipment and leasehold improvements	3,537	3,478
Intangible assets, net	649	771
Other assets	280	191
Restricted cash	1,124	1,123

Total Assets	$24,878	$23,836

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$6,437	$6,619
Deferred revenue	1,306	1,064
Debt	64	79
Capital lease obligations	—	3

Total current liabilities	7,807	7,765

Other long-term liabilities	205	216

Total liabilities	8,012	7,981

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 24,296,420 and 23,877,744 shares, respectively	24	24
Additional paid-in capital	94,106	93,393
Accumulated other comprehensive loss	(168)	(272)
Accumulated deficit	(77,096)	(77,290)

Total shareholders’ equity	16,866	15,855

Total Liabilities and Shareholders’ Equity	$24,878	$23,836

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Percentages, Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenue	$6,545	$6,463	$13,522	$13,522
Cost of revenue	1,791	2,029	3,899	4,297

Gross margin	4,754	4,434	9,623	9,225

Gross margin %	73%	69%	71%	68%
Operating expenses:
Selling, general and administrative	3,858	3,716	7,728	7,417
Research, development and other technology	908	1,242	1,832	2,435
Proxy contest,settlement obligations and reorganization costs	(32)	1,837	(32)	1,837

Total operating expenses	4,734	6,795	9,528	11,689

Operating income (loss)	20	(2,361)	95	(2,464)
Other income (expense):
Interest expense	—	(37)	(1)	(74)
Interest income	40	142	108	246
Other, net	(7)	(3)	(8)	16

Total other income	33	102	99	188

Net income (loss)	$53	$(2,259)	$194	$(2,276)

Other comprehensive income (loss):
Foreign currency translation	58	78	69	70
Unrealized gain (loss) on investment securities	56	30	35	(44)

Comprehensive income (loss)	$167	$(2,151)	$298	$(2,250)

Net income (loss) per share — basic and diluted	$0.00	$(0.09)	$0.01	$(0.10)

Weighted average common shares outstanding:
Basic	24,224,898	23,806,077	24,104,541	23,740,538

Diluted	25,058,834	23,806,077	24,988,895	23,740,538

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$194	$(2,276)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	771	863
Options granted for consulting services	29	72
Net change in operating assets and liabilities	(621)	1,818

Net cash provided by operating activities	373	477

Cash flows from investing activities:
Capital expenditures	(253)	(114)
Proceeds from maturity of investment securities, net	5,170	1,015

Net cash provided by investing activities	4,917	901

Cash flows from financing activities:
Proceeds from sale of common stock	684	500
Principal payments on long-term debt and capital leases obligations	(23)	(129)

Net cash provided by financing activities	661	371

Effect of exchange rate changes on cash	62	83

Net increase in cash and cash equivalents	6,013	1,832
Cash and cash equivalents at beginning of period	2,767	3,093

Cash and cash equivalents at end of period	$8,780	$4,925

Supplemental disclosures of cash flow information — cash paid for interest	$2	$78

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

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, provision for sales returns, useful lives of depreciable assets, reserve for royalty obligations, inventory reserves, warranty reserves, and the valuation allowance for deferred tax assets and reserves.

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

(2) Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price, the intrinsic value method. Under SFAS 123, “Accounting for Stock-Based Compensation", entities are permitted to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosures required by SFAS 123. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three months and six months ended June 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$53	$(2,259)	$194	$(2,276)
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	(228)	(458)	(485)	(941)

Pro forma net loss	$(175)	$(2,717)	$(291)	$(3,217)

Income (loss) per share — basic and diluted, as reported	0.00	(0.09)	0.01	(0.10)
(Loss) per share — basic and diluted, pro forma	(0.01)	(0.11)	(0.01)	(0.14)

     The per share weighted-average fair value of stock options granted during the second quarter of 2003 and 2002 was $2.29 and $1.79, respectively, using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $2.16 and $2.47, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months and six months ended June 30, 2003 and 2002:

	Three months ended		Six months ended

	June 30,		June 30,

	2003	2002	2003	2002

Expected Life (years)	5.13	6.75	5.12	6.75
Risk-free interest rate	2.42%	2.73%	2.71%	2.73%
Expected volatility	90.5%	91.3%	90.8%	91.3%
Expected dividend yield	None	None	None	None

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

     Diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2002, since potential common stock instruments are anti-dilutive. For the three months ended June 30, 2003 and June 30, 2002, 2,770,658 and 4,699,636 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2003 and 2002, respectively, 2,655,851 and 4,699,636 stock options were excluded from the computation due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss)	$53	$(2,259)	$194	$(2,276)

Common shares outstanding:
Historical common shares outstanding at beginning of period	24,131	23,800	23,878	23,600
Weighted average common shares issued	94	6	227	141

Weighted average common shares outstanding — basic	24,225	23,806	24,105	23,741
Effect of dilution — stock options	834	—	884	—

Weighted average common shares outstanding — diluted	25,059	23,806	24,989	23,741

Net income (loss) per share — basic and diluted:	$0.00	$(0.09)	$0.01	$(0.10)

(4) Inventories

     Inventories consist of the following:

	June 30, 2003	December 31, 2002
(in thousands)
Raw materials	$286	$275
Work in process	786	398
Finished goods	1,177	1,452

	$2,249	$2,125

(5) Deferred Revenue

     Deferred revenue in the amounts of $1,306,000 and $1,064,000 at June 30, 2003 and December 31, 2002, respectively, relates primarily to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year.

(6) Restricted Cash

     “Restricted cash” in the amounts of $1,124,000 and $1,123,000 at June 30, 2003 and December 31, 2002, respectively, consists of an escrow fund established pursuant to litigation with a licensor of certain patents. The funds may be disbursed from the escrow account upon the earlier of the resolution of the dispute or two years from November 8, 2002.

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

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At June 30, 2003, FDA-approved products were used in conjunction with coronary atherectomy as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2003 and 2002, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $294,000 and $322,000 for the three months ended June 30, 2003 and 2002, respectively, and $641,000 and $620,000 for the six months ended June 30, 2003 and 2002, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are the same as U.S. Medical products. The Company has received CE mark approval for products that relate to four applications of excimer laser technology — coronary atherectomy, in-stent restenosis, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2003	2002	2003	2002

U.S. Medical	$5,890	$5,847	$12,292	$12,250
Europe Medical	655	616	1,230	1,272

Total revenue	$6,545	$6,463	$13,522	$13,522

Segment net	Three Months Ended June 30,		Six Months Ended June 30,
Income (loss):	2003	2002	2003	2002

U.S. Medical	$41	$(2,283)	$182	$(2,381)
Europe Medical	12	24	12	105

Total net income (loss)	$53	$(2,259)	$194	$(2,276)

	June 30,	December 31,
Segment assets:	2003	2002

U.S. Medical	$22,723	$21,636
Europe Medical	2,155	2,200

Total assets	$24,878	$23,836

(8) Reorganization Costs

     During the three months ended December 31, 2000, reorganization expense primarily associated with the elimination of the direct sales organization in Germany totaled $1,200,000. A rollforward of these costs is summarized below.

	Accrued					Accrued
	costs as of					costs as of
	December 31,	Payments made:			Adjustments	June 30,
	2000	2001	2002	2003	2003	2003

Termination and severance costs	$700	$513	$107	$52	$28	$—
Legal fees	150	150	—	—	—	—
Cancellation of contracts and leases	172	168	—	—	4	—
Other	38	38	—	—	—	—

Total	$1,060	$869	$107	$52	$32	$—

     Additional costs of $140,000 relate primarily to a provision for bad debt expense associated with the restructuring as of December 31, 2000. At June 30, 2003, this provision had a zero balance.

     The termination and severance costs relate primarily to eight employees within the direct sales organization in Germany. Effective January 1, 2001, a direct sales organization was no longer used in Germany; instead, a distributor has been contracted to continue selling the Company’s products in Germany. At June 30, 2003 all reorganizations costs have been paid and the remaining balance of $32,000 was reversed.

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

     On June 6, 2002, the Company reached a definitive agreement that resolved disputes among the Company and the members of the Sweet Group. As part of the settlement, the parties agreed to the following:

•	The withdrawal by the Sweet Group of its director nominees as well as the other matters it had proposed for the Annual Meeting and agreement to vote at the Annual Meeting for the election of Messrs. Geisenheimer and Schulte, who were incumbent members of the Board of Directors, and the Company dismissed with prejudice the lawsuits filed against the Sweet Group.

•	The appointment to the Board of two new directors who are unaffiliated with, and independent of, any of the Company’s current directors and the Sweet Group and who are approved in good faith by the Board and Mr. Sweet, which approval shall not by unreasonably withheld. One of the new directors will fill a vacancy on the Board created by the resignation of Mr. Largey, which became effective on June 18, 2002, and the other new director will replace a current member of the Board, who will retire from the Board upon the appointment of a replacement director. Heidrick & Struggles, a nationally recognized executive recruiting firm, has been retained by the Company to assist in identifying the new directors. As of June 30, 2003, one of the two new directors has been appointed and the search is on-going for the open seat.

•	The retention by the Company of a nationally recognized consultant to recommend a program for equity incentives, including stock options, for outside directors and to submit the program recommended by the independent consultant to a vote of the stockholders at the Annual Meeting. The recommendations of the consultant were submitted to a shareholder vote and approved at the Annual Shareholders’ Meeting held on August 5, 2002.

     The resolution also settled all claims between the Company and Messrs. Largey and Samek and Ms. Sweet, each of whom has separated from the Company.

     Costs associated with the proxy contest and settlement obligations are shown below (in thousands):

	Costs incurred
	during the year				Accrued
	ended				costs as of
	December 31,	Amounts paid		Adjustments	June 30,
	2002	2002	2003	2003	2003

Termination and severance costs	$570	$336	$215	$(19)	$—
Legal fees reimbursed to Mr Sweet	100	100	—	—	—
Legal fees	756	684	—	(72)	—
Public and investor relations	135	106	—	(29)	—
Proxy solicitor	69	49	—	(20)	—
Other advisory fees	151	147	—	(4)	—
Other fees	—	133	11	144	—

Total	$1,781	$1,555	$226	$—	$—

     Additional costs of $56,000 relate primarily to costs associated with accelerating the vesting of stock options of the three terminated executives. All settlement costs have been paid at June 30, 2003.

(10) Income Taxes

     At December 31, 2002, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $54 million, which are available to offset future federal taxable income, if any, and expire at varying dates from 2003 through 2022. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986.

     An alternative minimum tax credit carryforward of $253,000 is available to offset future regular tax liabilities and has no expiration date. The Company also has research and experimentation tax credit carryforwards at December 31, for federal income tax purposes of approximately $3 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2022. The annual use of portions of the research and experimentation credit carryforwards is also limited under Section 382.

     The Company has calculated a potential net deferred tax asset of $36.1 million as of December 31, 2002. The Company has recorded a valuation allowance equal to the gross deferred tax asset at December 31, 2002 due to the uncertainty of realization. The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company has generated net income in recent quarters, the Company believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of our deferred tax assets. When the Company determines there is enough positive evidence to support a conclusion that it is more likely than not that it will realize some or all of its deferred tax asset, the Company will reduce the valuation allowance which will result in an increase to net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets.

(11) Recent Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus defines the accounting for arrangements that include multiple deliverables and provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and that the arrangement consideration should be allocated among the separate units of accounting based on their relative fair value, if applicable. Once the arrangement is separated into its units of accounting, applicable revenue recognition should be applied to each separate unit of accounting. Adoption of the provisions of this EITF are required beginning with the Company’s third quarter of 2003

     The pronouncement is effective July 1, 2003 and the Company currently intends to record an adjustment for the cumulative effect of a change in accounting principle upon adoption. The Company has not finalized the calculation of the adjustment but estimates that it will be in the range of $150,000 — $200,000. The primary impact of the new pronouncement will be to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service will be deferred and recognized as revenue on a straight-line basis over the warranty period. Additionally, the Company’s revenue recognition policy as it relates to laser equipment sales will be modified so that revenue will be recognized upon completion of installation of the laser system and physician training. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment.

     Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), was issued in May 2003. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6,

Elements of Financial Statements. The remaining provisions of SFAS 150 are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 will not affect the Company’s financial statements as it does not have issued or outstanding financial instruments of this type.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors below. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 31, 2003. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

     We develop, manufacture, market and service an excimer laser unit and fiber optic delivery system for minimally invasive surgical procedures within the cardiovascular system. Our CVX-300® excimer laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary atherectomy and removal of faulty or infected pacemaker and defibrillator leads. Our laser system competes against alternative technologies including balloon catheters, cardiovascular stents and mechanical atherectomy and thrombectomy devices.

     In addition to our core business described above, we also manufacture and distribute certain products as an original equipment manufacturer for other medical device companies. Historically, revenue from this business represented less than 2% of consolidated revenue and gross margin has been in the range of $100,000 to $200,000 per year. In past years, revenue within this business was derived primarily from one customer who has moved its business to another supplier. As a result, we do not expect revenue in 2003 to reach prior year amounts.

     Our strategy is to develop additional applications for our excimer laser system, increase utilization of our FDA-approved products, and expand our installed base of laser systems. We plan to remain focused on profitability as we work towards the execution of our strategy.

     In 1993, the FDA approved for commercialization our CVX-300 laser system and the first generation of our fiber optic coronary atherectomy catheters. Several improvements and additions to our coronary atherectomy product line have been made since 1993 and have been approved for commercialization by the FDA. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads, and we secured FDA approval in 2001 to market certain products for use in restenosed (clogged) stents (thin steel mesh tubes used to support the walls of coronary arteries) as a pretreatment prior to brachytherapy (radiation therapy).

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     We recently completed two FDA-approved clinical trials evaluating the use of our excimer laser system to treat blocked arteries in the upper and lower leg. In January 2003, the data from our LACI (Laser Angioplasty for Critical Limb Ischemia) trial, which deals with blockages in the lower leg, was submitted to the FDA in the form of a Pre-Market Approval (PMA) Supplement. If successful, this trial will result in additional FDA-approved applications in the United States, which is anticipated in late 2003. In December 2002 we completed the one year follow-up phase of our PELA (Peripheral Excimer Laser Angioplasty) trial, which deals with blockages in the upper leg. An analysis of the PELA data failed to show superiority of the use of the laser. We believe the size of the catheters used in the trial adversely affected results and we are currently developing larger catheters with the objective of improving clinical outcomes. We do not currently intend to submit the data from the PELA trial to the FDA requesting marketing clearance.

Results of Operations

The following table summarizes key supplemental financial information for the last 5 quarters.

	2002			2003

	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr

Laser sales summary:
Laser sales from inventory	2	9	4	2	1
Laser sales from evaluation/rental units	3	6	6	6	1

Total laser sales	5	15	10	8	2
Worldwide laser placements Laser sales from inventory	2	9	4	2	1
Rental placements	0	0	0	2	2
Evaluation placements	7	7	5	1	9

Laser placements during quarter	9	16	9	5	12
Buy-backs/returns during quarter	(5)	(3)	(3)	(4)	(5)

Net laser placements during quarter	4	13	6	1	7
Total lasers placed at end of quarter	341	354	360	361	368
(000’s, except per share and percentages)
Laser Revenue:
Equipment sales	$461	$1,245	$934	$761	$182
Rental fees	391	329	345	311	260

Total	852	1,574	1,279	1,072	442
Disposable products revenue	4,552	4,649	5,293	5,017	5,192
Service revenue	963	925	983	929	975
Provision for sales returns and other revenues	96	9	(137)	(41)	(64)

Total revenue	6,463	7,157	7,418	6,977	6,545
Gross margin (%)	69%	67%	69%	70%	73%
Selling, general and administrative expenses	3,716	3,556	3,698	3,870	3,858
Research, development and other technology expenses	1,242	1,096	979	924	908
Proxy contest. settlement obligations and reorganization costs	1,837	—	—	—	(32)
Total operating expenses	6,795	4,652	4,677	4,794	4,734

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Operating income (loss)	(2,361)	142	418	75	20
Net income (loss)	(2,259)	227	488	141	53
Net income (loss) per share- basic and diluted	(0.09)	0.01	0.02	0.01	0.00
Net cash provided (used) by operating activities	621	177	(1,276)	202	171

Three Months Ended June 30, 2003, Compared with Three Months Ended June 30, 2002

     Revenue for the second quarter of 2003 was $6,545,000 as compared to $6,463,000 during the second quarter of 2002, an increase of one percent. This increase is due to a 14 percent increase in disposable products revenue partially offset by a 48 percent decrease in equipment revenue.

     During the second quarter of 2003 our installed base of excimer laser systems increased by seven to 368 excimer laser systems (268 in the United States). This is a result of 12 placements (sold, rented or provided for evaluation) net of five returns compared with four net placements during the second quarter of 2002. The decrease in equipment revenue is primarily caused by decreased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) two laser units in the second quarter of 2003 compared with five laser units sold in the second quarter of 2002.

     Disposable products revenue, which consists of single-use catheter products, increased 14 percent due to a 38 percent increase in lead removal products partially offset by a four percent decrease in atherectomy catheters. We believe our lead removal revenue increased primarily as a result of the increase in use of automatic implantable cardioverter defibrillators (AICD), devices that regulate heart rhythm. When a patient who already has a pacemaker is upgraded to an AICD, the old pacemaker leads are generally removed to avoid potential electrical interference with the new AICD leads. We have clinical data showing that pacemaker and AICD leads can be taken out using our lead removal products with a dramatically higher success rate and with significantly fewer complications compared with traditional mechanical techniques for lead removal. Sales of our coronary laser atherectomy products continue to be negatively impacted by the lack of recent clinical data supporting the use of our products combined with the diminished value of debulking by any atherectomy device, including laser atherectomy, as a result of the advent of bare metal stents and their pervasive use in coronary interventions. We are focusing our efforts on indications where we believe laser atherectomy can demonstrate improved clinical outcomes. We have initiated clinical research studying the use of our technology to treat thrombus-laden lesions, including saphenous vein grafts and acute myocardial infarction (heart attack). Although we believe this clinical data, when available, may contribute to the growth of our atherectomy business, there can be no assurances this will occur.

     Service revenue in the second quarter of 2003 increased slightly from the second quarter of 2002.

     Gross margin increased to 73 percent during the three months ended June 30, 2003 from 69 percent for the second quarter of 2002. This increase was due primarily to a higher proportion of disposable products revenue in the product mix compared with the same period in 2002. Disposable products revenue generates higher gross margins than equipment revenue.

     Operating expenses of $4,766,000, excluding reversal of reorganization expenses of $(32,000), in the second quarter of 2003 decreased four percent from $4,958,000, excluding proxy contest charges and settlement obligations of $1,837,000, in the three months ended June 30, 2002. This is due to a 27 percent decrease in research, development and other technology expenses partially offset by a four percent increase in selling, general and administrative expenses relative to the same period in 2002.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Selling, general and administrative expenses were $3,858,000 for the three months ended June 30, 2003, a four percent increase from the prior year period. This increase results primarily from a five percent increase in selling expenses. Selling expenses increased $141,000 over the prior year period primarily as a result of increased personnel-related expenses associated with the addition of three employees in our field sales force. General and administrative expenses in the 2003 second quarter are consistent with the prior year period.

     Research, development and other technology expenses decreased 27 percent to $908,000 for the second quarter of 2003 from $1,242,000 in the second quarter of 2002. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease is primarily caused by a $186,000 decrease in clinical studies costs as a result of the completion of the LACI and PELA trials during the fourth quarter of 2002. Research and development costs decreased $115,000 during the period primarily as a result of the completion in the third quarter of 2002 of development on the second generation laser sheath used to remove pacemaker and defibrillator leads. We anticipate that research, development and other technology expenses in future quarters may increase from the amounts incurred during the three months ended June 30, 2003. We have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts and acute myocardial infarction (heart attack). We are also conducting animal studies to assess our technology’s ability to treat ischemic stroke. We anticipate completing these studies by the end of this year and will determine if further clinical research in humans is warranted.

     Reorganization costs of $(32,000) for the three months ended June 30, 2003 represent the reversal of the ending balance of the accrual for reorganization costs. Further discussion of these costs is contained in footnote (8) to our financial statements.

     Proxy contest charges and settlement obligations for the three months ended June 30, 2002, totaled $1,837,000. See further discussion of these costs contained in footnote (9) to our financial statements.

     Interest income decreased 72 percent in the second quarter of 2003 to $40,000 due to lower yields on our interest-bearing securities, which consist primarily of U.S. government and agency obligations with original maturities of less than two years.

     Net income for the three months ended June 30, 2003 was $53,000, compared with a net loss of $2,259,000 in the same quarter last year. Excluding proxy contest and settlement obligation charges of $1,837,000, net loss was $422,000 in the second quarter of 2002. Increased gross margins and decreased operating expenses, discussed above, contributed to the net income in the second quarter of 2003.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2003, as compared with the three months ended June 30, 2002, caused an increase in consolidated revenue and operating expenses of two percent and one percent, respectively.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

     Revenue for the six months ended June 30, 2003 was $13,522,000, equal to revenue from the six months ended June 30, 2002. An increase of 11 percent in disposable products revenue was offset by a

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

32 percent decrease in equipment revenue. Service revenue remained constant with that of the prior year period.

     The equipment revenue decrease is primarily due to increased revenue from sales conversions of rental and evaluation units during the first quarter of 2002, which was driven by a $90,000 special price promotion on laser equipment. For the six months ended June 30, 2003, our installed base of excimer laser systems increased by eight to 368 excimer laser systems (268 in the United States). This is a result of 17 placements (sold, rented or provided for evaluation) net of nine returns compared with 14 net placements during the six months ended June 30, 2002.

     Sales of lead removal products for the six months ended June 30, 2003 increased 31 percent from the prior year period. The increase was partially offset by a five percent decrease in sales of atherectomy catheters to result in an 11 percent increase in disposable products revenue, which consists of single-use catheter products.

     Gross margin increased to 71 percent during the six months ended June 30, 2003, from 68 percent for the six months ended June 30, 2002. This increase was due to a shift in product mix to a higher proportion of disposable products revenue, which generates higher margins than revenue from excimer laser systems.

     Operating expenses decreased three percent in the six months ended June 30, 2003 to $9,560,000, excluding the reversal of reorganization expenses of $(32,000), compared with $9,852,000, excluding proxy contest charges and settlement obligations of $1,837,000, for the six months ended June 30, 2002.

     Selling, general and administrative expenses increased four percent to $7,728,000 for the six months ended June 30, 2003 from $7,417,000 in the six months ended June 30, 2002. This increase is due to:

•	Selling expenses increased approximately $450,000 compared with last year as a result of the following:

•	Approximately $290,000 relates to personnel-related expenses associated with an increase of three additional employees in our field sales force this year.

•	Approximately $90,000 relates to increased costs of our foreign operations, primarily associated with the strengthening euro in relation to the U.S. dollar.

•	Approximately $140,000 increased marketing costs in preparation for the anticipated launch of LACI products upon receipt of FDA approval offset by $70,000 decreased costs associated with the marketing costs for our coronary and lead removal applications.

•	General and administrative expenses decreased approximately $150,000 compared with last year primarily as a result of reduced personnel-related costs associated with fewer employees compared with the six months ended June 30, 2002.

     Research, development and other technology expenses of $1,832,000 for the six months ended June 30, 2003 decreased 25 percent from $2,435,000 for the six months ended June 30, 2002. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to a $434,000 decrease in clinical studies costs as a result of the completion of the LACI and PELA trials during the fourth quarter of 2002. A $125,000 decrease in research and development expenses associated with the development in 2002 of

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

the second generation laser sheath used for our lead removal application and reduced royalties as a result of decreased royalty-bearing revenue also contributed to the decrease from the six months ended June 30, 2002.

     Reorganization costs of $(32,000) represent the reversal of the ending balance of the accrual for reorganization costs. Further discussion of these costs is contained in footnote (8) to our financial statements.

     Proxy contest charges and settlement obligations in the six months ended June 30, 2002 totaled $1,837,000. See further discussion of these costs contained in footnote (9) to our financial statements.

     Interest income decreased in 2003 to $108,000 from $246,000 in 2002 due to lower investment yields within our investment portfolio, which consist primarily of cash equivalents, short-term government bonds and corporate bonds.

     Net income for the six months ended June 30, 2003, was $194,000, compared with a net loss of $2,276,000 in 2002. Net loss in 2002, excluding proxy contest charges and settlement obligations, was $439,000.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2003, as compared with the six months ended June 30, 2002, caused a decrease in consolidated revenue and operating expenses of less than two percent.

Liquidity and Capital Resources

     As of June 30, 2003, we had cash, cash equivalents and investment securities of $12,308,000, an increase of $878,000 from $11,430,000 at December 31, 2002.

     Cash provided by operating activities of $373,000 for the six months ended June 30, 2003 consisted of net income of $194,000 increased by non-cash expenses of $800,000, a $387,000 decrease in accounts receivable, and a $221,000 increase in deferred revenue, offset by a $271,000 reduction in accounts payable and accrued liabilities, an increase of inventory and equipment held for rental or loan of $535,000, an increase of $387,000 in prepaid expenses and other current assets and an increase of $36,000 in other assets.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending net accounts receivable balance by the average daily sales for the second quarter. Inventory turns are calculated by dividing annualized cost of sales for the second quarter by ending inventory.

	June 30, 2003	December 31, 2002

Days Sales Outstanding	51	49
Inventory Turns	3.2	4.3

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Cash provided by investing activities of $4,917,000 for the six months ended June 31, 2003 was due to proceeds of $5,170,000 from the maturity of investment securities partially offset by capital expenditures of $253,000.

     Proceeds of $684,000 from the sale of common stock pursuant to exercises of stock options and stock issuances under our employee stock purchase plan offset by $23,000 of principal payments on long-term debt and capital lease obligations resulted in cash provided by financing activities of $661,000 for the six months ended June 30, 2003. Total debt, including capital lease obligations, was $64,000 at June 30, 2003.

     At June 30, 2003 and December 31, 2002, we had placed a number of laser systems on rental and loan programs. A total of $5,235,000 and $5,031,000 was recorded as equipment held for rental or loan at June 30, 2003, and December 31, 2002, respectively, and is being depreciated over three to five years.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program — This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s purchases of disposable products each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of June 30, 2003, 45 laser units were in place under the evergreen rental program. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3,000-$5,000 per month under this program.

(2)	Evaluation programs — We “loan” a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of June 30, 2003, 25 laser units were in place under the evaluation program.

     We believe our liquidity and capital resources as of June 30, 2003 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include investor perception of our business prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts provision for sales returns, useful lives of depreciable assets, reserve for royalty obligations, inventory reserves, warranty reserves, and the valuation allowance for deferred tax assets and reserves.

     As a result of adopting EITF-0021, Revenue Arrangements with Multiple Deliverables which is effective July 1 2003, our revenue recognition policy for the sale of laser equipment will be modified. The primary impact of the new pronouncement will be to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service will be deferred and recognized as revenue on a straight-line basis over the warranty period. Revenue will be recognized upon completion of installation of the laser system and physician training. Prior to July 1, 20003, revenue for the sale of laser equipment was recognized upon shipment.

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus defines the accounting for arrangements that include multiple deliverables and provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and that the arrangement consideration should be allocated among the separate units of accounting based on their relative fair value, if applicable. Once the arrangement is separated into its units of accounting, applicable revenue recognition should be applied to each separate unit of accounting. Adoption of the provisions of this EITF are required beginning with the Company’s third quarter of 2003.

     The pronouncement is effective July 1, 2003 and the Company currently intends to record an adjustment for the cumulative effect of a change in accounting principle upon adoption. The Company has not finalized the calculation of the adjustment but estimates that it will be an expense in the range of $150,000 — $200,000. The primary impact of the new pronouncement will be to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service will be deferred and recognized as revenue on a straight-line basis over the warranty period. Additionally, the Company’s revenue recognition policy as it relates to laser equipment sales will be modified so that revenue will be recognized upon completion of installation of the laser system and

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

physician training. Prior to July 1, 20003, revenue for the sale of laser equipment was recognized upon shipment.

     Statement of Financial Accounting Standards 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), was issued in May 2003. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of SFAS 150 are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of SFAS 150 are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS 150 will not affect our financial statements as we do not have issued or outstanding financial instruments of this type.

RISK FACTORS

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

     We cannot guarantee that we will gain FDA approval to market the use of our excimer laser system to treat blocked arteries in the lower leg. If we do not receive these FDA approvals, our business will suffer.

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred net losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At June 30, 2003, we had accumulated $77 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. No assurance can be given that we will be able to maintain profitability in the future.

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

     We Are Exposed to the Problems That Come From Having International Operations. For the six months ended June 30, 2003, our revenue from international operations represented 10 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology. Although we have established reserves for royalty payment obligations based on a process of calculating royalty obligations associated with our licensed technology, the process involves management estimates that require judgement and there can be no assurance that these reserves will be adequate. For example, we are currently involved in litigation over royalties payable by us to one of our licensors, Interlase L.P., under an existing license agreement. Interlase has also filed a complaint alleging we infringe certain patents relating to lead removal products and services that are the subject of the same license agreement. There are no assurances we will prevail in these matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2003, as compared with the six months ended June 30, 2002, caused a decrease in consolidated revenue and operating expenses of less than two percent.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     In March 2003, Interlase filed a complaint in the United States District Court for the Eastern District of Virginia claiming Spectranetics is in breach of the same patent license agreement and is infringing the patents that are the subject of the license agreement. In the complaint, Interlase claims an amount in controversy in excess of $1 million, exclusive of interest and costs, in addition to certain other forms of relief, such as treble damages, a declaratory judgment and injunctive relief. The claims for relief all relate to royalties allegedly owed to or due Interlase in the future associated with the same lead removal products and services that are at issue in the United States District Court case in Colorado. The Company believes the claims are not justified and plans to vigorously defend its position.

     On May 23, 2003, the United States District Court for Eastern District of Virginia granted Spectranetics' Motion and entered an order transferring the case titled Interlase Partnership v. The Spectranetics Corporation, Civil No. 3:03 CV265, to the United States District Court for the District of Colorado for all proceedings.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on June 26, 2003.

(1)	The following director was elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2006.

	For	Withheld

R. John Fletcher	21,014,375	1,094,518

Cornelius C. Bond, Jr., Emile J. Geisenheimer, Martin T. Hart, Joseph M. Ruggio, M.D., and John G. Schulte continued their terms of office as directors after the meeting.

(2)	The appointment of KPMG LLP as independent auditors of the Company for the current fiscal year was ratified:

In favor:	22,006,005
Against:	61,424
Abstain:	41,464

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.3(c) Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated June 3, 2003.

10.33 Asset Purchase Agreement between the Company and LaTIS, Inc.

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

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

The Spectranetics Corporation
(Registrant)

August 14, 2003	By: /s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

August 14, 2003	By: /s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.3(c)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated June 3, 2003.

10.33	Asset Purchase Agreement between the Company and LaTIS, Inc.

31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002