Form 10-Q
period 2003-09-30
SPECTRANETICS CORP
filed 2003-11-14
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2003

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

As of November 11, 2003 there were 24,424,581 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2003	December 31, 2002

Assets:
Current assets:
Cash and cash equivalents	$11,395	$2,767
Investment securities available for sale	1,513	8,663
Trade accounts receivable, net of allowances	3,490	4,042
Inventories	2,318	2,125
Prepaid expenses and other current assets	797	676

Total current assets	19,513	18,273
Net equipment and leasehold improvements	3,438	3,478
Intangible assets, net	587	771
Other assets	273	191
Restricted cash	1,130	1,123

Total Assets	$24,941	$23,836

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$5,727	$6,619
Deferred revenue	1,443	1,064
Debt	49	79
Capital lease obligations	—	3

Total current liabilities	7,219	7,765

Other long-term liabilities	164	216

Total liabilities	7,383	7,981

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 24,395,897 and 23,877,744 shares, respectively	24	24
Additional paid-in capital	94,427	93,393
Accumulated other comprehensive loss	(154)	(272)
Accumulated deficit	(76,739)	(77,290)

Total shareholders’ equity	17,558	15,855

Total Liabilities and Shareholders’ Equity	$24,941	$23,836

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Percentages, Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Revenue	$6,901	$7,157	$20,423	$20,679
Cost of revenue	1,954	2,363	5,853	6,660

Gross margin	4,947	4,794	14,570	14,019

Gross margin %	72%	67%	71%	68%
Operating expenses:
Selling, general and administrative	3,735	3,556	11,463	10,973
Research, development and other technology	916	1,096	2,748	3,531
Proxy contest, settlement obligations and reorganization costs	—	—	(32)	1,837

Total operating expenses	4,651	4,652	14,179	16,341

Operating income (loss)	296	142	391	(2,322)
Other income (expense):
Interest expense	(1)	(37)	(2)	(111)
Interest income	34	114	142	360
Other, net	28	8	20	24

Total other income	61	85	160	273

Net income (loss)	$357	$227	$551	$(2,049)

Other comprehensive income (loss):
Foreign currency translation	(1)	(20)	68	50
Unrealized gain (loss) on investment securities	15	—	50	(44)

Comprehensive income (loss)	$371	$207	$669	$(2,043)

Net income (loss) per share — basic and diluted	$0.01	$0.01	$0.02	$(0.09)

Weighted average common shares outstanding:
Basic	24,346,235	23,875,578	24,211,215	23,786,046

Diluted	26,188,151	23,978,193	25,477,671	23,786,046

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$551	$(2,049)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,146	1,280
Options granted for consulting services	96	81
Net change in operating assets and liabilities	(1,024)	1,342

Net cash provided by operating activities	769	654

Cash flows from investing activities:
Capital expenditures	(310)	(174)
Proceeds from maturity of investment securities, net	7,200	1,015

Net cash provided by investing activities	6,890	841

Cash flows from financing activities:
Proceeds from sale of common stock	938	614
Principal payments on long-term debt and capital leases obligations	(40)	(147)

Net cash provided by financing activities	898	467

Effect of exchange rate changes on cash	71	72

Net increase in cash and cash equivalents	8,628	2,034
Cash and cash equivalents at beginning of period	2,767	3,093

Cash and cash equivalents at end of period	$11,395	$5,127

Supplemental disclosures of cash flow information — cash paid for interest	$2	$114

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

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Significant estimates are used in these financial statements to determine the allowance for doubtful accounts, provision for sales returns, useful lives of depreciable assets, recoverability of long-lived assets, reserve for royalty obligations, inventory reserves, warranty reserves, and the valuation allowance for deferred tax assets and reserves.

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

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation had been applied for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$357	$227	$551	$(2,049)
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	(178)	(359)	(663)	(1,300)

Pro forma net income (loss)	$179	$(132)	$(112)	$(3,349)

Income (loss) per share – basic and diluted, as reported	$0.01	$0.01	$0.02	$(0.09)

Income (loss) per share – basic and diluted, pro forma	$0.01	$(0.01)	$(0.00)	$(0.14)

     The per share weighted-average fair value of stock options granted during the third quarter of 2003 and 2002 was $2.18 and $1.23, respectively, using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2003 and 2002 was $2.16 and $2.25, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months and nine months ended September 30, 2003 and 2002:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected life (years)	5.13	6.75	5.12	6.75
Risk-free interest rate	2.4%	2.7%	2.6%	2.7%
Expected volatility	90.5%	91.3%	90.7%	91.3%
Expected dividend yield	None	None	None	None

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

     Diluted net income (loss) per share was the same as basic net income (loss) per share for the nine months ended September 30, 2002, since potential common stock instruments were anti-dilutive. For the three months ended September 30, 2003 and September 30, 2002, 880,231 and 4,717,863 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2003 and 2002, respectively, 1,352,120 and 4,818,745 stock options were excluded from the computation due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$357	$227	$551	$(2,049)

Common shares outstanding:
Historical common shares outstanding at beginning of period	24,296	23,811	23,878	23,600
Weighted average common shares issued	50	65	333	186

Weighted average common shares outstanding – basic	24,346	23,876	24,211	23,786
Effect of dilution – stock options	1,842	102	1,267	—

Weighted average common shares outstanding – diluted	26,188	23,978	25,478	23,786

Net income (loss) per share – basic and diluted:	$0.01	$0.01	$0.02	$(0.09)

(4) Inventories

     Inventories consist of the following:

(in thousands)	September 30, 2003	December 31, 2002

Raw materials	$304	$275
Work in process	596	398
Finished goods	1,418	1,452

	$2,318	$2,125

(5) Deferred Revenue

     Deferred revenue in the amount of $1,064,000 at December 31, 2002 relates primarily to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year. The deferred revenue of $1,443,000 at September 30, 2003 consists of $1,328,000 of payments for these product maintenance contracts and $115,000 which relates to revenue deferred upon the sale of eximer laser systems as a result of the application of Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. Further discussion of EITF 00-21 is contained in footnote (11) to our financial statements.

(6) Restricted Cash

     “Restricted cash” in the amounts of $1,130,000 and $1,123,000 at September 30, 2003 and December 31, 2002, respectively, consists of an escrow fund established pursuant to litigation with a licensor of certain patents. The funds may be disbursed from the escrow account upon the earlier of the resolution of the dispute or two years from November 8, 2002.

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

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At September 30, 2003, FDA-approved products were used in conjunction with coronary atherectomy as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2003 and 2002, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $402,000 and $345,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,043,000 and $965,000 for the nine months ended September 30, 2003 and 2002, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are the same as U.S. Medical products. The Company has received CE mark approval for products that relate to four applications of excimer laser technology – coronary atherectomy, in-stent restenosis, lead removal, and peripheral angioplasty to clear blockages in leg arteries.

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

Revenue:	2003	2002	2003	2002

U.S. Medical	$6,094	$6,535	$18,386	$18,785
Europe Medical	807	622	2,037	1,894

Total revenue	$6,901	$7,157	$20,423	$20,679

Segment net	Three Months Ended September 30,		Nine Months Ended September 30,
income (loss):	2003	2002	2003	2002

U.S. Medical	$294	$240	$476	$(2,141)
Europe Medical	63	(13)	75	92

Total net income (loss)	$357	$227	$551	$(2,049)

	September 30,	December 31,
Segment assets:	2003	2002

U.S. Medical	$22,416	$21,636
Europe Medical	2,525	2,200

Total assets	$24,941	$23,836

(8) Reorganization Costs

     During the three months ended December 31, 2000, reorganization expense primarily associated with the elimination of the direct sales organization in Germany totaled $1,200,000. A rollforward of these costs is summarized below.

	Accrued					Accrued
	costs as of					costs as of
	December 31,	Payments made:			Adjustments	September 30,
	2000	2001	2002	2003	2003	2003

Termination and severance costs	$700	$513	$107	$52	$28	$—
Legal fees	150	150	—	—	—	—
Cancellation of contracts and leases	172	168	—	—	4	—
Other	38	38	—	—	—	—

Total	$1,060	$869	$107	$52	$32	$—

     Additional costs of $140,000 relate primarily to a provision for bad debt expense associated with the restructuring as of December 31, 2000. At September 30, 2003, this provision had a zero balance.

     The termination and severance costs relate primarily to eight employees within the direct sales organization in Germany. Effective January 1, 2001, a direct sales organization was no longer used in Germany; instead, a distributor has been contracted to continue selling the Company’s products in Germany. At September 30, 2003 all reorganizations costs have been paid and the remaining balance of $32,000 was reversed.

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

     On June 6, 2002, the Company reached a definitive agreement that resolved disputes among the Company and the members of the Sweet Group. As part of the settlement, the parties agreed to the following:

•	The withdrawal by the Sweet Group of its director nominees as well as the other matters it had proposed for the Annual Meeting and agreement to vote at the Annual Meeting for the election of Messrs. Geisenheimer and Schulte, who were incumbent members of the Board of Directors, and the Company dismissed with prejudice the lawsuits filed against the Sweet Group.

•	The appointment to the Board of two new directors who are unaffiliated with, and independent of, any of the Company’s current directors and the Sweet Group and who are approved in good faith by the Board and Mr. Sweet, which approval shall not by unreasonably withheld. One of the new directors will fill a vacancy on the Board created by the resignation of Mr. Largey, which became effective on June 18, 2002, and the other new director will replace a current member of the Board, who will retire from the Board upon the appointment of a replacement director. Heidrick & Struggles, a nationally recognized executive recruiting firm, has been retained by the Company to assist in identifying the new directors. As of September 30, 2003, one of the two new directors has been appointed and the search is on-going for the open seat.

•	The retention by the Company of a nationally recognized consultant to recommend a program for equity incentives, including stock options, for outside directors and to submit the program recommended by the independent consultant to a vote of the stockholders at the Annual Meeting. The recommendations of the consultant were submitted to a shareholder vote and approved at the Annual Shareholders’ Meeting held on August 5, 2002.

     The resolution also settled all claims between the Company and Messrs. Largey and Samek and Ms. Sweet, each of whom has separated from the Company.

     Costs associated with the proxy contest and settlement obligations are shown below (in thousands):

	Costs incurred
	during the				Accrued
	year ended				costs as of
	December 31,	Amounts paid		Adjustments	September 30,
	2002	2002	2003	2003	2003

Termination and severance costs	$570	$336	$215	$(19)	$—
Legal fees reimbursed to Mr. Sweet	100	100	—	—	—
Legal fees	756	684	—	(72)	—
Public and investor relations	135	106	—	(29)	—
Proxy solicitor	69	49	—	(20)	—
Other advisory fees	151	147	—	(4)	—
Other fees	—	133	11	144	—

Total	$1,781	$1,555	$226	$—	$—

     Additional costs of $56,000 relate primarily to costs associated with accelerating the vesting of stock options of the three terminated executives. All settlement costs have been paid at September 30, 2003.

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

     The Company has calculated a potential net deferred tax asset of approximately $36.1 million as of December 31, 2002. The Company has recorded a valuation allowance equal to the gross deferred tax asset at December 31, 2002 due to the uncertainty of realization. The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company has generated net income in recent quarters, the Company believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of its deferred tax assets. When the Company determines there is enough positive evidence to support a conclusion that it is more likely than not that it will realize some or all of its deferred tax asset, the Company will reduce the valuation allowance which will result in an increase to net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets.

(11) Revenue Recognition

     As a result of adopting EITF 00-21, Revenue Arrangements with Multiple Deliverables which was effective July 1, 2003, our revenue recognition policy for the sale of laser equipment was modified.

The primary impact of the new pronouncement is to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service is deferred and recognized as revenue on a straight-line basis over the warranty period. Revenue will be recognized upon completion of all contractual obligations in the sales contract, which includes installation of the laser system and physician training. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment. For the three months ended September 30, 2003, $121,884 of revenue associated with service to be performed during the service period was deferred and $6,750 of this amount was recognized. The balance of deferred service revenue at September 30, 2003 is $115,134 and will be recorded as revenue on a straight-line basis over the remaining warranty period.

(12) Recent Accounting Pronouncements

     In December 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus defines the accounting for arrangements that include multiple deliverables and provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting and that the arrangement consideration should be allocated among the separate units of accounting based on their relative fair value, if applicable. Once the arrangement is separated into units of accounting, applicable revenue recognition should be applied to each separate unit of accounting. Adoption of the provisions of this EITF are required beginning with the Company’s third quarter of 2003.

     The pronouncement was effective July 1, 2003 and is applied prospectively by the Company. The primary impact of the new pronouncement is to treat service provided during the one-year service period as a separate unit of accounting. As such, the retail value of this service is deferred and recognized as revenue on a straight-line basis over the service period. Additionally, the Company’s revenue recognition policy as it relates to laser equipment sales was modified so that revenue will be recognized upon completion of all contractual obligations in the sales contract, which includes installation of the laser system and physician training. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

anticipated results, performance or achievements, please see the risk factors below. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 31, 2003. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

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

     We recently completed two FDA-approved clinical trials evaluating the use of our excimer laser system to treat blocked arteries in the upper and lower leg. In January 2003, the data from our LACI (Laser Angioplasty for Critical Limb Ischemia) trial, which deals with blockages in the lower leg, was submitted to the FDA in the form of a Pre-Market Approval (PMA) Supplement. On October 2, 2003, we attended a meeting of the Circulatory System Devices Advisory Panel. The panel voted 9-1 for non-approval of our PMA Supplement for the treatment of critical limb ischemia. We have since received a non-approvable letter from the FDA. We are committed to pursuing approval of our products for the treatment of patients with critical limb ischemia and intend to meet with FDA officials during the quarter ending December 31, 2003. The goal of this meeting is to obtain agreement with FDA officials as to potential alternatives available to us that may result in a future FDA approval. There are no assurances that FDA approval for the treatment of patients suffering from critical limb ischemia will be obtained.

     In December 2002 we completed the one year follow-up phase of our PELA (Peripheral Excimer Laser Angioplasty) trial, which deals with blockages in the upper leg. An analysis of the PELA data failed to show superiority of the use of the laser. We believe the size of the catheters used in the trial adversely affected results and we are currently developing larger catheters with the objective of

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

improving clinical outcomes. We are currently evaluating our strategy to treat arterial blockages in the upper leg.

Results of Operations

The following table summarizes key supplemental financial information for the three months ending September 31, 2003 and 2002.

	Three Months Ended September 30,

	2003	2002

Laser sales summary:
Laser sales from inventory	0	9
Laser sales from evaluation/rental units	5	6

Total laser sales	5	15
Worldwide laser placements
Laser sales from inventory	0	9
Rental placements	0	0
Evaluation placements	8	7

Laser placements during quarter	8	16
Buy-backs/returns during quarter	—	(3)

Net laser placements during quarter	8	13
Total lasers placed at end of quarter	376	354
(In Thousands)
Laser Revenue:
Equipment sales	$450	$1,245
Rental fees	295	329

Total	745	1,574
Disposable products revenue	5,139	4,649
Service revenue	1,014	925
Other revenue	3	9

Total revenue	6,901	7,157
Net cash provided by operating activities	396	177

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

Three Months Ended September 30, 2003, Compared with Three Months Ended
September 30, 2002

     Revenue for the third quarter of 2003 was $6,901,000 as compared to $7,157,000 in the third quarter of 2002. Disposable product revenue rose 11 percent, offset by a 53 percent decrease in equipment revenue.

     Our installed base of excimer laser systems increased by eight to 376 excimer laser systems (276 in the United States) during the third quarter of 2003, compared with 13 net placements (systems sold, rented or provided for evaluation) during the third quarter of 2002. The decrease in equipment revenue is primarily caused by decreased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) five laser units in the third quarter of 2003 compared with 15 laser units sold in the third quarter of 2002, which was the final quarter in which we offered a special price promotion.

     Disposable products revenue, which consists of single-use catheter products, was $5,139,000 during the third quarter of 2003 compared with $4,649,000 last year, an increase of 11 percent. This increase is due to an 11 percent increase in unit sales of lead removal products and a 10 percent increase in unit sales of atherectomy catheters. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of automatic implantable cardioverter defibrillators (AICD), devices that regulate heart rhythm. When a patient who already has a pacemaker is upgraded to an AICD, the old pacemaker leads are generally removed to avoid potential electrical interference with the new AICD leads. We have clinical data showing that pacemaker and AICD leads can be taken out using our lead removal products with a dramatically higher success rate and with significantly fewer complications compared with traditional mechanical techniques for lead removal. Sales of our coronary laser atherectomy products in the third quarter of 2003 reversed a downward trend we have been experiencing for the past two years. We are focusing our efforts on indications where we believe laser atherectomy can demonstrate improved clinical outcomes. These include saphenous vein grafts, in-stent restenosis followed by radiation therapy, chronic total occlusions, and acute myocardial infarction (AMI), or heart attack. During the third quarter of 2003 we received FDA approval to remove the contraindication for the use of excimer laser coronary atherectomy catheters for treating patients with AMI. We have initiated clinical research studying the use of our technology to treat thrombus-laden lesions, including saphenous vein grafts and AMI. Although we believe this clinical data, when available, may contribute to the growth of our atherectomy business, there can be no assurances this will occur.

     Service revenue in the third quarter of 2003 was $1,014,000 compared with $925,000 during the same quarter last year. The change is attributable to an increased installed base of excimer laser systems.

     Gross margin increased to 72 percent during the three months ended September 30, 2003 from 67 percent for the third quarter of 2002. This increase was due primarily to a higher proportion of disposable products revenue in the product mix compared with the same period in 2002. Disposable products revenue generates higher gross margins than equipment revenue.

     Operating expenses of $4,651,000 in the three months ended September 30, 2003 were consistent with $4,652,000 in the same period of 2002.

     Selling, general and administrative expenses were $3,735,000 for the three months ended September 30, 2003, a five percent increase from the prior year period expenses of $3,556,000. This increase results primarily from a 14 percent increase in general and administrative expenses. General and administrative expenses increased approximately $120,000 over the prior year period as a result of accrued incentive compensation costs as a result of financial performance in relation to budget for

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

eligible employees throughout the company. Selling expenses in the 2003 third quarter increased $59,000, or two percent, from the prior year period due to increased costs associated with our foreign subsidiary due to the fluctuation in euro currency rates.

     Research, development and other technology expenses decreased 16 percent to $916,000 for the third quarter of 2003 from $1,096,000 in the third quarter of 2002. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease is primarily caused by a $171,000 decrease in clinical studies costs as a result of the completion of the LACI and PELA trials during the fourth quarter of 2002. Research and development costs of $270,000 were consistent with $279,000 spent in 2002. We anticipate that research, development and other technology expenses in future quarters may increase from the amounts incurred during the three months ended September 30, 2003, as we have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts and acute myocardial infarction (heart attack).

     Interest income decreased 70 percent in the third quarter of 2003 to $34,000 due to lower yields on our interest-bearing securities, which consist primarily of cash equivalents and U.S. government and agency obligations with original maturities of less than two years.

     Net income for the three months ended September 30, 2003 was $357,000, compared with net income of $227,000 in the same quarter last year. The increase is due primarily to increased gross margins in the third quarter of 2003.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2003, as compared with the three months ended September 30, 2002, caused an increase of one percent in consolidated revenue and operating expenses.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Revenue for the nine months ended September 30, 2003 was $20,423,000, a decrease of one percent from the nine months ended September 30, 2002. The decrease is due to a decrease of 41 percent in equipment revenue, partially offset by an 11 percent increase disposable products revenue and a three percent increase in service revenue.

     The equipment revenue decrease is primarily due to decreased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) 15 laser units during the first nine months of 2003, compared with 32 units during the same period of 2002. The 2002 level was driven by a $90,000 special price promotion on laser equipment, which ended September, 2002. For the nine months ended September 30, 2003, our installed base of excimer laser systems increased by 16 to 376 excimer laser systems (276 in the United States). This compares with 27 net placements during the nine months ended September 30, 2002.

     The increase in disposable products revenue, which consists of single-use catheter products, is attributable to a 24 percent volume increase in unit sales of lead removal products partially offset by a one percent decrease in unit sales of atherectomy catheters.

     Gross margin increased to 71 percent during the nine months ended September 30, 2003, from 68 percent for the nine months ended June 30, 2002. This increase was due primarily to a higher proportion

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

of disposable products revenue in the product mix compared with 2002. Disposable products revenue generates higher gross margins than equipment revenue.

     Operating expenses decreased two percent in the nine months ended September 30, 2003 to $14,211,000, excluding the reversal of reorganization expenses of $(32,000), compared with $14,504,000, excluding proxy contest charges and settlement obligations of $1,837,000, for the nine months ended September 30, 2002.

     Selling, general and administrative expenses increased four percent to $11,463,000 for the nine months ended September 30, 2003 from $10,973,000 in the nine months ended September 30, 2002. This increase is due to:

•	Selling expenses increased approximately $520,000 compared with last year as a result of the following:

•	Approximately $160,000 relates to personnel-related expenses associated with additional employees in our field sales force this year.

•	Approximately $200,000 relates to increased costs of our foreign operations, primarily associated with the strengthening euro in relation to the U.S. dollar.

•	Approximately $160,000 increased marketing costs related to the anticipated launch of LACI products had the FDA approved those products. We recently received a non-approvable letter with regard to our LACI products, and we intend to work with the FDA to identify potential alternatives available to us that may result in a future FDA approval.

•	General and administrative expenses decreased approximately $30,000 compared with last year primarily as a result of reduced personnel-related costs associated with fewer employees compared with the nine months ended September 30, 2002.

     Research, development and other technology expenses of $2,748,000 for the nine months ended September 30, 2003 decreased 22 percent from $3,531,000 for the same period of 2002. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The decrease from prior year amounts is primarily due to a $605,000 decrease in clinical studies costs as a result of the completion of the LACI and PELA trials during the fourth quarter of 2002. A $134,000 decrease in research and development expenses is associated with the development in 2002 of the second generation laser sheath used for our lead removal application and reduced royalties as a result of decreased royalty-bearing revenue also contributed to the decrease from the nine months ended September 30, 2002.

     Reorganization costs of $(32,000) represent the reversal of the ending balance of the accrual for reorganization costs. Further discussion of these costs is contained in footnote (8) to our financial statements.

     Proxy contest charges and settlement obligations in the nine months ended September 30, 2002 totaled $1,837,000. See further discussion of these costs contained in footnote (9) to our financial statements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

     Lower investment yields within our investment portfolio, which consists primarily of cash equivalents, short-term government bonds and corporate bonds resulted in a decrease in interest income to $142,000 from $360,000 for the nine months ended September 30, 2002.

     Net income for the nine months ended September 30, 2003 was $551,000, compared with a net loss of $2,049,000 in 2002. Net loss in 2002, excluding proxy contest charges and settlement obligations, was $212,000.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, caused an increase in consolidated revenue and operating expenses of less than two percent.

Liquidity and Capital Resources

     As of September 30, 2003, we had cash, cash equivalents and investment securities of $12,908,000, an increase of $1,478,000 from $11,430,000 at December 31, 2002.

     Cash provided by operating activities of $769,000 for the nine months ended September 30, 2003 consisted primarily of the following:

•	Net income of $551,000 for the nine months ended September 30, 2003 plus non-cash expenses of $1,242,000

•	Accounts receivable decrease of $619,000 due to continuing emphasis on reducing days sales outstanding

     The above sources of cash were offset by the following uses:

•	Accounts payable and accrued liabilities decreased $1,034,000 primarily as a result of payment of accrued liabilities associated with the completion of the PELA and LACI trials, final payments on accrued proxy contest and settlement obligation costs, payment of accrued wages and reduction of accrued warranty costs related to lasers sold prior to implementation of EITF 00-21, which is discussed in footnote (11) to our financial statements.

•	Inventory and equipment held for rental or loan increased $752,000 primarily as a result of the Company’s ongoing program to facilitate placements of new laser systems through evaluation or rental program placements. The Company will continue to increase its installed base through evaluation and rental programs offered to our customers.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending net accounts receivable balance by the average daily sales for the third quarter. Inventory turns are calculated by dividing annualized cost of sales for the third quarter by ending inventory.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

	September 30, 2003	December 31, 2002

Days Sales Outstanding	46	49
Inventory Turns	3.4	4.3

     Cash provided by investing activities of $6,890,000 for the nine months ended September 30, 2003 was due to proceeds of $7,200,000 from the maturity of investment securities partially offset by capital expenditures of $310,000.

     Proceeds of $938,000 from the sale of common stock pursuant to exercises of stock options and stock issuances under our employee stock purchase plan offset by $40,000 of principal payments on long-term debt and capital lease obligations resulted in cash provided by financing activities of $898,000 for the nine months ended September 30, 2003. Total debt, including capital lease obligations, was $49,000 at September 30, 2003.

     At September 30, 2003 and December 31, 2002, we had placed a number of laser systems on rental and loan programs. A total of $5,368,000 and $5,031,000 was recorded as equipment held for rental or loan at September 30, 2003, and December 31, 2002, respectively, and is being depreciated over three to five years.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program – This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s purchases of disposable products each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of September 30, 2003, 46 laser units were in place under the evergreen rental program. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3,000 — $5,000 per month under this program.

(2)	Evaluation programs – We “loan” a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of September 30, 2003, 27 laser units were in place under the evaluation program.

     We believe our liquidity and capital resources as of September 30, 2003 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include investor perception of our business prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our stockholders.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

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

     As a result of adopting EITF 00-21, Revenue Arrangements with Multiple Deliverables which was effective July 1, 2003, our revenue recognition policy for the sale of laser equipment was modified. The primary impact of the new pronouncement is to treat service provided during the one-year service period as a separate unit of accounting. As such, the retail value of this service is deferred and recognized as revenue on a straight-line basis over the service period. Revenue will be recognized upon completion of installation of the laser system and physician training. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment.

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

     The pronouncement was effective July 1, 2003 and was implemented on a prospective basis by the Company. The primary impact of the new pronouncement is to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service will be deferred and recognized as revenue on a straight-line basis over the warranty period. Additionally, the Company’s revenue recognition policy as it relates to laser equipment sales has been modified so that revenue is recognized upon completion of installation of the laser system and physician training. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

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

     In October 2003, we received a non-approvable letter from the FDA with regard to the use of excimer laser technology to treat blocked arteries in the lower leg. While we are committed to pursuing approval of our products for the treatment of patients with critical limb ischemia, we cannot guarantee that we will gain FDA approval to market the use of our excimer laser system to treat blocked arteries in the lower leg. If we do not receive these FDA approvals, our business may suffer.

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred net losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At September 30, 2003, we had accumulated $77 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. No assurance can be given that we will be able to maintain profitability in the future.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

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

     Regulatory Compliance Is Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the lower leg has taken longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements. Furthermore, in October the the Circulatory System Devices Advisory Panel voted 9-1 for non-approval of our PMA Supplement for the treatment of critical limb ischemia. We have since received a non-approval letter from the FDA. While we are committed to pursuing approval of our products for the treatment of patients with critical limb ischemia, there are no assurances that FDA approval for the treatment of patients suffering from critical limb ischemia will be obtained.

     Our European Operations May Not Be Successful or May Not Be Able To Achieve Revenue Growth. In January 2001 we established a distributor relationship in Germany, and now utilize

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

distributors throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success.

     We Are Exposed to the Problems That Come From Having International Operations. For the nine months ended September 30, 2003, our revenue from international operations represented 11 percent of consolidated revenue. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology. Although we have established reserves of $1.4 million for royalty payment obligations based on a process of calculating royalty obligations associated with our licensed technology, the process involves management estimates that require judgement and there can be no assurance that these reserves will be adequate. For example, we are currently involved in litigation over royalties payable by us to one of our licensors, Interlase L.P., under an existing license agreement. Interlase has also filed a complaint alleging we infringe certain patents relating to lead removal products and services that are the subject of the same license agreement. Further, we have received correspondence from a license holder asserting that we have underpaid royalties by approximately $1.0 million dollars. We disagree with this assertion; however, there are no assurances we will prevail in these matters.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Conditions (cont’d)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risks include changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not use financial instruments to any degree to manage these risks. We do not use financial instruments to manage changes in commodity prices, and do not hold or issue financial instruments for trading purposes. The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, caused an increase in consolidated revenue and operating expenses of approximately one percent.

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

     On May 23, 2003, the United States District Court for Eastern District of Virginia granted Spectranetics’ Motion and entered an order transferring the case titled Interlase Limited Partnership v. The Spectranetics Corporation, Civil No. 3:03CV265, to the United States District Court for the District of Colorado for all proceedings.

     In July, 2003, Spectranetics filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which Spectranetics amended in September, 2003, seeking a declaratory judgment that (1) Spectranetics’ products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the “’125 patent”); (2) the claims of the ‘125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent are valid and enforceable, that Spectranetics is, through its employees, a joint owner of any invention claimed in the ‘125 patent. Spectranetics also has claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of Spectranetics’ trade secrets; (2) breach of the parties’ Confidentiality Agreement; and (3) wrongful taking of Spectranetics confidential and proprietary information.

     Dr. Rentrop responded to the Amended Complaint on October 20, 2003, with a Motion to Dismiss based upon a claimed lack of subject matter jurisdiction and personal jurisdiction. The Court has not yet ruled on Dr. Rentrop’s Motion; Spectranetics’ response to the Motion is not due until mid-November.

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

31(a) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b) Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

     On July 17, 2003, pursuant to Securities and Exchange Commission Release No. 33-8216, the Company filed a Current Report on Form 8-K which included as an exhibit a press release dated July 17, 2003, which sets forth our results of operations for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003	The Spectranetics Corporation (Registrant) By: /s/ John G. Schulte

John G. Schulte President and Chief Executive Officer

November 14, 2003	By: /s/ Guy A. Childs

Guy A. Childs Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
31(a)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002