Form 10-Q
period 2004-03-31
SPECTRANETICS CORP
filed 2004-05-07
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

March 31, 2004

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

As of May 5, 2004 there were 25,071,926 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
(In Thousands, Except Share Amounts)

	March 31, 2004	December 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$12,948	$11,281
Restricted cash	—	1,133
Trade accounts receivable, net of allowances	4,862	4,729
Inventories	2,048	1,899
Prepaid expenses and other current assets	1,036	621

Total current assets	20,894	19,663
Net equipment and leasehold improvements	3,565	3,633
Goodwill, net	308	308
Other intangible assets, net	177	219
Other assets	246	259
Long-term investment securities available for sale	2,000	2,000

Total Assets	$27,190	$26,082

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$6,228	$6,054
Deferred revenue	1,804	1,643

Total current liabilities	8,032	7,697

Other long-term liabilities	136	173

Total liabilities	8,168	7,870

Shareholders’ Equity:
Preferred stock, $.001 par value
authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value
authorized 60,000,000 shares; issued and outstanding 24,792,973 and 24,452,491 shares, respectively	25	24
Additional paid-in capital	95,246	94,544
Accumulated other comprehensive income (loss)	(23)	5
Accumulated deficit	(76,226)	(76,361)

Total shareholders’ equity	19,022	18,212

Total Liabilities and Shareholders’ Equity	$27,190	$26,082

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Percentages, Share and Per Share Amounts)

	Three Months Ended March 31,
	2004	2003
Revenue	$7,787	$6,977
Cost of revenue	2,131	2,108

Gross margin	5,656	4,869

Gross margin %	73%	70%
Operating expenses:
Selling, general and administrative	4,431	3,870
Research, development and other technology	1,119	924

Total operating expenses	5,550	4,794

Operating income	106	75
Other income (expense):
Interest expense	—	(1)
Interest income	27	68
Other, net	2	(1)

Total other income	29	66

Net income	135	141
Other comprehensive income (loss):
Foreign currency translation	(28)	11
Unrealized (loss) on investment securities	—	(21)

Comprehensive income	$107	$131

Earnings per common and common equivalent shares – basic and diluted:	$0.01	$0.01

Weighted average common shares outstanding:
Basic	24,655,211	23,982,847

Diluted	26,584,075	24,867,670

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$135	$141
Adjustments to reconcile net income to net cash provided (used) used by operating activities:
Depreciation and amortization	397	397
Options granted for consulting services	12	18
Net change in operating assets and liabilities	(587)	(354)

Net cash provided (used) by operating activities	(43)	202

Cash flows from investing activities:
Capital expenditures	(84)	(47)
Net change in restricted cash	1,133	—
Proceeds from maturity of investment securities, net	—	30

Net cash provided (used) by investing activities	1,049	(17)

Cash flows from financing activities:
Proceeds from sale of common stock	691	411
Principal payments on long-term debt and capital leases obligations	—	(8)

Net cash provided by financing activities	691	403

Effect of exchange rate changes on cash	(30)	18

Net increase in cash and cash equivalents	1,667	606
Cash and cash equivalents at beginning of period	11,281	2,767

Cash and cash equivalents at end of period	$12,948	$3,373

Supplemental disclosures of cash flow information — cash paid for interest	$—	$1

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)

Item 1. Notes to Financial Statements

(1) General

     We develop, manufacture, market and distribute single-use medical devices used in minimally invasive surgical procedures within the cardiovascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary vascular system. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat. On April 29, 2004, we received market clearance from the Food and Drug Administration (“FDA”) for a laser-based treatment of patients suffering from total occlusions not crossable with a guidewire in their leg arteries.

     The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly owned subsidiary, Spectranetics International, B.V. (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of property and equipment, intangible assets, valuation allowances for receivables, inventories, and deferred income tax assets; and accrued warranty and royalty expenses. Actual results could differ from those estimates.

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

(2) Stock-Based Compensation

     The Company accounts for its stock-based compensation plans for employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No compensation cost has been recognized for stock option grants to employees in the accompanying financial statements as all options granted had an exercise price equal to or above the market value of the underlying common stock on the date of grant. Under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123 (SFAS No. 148), entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, SFAS

No. 123, as amended, also allows entities to continue to apply the provisions of APB 25 and provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123, as amended, had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by SFAS No. 123, as amended.

     The Company accounts for nonemployee stock-based awards in accordance with SFAS No. 123 and related interpretations.

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$135	$141
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair-value-based method	(197)	(257)

Pro forma net loss	$(62)	$(116)

Net income per share – basic, as reported	0.01	0.01
Net (loss) per share – basic, pro forma	(0.00)	(0.00)
Net income per share – diluted, as reported	0.01	0.01
Net (loss) per share – diluted, pro forma	(0.00)	(0.00)

     The per share weighted-average fair value of stock options granted during the first quarter of 2004 and 2003 was $4.05 and $2.35, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months ended March 31, 2004 and 2003:

	Three months ended
	March 31,
	2004	2003
Expected Life (years)	5.40	5.12
Risk-free interest rate	2.78%	2.74%
Expected volatility	118.6%	90.8%
Expected dividend yield	None	None

(3) Net Income Per Share

     The Company calculates net income per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.

     For the three months ended March 31, 2004 and 2003, 1,038,392 and 2,699,437 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2004	2003
Net income	$135	$141

Common shares outstanding:
Historical common shares outstanding at beginning of period	24,452	23,878
Weighted average common shares issued	203	105

Weighted average common shares outstanding – basic	24,655	23,983
Effect of dilution – stock options	1,929	885

Weighted average common shares outstanding – diluted	26,584	24,868

Net income per share – basic and diluted:	$0.01	$0.01

(4) Inventories

     Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$318	$201
Work in process	578	589
Finished goods	1,152	1,109

	$2,048	$1,899

(5) Deferred Revenue

     “Deferred revenue” in the amounts of $1,804,000 and $1,643,000 at March 31, 2004, and December 31, 2003, respectively, relates primarily to various product maintenance contracts under which payments are received in advance and revenue is initially deferred and recognized over the life of the contract, which is generally one year.

(6) Restricted Cash

     “Restricted cash” in the amount of $1,133,000 at December 31, 2003 consisted of an escrow fund established pursuant to a dispute with a licensor of certain patents of the Company. The dispute was settled in the fourth quarter of 2003, and the funds were released to the Company during the quarter ending March 31, 2004, resulting in a zero balance.

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

U. S. Medical

Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At March 31, 2004, FDA-approved products were used in conjunction with coronary atherectomy as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. On April 29, 2004, we received market clearance from the Food and Drug Administration (“FDA”) to treat patients suffering from total occlusions not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2004 and 2003, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $456,000 and $348,000 for the three months ended March 31, 2004 and 2003, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

Europe Medical

     The Europe Medical segment is a marketing and sales subsidiary located in the Netherlands that serves all of Europe as well as the Middle East. Products offered by this reportable segment are the same as those offered by U.S. Medical. The Company has received CE (Communaute Europeene) mark approval for products that relate to four applications of excimer laser technology – coronary atherectomy, in-stent restenosis, lead removal, and peripheral atherectomy to clear blockages in leg arteries.

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended
	March 31,
Revenue:	2004	2003
U.S. Medical	$7,086	$6,402
Europe Medical	701	575

Total revenue	$7,787	$6,977

	Three Months Ended
Segment net	March 31,
income (loss):	2004	2003
U.S. Medical	$185	$141
Europe Medical	(50)	—

Total net income	$135	$141

	March 31,	December 31,
Segment assets:	2004	2003
U.S. Medical	$24,746	$23,363
Europe Medical	2,444	2,719

Total assets	$27,190	$26,082

(8) Income Taxes

     At December 31, 2003, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $53 million, which are available to offset future federal taxable income, if any, and expire at varying dates from 2004 through 2022. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986 (the “Code”).

     An alternative minimum tax credit carryforward of $298,000 is available to offset future regular tax liabilities and has no expiration date. The Company also has research and experimentation tax credit carryforwards at December 31, 2003, for federal income tax purposes of approximately $3 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2023. The annual use of portions of the research and experimentation credit carryforwards is also limited under Section 382 of the Code.

     The Company has calculated a potential net deferred tax asset of approximately $40.0 million as of December 31, 2003. The Company has recorded a valuation allowance equal to the gross deferred tax asset at December 31, 2003 due to the uncertainty of realization. The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company has generated net income in recent quarters, the Company believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of its deferred tax assets. When the Company determines there is enough positive evidence to support a conclusion that it is more likely than not that it will realize some or all of its deferred tax asset, the Company will reduce the valuation allowance which will result in an increase to net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, generating net income in consecutive quarters and projections for taxable income sufficient to utilize our deferred tax assets.

(9) Revenue Recognition

     As a result of adopting EITF 00-21, Revenue Arrangements with Multiple Deliverables, which was effective July 1, 2003, our revenue recognition policy for the sale of laser equipment was modified. The primary impact of the new pronouncement is to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service is deferred and recognized as revenue on a straight-line basis over the warranty period. Revenue will be recognized upon completion of all contractual obligations in the sales contract, which includes installation of the laser system and physician training. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment. For the three months ended March 31, 2004, $131,000 of revenue associated with service to be performed during the warranty period was deferred. Revenue recognized from deferred service revenue was $71,000 during the quarter ended March 31, 2004. The balance of deferred service revenue at March 31, 2004 is $295,000 and will be recorded as revenue on a straight-line basis over the remaining warranty period.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors below. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This report should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 30, 2004. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

     We develop, manufacture, market and service an excimer laser unit and fiber optic delivery system for minimally invasive surgical procedures within the cardiovascular system. Our CVX-300® excimer laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary atherectomy and removal of faulty pacemaker and defibrillator leads. On April 29, 2004, we received 510(k) marketing clearance from the FDA for use of our CVX-300 excimer laser in treatment of patients suffering from total occlusions (blockages) in the legs not crossable with a guidewire. Our laser system competes against alternative technologies including balloon catheters, cardiovascular stents and mechanical atherectomy and thrombectomy devices.

     Our strategy is to develop additional applications for our excimer laser system, gather and develop clinical data for publication in peer-reviewed journals, increase utilization of our FDA-approved products, and expand our installed base of laser systems. We plan to remain focused on profitability as we work towards the execution of our strategy.

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

     We submitted a 510(k) application to the FDA in January 2004 with data for the laser-based treatment of patients with total occlusions not crossable with a guidewire. The data showed that the limb salvage rate (no major amputations) among the 47 patients treated was 95% for those patients surviving six months following the procedure. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI (Laser Angioplasty for Critical Limb Ischemia) trial. Market clearance for this application was received from the FDA on April 29, 2004.

     We are also exploring the use of our technology to treat blockages caused by the formation of thrombus (blood clots). We are currently gathering clinical data for laser-based treatment of acute myocardial infarction (AMI, or heart attack) and saphenous vein grafts (heart bypass grafts that develop blockages). We expect to complete the clinical research in saphenous vein grafts in late 2004 or early 2005. We are currently FDA-approved to treat saphenous vein grafts so the clinical data from this trial, if successful, will be used for marketing the clinical advantages of our technology. We have begun clinical research associated with a laser-based treatment of AMI in the second quarter of 2004 and expect to complete enrollment in this 80-patient study by the end of 2004. It is likely that further clinical research beyond this 80-patient study will be required for FDA approval.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Results of Operations

     The following table summarizes key supplemental financial information for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Laser sales summary:
Laser sales from inventory	1	2
Laser sales from evaluation/rental units	2	6

Total laser sales	3	8
Worldwide laser placements:
Laser sales from inventory	1	2
Rental placements	0	2
Evaluation placements	6	1

Laser placements during quarter	7	5
Buy-backs/returns during quarter	(2)	(4)

Net laser placements during quarter	5	1
Total lasers placed at end of quarter	388	361

(In Thousands)
Laser Revenue:
Equipment sales	$438	$761
Rental fees	323	311

Total	761	1,072
Disposable products revenue	5,713	5,017
Service revenue	1,255	929
Other revenue, net of provision for sales returns	58	(41)

Total revenue	7,787	6,977
Net cash provided (used) by operating activities	(43)	202

Three Months Ended March 31, 2004, Compared with Three Months Ended March 31, 2003

     Revenue in the first quarter of 2004 rose 12 percent to $7,787,000 from $6,977,000 during the first quarter of 2003. The increase is due to a 14 percent increase in disposable products revenue and a 35 percent increase in service revenue partially offset by a 29 percent decrease in equipment revenue.

     The increase of 14 percent in disposable products revenue, which consists of single-use catheter products, is attributable to a 25 percent increase in coronary atherectomy revenue and a three percent increase in revenue from lead removal products. We believe the growth in coronary atherectomy revenue is primarily due to renewed interest in utilizing the laser for complex coronary interventions as a result of our higher profile at recent medical industry tradeshows. We believe our lead removal business continues to benefit from the expansion of patients eligible for inplantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Devices that directly compete with our laser atherectomy products include the cutting balloon and rotablator which are marketed and distributed by Boston Scientific Corporation. We believe Spectranetics is benefiting from higher visibility as a result of our efforts to draw attention to our clinical research initiatives. We have initiated clinical research studying the use of our technology to treat saphenous vein grafts and acute myocardial infarction (heart attack). Although we believe this clinical data, when available, may contribute to the growth of our atherectomy business, there can be no assurances this will occur.

     Service revenue was $1,255,000 in the first quarter of 2004, compared with $929,000 during the same period in 2003. The increase is due primarily to increased revenue from service agreements. We believe increased acceptance of our technology within our current installed base of laser equipment has contributed to increased sales of service agreements. The revenue from the sale of service agreements is deferred at the time of sale and recorded as revenue on a straight-line basis over the service period.

     Our installed base of excimer laser systems increased by five to 388 excimer laser systems (287 in the United States) during the first quarter of 2004, compared with one net placement (systems sold, rented or provided for evaluation) during the first quarter of 2003. The decrease in equipment revenue is primarily caused by decreased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) three laser units in the first quarter of 2004 compared with eight laser units sold in the first quarter of 2003. We believe this is due to a shift in focus away from outright sales that require a significantly longer selling cycle to growing the disposable product business using a strategy of placing laser systems under evaluation or ental programs.

     Gross margin increased to 73 percent during the three months ended March 31, 2004 from 70 percent for the first quarter of 2003. This increase was due primarily to a higher percentage of disposable products revenue in the product mix compared with 2003. Disposable products revenue generates higher gross margins than equipment revenue.

     Selling, general and administrative expenses increased 14 percent to $4,431,000 for the three months ended March 31, 2004 from $3,870,000 in the first quarter of 2003. The increase is due to:

•	Selling expenses increased approximately $495,000 in the quarter compared with last year’s quarter as a result of the following:

•	Approximately $205,000 relates to personnel-related expenses associated with an increase of two additional employees in our U.S. field sales force compared with last year and $60,000 relates to higher commissions as a result of increased revenue compared with the prior year period.

•	Approximately $165,000 relates to increased costs of our foreign operations. Of this amount, $75,000 is associated with the strengthening euro in relation to the U.S. dollar. An increase of one additional employee in the European field sales force also contributed to the increase over the prior year period.

•	Approximately $65,000 relates to physician training costs, consistent with a higher number of physicians trained, compared with last year, for use of our technology for coronary atherectomy and the removal of pacemaker and defibrillator leads.

•	General and administrative expenses increased approximately $66,000 in the quarter compared with last year, primarily as a result of increased costs associated with Sarbanes-Oxley compliance.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Research, development and other technology expenses increased 21 percent to $1,119,000 for the first quarter of 2004 from $924,000 in the first quarter of 2003. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase from prior year amounts is primarily due to a $129,000 increase in clinical studies costs as a result of the costs of clinical research for the treatment of saphenous vein grafts and acute myocardial infarction (heart attack) and increased research and development costs from the addition of two engineers. We have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts (CORAL and CORAL REEF) and acute myocardial infarction (EXTENDED FAMILI). We anticipate completion of this research by the end of 2004 or early 2005.

     Interest income decreased 60 percent in 2004 to $27,000 due to lower yields on our investment securities, which consist primarily of money market accounts, highly rated commercial paper and government-backed investment securities.

     Net income was $135,000 for the three months ended March 31, 2004, compared with net income of $141,000 in 2003. The decrease in net income was primarily due to increased operating expenses partially offset by increased gross margins in the first quarter of 2004, discussed above.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2004, as compared with the three months ended March 31, 2003, caused an increase in consolidated revenue of $102,000 and an increase in operating expenses of $75,000.

Liquidity and Capital Resources

     As of March 31, 2004, we had cash and cash equivalents of $12,948,000, an increase of $1,667,000 from $11,281,000 at December 31, 2003. The primary reason for the increase is the reclassification back to operating cash of $1,133,000 previously classified as restricted cash and held in an escrow account during a dispute with a license holder as a result of the settlement of that matter in the fourth quarter of 2003. Proceeds from the exercise of stock options were $691,000 during the quarter.

     Cash used by operating activities of $43,000 for the three months ended March 31, 2004 consisted primarily of the following:

•	An increase in inventory and equipment held for rental or loan of $379,000 primarily as a result of the Company’s ongoing program to facilitate placements of new laser systems through evaluation or rental programs. The Company will continue to increase its installed base through evaluation and rental programs offered to our customers.

•	An increase in prepaid expenses and other current assets of $407,000 primarily due to annual payments for insurance, deposits paid for marketing conventions and a receivable recorded as a result of inventory transfers associated with a change in our Japanese distributor. This receivable is classified as an other current assets due to the non-recurring nature of the transaction.

•	An increase in accounts receivable of $155,000 due to increased revenue during the quarter.

The above uses of cash were offset by the following sources:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

•	Net income of $135,000 for the three months ended March 31, 2004 plus non-cash expenses of $409,000, which consist of depreciation and amortization of $397,000 and options granted for consulting services of $12,000.

•	Accounts payable and accrued liabilities increased $218,000 due to timing of accounts payable disbursements.

•	Deferred revenue increased $134,000 primarily as a result of sales of service agreements for our excimer laser systems.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending net accounts receivable balance by the average daily sales for the quarter. Inventory turns are calculated by dividing annualized cost of sales for the first quarter by ending inventory.

	March 31, 2004	December 31, 2003
Days Sales Outstanding	56	57
Inventory Turns	4.2	4.3

     Cash provided by investing activities of $1,049,000 for the three months ended March 31, 2004 was due to the reclassification of restricted cash of $1,133,000 to operating cash, partially offset by capital expenditures of $84,000.

     Cash provided by financing activities was $691,000, comprised of proceeds from the sale of common stock to employees or former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At March 31, 2004, there was no debt or capital lease obligations.

     At March 31, 2004, and December 31, 2003, we had placed a number of laser systems on rental and loan programs. A total of $5,955,000 and $5,843,000 was recorded as equipment held for rental or loan at March 31, 2004, and December 31, 2003, respectively, and is being depreciated over three to five years. The net book value of this equipment was $3,000,000 and $3,052,000 at March 31, 2004 and December 31, 2003, respectively.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program – This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s purchases of disposable products each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of March 31, 2004, 47 laser units were in place under the evergreen rental program.

(2)	Evaluation programs – We “loan” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of March 31, 2004, 32 laser units were in place under the evaluation program.

     We believe our liquidity and capital resources as of March 31, 2004 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our shareholders.

     We do not expect our capital requirements to change significantly in 2004 compared with 2003 levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of property and equipment, intangible assets, valuation allowances for receivables, inventories, and deferred income tax assets; and accrued warranty and royalty expenses. Actual results could differ from those estimates.

     Our critical accounting policies and estimates are included in our Form 10-K, filed on March 30, 2004.

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At March 31, 2004, we had accumulated $76.2 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. Although we have been profitable for seven consecutive quarters, no assurance can be given that we will be able to maintain profitability in the future.

     Regulatory Compliance Is Expensive and Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, if existing regulations are

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the leg took longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.

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

     We estimate that approximately 85 percent of coronary interventions involve the placement of a stent. The leading stent providers in the United States are SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation); Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems); Guidant Corporation; Medtronic, Inc.; and JOMED N.V. The leading balloon angioplasty manufacturers are SCIMED, Cordis, Guidant and Medtronic. Manufacturers of atherectomy or thrombectomy devices include SCIMED, Guidant , Possis Medical, Inc., Fox Hollow Technologies, Lymend, and Intraluminal Therapeutics.

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

     We Are Exposed to the Problems That Come From Having International Operations. For the three months ended March 31, 2004, our revenue from international operations represented 10 percent of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan has taken longer than anticipated due to the complexity of this process. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminates our licenses to use patented technology. We have received inquiries from two of our licensors regarding the level of past royalty payments. We have settled one dispute and have recently engaged in discussions with the other regarding their inquiries. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believe these services are beyond the scope of the license agreement. If our discussions do not resolve the dispute, our license agreement with the licensor provides for arbitration proceedings to settle this matter. We have accrued costs of $1.4 million associated with the resolution of this matter, which represents our best estimate of costs to resolve the matter. If the matter is referred to arbitration proceedings, we will vigorously defend our position that royalties are not owed on the service-based revenues in dispute.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology. For example, we have been made aware of a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 millimeters and are currently involved in litigation regarding this patent. See Part II, Item 1 — Legal Proceedings for further discussion of this litigation. We are in the process of reviewing the patent to determine its validity and enforceability. We cannot guarantee a patent holder will not file a lawsuit against us and prevail. If we decide that we need to license technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

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

     Our Stock Price May Continue To Be Volatile. The market price of our common stock, similar to other small-cap medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

•	fluctuations in operating results;

•	announcements of technological innovations or new products by Spectranetics or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights;

•	public concern regarding the safety of products developed by Spectranetics or others;

•	the initiation or cessation in coverage of our common stock, or changes in ratings of our common stock, by securities analysts;

•	past or future management changes;

•	general market conditions; and

•	financing of future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of March 31, 2004, the unrealized loss on our investment securities was approximately $1,000.

     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. Fluctuation in euro currency rates during the three months ended March 31, 2004 as compared with the three months ended March 31, 2003, caused an increase in consolidated revenue and operating expenses of less than two percent.

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

Item 4. Controls and Procedures (cont’d)

     There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

     In July, 2003, Spectranetics filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which Spectranetics amended in September, 2003, seeking declaratory relief that (1) Spectranetics’ products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the “‘125 patent”); (2) the claims of the ‘125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that Spectranetics is, through its employees, a joint owner of any invention claimed in the ‘125 patent. Spectranetics also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of Spectranetics’ trade secrets; (2) breach of the parties’ Confidentiality Agreement; and (3) wrongful taking of Spectranetics’ confidential and proprietary information.

     On January 6, 2004, the United States Patent and Trademark Office issued to Dr Rentrop a continuation patent to the ‘125 patent, United States Patent No. 6,673,064 (the “‘064 patent”). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against Spectranetics, under the ‘064 patent (the “New York case”).

     On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. Spectranetics decided to forgo appealing that decision, thus, there no longer is any case pending in Colorado.

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

Items 2-5. Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Rule 13(a)-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.

(b)	Reports on Form 8-K.

     On February 5, 2004, pursuant to Securities and Exchange Commission Release No. 33-8216, the Company filed a Current Report on Form 8-K which included as an exhibit a press release dated February 5, 2004, which sets forth our results of operations for the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)

May 7, 2004	By: /s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

May 7, 2004	By: /s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13(a)-14(a)/15d-14(a) Certifications.

32.1	Section 1350 Certifications.