Form 10-Q
period 2004-06-30
SPECTRANETICS CORP
filed 2004-08-16
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2004

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

As of August 11, 2004 there were 25,263,268 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2004	December 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$5,975	$11,281
Investment securities available for sale	7,004	—
Restricted cash	—	1,133
Trade accounts receivable, net of allowances	5,251	4,729
Inventories, net	2,078	1,899
Prepaid expenses and other current assets	867	621

Total current assets	21,175	19,663
Net equipment and leasehold improvements	3,783	3,633
Goodwill, net	308	308
Other intangible assets, net	121	219
Other assets	241	259
Long -term investment securities available for sale	2,984	2,000

Total Assets	$28,612	$26,082

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$6,426	$6,054
Deferred revenue	1,727	1,643

Total current liabilities	8,153	7,697
Deferred revenue, net of current portion	46	98
Other long-term liabilities	63	75

Total liabilities	8,262	7,870

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 25,146,665 and 24,452,491 shares, respectively	25	24
Additional paid-in capital	96,224	94,544
Accumulated other comprehensive income (loss)	(74)	5
Accumulated deficit	(75,825)	(76,361)

Total shareholders’ equity	20,350	18,212

Total Liabilities and Shareholders’ Equity	$28,612	$26,082

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements(cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Percentages, Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$8,657	$6,545	$16,444	$13,522
Cost of revenue	2,162	1,791	4,293	3,899

Gross margin	6,495	4,754	12,151	9,623

Gross margin %	75%	73%	74%	71%
Operating expenses:
Selling, general and administrative	4,940	3,858	9,371	7,728
Research, development and other technology	1,228	908	2,347	1,832
Proxy contest, settlement obligations and reorganization costs	—	(32)	—	(32)

Total operating expenses	6,168	4,734	11,718	9,528

Operating income	327	20	433	95
Other income (expense):
Interest income	69	40	96	108
Other, net	5	(7)	7	(9)

Total other income	74	33	103	99

Net income	$401	$53	$536	$194

Other comprehensive income (loss):
Foreign currency translation	(7)	58	(35)	69
Unrealized gain (loss) on investment securities	(44)	56	(44)	35

Comprehensive income	$350	$167	$457	$298

Net income per share — basic	$0.02	$0.00	$0.02	$0.01

Net income per share — diluted	$0.01	$0.00	$0.02	$0.01

Weighted average common shares outstanding:
Basic	25,047,378	24,224,898	24,851,338	24,104,541

Diluted	27,230,109	25,058,834	26,913,500	24,988,895

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements(cont’d)

THE SPECTRANETICS CORPORATION AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$536	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	790	771
Options granted for consulting services	18	29
Net change in operating assets and liabilities	(1,159)	(621)

Net cash provided by operating activities	185	373

Cash flows from investing activities:
Capital expenditures	(223)	(253)
Net change in restricted cash	1,133	—
Redemption (purchases) of investment securities, net	(8,032)	5,170

Net cash provided (used) by investing activities	(7,122)	4,917

Cash flows from financing activities:
Proceeds from sale of common stock	1,663	684
Principal payments on long-term debt and capital leases obligations	—	(23)

Net cash provided by financing activities	1,663	661

Effect of exchange rate changes on cash	(32)	62

Net increase (decrease) in cash and cash equivalents	(5,306)	6,013
Cash and cash equivalents at beginning of period	11,281	2,767

Cash and cash equivalents at end of period	$5,975	$8,780

Supplemental disclosures of cash flow information — cash paid for interest	$—	$2

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements(cont’d)

Item 1. Notes to Financial Statements

(1) General

     We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the vascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary vascular system. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat. On April 29, 2004, we received 510(k) clearance from the Food and Drug Administration (“FDA”) for our CliRpath® laser catheters which are indicated for use in the endovascular treatment of symptomatic infrainguinal lower extremity vascular disease where total obstructions are not crossable with a guidewire.

     The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly owned subsidiary, Spectranetics International, B.V. (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.

     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of property and equipment, intangible assets, valuation allowances for receivables, inventories, and deferred income tax assets; and accrued warranty and royalty expenses. Actual results could differ from those estimates.

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$401	$53	$536	$194
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	(274)	(228)	(471)	(485)

Pro forma net income (loss)	$127	$(175)	$65	$(291)

Income per share — basic as reported	0.02	0.00	0.02	0.01
Income per share — diluted, as reported	0.01	0.00	0.02	0.01
Income (loss) per share — basic, pro forma	0.01	(0.01)	0.00	(0.01)
Income (loss) per share — diluted, pro forma	0.00	(0.01)	0.00	(0.01)

     The per share weighted-average fair value of stock options granted during the second quarter of 2004 and 2003 was $4.42 and $2.29, respectively, using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $4.29 and $2.16, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected life (years)	5.34	5.13	5.36	5.12
Risk-free interest rate	3.81%	2.42%	3.44%	2.71%
Expected volatility	118.1%	90.5%	118.2%	90.8%
Expected dividend yield	None	None	None	None

(3) Net Income Per Share

     The Company calculates net income per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.

     For the three months ended June 30, 2004 and 2003, 258,199 and 2,770,658 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2004 and 2003, 620,078 and 2,655,851 stock options, respectively, were excluded from the computation due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$401	$53	$536	$194

Common shares outstanding:
Historical common shares outstanding at beginning of period	24,793	24,131	24,452	23,878
Weighted average common shares issued	254	94	399	227

Weighted average common shares outstanding — basic	25,047	24,225	24,851	24,105
Effect of dilution — stock options	2,183	834	2,063	884

Weighted average common shares outstanding — diluted	27,230	25,059	26,914	24,989

Net income per share — basic	$0.02	$0.00	$0.02	$0.01

Net income per share — diluted	$0.01	$0.00	$0.02	$0.01

(4) Inventories

     Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$359	$201
Work in process	444	589
Finished goods	1,275	1,109

	$2,078	$1,899

(5) Deferred Revenue

     Deferred revenue in the amounts of $1,773,000 and $1,741,000 at June 30, 2004 and December 31, 2003, respectively, relates primarily to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year.

(6) Restricted Cash

     Restricted cash in the amount of $1,133,000 at December 31, 2003 consisted of an escrow fund established pursuant to a dispute with a licensor of certain patents of the Company. The dispute was settled in the fourth quarter of 2003, and the funds were released to the Company during the quarter ended March 31, 2004, resulting in a zero balance at June 30, 2004.

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

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At June 30, 2004, FDA-approved products were used in multiple cardiovascular procedures, including coronary atherectomy as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. On April 29, 2004, the Company received 510(k) clearance from the FDA to treat patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2004 and 2003, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $254,000 and $294,000 for the three months ended June 30, 2004 and 2003, respectively, and $710,000 and $641,000 for the six months ended June 30, 2004 and 2003, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
U.S. Medical	$8,016	$5,890	$15,102	$12,292
Europe Medical	641	655	1,342	1,230

Total revenue	$8,657	$6,545	$16,444	$13,522

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Segment net income (loss):
U.S. Medical	$477	$41	$662	$182
Europe Medical	(76)	12	(126)	12

Total net income	$401	$53	$536	$194

	June 30,	December 31,
	2004	2003
Segment assets:
U.S. Medical	$26,452	$23,363
Europe Medical	2,160	2,719

Total assets	$28,612	$26,082

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

     The Company has calculated a potential net deferred tax asset of approximately $40.0 million as of December 31, 2003, which includes U.S. net operating losses, foreign net operating losses, research and experimentation tax credit carryforwards and several other timing differences. The Company has recorded a valuation allowance equal to the net deferred tax asset at December 31, 2003 due to the uncertainty of realization. The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company has generated net income in recent quarters, the Company believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of its deferred tax assets. When the Company determines there is enough positive evidence to support a conclusion that it is more likely than not that it will realize some or all of its deferred tax asset, the Company will reduce the valuation allowance which will result in an increase to net income in the period in which such determination is made. Positive evidence to support a conclusion that our deferred tax asset is realizable includes, but is not limited to, a strong earnings history and projections for taxable income sufficient to utilize our deferred tax assets.

(9) Revenue Recognition

          As a result of adopting EITF 00-21, Revenue Arrangements with Multiple Deliverables, which was effective July 1, 2003, The Company’s revenue recognition policy for the sale of laser equipment was modified. The primary impact of this guidance is to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the retail value of this service is separated from equipment revenue and is deferred and recognized as revenue on a straight-line basis over the warranty period. Equipment revenue is recognized upon completion of all contractual obligations in the sales contract, which includes installation of the laser system and physician training and when collection is reasonably assured. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment. For the three and six months ended June 30, 2004, $63,000 and $155,000, respectively, of revenue associated with services to be performed during the warranty period was deferred. For the three and six months ended June 30, 2004, revenue recognized from deferred service revenue was $89,000 and $160,000, respectively. The balance of deferred service revenue at June 30, 2004 is $271,000 and will be recorded as revenue on a straight-line basis over the remaining warranty period.

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

Corporate Overview

     We develop, manufacture, market and service an excimer laser unit and fiber optic delivery system for minimally invasive surgical procedures within the vascular system. Our CVX-300 excimer laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary atherectomy and removal of faulty pacemaker and defibrillator leads. On April 29, 2004, we received 510(k) clearance from the FDA for use of our CVX-300 excimer laser in treatment of patients suffering from total occlusions (blockages) in the legs not crossable with a guidewire. Our laser system is typically

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

used adjunctly with balloon catheters and cardiovascular stents. We compete with alternative technologies including mechanical atherectomy and thrombectomy devices.

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

     On April 29, 2004, we received 510(k) clearance from the FDA for our CliRpath excimer laser catheters which are indicated for use in the endovascular treatment of symptomatic infrainguinal lower extremity vascular disease when total obstructions are not crossable with a guidewire. The data submitted to the FDA showed that the limb salvage rate (no major amputations) among the 47 patients treated was 95% for those patients surviving six months following the procedure. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI (Laser Angioplasty for Critical Limb Ischemia) trial.

     We are currently exploring the use of our technology to treat blockages caused by the formation of thrombus (blood clots) and are gathering clinical data for laser-based treatment of saphenous vein grafts (heart bypass grafts that develop blockages), peripheral vascular disease and acute mayocardial infarction (AMI) or heart attack. Enrollment in the CORAL trial for a laser-based treatment of saphenous vein grafts is currently slower than expected. Management is currently evaluating alternatives associated with the completion of this clinical trial. We are currently FDA-approved to treat saphenous vein grafts so the clinical data from this trial, if successful, will be used for marketing the clinical advantages of our technology. Our peripheral trial is called DELTA and is a pilot study on a new catheter designed to create larger lumens (holes) within the superficial femoral artery. This 25-patient study is expected to be completed by the end of the year. We began the clinical research associated with the laser-based treatment of AMI in the second quarter of 2004 and expect to complete enrollment in this 80-patient study by the end of 2004 or early 2005. It is likely that further clinical research beyond this 80-patient study will be required to generate a new indication from the FDA.

     During the second quarter of 2004, we received conditional approval from the FDA and commenced research to determine if treating heart attack (acute myocardial infarction or AMI) patients with our excimer laser restores blood flow and reduces infarct size, or amount of dead heart muscle (the Extended FAMILI trial).

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

Results of Operations

The following table summarizes key supplemental financial information for the last 5 quarters.

	2003			2004
(000’s, except per share amounts)	2nd Qtr	3[r]d Qtr	4th Qtr	1st Qtr	2nd Qtr
Laser Revenue:
Equipment sales	$182	$450	$215	$438	$398
Rental fees	260	295	350	323	336

Total laser revenue	442	745	565	761	734
Disposable Products Revenue:
Atherectomy revenue	2,431	2,483	2,781	3,075	3,474
Lead removal revenue	2,761	2,656	2,998	2,638	3,109

Total disposable products revenue	5,192	5,139	5,779	5,713	6,583
Service and other revenue	911	1,017	1,102	1,313	1,340
Total revenue	6,545	6,901	7,446	7,787	8,657
Net income	53	357	378	135	401
Net income per share:
Basic	0.00	0.01	0.02	0.01	0.02
Diluted	0.00	0.01	0.01	0.01	0.01
Net cash provided (used) from operating activities	171	396	203	(43)	228
Total cash and investment securities-current and non-current	12,308	12,908	13,281	14,948	15,963
Laser sales summary:
Laser sales from inventory	1	0	3	1	1
Laser sales from evaluation/rental units	1	5	0	2	3

Total laser sales	2	5	3	3	4
Worldwide Installed Base Summary:
Laser sales from inventory	1	0	3	1	1
Rental placements	2	0	0	0	0
Evaluation placements	9	8	7	6	8

Laser placements during quarter	12	8	10	7	9
Buy-backs/returns during quarter	(5)	—	(3)	(2)	(3)

Net laser placements during quarter	7	8	7	5	6
Total lasers placed at end of quarter	368	376	383	388	394

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

     Revenue for the second quarter of 2004 was $8,657,000, an increase of 32 percent as compared to $6,545,000 during the second quarter of 2003. This increase is attributable to a 27 percent increase in disposable products revenue, a 47 percent increase in service and other revenue, and a 66 percent increase in equipment revenue.

     The increase of 27 percent in disposable products revenue, which consists of single-use catheter products, is attributable to a 43 percent increase in atherectomy revenue and a 13 percent increase in revenue from lead removal products. A net increase of approximately three percent in sales prices for all disposable products went into effect as of April 2004, which accounted for a portion of the increase. The growth in atherectomy revenue is primarily due to the launch of our CLiRpath product line, which is used to treat total occlusions in the legs that cannot be crossed with a guidewire. Sales of the new, larger diameter CliRpath catheters were $970,000 during the 42 selling days available during the three months ended June 30, 2004. The CLiRpath product line received 510(k) clearance from the FDA on April 29, 2004. We also believe our lead removal business continues to benefit from the expansion of patients eligible for implantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. We believe Spectranetics is benefiting from higher visibility as a result of our efforts to draw attention to our clinical research initiatives. We have initiated clinical research studying the use of our technology to treat saphenous vein grafts and acute myocardial infarction (heart attack). Although we believe this clinical data, when available, may contribute to the growth of our atherectomy business, there can be no assurances this will occur.

     During the second quarter of 2004 our installed base of excimer laser systems increased by six to 394 excimer laser systems (293 in the United States). This is a result of six net placements (sold, rented or provided for evaluation) compared with seven net placements during the second quarter of 2003. The increase in equipment revenue is primarily caused by increased laser unit sales. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) four laser units in the second quarter of 2004 compared with two laser units sold in the second quarter of 2003.

     Service and other revenue increased 47% to $1,340,000 in the second quarter of 2004 from $911,000 in the second quarter of 2003. The growth rates in service and other revenue is higher than historical growth rates in this segment of our business, primarily as a result of a higher percentage of our customers purchasing service contracts. Since approximately 75 percent of our eligible customers are under service contracts as of June 30, 2004, it is uncertain whether this growth rate will continue.

     Gross margin increased to 75 percent during the three months ended June 30, 2004 from 73 percent during the same quarter last year. This increase was mainly due to manufacturing efficiencies realized as a result of the higher volume of catheters produced and sold.

     Operating expenses of $6,168,000 in the second quarter of 2004 increased 29 percent from $4,734,000 in the second quarter of 2003. This increase is mainly due to a 35 percent increase in research, development and other technology expenses and a 28 percent increase in selling, general and administrative expenses relative to the same period in 2003.

     Selling, general and administrative expenses increased 28 percent to $4,940,000 for the three months ended June 30, 2004 from $3,858,000 in the prior year period. The increase is primarily due to:

•	Marketing and selling expenses increased approximately $640,000 in the quarter compared with last year’s quarter as a result of the following:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

•	Approximately $100,000 relates to personnel-related expenses associated with an increase of four additional employees in our U.S. field sales force compared with last year and $250,000 relates primarily to higher commissions as a result of increased revenue compared with the prior year period and special incentives related to the launch of the CLiRpath product line.

•	Approximately $100,000 relates to increased costs of our foreign operations. Of this amount, approximately $39,000 is associated with the strengthening euro in relation to the U.S. dollar. An increase of one additional employee in the European field sales force also contributed to the increase over the prior year period.

•	Approximately $110,000 relates to increased marketing costs, including conventions and promotional materials related to the CLiRpath launch.

•	General and administrative expenses increased approximately $474,000 in the quarter compared with last year, primarily as a result of increased personnel costs of $74,000 for two additional employees, $145,000 increased accrued management bonuses, $75,000 increase for consultants related to Sarbanes-Oxley compliance, $100,000 increase bad debt expense, and $80,000 increase for legal and audit expenses.

     Research, development and other technology expenses of $1,228,000 for the second quarter of 2004 represent an increase of 35 percent from $908,000 in the second quarter of 2003. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase from prior year amounts is primarily due to increased royalties as a result of increased royalty-bearing revenue and increased costs related to clinical studies. Clinical studies costs increased $216,000, primarily caused by costs of clinical research for the treatment of saphenous vein grafts and acute myocardial infarction (heart attack). We have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts (CORAL), acute myocardial infarction (Extended FAMILI) and peripheral vascular disease (DELTA). We anticipate completion of Extended FAMILI and DELTA patient enrollment by the end of 2004 or early 2005. Patient enrollment in CORAL is slower than expected and we are currently evaluating our alternatives associated with the completion of this clinical trial.

     Interest income increased 73 percent in the second quarter of 2004 to $69,000 due to higher yields on an increased balance of interest-bearing securities, which consist primarily of cash equivalents, short-term government bonds, and corporate bonds.

     Net income for the three months ended June 30, 2004 was $401,000, compared with net income of $53,000 in the same quarter last year.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2004, as compared with the three months ended June 30, 2003, caused an increase in consolidated revenue of $38,000 and an increase in consolidated operating expenses of $39,000.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

     Revenue for the six months ended June 30, 2004 was $16,444,000, an increase of 22 percent from revenue of $13,522,000 for the six months ended June 30, 2003. This resulted from an increase of 20 percent in disposable products revenue and a 47 percent increase in service and other revenue. Equipment revenue decreased one percent compared with last year.

     A 34 percent increase in atherectomy revenue combined with an eight percent increase in lead removal products revenue resulted in an increase of 20 percent in disposable products revenue. Revenue of $970,000 from the sale of CLiRpath product line items, which we received 510(k) clearance for on April 29, 2004, contributed to the increase in atherectomy revenue. The CLiRpath product line consists of catheters used for the treatment of total occlusions in the legs which are not crossable with a guidewire. We believe our lead removal business continues to benefit from the expansion of patients eligible for inplantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. We also believe Spectranetics is benefiting from higher visibility as a result of our efforts to draw attention to our clinical research initiatives.

     Equipment revenue of $1,495,000 during the six months ended June 30, 2004 was essentially unchanged from $1,514,000 for the prior year period. For the six months ended June 30, 2004, our installed base of excimer laser systems increased by 11 to 394 excimer laser systems (293 in the United States) compared with eight net placements during the six months ended June 30, 2003.

     Service and other revenue of $2,653,000 during the six months ended June 30, 2004 increased 47 percent from $1,799,000 in the six months ended June 30, 2003. An increase in the percentage of laser systems under service agreements is the primary reason for the change from prior year amounts. Since approximately 75 percent of our eligible customers are under service contracts as of June 30, 2004, it is uncertain whether this growth rate will continue.

     Gross margin increased to 74 percent during the six months ended June 30, 2004, from 71 percent for the six months ended June 30, 2003. This increase was mainly due to manufacturing efficiencies realized as a result of the higher volume of catheters produced and sold.

     Operating expenses increased 23 percent in the six months ended June 30, 2004 to $11,718,000, compared with $9,528,000 for the six months ended June 30, 2003.

     Selling, general and administrative expenses increased 21 percent to $9,371,000 for the six months ended June 30, 2004 from $7,728,000 in the six months ended June 30, 2003. This increase is primarily due to:

•	Marketing and selling expenses increased approximately $1,135,000 compared with last year as a result of the following:

•	Approximately $350,000 relates to personnel-related expenses associated with an increase of four additional employees in our field sales force this year and $325,000 relates to higher commissions as a result of increased revenue compared with the prior year period and incentives related to the launch of the CliRpath product line.

•	Approximately $260,000 relates to increased costs of our foreign operations. Of this amount, $113,000 is associated with the strengthening euro in relation to the U.S. dollar. An increase of one additional employee in the European field sales force also contributed to the increase over the prior year period.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

•	Approximately $110,000 relates to increased participation in industry-related conventions and approximately $75,000 relates to increased education and physician training for atherectomy and the removal of pacemaker and defibrillator leads. Approximately $65,000 relates to an increase in depreciation charges compared with last year resulting from an increase in the number of lasers placed for evaluation.

•	The above increases are offset by decreases of approximately $50,000 which relate to meeting costs and advertising placements.

•	An increase of $508,000 in general and administrative expenses from last year is due primarily to the following:

•	Approximately $230,000 relates to personnel-related expenses associated with an increase of two additional employees and increased incentive compensation based on achievement of financial targets set at the beginning of 2004.

•	Approximately $120,000 relates to consulting costs associated with Sarbanes-Oxley compliance.

•	Approximately $125,000 relates to an increase in bad debt expense over the prior year period, primarily due to one customer account which is a specific collection risk.

     Research, development and other technology expenses of $2,347,000 for the six months ended June 30, 2004 increased 28 percent from $1,832,000 for the six months ended June 30, 2003. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Royalty costs increased $165,000 from the prior year due to increased royalty-bearing revenue. The additional increase from the prior year amount is primarily due to a $345,000 increase in clinical studies costs as a result of the costs of clinical research for the treatment of saphenous vein grafts and acute myocardial infarction (heart attack). We have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts (CORAL), acute myocardial infarction (Extended FAMILI) and peripheral vascular disease (DELTA). We anticipate completion of this research by the end of 2004 or early 2005.

     Interest income for the six months ended June 30, 2004 was $96,000, essentially unchanged from last year.

     Net income for the six months ended June 30, 2004, was $536,000, compared with net income of $194,000 in 2003.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2004, as compared with the six months ended June 30, 2003, caused an increase in consolidated revenue of $108,000 and an increase in consolidated operating expenses of $113,000.

Liquidity and Capital Resources

     Cash and cash equivalents as of June 30, 2004 were $5,975,000, a decrease of $5,306,000 from $11,281,000 at December 31, 2003. The primary reason for the decrease is due to the net purchase of $8,032,000 of investment securities and capital expenditures totaling $223,000. This decrease was offset by the reclassification back to operating cash of $1,133,000 which was previously classified as restricted

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

cash and held in an escrow account during a dispute with a license holder as a result of the settlement of that matter in the fourth quarter of 2003. Proceeds from the exercise of stock options and employee stock purchases which also offset the decrease in cash as discussed above, were $1,455,000 and $208,000, respectively, during the six months ended June 30, 2004.

     Cash provided by operating activities of $185,000 for the six months ended June 30, 2004 consisted primarily of the following:

•	Net income of $536,000 for the six months ended June 30, 2004 plus non-cash expenses of $808,000, which consist of depreciation and amortization of $790,000 and options granted for consulting services of $18,000.

•	Accounts payable and accrued liabilities increased $411,000, primarily due to increased payroll related accruals of $540,000 and a $340,000 increase in royalty accruals, partially offset by a decrease in accounts payable of $470,000.

•	Deferred revenue and other liabilities increased $36,000, primarily as a result of sales of service agreements for our excimer laser systems.

     The above sources of cash were offset by the following uses for the six months ended June 30, 2004:

•	An increase in accounts receivable of $549,000 due to increased revenue compared with the prior year period.

•	An increase in other assets and prepaid expenses and other current assets of $219,000, primarily due to a receivable recorded as a result of inventory transfers associated with a change in our Japanese distributor.

•	An increase in inventory and equipment held for rental or loan of $838,000, primarily as a result of the Company’s ongoing program to facilitate placements of new laser systems through evaluation or rental programs. The Company intends to continue to increase its installed base through evaluation and rental programs offered to our customers.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending net accounts receivable balance by the average daily sales for the second quarter. Inventory turns are calculated by dividing annualized cost of sales for the second quarter by ending inventory.

	June 30, 2004	December 31, 2003
Days Sales Outstanding	55	57
Inventory Turns	4.2	4.3

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

     Cash used by investing activities of $7,122,000 for the six months ended June 30, 2004 was due to net purchases of investment securities totaling $8,032,000 and capital expenditures of $223,000. These purchases were offset by the reclassification of restricted cash of $1,133,000 to operating cash.

     Cash provided by financing activities was $1,663,000, comprised of proceeds from the sale of common stock to employees or former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At June 30, 2004, there was no debt or capital lease obligations.

     At June 30, 2004, and December 31, 2003, we had placed a number of laser systems on rental and loan programs. A total of $6,279,000 and $5,843,000 was recorded as equipment held for rental or loan at June 30, 2004 and December 31, 2003, respectively, and is being depreciated over three to five years. The net book value of this equipment was $3,159,000 and $3,052,000 at June 30, 2004 and December 31, 2003, respectively.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program — This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s purchases of disposable products each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. As of June 30, 2004, 47 laser units were in place under the evergreen rental program.

(2)	Evaluation programs — We “loan” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of June 30, 2004, 35 laser units were in place under the evaluation program domestically.

     We believe our liquidity and capital resources as of June 30, 2004 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our shareholders.

     We do not expect our capital requirements to change significantly in 2004 compared with 2003 levels.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

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

     Our critical accounting policies and estimates are included in our Form 10-K, filed with the SEC on March 30, 2004.

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At June 30, 2004, we had accumulated $75.8 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. Although we have been profitable for eight consecutive quarters, no assurance can be given that we will be able to maintain profitability in the future.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)

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

     We May Be Unable To Compete Successfully With Bigger Companies in Our Highly Competitive Industry. Our primary competitors are manufacturers of products used in competing therapies within the coronary and peripheral atherectomy markets, such as:

•	bypass surgery (coronary and peripheral);

•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages (coronary and peripheral);

•	amputation (peripheral); and

•	balloon angioplasty (peripheral);

     We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete worldwide with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with devices manufactured by VascoMed. Although balloon angioplasty and stents are used extensively in the coronary vascular system, we do not compete directly with these products. Rather, our laser technology is most often used as an adjunctive treatment to balloon angioplasty and stents.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Manufacturers of atherectomy or thrombectomy devices include SCIMED, Guidant, Possis Medical, Inc., Fox Hollow Technologies, Lumend, and Intraluminal Therapeutics.

     Laser placement is a barrier to accessing patient cases for which our disposable products may be suited. Many competing products do not require an up-front investment in the form of a capital equipment purchase, lease, or rental.

     Failure of Third Parties To Reimburse Medical Providers for Our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payers such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty, laser atherectomy requires the purchase or lease of expensive capital equipment. In some circumstances, the amount reimbursed to a hospital for procedures involving our products may not be adequate to cover a hospital’s costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued cost containment measures by third-party payers could hurt our business in the future.

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

     Technological Change May Result in Our Products Becoming Obsolete. We derive substantially all of our revenue from the sale or lease of the CVX-300 laser unit, related disposable devices and service. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease and peripheral vascular disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, atherectomy, thrombectomy or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.

     Our European Operations May Not Be Successful or May Not Be Able To Achieve Revenue Growth. In January 2001 we established a distributor relationship in Germany, and now utilize distributors throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success.

     We Are Exposed to the Problems That Come From Having International Operations. For the six months ended June 30, 2004, our revenue from international operations represented nine percent of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan has taken longer than anticipated

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

due to the complexity of this process. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminate our licenses to use patented technology. We have received inquiries from two of our licensors regarding the level of past royalty payments and have engaged in discussions with them regarding their inquiries. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believe these services are beyond the scope of the license agreements. We have accrued costs of $1.5 million associated with the resolution of this matter, which represents our best estimate of costs to resolve the matter if service-based revenue is ultimately deemed to be included in the calculation. If the matter is referred to arbitration proceedings, we will vigorously defend our position that royalties are not owed on the service-based revenues in dispute.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Our Stock Price May Continue To Be Volatile. The market price of our common stock, similar to other small-cap medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

•	fluctuations in operating results;

•	announcements of technological innovations or new products by Spectranetics or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights;

•	public concern regarding the safety of products developed by Spectranetics or others;

•	the initiation or cessation in coverage of our common stock, or changes in ratings of our common stock, by securities analysts;

•	past or future management changes;

•	litigation;

•	general market conditions; and

•	financing of future operations through additional issuances of equity securities, which may result in dilution to existing stockholders and falling stock prices.

     Protections Against Unsolicited Takeovers in Our Rights Plan, Charter and Bylaws May Reduce or Eliminate Our Stockholders’ Ability To Resell Their Shares at a Premium Over Market Price. We have a stockholders’ rights plan that may prevent an unsolicited change of control of Spectranetics. The rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. Under the rights plan, rights to purchase preferred stock in certain circumstances have been issued to holders of outstanding shares of common stock, and rights will be issued in the future for any newly issued common stock. Holders of the preferred stock are entitled to certain dividend, voting and liquidation rights that could make it more difficult for a third party to acquire Spectranetics. No preferred stock has been issued under the stockholders’ rights plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of June 30, 2004, the unrealized loss on our investment securities was approximately $45,000.

     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. Fluctuation in euro currency rates during the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, caused an increase in consolidated revenue and operating expenses of less than two percent.

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

     On June 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by Spectranetics International, B.V. (Spectranetics BV), on a judgment awarded to Cardiomedica S.p.A. (Cardiomedica), an Italian company, by the District Court of Amsterdam. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica totaled $129,000 for the three-year period, with such estimate being based on actual profits earned in the Italian market during the period by Spectranetics B.V.’s actual distributor. We intend to vigorously defend the calculation of lost profits. The total of the court costs awarded and our calculated estimated lost profits have been included in accrued liabilities as of June 30, 2004.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-3.Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders was held on June 22, 2004.

(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2007.

	For	Withheld
Cornelius C. Bond, Jr.	22,325,580	561,142
Martin T. Hart	22,728,370	158,352
Joseph M. Ruggio, M.D.	22,357,103	529,619

David G. Blackburn, R. John Fletcher, Emile J. Geisenheimer, and John G. Schulte continued their terms of office as directors after the meeting.

(2)	The appointment of KPMG LLP as our registered public accounting firm for the current fiscal year was ratified:

In favor:	22,703,178
Against:	131,975
Abstain:	51,569

(3)	An amendment to the Employee Stock Purchase Plan to increase the number of authorized shares of common stock thereunder by 500,000 shares was approved:

In favor:	6,221,628
Against:	1,283,238
Abstain:	111,160
Broker non-vote	15,270,696

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification

10.35		Third Amendment to the Employee Stock Purchase Plan.

(b)	Reports on Form 8-K.

          On April 21, 2004, pursuant to Securities and Exchange Commission Release No. 33-8216, the Company filed a Current Report on Form 8-K which included as an exhibit a press release dated April 21, 2004, which sets forth our results of operations for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 16, 2004	By: /s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

August 16, 2004	By: /s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

(a)	Exhibits.

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification

10.35		Third Amendment to the Employee Stock Purchase Plan.