Form 10-Q
period 2004-09-30
SPECTRANETICS CORP
filed 2004-11-15
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2004

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

As of November 11, 2004 there were 25,341,633 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2004	December 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$2,794	$11,281
Restricted cash	—	1,133
Investment securities available for sale	9,001	—
Trade accounts receivable, net of allowances of $371 and $459, respectively	6,101	4,729
Inventories	2,141	1,899
Prepaid expenses and other current assets	984	621

Total current assets	21,021	19,663
Equipment and leasehold improvements, net of accumulated depreciation of $9,934 and $9,904, respectively	4,077	3,633
Intangible assets, net of accumulated amortization of $3,638 and $3,524, respectively	105	219
Goodwill, net	320	308
Other assets	241	259
Long-term investment securities available for sale	4,394	2,000

Total Assets	$30,158	$26,082

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$6,975	$6,054
Deferred revenue	1,780	1,643

Total current liabilities	8,755	7,697
Deferred revenue, net of current portion	75	98
Other long-term liabilities	57	75

Total liabilities	8,887	7,870

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 25,313,585 and 24,452,491 shares, respectively	25	24
Additional paid-in capital	96,627	94,544
Accumulated other comprehensive income (loss)	(36)	5
Accumulated deficit	(75,346)	(76,361)

Total shareholders’ equity	21,271	18,212

Total Liabilities and Shareholders’ Equity	$30,158	$26,082

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Percentages, Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$8,934	$6,901	$25,378	$20,423
Cost of revenue	2,123	1,954	6,416	5,853

Gross margin	6,811	4,947	18,962	14,570

Operating expenses:
Selling, general and administrative	4,838	3,735	14,209	11,431
Research, development and other technology	1,551	916	3,898	2,748

Total operating expenses	6,389	4,651	18,107	14,179

Operating income	422	296	855	391
Other income (expense):
Interest expense	—	(1)	—	(2)
Interest income	56	34	152	142
Other, net	1	28	8	20

Total other income	57	61	160	160

Net income	$479	$357	$1,015	$551

Other comprehensive income (loss):
Foreign currency translation	13	(1)	(22)	68
Unrealized gain (loss) on investment securities	25	15	(19)	50

Other comprehensive income	$517	$371	$974	$669

Net income per share – basic and diluted	$0.02	$0.01	$0.04	$0.02

Weighted average common shares outstanding:
Basic	25,266,882	24,346,235	24,990,864	24,211,215

Diluted	27,279,396	26,188,151	27,031,422	25,477,671

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,015	$551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,166	1,146
Options granted for consulting services	22	96
Net change in operating assets and liabilities	(2,096)	(1,024)

Net cash provided by operating activities	107	769

Cash flows from investing activities:
Capital expenditures	(351)	(310)
Net change in restricted cash	1,133	—
Redemption (purchases) of investment securities, net	(11,414)	7,200

Net cash (used) provided by investing activities	(10,632)	6,890

Cash flows from financing activities:
Proceeds from sale of common stock	2,063	938
Principal payments on long-term debt and capital leases obligations	—	(40)

Net cash provided by financing activities	2,063	898

Effect of exchange rate changes on cash	(25)	71

Net increase (decrease) in cash and cash equivalents	(8,487)	8,628
Cash and cash equivalents at beginning of period	11,281	2,767

Cash and cash equivalents at end of period	$2,794	$11,395

Supplemental disclosures of cash flow information — cash paid for interest	$—	$2

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Unaudited Notes to Condensed Consolidated Financial Statements

(1) General

     We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the vascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary and peripheral vascular system. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat. On April 29, 2004, we received 510(k) clearance from the Food and Drug Administration (“FDA”) for our CliRpath® laser catheters which are indicated for use in the endovascular treatment of symptomatic infrainguinal lower extremity vascular disease where total obstructions are not crossable with a guidewire.

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2004 and 2003 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$479	$357	$1,015	$551
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method	(195)	(178)	(666)	(663)

Pro forma net income (loss)	$284	$179	$349	$(112)

Income per share – basic and diluted, as reported	$0.02	$0.01	$0.04	$0.02

Income (loss) per share – basic and diluted, pro forma	$0.01	$0.01	$0.01	$(0.00)

     The per share weighted-average fair value of stock options granted during the third quarter of 2004 and 2003 was $4.36 and $2.18, respectively, using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $4.30 and $2.16, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected life (years)	5.53	5.12	5.38	5.12
Risk-free interest rate	3.4%	2.8%	3.4%	2.6%
Expected volatility	116.6%	90.7%	118.0%	90.7%
Expected dividend yield	None	None	None	None

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

     For the three months ended September 30, 2004 and September 30, 2003, 439,953 and 880,231 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2004 and 2003, respectively, 676,748 and 1,352,120 stock options were excluded from the computation due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$479	$357	$1,015	$551

Common shares outstanding:
Historical common shares outstanding at beginning of period	25,147	24,296	24,452	23,878
Weighted average common shares issued	120	50	539	333

Weighted average common shares outstanding – basic	25,267	24,346	24,991	24,211
Effect of dilution – stock options	2,012	1,842	2,040	1,267

Weighted average common shares outstanding – diluted	27,279	26,188	27,031	25,478

Net income per share – basic and diluted:	$0.02	$0.01	$0.04	$0.02

(4) Inventories

     Inventories consist of the following:

(in thousands)	September 30, 2004	December 31, 2003
Raw materials	$460	$201
Work in process	729	589
Finished goods	951	1,109

	$2,141	$1,899

(5) Deferred Revenue

     Deferred revenue was $1,855,000 and $1,741,000 at September 30, 2004 and December 31, 2003, respectively. These amounts relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 9, “Revenue Recognition”.

(6) Restricted Cash

     Restricted cash in the amount of $1,133,000 at December 31, 2003 consisted of an escrow fund established pursuant to a dispute with a licensor of certain patents of the Company. The dispute was settled in the fourth quarter of 2003, and the funds were released to the Company during the quarter ended March 31, 2004, resulting in a zero balance at September 30, 2004.

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

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At September 30, 2004, FDA-approved products were used in multiple cardiovascular procedures, including coronary atherectomy as well as the removal of non-functioning leads from pacemakers and cardiac defibrillators. On April 29, 2004, the Company received 510(k) clearance from the FDA to treat patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2004 and 2003, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $352,000 and $402,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,062,000 and $1,043,000 for the nine months ended September 30, 2004 and 2003, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
U.S. Medical	$8,169	$6,094	$23,271	$18,386
Europe Medical	765	807	2,107	2,037

Total revenue	$8,934	$6,901	$25,378	$20,423

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Segment net income (loss):
U.S. Medical	$519	$294	$1,181	$476
Europe Medical	(40)	63	(166)	75

Total net income	$479	$357	$1,015	$551

	September 30,	December 31,
	2004	2003
Segment assets:
U.S. Medical	$27,841	$23,363
Europe Medical	2,317	2,719

Total assets	$30,158	$26,082

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

When the Company determines there is enough positive evidence to support a conclusion that it is more likely than not that it will realize some or all of its deferred tax asset, the Company will reduce the valuation allowance which will result in an increase to net income in the period in which such determination is made. Specific factors that would support a conclusion that a portion of our deferred tax asset is realizable include, but are not limited to, continuing net income, our ability to grow revenue on a sequential quarterly basis, achievement of projected sales of our recently FDA-approved CliRpath product line, and our outlook for future taxable income. If a determination is made that a portion of our deferred tax asset will be realized through future taxable income, the Company will reverse a portion of its valuation allowance, which will be recorded as a reduction of income tax expense during the quarter the determination is made. If the specific factors outlined above occur, the Company expects to reverse some or all of its deferred tax valuation allowance in the fourth quarter of 2004.

(9) Revenue Recognition

     As a result of adopting EITF 00-21, Revenue Arrangements with Multiple Deliverables, which was effective July 1, 2003, the Company’s revenue recognition policy for the sale of laser equipment was modified. The primary impact of this guidance is to treat service provided during the one-year warranty period as a separate unit of accounting. The residual method of revenue recognition is used to allocate the sales price to equipment revenue and deferred service revenue. As such, the fair value of this service is separated from equipment revenue and is deferred and recognized as revenue on a straight-line basis over the warranty period. Equipment revenue is recognized upon completion of all contractual obligations in the sales contract, which includes installation of the laser system and physician training and when collection is reasonably assured. Prior to July 1, 2003, revenue for the sale of laser equipment was recognized upon shipment. For the three and nine months ended September 30, 2004, $108,000 and $202,000, respectively, of revenue associated with services to be performed during the warranty period was deferred. For the three and nine months ended September 30, 2004, revenue recognized from deferred service revenue was $109,000 and $269,000, respectively. The balance of deferred service revenue at September 30, 2004 is $280,000 and will be recorded as revenue on a straight-line basis over the remaining warranty period.

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

Corporate Overview

     We develop, manufacture, market and service an excimer laser unit and fiber optic delivery system for minimally invasive surgical procedures within the vascular system. Our CVX-300® excimer

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     laser is the only system approved by the FDA for multiple cardiovascular procedures, including coronary atherectomy and removal of faulty pacemaker and defibrillator leads. On April 29, 2004, we received 510(k) clearance from the FDA for use of our CVX-300 excimer laser in treatment of patients suffering from total occlusions (blockages) in the legs not crossable with a guidewire. Our laser system is typically used adjunctively with balloon catheters and cardiovascular stents. We compete with alternative technologies including mechanical atherectomy and thrombectomy devices.

     Our strategy is to develop additional applications for our excimer laser system, gather and develop clinical data for publication in peer-reviewed journals, increase utilization of our FDA-approved products, and expand our installed base of laser systems. We plan to remain focused on profitability, however there are no assurances that we will continue to be profitable in the future.

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

     We are currently exploring the use of our technology to treat blockages caused by the formation of thrombus (blood clots) and are gathering clinical data for laser-based treatment of saphenous vein grafts (heart bypass grafts that develop blockages), peripheral vascular disease and acute myocardial infarction (AMI, or heart attack). Enrollment in the CORAL trial for a laser-based treatment of saphenous vein grafts is currently slower than expected. Management is currently evaluating alternatives associated with the completion of this clinical trial. We are currently FDA-approved to treat saphenous vein grafts so the clinical data from this trial, if successful, will be used for marketing the clinical advantages of our technology. Our peripheral trial is called DELTA and is a pilot study on a new catheter designed to create larger lumens (holes) within the superficial femoral artery. This 25-patient study is expected to be completed by the end of the year. We began the clinical research associated with the laser-based treatment of AMI in the second quarter of 2004 and expect to complete enrollment in this 80-patient study in early 2005. It is likely that further clinical research, potentially in the form of a randomized clinical trial, beyond this 80-patient study will be required to generate a new indication from the FDA.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Results of Operations

The following table summarizes key supplemental financial information for the last 5 quarters.

	2003		2004
(000’s, except per share amounts)	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
Laser Revenue:
Equipment sales	$450	$215	$438	$398	$665
Rental fees	295	350	323	336	347

Total laser revenue	745	565	761	734	1,012
Disposable Products Revenue:
Atherectomy revenue	2,483	2,781	3,075	3,474	3,366
Lead removal revenue	2,656	2,998	2,638	3,109	3,213

Total disposable products revenue	5,139	5,779	5,713	6,583	6,579
Service and other revenue	1,017	1,102	1,313	1,340	1,343
Total revenue	6,901	7,446	7,787	8,657	8,934
Net income	357	378	135	401	479
Net income per share:
Basic	0.01	0.02	0.01	0.02	0.02
Diluted	0.01	0.01	0.01	0.01	0.02
Net cash provided by (used in) operating activities	396	203	(43)	228	(78)
Total cash and investment securities-current and non-current	12,908	13,281	14,948	15,963	16,189
Laser sales summary:
Laser sales from inventory	0	3	1	1	3
Laser sales from evaluation/rental units	5	0	2	3	4

Total laser sales	5	3	3	4	7
Worldwide Installed Base Summary:
Laser sales from inventory	0	3	1	1	3
Rental placements	0	0	0	0	0
Evaluation placements	8	7	6	8	9

Laser placements during quarter	8	10	7	9	12
Buy-backs/returns during quarter	—	(3)	(2)	(3)	(2)

Net laser placements during quarter	8	7	5	6	10
Total lasers placed at end of quarter	376	383	388	394	404

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Three Months Ended September 30, 2004, Compared with Three Months Ended September 30, 2003

     Revenue for the third quarter of 2004 was $8,934,000, up 29 percent, as compared with $6,901,000 in the third quarter of 2003. The increase is due to a 36 percent increase in equipment revenue, a 28 percent increase in disposable product revenue and a 32 percent increase in service and other revenue.

     Increased laser unit sales and a slight increase in the average selling price of the laser systems are the primary contributors to the growth in equipment revenue compared with the prior year quarter. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) seven laser units in the third quarter of 2004 compared with five laser units sold in the third quarter of 2003. Our installed base of excimer laser systems increased by 10 to 404 excimer laser systems (301 in the United States) during the third quarter of 2004, compared with eight net placements (systems sold, rented or provided for evaluation) during the third quarter of 2003.

     Disposable products revenue, which consists of single-use catheter products, was $6,579,000 during the third quarter of 2004 compared with $5,139,000 last year, an increase of 28 percent. This increase is due to a 21 percent increase in revenue from lead removal products and a 36 percent increase in atherectomy catheter revenue. A net increase of approximately three percent in sales prices for most disposable products went into effect as of April 2004, which accounted for a portion of the increase. The growth in atherectomy revenue is primarily due to the launch of our CLiRpath product line, which is used to treat total occlusions in the legs that cannot be crossed with a guidewire. Sales of the new, larger diameter CliRpath catheters were $1,113,000 during the three months ended September 30, 2004. Increases in Quick-Cross and Point 9 product line sales also contributed to the increase in atherectomy catheter revenue. These increases were partially offset by a decrease in sales of our rapid exchange, or Vitesse, product line. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line, stopping the continuing declines within our Vitesse product line, and success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.

     We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads.

     Service revenue and other revenue in the third quarter of 2004 was $1,343,000 compared with $1,017,000 during the same quarter last year. The change is attributable to an increased installed base of excimer laser systems and better conversion rates to accounts with service contracts.

     Gross margin increased to 76 percent during the three months ended September 30, 2004 from 72 percent for the third quarter of 2003. This increase was due primarily to manufacturing efficiencies realized as a result of the higher volume of catheters produced and sold during the current year quarter.

     Operating expenses rose 37 percent to $6,389,000 in the three months ended September 30, 2004 from $4,651,000 in the same period of 2003. This increase is mainly due to a 30 percent increase in selling, general and administrative expenses and a 69 percent increase in research development and other technology expenses relative to the prior year period.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Selling, general and administrative expenses were $4,838,000 for the three months ended September 30, 2004, a 30 percent increase from the prior year period expenses of $3,735,000. The increase is primarily due to:

•	Marketing and selling expenses increased $673,000 in the quarter compared with last year’s quarter primarily as a result of the following:

•	Approximately $100,000 relates to personnel-related expenses associated with an increase of six additional employees in our U.S. field sales force compared with last year and $290,000 relates primarily to higher commissions as a result of increased revenue compared with the prior year.

•	Approximately $100,000 relates to increased costs of our foreign operations. Of this amount, approximately $37,000 is associated with the strengthening euro in relation to the U.S. dollar. An increase of one additional employee in the European field sales force also contributed to the increase over the prior year period.

•	Approximately $150,000 relates to increased marketing costs, including conventions and promotional materials related to the CLiRpath launch.

•	General and administrative expenses increased approximately $430,000 in the quarter compared with last year. The primary reasons for the growth in general and administrative expenses are increased personnel costs of $80,000 associated with additional employees, $250,000 increased incentive-based compensation for Company-wide personnel, $50,000 increase for consulting services related to Sarbanes-Oxley compliance, and $155,000 increase for legal and audit expenses. These increased costs were partially offset by decreases of $120,000 in other general and administrative costs.

     Research, development and other technology expenses increased 69 percent to $1,551,000 for the third quarter of 2004 from $916,000 in the third quarter of 2003. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Research and development costs increased approximately $280,000 in 2004 primarily as a result of two additional employees and increased costs related to engineering projects. Royalties increased approximately $250,000 from the prior year quarter primarily as a result of increased royalty-bearing revenue. Increased spending for clinical research studying the use of our technology to treat acute myocardial infarction (heart attack) and saphenous vein grafts and the costs of compiling data related to lead failure attributed to the $108,000 growth in clinical studies costs as compared with the prior year period. We have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts (CORAL), acute myocardial infarction (Extended FAMILI) and peripheral vascular disease (DELTA). We anticipate completion of Extended FAMILI and DELTA patient enrollment by the end of 2004 or early 2005. We have enrolled 100 patients to date in the CORAL study and will now enter Phase II of the study to evaluate the combination of the laser with distal protection in highly diseased saphenous vein grafts.

     Interest income increased 65 percent in the third quarter of 2004 to $56,000 due to higher yields on an increased balance of interest-bearing securities, which consist primarily of cash equivalents, short-term government bonds, and corporate bonds.

     Net income for the three months ended September 30, 2004 was $479,000, compared with net income of $357,000 in the same quarter last year.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2004, as compared with the three months ended September 30, 2003, caused an increase of less than one percent in consolidated revenue and operating expenses.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

     Revenue for the nine months ended September 30, 2004 increased 24 percent to $25,378,000 from revenue of $20,423,000 for the nine months ended September 30, 2003. The increase is due to a 23 percent increase in disposable products revenue, an 11 percent increase in equipment revenue and a 42 percent increase in service and other revenue.

     The increase in disposable products revenue, which consists of single-use catheter products, is attributable to 34 percent increase in atherectomy revenue and a 12 percent increase in lead removal products revenue. A net increase of approximately three percent in sales prices for most disposable products went into effect as of April 2004, which accounted for a portion of the increase. Revenue of $2,101,000 from the sale of new, larger diameter CLiRpath catheters, which we received 510(k) clearance on April 29, 2004, contributed to the increase in atherectomy revenue. The CLiRpath product line consists of catheters used for the treatment of total occlusions in the legs which are not crossable with a guidewire. Increases in Quick-Cross and Point 9 product line sales also contributed to the increase in atherectomy catheter revenue. These increases were partially offset by a decrease in sales of our rapid exchange, or Vitesse, product line. We believe our lead removal business continues to benefit from the expansion of patients eligible for inplantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads.

     For the nine months ended September 30, 2004, our installed base of excimer laser systems increased by 21 to 404 excimer laser systems (301 in the United States) compared with 16 net placements during the nine months ended September 30, 2003. The equipment revenue increase is primarily due to increased equipment rental revenue. The Company sold (either an outright sale from inventory or a sale conversion from evaluation or rental programs) 14 laser units during the first nine months of 2004, compared with 15 units during the same period of 2003.

     Service and other revenue of $3,996,000 during the nine months ended September 30, 2004 increased 42 percent from $2,816,000 in the nine months ended September 30, 2003. An increase in the installed base of laser systems and an increase in the number of laser systems under service agreements are the primary reasons for the change from prior year amounts.

     Gross margin increased to 75 percent during the nine months ended September 30, 2003, from 71 percent for the nine months ended September 30, 2003. This increase was due primarily to disposable products manufacturing efficiencies resulting from higher production volumes and improved average selling prices on laser system sales.

     Operating expenses increased 28 percent in the nine months ended September 30, 2004 to $18,107,000, compared with $14,179,000 for the nine months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Selling, general and administrative expenses increased 24 percent to $14,209,000 for the nine months ended September 30, 2004 from $11,431,000 in the nine months ended September 30, 2003. This increase is due to:

•	Marketing and selling expenses increased $1,808,000 compared with last year as a result of the following:

•	Approximately $375,000 relates to personnel-related expenses associated with an increase of six additional employees in our field sales force this year and $600,000 relates to higher commissions as a result of increased revenue compared with the prior year period and incentives related to the launch of the CliRpath product line.

•	Approximately $360,000 relates to increased costs of our foreign operations. Of this amount, $150,000 is associated with the strengthening euro in relation to the U.S. dollar. An increase of one additional employee in the European field sales force also contributed to the increase over the prior year period.

•	Approximately $360,000 relates to increased marketing costs, including conventions and promotional materials related to the launch of the CliRpath product line.

•	Approximately $110,000 relates to an increase in depreciation charges compared with last year resulting from an increase in the number of lasers placed for evaluation.

•	General and administrative expenses increased approximately $970,000 compared with last year primarily as a result of the following:

•	Approximately $560,000 relates to personnel-related expenses associated with additional employees and increased accrued incentive compensation based on financial performance in relation to financial targets set at the beginning of 2004.

•	Approximately $150,000 relates to consulting costs associated with Sarbanes-Oxley compliance.

•	Approximately $230,000 relates to increased legal fees.

     Research, development and other technology expenses of $3,898,000 for the nine months ended September 30, 2004 increased 42 percent from $2,748,000 for the same period of 2003. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Royalty costs increased $414,000 from the prior year due to increased royalty-bearing revenue. Research and development costs increased $269,000 primarily as a result of increased personnel and recruiting costs related to two additional employees. The additional increase from the prior year amount is primarily due to a $453,000 increase in clinical studies costs as a result of the costs of clinical research for the treatment of saphenous vein grafts and acute myocardial infarction (heart attack). We have begun clinical research studying the use of our technology to treat thrombus-laden lesions in saphenous vein grafts (CORAL), acute myocardial infarction (Extended FAMILI) and peripheral vascular disease (DELTA). We anticipate completion of Extended FAMILI and DELTA patient enrollment by the end of 2004 or early 2005. We have enrolled 100 patients to date in the CORAL study and will now enter Phase II of the study to evaluate the combination of the laser with distal protection in highly diseased saphenous vein grafts.

     Interest income for the nine months ended September 30, 2004 was $152,000, an increase of $10,000 from the prior year period.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Net income for the nine months ended September 30, 2004 was $1,015,000, compared with $551,000 for the nine months ended September 30, 2003.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, caused an increase in consolidated revenue and operating expenses of one percent.

Income Taxes

     At December 31, 2003, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $53 million, which are available to offset future federal taxable income, if any, and expire at varying dates from 2004 throught 2022. The annual use of the net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code of 1986 (the “Code”).

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

     The Company has calculated a potential net deferred tax asset of approximately $40.0 million as of December 31, 2003, which includes U.S. net operating losses, foreign net operating losses, research and experimentation tax credit carryforwards and several other timing differences. The Company has recorded a valuation allowance equal to the net deferred tax asset at December 31, 2003 due to the uncertainty of realization. The Company reviews its deferred tax assets on an ongoing basis for realizability. While the Company has generated net income in recent quarters, the Company believes there currently is not enough positive evidence to support a conclusion that it is more likely than not that it will utilize some or all of its deferred tax assets. When the Company determines there is enough positive evidence to support a conclusion that it is more likely than not that it will realize some or all of its deferred tax asset, the Company will reduce the valuation allowance which will result in an increase to net income in the period in which such determination is made. Specific factors that would support a conclusion that a portion of our deferred tax asset is realizable includes, but is not limited to, strengthening net income, our ability to grow revenue on a sequential quarterly basis, increased sales of our recently FDA-approved CliRpath product line from current levels, and our outlook for future taxable income. If a determination is made that a portion of our deferred tax asset will be realized through future taxable income, it will be recorded as a reduction of income tax expense during the quarter the determination is made.

Liquidity and Capital Resources

     Cash and cash equivalents as of September 30, 2004 were $2,794,000, a decrease of $8,487,000 from $11,281,000 at December 31, 2003. The primary reason for the decrease is due to the net purchase of $11,414,000 of investment securities and capital expenditures totaling $351,000. This decrease was

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

offset by the reclassification back to operating cash of $1,133,000 which was previously classified as restricted cash and held in an escrow account during a dispute with a license holder as a result of the settlement of that matter in the fourth quarter of 2003. Proceeds from the exercise of stock options and employee stock purchases also offset the decrease in cash as discussed above, and were $1,616,000 and $447,000, respectively, during the nine months ended September 30, 2004.

     Cash provided by operating activities of $107,000 for the nine months ended September 30, 2004 consisted primarily of the following:

•	Net income of $1,015,000 for the nine months ended September 30, 2004 plus non-cash expenses of $1,188,000, which consist of depreciation and amortization of $1,166,000 and the fair value of options granted for consulting services of $22,000.

•	Accounts payable and accrued liabilities increased $939,000 primarily due to increased payroll related accruals of $585,000, a $637,000 increase in royalty accruals and a $89,000 increase in accrued clinical studies costs, partially offset by a decrease in accounts payable of $386,000.

•	Deferred revenue and other liabilities increased $118,000, primarily as a result of sales of service agreements for our excimer laser systems.

The above sources of cash provided by operating activities were offset by the following uses for the nine months ended September 30, 2004:

•	An increase in accounts receivable of $1,390,000 due to increased revenue compared with the prior year period.

•	An increase in other assets and prepaid expenses and other current assets of $433,000, primarily due to payments of annual premiums for corporate insurance and prepayment of health insurance premiums.

•	An increase in inventory and equipment held for rental or loan of $1,330,000, primarily as a result of the Company’s ongoing program to facilitate placements of new laser systems through evaluation or rental programs. The Company intends to continue to increase its installed base through evaluation and rental programs offered to our customers.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doutful accounts, by the average daily sales for the third quarter. Inventory turns are calculated by dividing annualized cost of sales for the third quarter by ending inventory.

	September 30, 2004	December 31, 2003
Days Sales Outstanding	61	57
Inventory Turns	4.0	4.3

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Cash used by investing activities of $10,632,000 for the nine months ended September 30, 2004 was due to net purchases of investment securities totaling $11,414,000 and capital expenditures of $351,000. These purchases were partially offset by the reclassification of restricted cash of $1,133,000 to operating cash.

     Cash provided by financing activities was $2,063,000, comprised of proceeds from the sale of common stock to employees or former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At September 30, 2004, there was no debt or capital lease obligations.

     At September 30, 2004, and December 31, 2003, we had placed a number of laser systems on rental and loan programs. A total of $6,551,000 and $5,843,000 was recorded as equipment held for rental or loan at September 30, 2004 and December 31, 2003, respectively, and is being depreciated over three to five years. The net book value of this equipment was $3,408,000 and $3,052,000 at September 30, 2004 and December 31, 2003, respectively.

     We currently use two placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program – This rental program was introduced in July 1999. Rental revenue under this program varies on a sliding scale depending on the customer’s purchases of disposable products each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit. We also offer a stright monthly rental program and tere are a small number of hospitals that pay $3000-$5000 per month under this program. As of September 30, 2004, 46 laser units were in place under the rental programs.

(2)	Evaluation programs – We “loan” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser (although sales of disposable products result from the laser placement). The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of September 30, 2004, 42 laser units were in place under the evaluation program in the United States.

     We believe our liquidity and capital resources as of September 30, 2004 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to us or our shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At September 30, 2004, we had accumulated $75.3 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. Although we have been profitable for nine consecutive quarters, no assurance can be given that we will be able to maintain profitability in the future.

     Increases in our Stock Price are Largely Dependent on our Ability to Grow Revenues. Revenue growth from current levels depends largely on our ability to successfully launch our recently introduced CliRpath product line targeted at total occlusions (blockages) in the legs. The success of this launch will require increased re-order rates from existing customers and adoption by new customers. Beyond the initial CliRpath product line launch, new products will need to be developed and FDA-approved to sustain revenue growth within the peripheral market.

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

     Manufacturers of atherectomy or thrombectomy devices include Boston Scientific, Guidant, Possis Medical, Inc., Fox Hollow Technologies, Lumend, and Intraluminal Therapeutics.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     We Are Exposed to the Problems That Come From Having International Operations. For the nine months ended September 30, 2004, our revenue from international operations represented 10 percent of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan has taken longer than anticipated due to the complexity of this process. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Any patents we have applied for may not be granted. In addition, our patents may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminate our licenses to use patented technology. We have received inquiries from two of our licensors regarding the level of past royalty payments and have engaged in discussions with them regarding their inquiries. The disagreements over past royalty payments center on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believe these services are beyond the scope of the license agreements. We have accrued costs of $1.8 million associated with the resolution of these matters, which represents our best estimate of costs to resolve the matter if service-based revenue is ultimately deemed to be included in the calculation. One of these matters has been referred to arbitration proceedings, and we will vigorously defend our position that royalties are not owed on the service-based revenues in dispute.

     There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology. For example, we have been made aware of a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 millimeters and are currently involved in litigation regarding this patent. See Part II, Item 1 - Legal Proceedings for further discussion of this litigation. We cannot guarantee a patent holder will not file a lawsuit against us and prevail. If we decide that we need to license technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of September 30, 2004, the unrealized loss on our investment securities was approximately $16,000.

     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. Fluctuation in euro currency rates during the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, caused an increase in consolidated revenue and operating expenses of one percent.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

     In July, 2003, Spectranetics filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which Spectranetics amended in September, 2003, seeking declaratory relief that (1) Spectranetics’ products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the “’125 patent”); (2) the claims of the ‘125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that Spectranetics is, through its employees, a joint owner of any invention claimed in the ’125 patent. Spectranetics also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of Spectranetics’ trade secrets; (2) breach of the parties’ Confidentiality Agreement; and (3) wrongful taking of Spectranetics’ confidential and proprietary information.

     On January 6, 2004, the United States Patent and Trademark Office issued to Dr Rentrop a continuation patent to the ‘125 patent, United States Patent No. 6,673,064 (the “’064 patent”). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against Spectranetics, under the ‘064 patent (the “New York case”).

     On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. Spectranetics decided to forgo appealing that decision, thus, there no longer is any case pending in Colorado.

     On March 9, 2004, Spectranetics filed its Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Spectranetics’ claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, Spectranetics provided Dr. Rentrop with confidential and proprietary information concerning certain of Spectranetics’ laser catheter technology. Spectranetics claims that rather than keeping such information confidential as required by agreement with Spectranetics, Dr. Rentrop used the information to file patent applications associated with the ‘125 and ‘064 patents, which incorporate and claim inventions to which Spectranetics’ personnel contributed significantly and materially, if not exclusively, thus entitling Spectranetics’ personnel to designation at least as co-inventors. Spectranetics also seeks declaratory judgments of non infringement, invalidity and unenforceability of the patents-in-suit, and has alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is nearly complete and a trial date has not yet been set

     On June 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by Spectranetics International, B.V. (Spectranetics BV), on a judgment awarded to Cardiomedica S.p.A. (Cardiomedica), an Italian company, by the District Court of Amsterdam. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica totaled $129,000 for the three-year period, with such estimate being based on actual profits earned in the Italian market during the period by Spectranetics B.V.’s actual distributor. We intend to vigorously defend the calculation of lost profits. The total of the court costs awarded and our calculated estimated lost profits have been included in accrued liabilities as of September 30, 2004.

     On or about August 30, 2004, SurModics filed a lawsuit against Spectranetics in the United States District Court for the District of Minnesota, alleging that Spectranetics underpaid royalties for the period since January 2001 under a license agreement with SurModics. SurModics claims that Spectranetics took improper deductions from royalty-bearing revenue, resulting in alleged underpayment. Spectranetics disagrees with SurModics’ allegations and intends to defend itself vigorously. The parties have agreed to an extension of Spectranetics’ formal answer in the proceedings while settlement discussions continue.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-5. Not applicable

Item 6. Exhibits

Exhibits.

31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a) Section 1350 Certification.

32.1(b) Section 1350 Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

November 15, 2004	By: /s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

November 15, 2004	By: /s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

Index to Exhibits

31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a) Section 1350 Certification.

32.1(b) Section 1350 Certification