Form 10-Q
period 2005-03-31
SPECTRANETICS CORP
filed 2005-05-10
CIK 789132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

March 31, 2005

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

As of May 5, 2005 there were 25,778,542 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Current assets:
Cash and cash equivalents	$2,571	$4,004
Investment securities available for sale	7,956	9,963
Trade accounts receivable, net of allowances of $200 and $239, respectively	6,288	6,456
Inventories, net	2,657	1,782
Deferred income taxes, net	77	88
Prepaid expenses and other current assets	794	835

Total current assets	20,343	23,128
Property, plant and equipment, net of accumulated depreciation of $9,876 and $10,183, respectively	5,726	4,362
Goodwill, net	308	308
Other intangible assets, net	106	124
Long-term deferred income taxes, net	1,481	1,527
Other assets	125	146
Long-term investment securities available for sale	5,414	3,443

Total Assets	$33,503	$33,038

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$7,152	$7,499
Deferred revenue	1,788	1,967

Total current liabilities	8,940	9,466
Deferred revenue, net of current portion	39	56
Other long-term liabilities	24	27

Total liabilities	9,003	9,549

Shareholders’ Equity:
Preferred stock, $.001 par value authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value authorized 60,000,000 shares; issued and outstanding 25,758,078 and 25,377,939 shares, respectively	26	25
Additional paid-in capital	97,872	96,823
Accumulated other comprehensive income (loss)	(64)	50
Accumulated deficit	(73,334)	(73,409)

Total shareholders’ equity	24,500	23,489

Total Liabilities and Shareholders’ Equity	$33,503	$33,038

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Percentages, Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue	$9,053	$7,787
Cost of revenue	2,176	2,131

Gross margin	6,877	5,656

Gross margin %	76%	73%
Operating expenses:
Selling, general and administrative	5,384	4,410
Research, development and other technology	1,465	1,119

Total operating expenses	6,849	5,529

Operating income	28	127
Other income:
Interest income	99	27
Other, net	5	2

Total other income	104	29

Income before income taxes	132	156
Income tax expense	(57)	(21)

Net income	75	135
Other comprehensive income (loss):
Foreign currency translation	(78)	(28)
Unrealized loss on investment securities	(36)	—

Comprehensive income (loss)	$(39)	$107

Net income per share – basic and diluted	$0.00	$0.01

Weighted average shares outstanding:
Basic	25,663,217	24,655,299

Diluted	27,640,550	26,584,163

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$75	$135
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	398	397
Fair value of options granted for consulting services	3	12
Deferred income taxes	57	—
Net change in operating assets and liabilities	(1,544)	(587)

Net cash used by operating activities	(1,011)	(43)

Cash flows from investing activities:
Capital expenditures	(1,421)	(84)
Sales of investment securities	2,001	—
Purchases of investment securities	(2,001)	—
Net change in restricted cash	—	1,133

Net cash provided (used) by investing activities	(1,421)	1,049

Cash flows from financing activities:
Proceeds from sale of common stock	1,048	691

Net cash provided by financing activities	1,048	691

Effect of exchange rate changes on cash	(49)	(30)

Net increase (decrease) in cash and cash equivalents	(1,433)	1,667
Cash and cash equivalents at beginning of period	4,004	11,281

Cash and cash equivalents at end of period	$2,571	$12,948

Supplemental disclosures of cash flow information —

Cash paid for taxes	$9	$25

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Unaudited Notes to Condensed Consolidated Financial Statements

(1) General

     We design, manufacture, market and distribute single-use medical devices used in minimally invasive surgical procedures within the vascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove blockages. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary and peripheral vascular system. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat. In April 2004, we received 510(k) clearance from the Food and Drug Administration (“FDA”) for our CliRpath® laser catheters which are indicated for use in the endovascular treatment of symptomatic infrainguinal lower extremity vascular disease where total obstructions are not crossable with a guidewire.

     The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned subsidiary, Spectranetics International, B.V. (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.

     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets, valuation allowances for receivables, inventories and deferred income tax assets, and accrued warranty and royalty expenses. Actual results could differ from those estimates.

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

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$75	$135
Deduct: Total stock-based employee compensation expense attributable to Common stock options determined under fair value based method, net of related tax effects	(160)	(120)

Pro forma net income (loss)	$(85)	$15

Net income per share – basic and diluted, as reported	$0.00	$0.01
Net income (loss) per share – basic and diluted, pro forma	(0.00)	0.00

     The per share weighted-average fair value of stock options granted during the first quarter of 2005 and 2004 was $5.29 and $4.05, respectively, on the date of grant using the Black-Scholes option pricing model. The Company used the following weighted-average assumptions in determining the fair value of options granted during the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Expected life (years)	5.59	5.40
Risk-free interest rate	4.17%	2.78%
Expected volatility	156.8%	118.6%
Expected dividend yield	None	None

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

     For the three months ended March 31, 2005 and 2004, 637,292 and 1,038,392 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004
Net income	$75	$135

Common shares outstanding:
Historical common shares outstanding at beginning of period	25,378	24,452
Weighted average common shares issued	285	203

Weighted average common shares outstanding – basic	25,663	24,655
Effect of dilution from stock options	1,978	1,929

Weighted average common shares outstanding – diluted	27,641	26,584

Net income per share – basic and diluted	$0.00	$0.01

(4) Inventories

     Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$837	$411
Work in process	880	351
Finished goods	975	1,049
Less reserve for obsolescence	(35)	(29)

	$2,657	$1,782

(5) Property, Plant and Equipment

     Property, plant and equipment consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Land	$270	$—
Building	1,080	—
Manufacturing equipment and computers	5,798	6,283
Leasehold improvements	1,014	1,014
Equipment held for rental or loan	7,258	7,064
Furniture and fixtures	182	184
Less accumulated depreciation	(9,876)	(10,183)

	$5,726	$4,362

     On March 29, 2005, the Company acquired the building and land which houses its manufacturing facilities for $1,350,000 in cash. The purchase price was allocated between land and building based on the relative fair value of the assets acquired.

     Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred. Equipment acquired under capital leases is recorded at the present value of minimum lease payments at the inception of the lease.

     Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to five years for manufacturing equipment, computers, and furniture and fixtures. Equipment held for rental or loan is depreciated using the straight-line method over three to five years. Equipment acquired under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. The building is depreciated using the straight-line method over its remaining estimated useful life of 20 years.

(6) Deferred Revenue

     Deferred revenue was $1,827,000 and $2,023,000 at March 31, 2005 and December 31, 2004, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 9, “Revenue Recognition”.

(7) Segment and Geographic Reporting

     An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. The Company operates in one distinct line of business, which is the development, manufacture, marketing and distribution of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two reportable geographic segments within this line of business: (1) U.S. Medical and (2) Europe Medical. U.S. Medical and Europe Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

U. S. Medical

     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At March 31, 2005, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of nonfunctioning leads from pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.

     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2005 and 2004, cost allocations of these functions to Europe Medical have not been performed.

     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment transfers to Europe Medical was $507,000 and $456,000 for the three months ended March 31, 2005 and 2004, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenue:
U.S. Medical	$7,925	$7,086
Europe Medical	1,128	701

Total revenue	$9,053	$7,787

	Three Months Ended
	March 31,
	2005	2004
Segment net income (loss):
U.S. Medical	$(88)	$185
Europe Medical	163	(50)

Total net income	$75	$135

	March 31,	December 31,
	2005	2004
Segment assets:
U.S. Medical	$30,906	$29,786
Europe Medical	2,597	3,252

Total assets	$33,503	$33,038

(8) Income Taxes

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. In 2004, based upon the level of historical income and projections for future income, management determined it is more likely than not a portion of the deferred tax assets will be recoverable. As of March 31, 2005, the net deferred tax asset totaled $1,558,000.

     Income tax expense (benefit) attributable to income before income taxes consists of the following (in thousands):

	Three months ended
	March 31,
	2005	2004
Current:
Federal	$—	$—
State	—	21
Foreign	—	—

	—	21

Deferred:
Federal	74	—
State	10	—
Foreign	(27)	—

	57	—

Income tax expense	$57	$21

(9) Revenue Recognition

     Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems and in some cases completion of physician training. The Company’s field service engineers are responsible for installation of each laser and participation in the training program at each site. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue allocated to service contracts is initially recorded as deferred revenue and recognized over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

     The Company adopted Emerging Issues Task Force Bulletin (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003, which resulted in a modification of the Company’s revenue recognition policy for the sale of a laser. The primary impact of the adoption of EITF No. 00-21 is to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and in some cases completion of physician training. Deferred revenue associated with service to be performed during the warranty period totaled $229,000 and $302,000 as of March 31, 2005 and December 31, 2004, respectively.

     The Company offers two laser system placement programs, which are described below, in addition to the sale of laser systems:

     Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of sales based upon a three- to five-year expected life of the unit. As of March 31, 2005, 52 laser units were in place under the Evergreen program.

     Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit. As of March 31, 2005, 85 laser units were in place under the evaluation program.

(10) Commitments and Contingencies

     In August 2004, one of the Company’s licensors filed a lawsuit against the Company alleging that the Company underpaid royalties since January 2001 under a license agreement with the licensor. The licensor claimed that the Company took improper deductions from royalty-bearing revenue, resulting in an underpayment of the license fee. In February 2005, the Company settled its dispute with the licensor and executed an amendment to the license agreement that incorporated such settlement. Under the terms of the amendment, which has a noncancelable term of four years, the Company agreed to pay the licensor $275,000 in back royalties. Such amount was included in accrued liabilities at December 31, 2004 and paid in February 2005. Additionally, the license was converted to non-exclusive and the royalty rate for products sold using the associated technology was reduced effective October 1, 2004. The Company also agreed to increase its minimum quarterly royalty payment to $50,000 from $25,000 beginning July 1, 2005.

     The Company has a disagreement with another licensor regarding the level of past royalty payments since inception of a license agreement that was executed in October 2000. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. Management believes that these are beyond the scope of the license agreement. In August 2004, the licensor commenced arbitration proceedings as provided for under the license agreement, and a resolution to the matter is anticipated in mid to late 2005. The Company has accrued costs of approximately $1,826,000 associated with the resolution of this matter as of March 31, 2005, which represents management’s best estimate of costs to resolve the matter. Management intends to vigorously defend its position in such arbitration proceedings.

     On June 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by the Company on a judgment awarded to an Italian distributor (the Distributor) by the District Court of Amsterdam. The Distributor originally filed suit in July 1999, and the lower court’s judgment was rendered in April 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion than an exclusive distributor agreement for the Italian market was entered between the parties for the three-year period ending December 31, 2001, and that the Distributor may exercise its right to compensation from the Company for its loss of profits during such three-year period. The appellate court awarded the Distributor the costs of the appeal and has referred the case back to the lower court for determination of the loss of profits. The Distributor asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. The Company estimates that the lost profits to the Distributor for the period, plus estimated interest and awarded court costs, totaled approximately $260,000. Such amount was included in accrued liabilities at March 31, 2005. The Company intends to vigorously defend the calculation of lost profits.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business, which, in the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(11) Related Party Transaction

     In February 2005, the Company entered into an agreement with a director of the Company whereby the director agreed to provide training services to outside physicians on behalf of the Company. The total to be paid under the agreement, which expires on December 31, 2005, is $75,000. During the first quarter of 2005, the total amount incurred for training services provided by the director totaled $18,750.

(12) Reclassifications

     Certain amounts from prior condensed financial statements have been reclassified to conform with the March 31, 2005 presentation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors below. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 31, 2005. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Corporate Overview

     We develop, manufacture, market and distribute single-use medical devices used in minimally invasive surgical procedures within the vascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet energy in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary and peripheral vascular system. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat. Our laser system is typically used adjunctively with balloon catheters and cardiovascular stents. We compete with alternative technologies including mechanical atherectomy and thrombectomy devices. In April 2004, we obtained 510(k) marketing clearance from the Food and Drug Administration (FDA) for a laser-based treatment of total occlusions (blockages) in the legs not crossable with a guidewire. Some of the patients with total occlusions in the leg suffer from critical limb ischemia (CLI), a debilitating condition that begins with resting leg pain and often leads to tissue loss or amputation as a result of a lack of blood flow to the legs.

     Although 88% of our revenue was derived in the United States for the three months ended March 31, 2005, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. In 2003, we appointed a new distributor, DVx Japan, who is assisting us in pursuing reimbursement approval. We currently expect reimbursement approval in 2006, although there are no assurances that reimbursement will be received then, if at all. We do not expect significant revenue increases in Japan until reimbursement is received.

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

     In April 2004, we received 510(k) marketing clearance from the FDA for our CliRpath excimer laser catheters which are indicated for use in the endovascular treatment of symptomatic infrainguinal lower extremity vascular disease when total obstructions are not crossable with a guidewire. The data submitted to the FDA showed that the limb salvage rate (no major amputations) among the 47 patients treated was 95% for those patients surviving six months following the procedure. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI (Laser Angioplasty for Critical Limb Ischemia) trial.

     We are currently exploring the use of our technology to treat blockages caused by the formation of thrombus (blood clots) and are gathering clinical data for laser-based treatment of saphenous vein grafts (heart bypass grafts that develop blockages) and acute myocardial infarction (AMI, or heart attack). The CORAL trial, which is being conducted in the U.S., is a study of the use of laser atherectomy to treat

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

blockages within sapheneous vein grafts. We enrolled almost 100 patients in 18 hospitals, with 2/3 of the patients having lesions where distal protection could not be used due to lesion location or inability to place the filter. The primary endpoint for the CORAL trial is a measurement of the complication rates, known as major adverse cardiac events (MACE). The MACE rates from the CORAL trial will be compared to MACE rates associated with the SAFER trial sponsored by Medtronic, which measured MACE rates using distal protection devices. The goal of this trial is to demonstrate the safety and efficacy of the laser in relation to distal protection devices, which are widely used and were proven to reduce MACE rates in the SAFER clinical trial. We had hoped to match the previously published complication rates of 10% with distal protection versus the complication rates of 17% using balloon and stents alone. Based on our analysis of the data which is not yet complete, it appears that we didn’t meet our endpoint in this pilot study as our complication rates were similar to balloon and stents and higher than distal protection. We believe that our patients may have had more difficult lesions, which could influence the final clinical outcomes. We are currently working with the core lab to finalize the statistical analysis and determine our next steps. Our investigators remain convinced that using the laser in the treatment of saphenous vein grafts, either alone when distal protection cannot be deployed or in combination when it can, will reduce complication rates.

     The Extended FAMILI trial is a feasibility trial that will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and the reduction in infarct size for the subset of patients. Enrollment in the trial has been slow but is expected to be completed by the end of the second quarter. We expect to have the 30-day follow-up and analysis complete in the third quarter. After completion of the data analysis, a decision will be made whether to pursue a pivotal, randomized trial that, if commenced, may take two to three years to complete.

     We are also considering the initiation of additional clinical research during 2005 focused on the treatment of peripheral vascular disease and chronic total occlusions in the coronary vascular system.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Results of Operations

The following table summarizes key supplemental financial information for the last 5 quarters.

	2004				2005
(000’s, except per share amounts)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr

Laser Revenue:
Equipment sales	$438	$398	$665	$930	$416
Rental fees	323	336	347	335	367

Total laser revenue	761	734	1,012	1,265	783

Disposable Products Revenue:
Atherectomy revenue	3,075	3,474	3,366	3,605	3,373
Lead removal revenue	2,638	3,109	3,213	3,177	3,433

Total disposable products revenue	5,713	6,583	6,579	6,782	6,806

Service and other revenue	1,313	1,340	1,343	1,283	1,464

Total revenue	7,787	8,657	8,934	9,330	9,053

Net income	135	401	479	1,937	75
Net income per share:
Basic	0.01	0.02	0.02	0.08	0.00
Diluted	0.01	0.01	0.02	0.07	0.00

Net cash provided by (used in) operating activities	(43)	228	(78)	1,069	(1,011)
Total cash and investment securities-current and non-current	14,948	15,963	16,189	17,410	15,941

Laser sales summary:
Laser sales from inventory	1	1	3	3	2
Laser sales from evaluation/rental units	2	3	4	4	1

Total laser sales	3	4	7	7	3

Worldwide Installed Base Summary:
Laser sales from inventory	1	1	3	3	2
Rental placements	0	0	0	1	1
Evaluation placements	6	8	9	15	16

Laser placements during quarter	7	9	12	19	19
Buy-backs/returns during quarter	(2)	(3)	(2)	(6)	(7)

Net laser placements during quarter	5	6	10	13	12
Total lasers placed at end of quarter	388	394	404	417	429

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

Three Months Ended March 31, 2005, Compared with Three Months Ended March 31, 2004

     Revenue for the first quarter of 2005 was $9,053,000, up 16 percent as compared with $7,787,000 in the first quarter of 2004. The increase is due to a 19 percent increase in disposable product revenue, a three percent increase in equipment revenue, and a 12 percent increase in service and other revenue.

     The increase in disposable product revenue was almost entirely due to unit volume increases; however, a small price increase initiated in April 2004 across most of our disposable products contributed to a portion of the revenue growth in the first quarter of 2005 compared to the first quarter of 2004.

     We separate our disposable products revenue into two separate categories – atherectomy and lead removal. For the three months ended March 31, 2005, our atherectomy revenue totaled $3,373,000 (50% of our disposable product revenue) and our lead removal revenue totaled $3,433,000 (50% of our disposable product revenue). For the three months ended March 31, 2004, our atherectomy revenue totaled $3,075,000 (54% of our disposable product revenue) and our lead removal revenue totaled $2,638,000 (46% of our disposable product revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular system, grew 10% in the first quarter of 2005 as compared with the first quarter of 2004. Atherectomy revenue growth was primarily due to the launch of our CliRpath product line in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. The FDA clearance covered catheter sizes ranging from .9 millimeters in diameter to 2.5 millimeters in diameter. Most of these catheters were marketed for coronary use prior to the FDA clearance; however, the catheters with a diameter from 2.0 to 2.5 millimeters were new products not previously marketed. These new catheters accounted for $987,000 of revenue for the first quarter of 2005 which accounted for the revenue growth within the atherectomy product line. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.

     Lead removal revenue grew 30% for the three month period ended March 31, 2005 as compared with the same three month period in 2004. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Recent clinical studies (MADIT and ScD-Heft) have expanded the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2003 and ScD-Heft clinical trials were made public in February 2004. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists who treat these patients. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Laser equipment revenue was $783,000 and $761,000 for the three months ended March 31, 2005 and 2004, respectively. We sold 3 laser units (either an outright sale from inventory or a sale conversion from evaluation or rental programs) during each three month period, which accounts for the comparable laser sales revenue of $416,000 in the first quarter of 2005 and $438,000 in the first quarter of 2004. Rental revenue increased 14% during the three month period ended March 31, 2005, from $323,000 in the first quarter of 2004 to $367,000 in the first quarter of 2005. This increase is consistent with the increase in our installed rental base of laser systems.

     Service revenue and other revenue in the first quarter of 2005 was $1,464,000 compared with $1,313,000 during the same quarter last year. The change is attributable to an increased installed base of excimer laser systems.

     Gross margin increased to 76 percent during the three months ended March 31, 2005 from 73 percent for the first quarter of 2004. This increase was due primarily to manufacturing efficiencies realized as a result of the higher volume of catheters produced and sold during the current year quarter. Increased selling prices of disposable products, as discussed previously, also contributed to the improved gross margin.

     Operating expenses rose 24 percent to $6,849,000 in the three months ended March 31, 2005 from $5,529,000 in the same period of 2004. This increase is mainly due to a 22 percent increase in selling, general and administrative expenses and a 31 percent increase in research development and other technology expenses relative to the prior year period.

     Selling, general and administrative expenses were $5,384,000 for the three months ended March 31, 2005, as compared to the prior year period expenses of $4,410,000. The increase is primarily due to:

•	Marketing and selling expenses increased $600,000 in the quarter compared with last year’s quarter primarily as a result of the following:

•	Increased personnel-related costs of approximately $83,000 associated with the staffing of 9 additional employees within our clinical sales and training organization in the first quarter of 2005 as compared to the first quarter of 2004. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $224,000, which is mainly due to the increase in revenue and additional employees.

•	Increased marketing communication costs of approximately $57,000 which is mainly due to increased marketing literature for the promotion of the CliRpath product line.

•	Increased convention, meeting and education costs of approximately $124,000, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions, including a pilot training program focused on peripheral interventions, attended by approximately 40 physicians during the quarter.

•	Increased depreciation costs of $48,000 associated with a higher number of evaluation systems in place at March 31, 2005 compared with 2004. Refer to the “Liquidity and Capital Resources” section of this report for a further discussion of these programs.

•	Increased costs of approximately $59,000 associated with the operations of Spectranetics International B.V., our wholly-owned subsidiary located in The Netherlands that serves the European market. Approximately $41,000 is associated with the strengthening euro in relation to the U.S. dollar. The remaining increase is due to increased personnel-related costs.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

•	General and administrative expenses increased approximately $385,000 in the quarter compared with last year, primarily the result of the following:

•	Increased legal fees of $160,000, primarily due to the legal proceedings associated with the Rentrop lawsuit. Legal matters are discussed within Part II, Item 1 — Legal Proceedings within this report.

•	Increased audit and other fees totaling $225,000 due to the compliance requirements of the Sarbanes-Oxley legislation, specifically related to testing of our internal control system over financial reporting.

     Research, development and other technology expenses increased 31 percent to $1,465,000 for the first quarter of 2005 from $1,119,000 in the first quarter of 2004. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:

•	Increased royalty expenses of $16,000 as a result of higher revenues offset by a slight reduction of the royalty rate due to the expiration of certain patents underlying the licensed technology.

•	Increased personnel-related costs of approximately $90,000 due to the hiring of additional engineering staff for the development of new catheter products.

•	Increased product development costs of $208,000, related primarily to peripheral products.

•	Increased clinical data costs of $75,000 primarily related to the advancement of clinical research focused on laser-based treatment of heart attacks, complications associated with capped pacemaker or defibrillator leads, and saphenous vein grafts.

     Interest income increased to $99,000 in the first quarter of 2005 as compared to $27,000 in 2004 due to higher yields on an increased balance of interest-bearing securities, which consist primarily of cash equivalents, and U.S. Treasury and agency notes. The higher yields are consistent with the overall change in the interest rate environment between the first quarter of 2004 and the first quarter of 2005.

     Net income for the three months ended March 31, 2005 was $75,000, compared with net income of $135,000 in the same quarter last year.

     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2005, as compared with the three months ended March 31, 2004, caused an increase of less than one percent in consolidated revenue and operating expenses.

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

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. In 2004, based upon the level of historical income and projections for future income, management determined it is more likely than not a portion of the deferred tax assets will be recoverable. As of March 31, 2005, the net deferred tax asset totaled $1,558,000.

Liquidity and Capital Resources

     Cash, cash equivalents, and current and long-term investments in marketable securities as of March 31, 2005 were $15,941,000, a decrease of $1,469,000 from $17,410,000 at December 31, 2004. The primary reason for the decrease is due to the purchase of the building and land in March 2005 that houses our manufacturing facilities for $1,350,000. In addition, $275,000 was paid to a licensor in February 2005 for back royalties associated with an amendment to the license agreement with the licensor. The payment of the back royalties is discussed in Part II, Item 1 — Legal Proceedings within this report.

     Cash used by operating activities of $1,011,000 for the three months ended March 31, 2005 consisted primarily of the following:

•	Increased inventories of $859,000, primarily the result of higher stocking levels to meet the anticipated increase in laser demand.

•	Increase in equipment held for rental or loan of $349,000 as a result of expanding placement activity of our laser systems through evaluation or rental programs.

•	Accounts payable and accrued liabilities decreased $321,000, primarily due to a decrease in royalty accruals of $161,000, a decrease in employee related accruals of $810,000, and a $58,000 decrease in other accruals, partially offset by an increase in accounts payable of $708,000.

     The above uses of cash by operating activities was offset by the following sources for the three months ended March 31, 2005:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

•	Net income of $75,000 for the three months ended March 31, 2005, plus non-cash expenses of $458,000, which consist of depreciation and amortization of $398,000, the fair value of options granted for consulting services of $3,000, and the recognition of deferred taxes of $57,000.

•	A decrease in accounts receivable of $118,000, mainly due to a collection of a large past-due receivable by our foreign subsidiary.

     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the first quarter. Inventory turns are calculated by dividing annualized cost of sales for the first quarter by ending inventory.

	March 31, 2005	December 31, 2004
Days Sales Outstanding	63	61
Inventory Turns	3.3	4.9

     The reduction in inventory turns is primarily due to the increase in inventory as of March 31, 2005 that was necessitated in order to meet the increased demand for our laser systems.

     For the three months ended March 31, 2005, cash used by investing activities was $1,421,000, primarily due to the purchase of the building and land that houses our manufacturing facilities for $1,350,000 and other capital expenditures of $71,000.

     Cash provided by financing activities for the three month period ended March 31, 2005 was $1,048,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At March 31, 2005, there was no debt or capital lease obligations.

     At March 31, 2005, and December 31, 2004, we had placed a number of laser systems on rental and loan programs. A total of $7,258,000 and $7,064,000 was recorded as equipment held for rental or loan at March 31, 2005 and December 31, 2004, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or manufactured. The net book value of this equipment was $3,712,000 and $3,681,000 at March 31, 2005 and December 31, 2004, respectively.

     We currently offer two laser system placement programs in addition to the sale of laser systems:

(1)	Evergreen rental program – Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of sales based upon a three- to five-year expected life of the unit. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3000-$5000 per month under this program. As of March 31, 2005, 52 laser units were in place under the rental programs.

(2)	Evaluation programs – We “loan” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of March 31, 2005, 85 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. During the three months ended March 31, 2005 and 2004, one customer and two customers, respectively, elected to purchase their evaluation laser systems, which accounted for a total of $119,000 and $267,000 of equipment revenue, respectively.

     We believe our liquidity and capital resources as of March 31, 2005 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to our shareholders or us.

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

     Our critical accounting policies and estimates are included in our Form 10-K, filed with the SEC on March 31, 2005.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“Statement 123R”). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     Public companies are required to adopt Statement 123R as of the beginning of the first interim period that begins after December 15, 2005 (extended from the previous date of June 15, 2005). The provisions of Statement 123R will affect our accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. Our accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. We expect to adopt Statement 123R on a prospective basis, and our financial statements for periods that begin after December 15, 2005 will include pro forma information as though the standard had been adopted for all periods presented.

     While we have not yet fully quantified the impact of adopting Statement 123R, we believe that such adoption could have a significant impact on our operating income and net earnings in the future. For the three months ended March 31, 2005 and 2004, pro forma compensation expense, net of tax, related to equity instruments was $160,000 and $120,000, respectively. These amounts were disclosed, but not recorded, in the financial statements for the three months ended March 31, 2005 and 2004.

RISK FACTORS

     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At March 31, 2005, we had accumulated $73.3 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. In addition, we expect the adoption of Statement 123R for periods that begin after December 15, 2005 will result in significant compensation expense in future periods. Although we have demonstrated profitability for eleven consecutive quarters, no assurance can be given that we will be able to maintain profitability in the future.

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

     Our Small Sales and Marketing Team May Be Unable To Compete With Our Larger Competitors or To Reach All Potential Customers. Many of our competitors have larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our team in making sales. Additionally, our field service organization consists primarily of individuals with extensive clinical experience within hospital catheterization labs; however, their sales experience is limited. We are providing sales training and, as we add new field sales employees, will attempt to recruit candidates with more sales experience. However, there are no assurances that our sales training and recruiting will improve productivity within our field sales organization. Further, there may be more turnover within the field sales organization relative to past history as a result of our transition towards a higher level of sales skills.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

     We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete worldwide with lead removal devices manufactured by Cook Vascular, Inc. and we compete in Europe with devices manufactured by VascoMed. We believe we are the lead removal market leader and are focusing our efforts on growing the market for the removal of pacemaker and defibrillator leads.

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

     Failure of Third Parties To Reimburse Medical Providers for Our Products May Reduce Our Sales. We sell our CVX-300 laser unit primarily to hospitals, which then bill third-party payers such as government programs and private insurance plans, for the services the hospitals provide using the CVX-300 laser unit. Unlike balloon angioplasty or other atherectomy devices, laser atherectomy requires the acquisition of capital equipment. In some circumstances, the amount reimbursed to a hospital for procedures involving our products may not be adequate to cover a hospital’s costs. We do not believe that reimbursement has materially adversely affected our business to date, but continued cost containment measures by third-party payers could hurt our business in the future.

     In addition, the FDA has required that the label for our coronary products states that adjunctive balloon angioplasty was performed together with laser atherectomy in most of the procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. While all approved procedures using the excimer laser system are reimbursable, some third-party payers attempt to deny reimbursement for procedures they believe are duplicative, such as adjunctive balloon angioplasty performed together with laser atherectomy. Third-party payers may also attempt to deny reimbursement if they determine that a device used in a procedure was experimental, was used for a non-approved indication, or was not used in accordance with established pay protocols regarding cost-effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not purchase our excimer laser systems.

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

     We Are Exposed to the Problems That Come From Having International Operations. For the three months ended March 31, 2005, our revenue from international operations represented 12 percent of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan has taken longer than anticipated due to the complexity of this process. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.

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

     There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology. For example, we have been made aware of a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)

less than 0.9 millimeters and are currently involved in litigation regarding this patent. See Part II, Item 1 — Legal Proceedings herein for further discussion of this litigation. We cannot guarantee a patent holder will not file a lawsuit against us and prevail. If we decide that we need to license technology, we may be unable to obtain these licenses on favorable terms or at all. We may not be able to develop or otherwise obtain alternative technology.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of March 31, 2005, the unrealized loss on our investment securities was approximately $101,000.

     As of March 31, 2005, we had cash and cash equivalents of $2.6 million, and current and long-term investment securities of $13.4 million. Overall average duration to maturity for all cash and investment securities is less than one year with 60% of the portfolio under one year and the remaining 40% between one and two years. At March 31, 2005, the investment securities consisted of government or government agency securities.

     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the three months ended March 31, 2005, and 2004, approximately $62,000 and $102,000, respectively, of increased revenue and $41,000 and $75,000, respectively, of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended March 31, 2005 and 2004 was an increase in net income of $21,000 and $27,000, respectively.

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

     The discovery phase of this case is complete and a trial date has been set for September 2005.

     On June 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by Spectranetics International, B.V. (Spectranetics BV), on a judgment awarded to Cardiomedica S.p.A. (Cardiomedica), an Italian company, by the District Court of Amsterdam. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $260,000 for the three-year period, and such amount is included in accrued liabilities at March 31, 2005. We intend to vigorously defend the calculation of lost profits.

     On or about August 30, 2004, SurModics filed a lawsuit against Spectranetics in the United States District Court for the District of Minnesota, alleging that Spectranetics underpaid royalties for the period since January 2001 under a license agreement with SurModics. SurModics claims that Spectranetics took improper deductions from royalty-bearing revenue, resulting in an alleged underpayment. In February 2005, Spectranetics settled its dispute with SurModics and executed an amendment to the license agreement that incorporated such settlement. Under the terms of the amendment, which has a noncancelable term of four years, Spectranetics agreed to pay SurModics $275,000 in back royalties. Such amount was included in accrued liabilities at December 31, 2004 and paid in February 2005. Additionally, the license was converted to nonexclusive and the royalty rate for products sold using the associated technology was reduced effective October 1, 2004. Spectranetics also agreed to increase its minimum quarterly royalty payment to $50,000 from $25,000 beginning July 1, 2005.

     Spectranetics has a disagreement with another licensor regarding the level of past royalty payments since inception of a license agreement that was executed in October 2000. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believe that these are beyond the scope of the license agreement. In August 2004, the licensor commenced arbitration proceedings as provided for under the license agreement, and a resolution to the matter in anticipated in mid to late 2005. Spectranetics has accrued costs of approximately $1,826,000 associated with the resolution of this matter as of March 31, 2005, which represents our best estimate of costs to resolve the matter. Management intends to vigorously defend its position in such arbitration proceedings.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Items 2-4. Not applicable

Item 5. Other Information

     As discussed in Note 11 of the unaudited notes to the condensed consolidated financial statements, in February 2005, the Company entered into an agreement with a Dr. Craig Walker, a director of the Company, whereby Dr. Walker agreed to provide training services to outside physicians on behalf of the Company. The total to be paid under the agreement to Dr. Walker is $75,000. The agreement expires on December 31, 2005.

     As discussed in Part II, Item 1 – Legal Proceedings, in February 2005, the Company settled its dispute with SurModics and executed an amendment to the license agreement that incorporated such settlement. Under the terms of the amendment, which has a noncancelable term of four years, the Company agreed to pay SurModics $275,000 in back royalties. Additionally, the license was converted to nonexclusive and the royalty rate for products sold was reduced effective October 1, 2004. The Company also agreed to increase its minimum quarterly royalty payment to $50,000 from $25,000 beginning July 1, 2005.

Item 6. Exhibits

     Exhibits.

10.36 Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.

10.37 Settlement and Amendment to License Agreement executed in February 2005 and effective October 1, 2004 between the Company and SurModics, Inc. (confidential treatment has been requested for portions of this agreement).

31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a) Section 1350 Certification.

32.1(b) Section 1350 Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

May 10, 2005	By: /s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

May 10, 2005	By: /s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

10.36 Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.

10.37 Settlement and Amendment to License Agreement executed in February 2005 and effective October 1, 2004 between the Company and SurModics, Inc. (confidential treatment has been requested for portions of this agreement).

31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a) Section 1350 Certification.

32.1(b) Section 1350 Certification