Form 10-Q
period 2005-06-30
SPECTRANETICS CORP
filed 2005-08-09
CIK 789132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer. Yes ☑ No ☐
As of August 4, 2005 there were 26,024,586 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$4,660	$4,004
Investment securities available for sale	8,036	9,963
Trade accounts receivable, net of allowances of $209 and $239, respectively	6,785	6,456
Inventories, net	3,186	1,782
Deferred income taxes, net	52	88
Prepaid expenses and other current assets	777	835

Total current assets	23,496	23,128
Property, plant and equipment, net of accumulated depreciation of $9,799 and $10,183, respectively	6,311	4,362
Long-term investment securities available for sale	3,378	3,443
Long-term deferred income taxes, net	1,105	1,527
Goodwill, net	308	308
Other intangible assets, net	88	124
Other assets	107	146

Total Assets	$34,793	$33,038

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$7,598	$7,499
Deferred revenue	1,843	1,967

Total current liabilities	9,441	9,466
Deferred revenue, noncurrent	31	56
Other long-term liabilities	21	27

Total liabilities	9,493	9,549

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares issued and outstanding 25,979,906 and 25,377,939 shares, respectively	26	25
Additional paid-in capital	98,484	96,823
Accumulated other comprehensive income (loss)	(118)	50
Accumulated deficit	(73,092)	(73,409)

Total shareholders’ equity	25,300	23,489

Total Liabilities and Shareholders’ Equity	$34,793	$33,038

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Percentages, Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$10,645	$8,657	$19,698	$16,444
Cost of revenue	2,639	2,162	4,815	4,293

Gross margin	8,006	6,495	14,883	12,151

Gross margin %	75%	75%	76%	74%

Operating expenses:
Selling, general and administrative	5,882	4,919	11,266	9,329
Research, development and other technology	1,553	1,228	3,018	2,347

Total operating expenses	7,435	6,147	14,284	11,676

Operating income	571	348	599	475
Other income (expense):
Interest income	78	69	177	96
Other, net	(6)	5	(1)	7

Total other income	72	74	176	103

Income before income taxes	643	422	775	578
Income tax expense	(401)	(21)	(458)	(42)

Net income	$242	$401	$317	$536

Other comprehensive income (loss):
Foreign currency translation	(90)	(7)	(168)	(35)
Unrealized gain (loss) on investment securities	36	(44)	—	(44)

Comprehensive income	$188	$350	$149	$457

Net income per share — basic	$0.01	$0.02	$0.01	$0.02

Net income per share — diluted	$0.01	$0.01	$0.01	$0.02

Weighted average common shares outstanding:
Basic	25,817,710	25,047,378	25,740,890	24,851,338

Diluted	27,649,659	27,230,109	27,646,172	26,913,500

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$317	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821	790
Fair value of options granted for consulting services	7	18
Deferred income taxes	458	—
Net change in operating assets and liabilities	(2,858)	(1,159)

Net cash provided by (used in) operating activities	(1,255)	185

Cash flows from investing activities:
Purchase of land and building	(1,350)	—
Other capital expenditures	(254)	(223)
Sales of investment securities	3,994	2,501
Purchases of investment securities	(2,002)	(10,533)
Net change in restricted cash	—	1,133

Net cash provided by (used in) investing activities	388	(7,122)

Cash flows from financing activities:
Proceeds from sale of common stock	1,655	1,663

Net cash provided by financing activities	1,655	1,663

Effect of exchange rate changes on cash	(132)	(32)

Net increase (decrease) in cash and cash equivalents	656	(5,306)
Cash and cash equivalents at beginning of period	4,004	11,281

Cash and cash equivalents at end of period	$4,660	$5,975

Supplemental disclosures of cash flow information:
Cash paid for taxes	$9	$106

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Notes to Financial Statements
(1)	General
     We design, manufacture, market and distribute single-use medical devices used in minimally invasive surgical procedures within the vascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet light in short, controlled energy pulses to ablate or remove blockages. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary and peripheral vascular system. It is also used to remove lead wires from patients with implanted pacemakers or cardioverter defibrillators, which are electronic devices that regulate the heartbeat. In April 2004, we received 510(k) clearance from the Food and Drug Administration (“FDA”) for our CliRpath® laser catheters which are indicated for use in the endovascular treatment of peripheral artery disease where total obstructions are not crossable with a guidewire.
     The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned subsidiary, Spectranetics International, B.V. (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accrued warranty and royalty expenses. Actual results could differ from those estimates.
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
     The Company accounts for non-employee stock-based awards in accordance with SFAS No. 123 and related interpretations.
     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30
	2005	2004	2005	2004
Net income, as reported	$242	$401	$317	$536
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method, net of tax	(170)	(167)	(330)	(287)

Pro forma net income (loss)	$72	$234	$(13)	$249

Income per share — basic, as reported	$0.01	$0.02	$0.02	$0.02
Income per share — diluted, as reported	$0.01	$0.01	$0.02	$0.02
Income (loss) per share — basic and diluted, pro forma	$0.00	$0.01	$(0.00)	$0.01
     The per share weighted-average fair value of stock options granted during the second quarter of 2005 and 2004 was $5.31 and $4.42, respectively, using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during the six months ended June 30, 2005 and 2004 was $5.25 and $4.29, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months and six months ended June 30, 2005 and 2004:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected life (years)	5.65	5.34	5.62	5.36
Risk-free interest rate	3.72%	3.81%	3.93%	3.44%
Expected volatility	156.1%	118.1%	156.4%	118.2%
Expected dividend yield	None	None	None	None
(3)	Net Income Per Share
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

     For the three months ended June 30, 2005 and 2004, 711,131 and 258,199 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2005 and 2004, 681,645 and 620,078 stock options, respectively, were excluded from the computation due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$242	$401	$317	$536

Common shares outstanding:
Historical common shares outstanding at beginning of period	25,758	24,793	25,378	24,452
Weighted average common shares issued	60	254	363	399

Weighted average common shares outstanding — basic	25,818	25,047	25,741	24,851
Effect of dilution — stock options	1,832	2,183	1,905	2,063

Weighted average common shares outstanding — diluted	27,650	27,230	27,646	26,914

Net income per share — basic	$0.01	$0.02	$0.01	$0.02

Net income per share — diluted	$0.01	$0.01	$0.01	$0.02

(4)	Inventories
     Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$757	$411
Work in process	1,551	351
Finished goods	941	1,049
Less reserve for obsolescence	(63)	(29)

	$3,186	$1,782

(5)	Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land	$270	$—
Building	1,084	—
Manufacturing equipment and computers	5,942	6,283
Leasehold improvements	661	1,014
Equipment held for rental or loan	7,972	7,064
Furniture and fixtures	181	184
Less: accumulated depreciation	(9,799)	(10,183)

	$6,311	$4,362

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
     Deferred revenue was $1,874,000 and $2,023,000 at June 30, 2005 and December 31, 2004, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 9, “Revenue Recognition.”
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
U. S. Medical
     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At June 30, 2005, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of nonfunctioning leads from pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2005 and 2004, cost allocations of these functions to Europe Medical have not been performed.
     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $510,000 and $254,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,017,000 and $710,000 for the six months ended June 30, 2005 and 2004, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three months ended		Six months ended
	June 30		June 30
Revenue:	2005	2004	2005	2004
U.S. Medical	$9,361	$8,016	$17,286	$15,102
Europe Medical	1,284	641	2,412	1,342

Total revenue	$10,645	$8,657	$19,698	$16,444

	Three months ended		Six months ended
	June 30		June 30
Segment net income (loss):	2005	2004	2005	2004
U.S. Medical	$217	$477	$129	$662
Europe Medical	25	(76)	188	(126)

Total net income	$242	$401	$317	$536

	June 30,	December 31,
Segment assets:	2005	2004
U.S. Medical	$31,785	$29,786
Europe Medical	3,008	3,252

Total assets	$34,793	$33,038

(8)	Income Taxes
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. In 2004, based upon the level of historical income and projections for future income, management determined it is more likely than not a portion of the deferred tax assets will be recoverable.
     Income tax expense attributable to income before income taxes consists of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Current:
Federal	$—	$—	$—	$—
State	—	21	—	42
Foreign	—	—	—	—

	—	21	—	42

Deferred:
Federal	332	—	406	—
State	42	—	52	—
Foreign	27	—	—	—

	401	—	458	—

Income tax expense	$401	$21	$458	$42

     For the 2004 periods, the Company’s effective tax rate was significantly lower than the 34% federal statutory rate due primarily to the realization of deferred tax assets not previously recognized. The effective tax rate for 2005 exceeds the statutory rate due to (1) certain expenses not deductible for tax purposes; (2) tax losses incurred by the Company’s Netherlands subsidiary for which no tax benefit has been recognized; and (3) state taxes net of federal benefit. For the 2004 periods, the Company recorded only a current provision for state income tax expense.
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
     The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
     Evergreen rental program — Under this program, the Company retains title to the laser system and rental revenue varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of sales based upon a three- to five-year expected life of the unit. As of June 30, 2005, 56 laser units were in place under the Evergreen program.
     Cap-free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the surcharges as rental revenue each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded with cost of sales based upon a three- to five-year expected life of the unit. Costs to maintain the equipment are expensed as incurred. As of June 30, 2005, six laser units were in place under the Cap-free program.
     Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months, and retains title to the laser system. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit. As of June 30, 2005, 90 laser units were in place under the Evaluation program.
(10)	Commitments and Contingencies
     The Company has a disagreement with a licensor regarding the level of past royalty payments since inception of a license agreement that was executed in October 2000. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. Management believes that these are beyond the scope of the license agreement. In August 2004, the licensor commenced arbitration proceedings as provided for under the license agreement, and a resolution to the matter is anticipated in mid to late 2005. In July 2005, the arbitrator ruled that the Company is required to pay royalties on certain service-based revenue. The damages portion of the arbitration proceedings have not yet been completed. The Company has accrued costs of approximately $1,860,000 associated with the resolution of this matter as of June 30, 2005, which represents management’s best estimate of costs to resolve the matter.
     On June 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by the Company on a judgment awarded to an Italian distributor (the Distributor) by the District Court of Amsterdam. The Distributor originally filed suit in July 1999, and the lower court’s judgment was rendered in April 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion than an exclusive distributor agreement for the Italian market was entered between the parties for the three-year period ending December 31, 2001, and that the Distributor may exercise its right to compensation from the Company for its loss of profits during such three-year period. The appellate court awarded the Distributor the costs of the appeal and has referred the case back to the lower court for determination of the loss of profits. The Distributor asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. The Company estimates that the lost profits to the Distributor for the period, plus estimated interest and awarded court costs, totaled approximately $247,000. Such amount was included in accrued liabilities at June 30, 2005. The Company intends to vigorously defend the calculation of lost profits.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business, which, in the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(11)	Related Party Transaction
     In February 2005, the Company entered into an agreement with a director of the Company whereby the director agreed to provide training services to outside physicians on behalf of the Company. The total to be paid under the agreement, which expires on December 31, 2005, is $75,000. During the three and six months ended June 30, 2005, the total amount incurred for training services provided by the director totaled $18,750 and $37,500, respectively.
(12)	Reclassifications
          Certain amounts from prior condensed financial statements have been reclassified to conform with the June 30, 2005 presentation.

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
     Although 84% of our revenue was derived in the United States for the three months ended June 30, 2005, we also have regulatory approval to market our products in two key international markets. In

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We currently expect reimbursement approval in late 2006, although there are no assurances that reimbursement will be received then, if at all. We do not expect significant revenue increases in Japan until reimbursement is received.
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
     We are currently exploring the use of our technology to treat blockages caused by the formation of thrombus (blood clots) and acute myocardial infarction (AMI, or heart attack). The Extended FAMILI trial is a feasibility trial that will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and the reduction in infarct size for the subset of patients. Enrollment in the trial was completed as of June 30, 2005. We expect to have the 30-day follow-up and analysis complete in the third quarter. After completion of the data analysis, a decision will be made whether to pursue a pivotal, randomized trial that, if commenced, may take two to three years to complete.
     We are also considering the initiation of additional clinical research during the second half of 2005 focused on the treatment of peripheral vascular disease and chronic total occlusions in the coronary vascular system.
     A new Vice President of Clinical Affairs was recently hired to lead our various clinical research initiatives and develop future clinical study strategy.
     As to product development, our primary focus is to develop products capable of generating larger lumens within a blocked superficial femoral artery (SFA) which is the main leg artery above the knee. We currently have two products that we believe are capable of generating larger lumens in the SFA. The first product is the 2.5 Turbo catheter. This is a fiber-optic catheter with a larger ablation area, and improved ablation efficiency, which we believe will reduce procedure times. It has been submitted to the FDA in a 510(K) application and we anticipate FDA clearance in the second half of 2005, although there is no assurance that FDA clearance will be received then, if at all. The second larger lumen product, which we currently refer to as the bias sheath, is nearing completion of product development. We are currently in discussions with the FDA to determine the level of clinical data required and the nature of

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
such testing (i.e., clinical endpoints, length of follow-up, etc.). We hope to begin the clinical research using the bias sheath product in late 2005 or early 2006.
     We are also in the early stages of product development on various products targeted in the treatment of chronic total occlusions, or CTO’s.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     Results of Operations
     The following table summarizes key supplemental financial information for the last 5 quarters.

	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2ndQtr
(000’s, except per share and unit sale amounts)
Laser Revenue:
Equipment sales	$398	$665	$930	$416	$691
Rental fees	336	347	335	367	406

Total laser revenue	734	1,012	1,265	783	1,097

Disposable Products Revenue:
Atherectomy revenue—	3,474	3,366	3,605	3,373	4,962

Lead removal revenue	3,109	3,213	3,177	3,433	3,368

Total disposable products revenue	6,583	6,579	6,782	6,806	8,330

Service and other revenue	1,340	1,343	1,283	1,464	1,218

Total revenue	8,657	8,934	9,330	9,053	10,645

Net income	$401	$479	$1,937	$75	$242
Net income per share:
Basic	$0.02	$0.02	$0.08	$0.00	$0.01
Diluted	$0.01	$0.02	$0.07	$0.00	$0.01

Net cash provided by (used in) operating activities	$228	$(78)	$1,069	$(1,011)	$(244)
Total cash and investment securities (current and non-current)	$15,963	$16,189	$17,410	$15,941	$16,074
Laser sales summary:
Laser sales from inventory	1	3	3	2	3
Laser sales from evaluation/rental units	3	4	4	1	2

Total laser sales	4	7	7	3	5

Worldwide Installed Base Summary:

Laser sales from inventory	1	3	3	2	3

Rental placements	0	0	1	1	9

Evaluation placements	8	9	15	16	8

Laser placements during quarter	9	12	19	19	20
Buy-backs/returns during quarter	(3)	(2)	(6)	(7)	(3)

Net laser placements during quarter	6	10	13	12	17
Total lasers placed at end of quarter	394	404	417	429	446

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
     Revenue for the second quarter of 2005 was $10,645,000, an increase of 23 percent as compared to $8,657,000 during the second quarter of 2004. This increase is mainly attributable to a 27 percent increase in disposable products revenue, which consists of single-use catheter products, and a 49 percent increase in equipment revenue, partially offset by a nine percent decrease in service and other revenue.
     We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the three months ended June 30, 2005, our atherectomy revenue totaled $4,962,000 (60% of our disposable products revenue) and our lead removal revenue totaled $3,368,000 (40% of our disposable products revenue). For the three months ended June 30, 2004, our atherectomy revenue totaled $3,474,000 (53% of our disposable products revenue) and our lead removal revenue totaled $3,109,000 (47% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular systems, grew 43% in the second quarter of 2005 as compared with the second quarter of 2004. Atherectomy revenue growth was primarily due to unit volume increases due to the continued penetration of our CliRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
     Lead removal revenue grew 8% for the three month period ended June 30, 2005, as compared with the same three month period in 2004. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Recent clinical studies (MADIT and ScD-Heft) have expanded the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2003 and ScD-Heft clinical trials were made public in February 2004. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists for these patients. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     Laser equipment revenue was $1,097,000 and $734,000 for the three months ended June 30, 2005 and 2004, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $691,000 during the three month period ended June 30, 2005 from $398,000 during the three month period ended June 30, 2004. We sold 5 laser units (3 as an outright sale from inventory and 2 sale conversions from evaluation or rental programs) during the second quarter of 2005 and 4 laser units (1 as an outright sale from inventory and 3 sale conversions from evaluation or rental programs) during the same quarter in 2004. The increase in laser sales revenue is due to an additional laser unit being sold in the 2005 quarter and the fact that more sales from inventory occurred in the second quarter of 2005 versus the second quarter of 2004, with such sales yielding a higher sales price than sale conversions under our evaluation or rental programs. Rental revenue increased 21% during the three month period ended June 30, 2005, from $336,000 in the second quarter of 2004 to $406,000 in the second quarter of 2005. This increase is consistent with the increase in our installed rental base of laser systems.
     Our worldwide installed base of laser systems increased by 17 during the quarter ended June 30, 2005, compared with an increase of six laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 446 (337 in the U.S.) at June 30, 2005.
     Service and other revenue decreased nine percent to $1,218,000 in the second quarter of 2005 from $1,340,000 in the second quarter of 2004, which is primarily due to an increased provision for sales returns, which is recorded as a reduction in other revenue and related to estimated product returns. The increase in the provision for sales returns in the second quarter of 2005 as compared to the same quarter in 2004 is due to slightly increased disposable products returns in the 2005 quarter which necessitated an increase in the related allowance for sales returns.
     Gross margin remained consistent at 75 percent for both quarters ended June 30, 2005 and 2004.
     Operating expenses of $7,435,000 in the second quarter of 2005 increased 21 percent from $6,147,000 in the second quarter of 2004. This increase is mainly due to a 26 percent increase in research, development and other technology expenses and a 20 percent increase in selling, general and administrative expenses relative to the same period in 2004.
     Selling, general and administrative expenses increased 20 percent to $5,882,000 for the three months ended June 30, 2005 from $4,919,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $850,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $150,000 associated with the staffing of 8 additional employees within our U.S. clinical sales and training organization in the second quarter of 2005 as compared with the second quarter of 2004. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $345,000, which is mainly due to the increase in revenues and additional employees.

•	Increased costs of approximately $335,000 associated with the operations of our wholly-owned subsidiary, Spectranetics International, B.V. The increase was primarily due to the hiring of one additional employee in the European field sales force, higher commissions on increased sales, and higher costs related to increased attendance of conventions during the quarter.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
•	General and administrative expenses increased approximately $113,000 in the quarter compared with last year, primarily due to increased costs as a result of accrued Company-wide incentive compensation based on financial performance in relation to established targets.
     Research, development and other technology expenses of $1,553,000 for the second quarter of 2005 represent an increase of 26 percent from $1,228,000 in the second quarter of 2004. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs of $186,000 due primarily to the hiring of 3 additional engineering and clinical studies employees.

•	Increased legal fees of approximately $67,000 related to the application for patents and annual maintenance of our patent portfolio, and fees associated with the preparation of project agreements.

•	Increased materials and other costs of approximately $212,000 due to increased research and development activities during the second quarter of 2005 as compared to the prior year.

•	Decreased royalty expenses of approximately $49,000 due to the expiration of certain patents underlying the licensed technology and decreased royalty rates per existing license agreements, offset by increased royalties on a higher revenue base.

•	Decreased clinical study costs of approximately $80,000.
     Interest income increased 13 percent in the second quarter of 2005 to $78,000 due to higher yields on its interest-bearing securities, which consist primarily of cash equivalents, and U.S. Treasury and agency notes. The higher yields are consistent with the overall change in the interest rate environment between the second quarter of 2004 and the second quarter of 2005.
     For the three months ended June 30, 2005, we recorded a provision for income tax expense of $401,000, or 62% of income before income tax expense, compared to income tax expense of $21,000, or 5% of income before income tax expense, for the same period of the prior year. The effective tax rate for the prior year period was significantly lower than the 34% federal statutory rate due primarily to the realization of deferred tax assets not previously recognized.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
The effective tax rate for 2005 exceeds the statutory rate due to (1) certain expenses not deductible for tax purposes; (2) tax losses incurred by our Netherlands subsidiary for which no tax benefit has been recognized; and (3) state taxes net of federal benefit. For the three months ended June 30, 2004, prior to the recognition of the deferred tax asset, we recorded only a current provision of $21,000 for state income tax expense.
     Depending on the result of various tax strategies the Company is considering, as well as any adjustment to the Company’s valuation allowance against its deferred tax asset as a result of its ongoing evaluation, the Company’s effective tax rate may be subject to volatility throughout the remainder of 2005.
     Net income for the three months ended June 30, 2005 was $242,000, compared with net income of $401,000 in the same quarter last year.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2005, as compared with the three months ended June 30, 2004, caused an increase in consolidated revenue of $50,000 and an increase in consolidated operating expenses of $42,000.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
     Revenue for the six months ended June 30, 2005 was $19,698,000, an increase of 20 percent from revenue of $16,444,000 for the six months ended June 30, 2004. This resulted from an increase of 23 percent in disposable products revenue and a one percent increase in service and other revenue. Equipment revenue increased 26 percent compared with last year.
     A 27 percent increase in atherectomy revenue combined with an 18 percent increase in lead removal products revenue resulted in an increase of 23 percent in disposable products revenue. The increase in disposable product revenue was almost entirely due to unit volume increases; however, a small price increase initiated in April 2004 across most of our disposable products contributed to a portion of the revenue growth for the first half of 2005 compared to the first half of 2004.
     Atherectomy revenue growth increased significantly due to the continued penetration and market acceptance of our CliRpath product line since its introduction in May 2004. The CLirpath product line consists of catheters used for the treatment of total occlusions in the legs which are not crossable with a guidewire. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
     We believe that our lead removal business continues to benefit from the expansion of patients eligible for implantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. We continue to believe that these favorable market dynamics will contribute to lead removal revenue growth for the remainder of 2005; however, there can be no assurances that this will occur.
     Equipment revenue of $1,880,000 during the six months ended June 30, 2005 increased 26 percent from $1,495,000 for the prior year period. For the six months ended June 30, 2005, our installed base of excimer laser systems increased by 29 to 446 excimer laser systems (337 in the United States) compared with 11 net placements during the six months ended June 30, 2004.
     Laser sales revenue, which is included in laser equipment revenue, increased 32% to $1,107,000 for the first six months of 2005 from $836,000 for the same period in 2004. The increase was due to the sale of one additional unit and increased average sale prices for the units sold. Rental revenue increased

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
17% from $659,000 for the six month period ended June 30, 2004 to $773,000 for the six month period ended June 30, 2005, which was mainly due to an increase in systems placed under our various rental programs.
     Service and other revenue of $2,682,000 during the six months ended June 30, 2005 was essentially unchanged from $2,653,000 for the six months ended June 30, 2004.
     Gross margin increased to 76 percent during the six months ended June 30, 2005, from 74 percent for the six months ended June 30, 2004. This increase was mainly due to manufacturing efficiencies realized as a result of the higher volume of catheters produced and sold.
     Operating expenses increased 22 percent in the six months ended June 30, 2005 to $14,284,000, compared with $11,676,000 for the six months ended June 30, 2004.
     Selling, general and administrative expenses increased 21 percent to $11,266,000 for the six months ended June 30, 2005 from $9,329,000 for the six months ended June 30, 2004. This increase is primarily due to:
•	Marketing and selling expenses increased approximately $1,450,000 compared with last year as a result of the following:
•	Approximately $234,000 relates to personnel-related expenses associated with an increase of eight additional employees in our field sales and training force this year and $426,000 relates to higher commissions as a result of increased revenue compared with the prior year period.

•	Approximately $184,000 relates to increased convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions, including two training programs focused on peripheral interventions that were held in the first half of 2005.

•	Approximately $96,000 relates to increased depreciation costs associated with a higher number of evaluation systems in place during the first six months of 2005 as compared with the same period in 2004. Refer to the “Liquidity and Capital Resources” section of this report for a further discussion of these programs.

•	Approximately $394,000 relates to increased costs of our foreign operations. Of this amount, $300,000 relates to costs associated with the hiring of an additional employee for the European sales force and for the payment of additional commissions on increased sales for the six month period ended June 30, 2005 as compared to the same period in 2004. An additional increase of approximately $95,000 is due to increased costs associated with convention attendance and other marketing-related materials.

•	Approximately $134,000 related to commissions paid to our independent distributor for increased sales made in the Far East.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
•	An increase of $487,000 in general and administrative expenses from last year is due primarily to the following:
•	Increased legal fees of approximately $431,000, primarily due to the legal proceeding associated with the Rentrop and Edwards’ lawsuits. Legal matters are discussed within Part II, Item 1 — Legal Proceedings within this report.

•	Increased personnel-related costs of approximately $54,000 associated with increased staffing.

•	Increased costs of approximately $124,000 as compared with last year related to bonuses based on financial and other established targets.

•	Decreased audit and other fees totaling approximately $100,000, primarily due to a decrease in the amounts spent during the first six months of 2005 for outside consultants relating to Sarbanes-Oxley compliance.

•	Decreased bad debt expense of approximately $51,000 due to collection of certain slow paying accounts which had caused an increase in the allowance for doubtful accounts in the prior year.
     Research, development and other technology expenses of $3,018,000 for the six months ended June 30, 2005 increased 29 percent from $2,347,000 for the six months ended June 30, 2004. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to the following:
•	Increased personnel-related costs of $175,000 due to the hiring of 3 additional engineering employees.

•	Increased legal fees of approximately $55,000 related mainly for the application and maintenance of patents and the fees associated with the preparation of project and other agreements.

•	Increased materials and other costs of approximately $400,000 due to increased research and development activities during the first six months of 2005 as compared to the same period in the prior year.

•	Decreased royalty expenses of approximately $33,000 due to the expiration of certain patents underlying the licensed technology offset by increased royalties on a higher revenue base.
     Interest income for the six months ended June 30, 2005 was $177,000, compared with $96,000 last year. The increase in interest income in 2005 is mainly due to higher yields on our interest-bearing securities, which consist primarily of cash equivalents, and U.S. Treasury and agency notes.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     For the six months ended June 30, 2005, we recorded a provision for income tax expense of $458,000, or 59% of income before income tax expense, compared to income tax expense of $42,000, or 7% of income before income tax expense, for the same period of the prior year. For the prior year period, our effective tax rate was significantly lower than the 34% federal statutory rate due primarily to the realization of deferred tax assets not previously recognized. The effective tax rate for 2005 exceeds the statutory rate due to (1) certain expenses not deductible for tax purposes; (2) losses incurred by our Netherlands subsidiary for which no tax benefit has been recognized; and (3) state taxes net of federal benefit. For the six months ended June 30, 2004, prior to the recognition of the deferred tax asset, we recorded only a current provision of $42,000 for state income tax expense.
     Depending on the result of various tax strategies the Company is considering, as well as any adjustment to the Company’s valuation allowance against its deferred tax asset as a result of its ongoing evaluation, the Company’s effective tax rate may be subject to volatility throughout the remainder of 2005.
     Net income for the six months ended June 30, 2005, was $317,000, compared with net income of $536,000 for the same period in 2004.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2005, as compared with the six months ended June 30, 2004, caused an increase in consolidated revenue of $111,000 and an increase in consolidated operating expenses of $79,000.
Liquidity and Capital Resources
     Cash, cash equivalents, and current and long-term investments in marketable securities as of June 30, 2005 were $16,074,000, a decrease of $1,336,000 from $17,410,000 at December 31, 2004. The primary reason for the decrease is due to the $1,350,000 purchase of the building and land in March 2005 that houses our manufacturing facilities. In addition, $275,000 was paid to a licensor in February 2005 for back royalties associated with an amendment to the license agreement with the licensor. The payment of the back royalties is discussed in Part II, Item 1 — Legal Proceedings within this report.
     Cash used by operating activities of $1,255,000 for the six months ended June 30, 2005 consisted primarily of the following:
•	Increased inventories of $1,412,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	Increase in equipment held for rental or loan of $1,186,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs.

•	Increase in accounts receivable of approximately $488,000 due to increased sales.
     The above uses of cash by operating activities were offset by the following sources for the six months ended June 30, 2005:
•	Net income of $317,000 for the six months ended June 30, 2005, plus non-cash expenses of $1,286,000, which consist of depreciation and amortization of $821,000, the fair value of options granted for consulting services of $7,000, and the recognition of deferred taxes of $458,000.

•	An increase in accounts payable and accrued liabilities of $254,000, mainly due to increased European commission accruals as a result of higher revenues.

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

	June 30, 2005	December 31, 2004
Days Sales Outstanding	57	61
Inventory Turns	3.3	4.9
     The reduction in inventory turns is primarily due to the increase in inventory as of June 30, 2005 that was necessitated in order to meet the increased demand for our laser systems.
     For the six months ended June 30, 2005, cash provided by investing activities was $388,000, primarily due to the net proceeds of $1,992,000 from the sale of investment securities partially offset by the purchase of the building and land that houses our manufacturing facilities for $1,350,000 and other capital expenditures of $254,000.
     Cash provided by financing activities for the six month period ended June 30, 2005 was $1,655,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At June 30, 2005, there was no debt or capital lease obligations.
     At June 30, 2005, and December 31, 2004, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $7,972,000 and $7,064,000 was recorded as equipment held for rental or loan at June 30, 2005 and December 31, 2004, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or manufactured. The net book value of this equipment was $4,208,000 and $3,681,000 at June 30, 2005 and December 31, 2004, respectively.
     We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Evergreen rental program — Under this program, we retain title to the laser system and rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of sales based upon a three- to five-year expected life of the unit. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3000-$5000 per month under this program. As of June 30, 2005, 56 laser units were in place under the rental programs.

(2)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the surcharges as rental revenue each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three- to five-year expected life of the unit. Costs to maintain the equipment are expensed as incurred. As of June 30, 2005, six laser units were in place under the Cap-free program.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
(3)	Evaluation programs — We “loan” laser systems to institutions for use over a short period of time, usually three to six months, and retain title to the laser system. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of June 30, 2005, 90 laser units were in place under the evaluation program. These laser systems contribute to revenue through the sales of disposable products to customers that have acquired a laser system under an evaluation program. During the six months ended June 30, 2005 and 2004, two customer and five customers, respectively, elected to purchase their evaluation laser systems, which accounted for a total of $232,000 and $546,000 of equipment revenue, respectively.
     We believe our liquidity and capital resources as of June 30, 2005 are sufficient to meet our operating and capital requirements through at least the next twelve months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to our shareholders or us.
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
     While we have not yet fully quantified the impact of adopting Statement 123R, we believe that such adoption could have a significant impact on our operating income and net earnings in the future. For the three months and six months ended June 30, 2005, pro forma compensation expense, net of tax, related to equity instruments was $170,000 and $330,000, respectively. Pro forma compensation expense, net of tax, related to equity instruments was $167,000 and $287,000, respectively, for the three and six months ended June 30, 2004. These amounts were disclosed, but not recorded, in the financial statements for the three and six months ended June 30, 2005 and 2004.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, (“Statement 151”). In general, Statement 151 requires that inventory costs such as idle facility expense, freight, handling costs and spoilage be recognized as current period charges regardless of whether they meet the “abnormal” criterion of ARB No. 43, Inventory Pricing. The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are to be applied prospectively. We currently do not believe the adoption of Statement 151 will have a material impact on our consolidated results of operations or financial position.
RISK FACTORS
     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At June 30, 2005, we had accumulated $73.1 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. In addition, we expect the adoption of Statement 123R for periods that begin after December 15, 2005 will result in significant compensation expense in future periods, which may adversely impact our profitability Although we have demonstrated profitability for twelve consecutive quarters, no assurance can be given that we will be able to maintain profitability in the future.
     Increases in our Stock Price are Largely Dependent on our Ability to Grow Revenues. Revenue growth from current levels depends largely on our ability to successfully penetrate the peripheral atherectomy market with our CliRpath product line that was introduced in 2004 and that is targeted at total occlusions (blockages) in the legs. The success of this launch will require increased re-order rates

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
from existing customers and adoption by new customers. Beyond the initial CliRpath product line launch, new products will need to be developed and FDA-approved to sustain revenue growth within the peripheral market. Additional clinical data and new products to treat coronary artery disease will likely be necessary to grow revenue within the coronary market.
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
     Our Products May Not Achieve Market Acceptance. Excimer laser technology is generally used adjunctively with more established therapies for restoring circulation to clogged or obstructed arteries

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
such as balloon angioplasty and stent implantation. Market acceptance of the excimer laser system depends on our ability to provide incremental clinical and economic data that shows the clinical efficacy and cost effectiveness of, and patient benefits from, excimer laser atherectomy used with balloon angioplasty and stent implantation. Market acceptance of our products in the lead removal market will depend in part on our ability to demonstrate that complication rates associated with capped leads are not insignificant, which may modify the standard of care to increase the number of leads removed each year.
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
     Our European Operations May Not Be Successful or May Not Be Able To Achieve Revenue Growth. We utilize distributors throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success.
     We Are Exposed to the Problems That Come From Having International Operations. For the three and six months ended March 31, 2005 and June 30, 2005, our revenue from international operations represented 14 and 15 percent, respectively, of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan has taken longer than anticipated due to the complexity of this process. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of June 30, 2005, the unrealized loss on our investment securities was approximately $65,000.
     As of June 30, 2005, we had cash and cash equivalents of $4.7 million, and current and long-term investment securities of $11.4 million. Overall average duration to maturity for all cash and investment securities is less than one year with 76% of the portfolio under one year and the remaining 24% between one and two years. At June 30, 2005, the investment securities consisted of government or government agency securities.
     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended June 30, 2005, and 2004, approximately $50,000 and $38,000, respectively, of increased revenue and $42,000 and $39,000, respectively, of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. For the six months ended June 30, 2005, and 2004, approximately $111,000 and $108,000, respectively, of increased revenue and $79,000 and $113,000, respectively, of increased operating expenses were the result of these exchange rate fluctuations. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended June 30, 2005 and 2004 was an increase in net income of $8,000 in 2005 and a decrease in 2004 of $1,000. The net exchange rate impact for the six months ended June 30, 2005 and 2004 the effect on net income was $32,000 and ($5,000), respectively.

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
     On June 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by Spectranetics International, B.V. (Spectranetics BV), on a judgment awarded to Cardiomedica S.p.A. (Cardiomedica), an Italian company, by the District Court of Amsterdam. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $247,000 for the three-year period, and such amount is included in accrued liabilities at June 30, 2005. We intend to vigorously defend the calculation of lost profits.
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
     Spectranetics has a disagreement with Edwards LifeSciences regarding the level of past royalty payments since inception of a license agreement that was executed in October 2000. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believe that these are beyond the scope of the license agreement. In August 2004, the licensor commenced arbitration proceedings as provided for under the license agreement, and the arbitrator recently ruled that royalties were due on certain service-based revenue. Spectranetics has accrued approximately $1,850,000 associated with the resolution of this matter as of June 30, 2005, which represents our best estimate of costs to resolve the matter. The damages portion of the arbitration proceedings is not complete and an initial hearing with the arbitrator will be held during the third quarter ending September 30, 2005.

     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.
Items 2-3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders was held on June 7, 2005.

(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2008:

	For	Withheld
Emile J. Geisenheimer	22,686,873	1,028,797
John G. Schulte	23,089,488	626,182
David G. Blackburn, Cornelius C. Bond, Jr., R. John Fletcher, Martin T. Hart, Joseph M. Ruggio, M.D.and Craig M. Walker, M.D. continued their terms of office as directors after the meeting.
Item 5. Not Applicable
Item 6. Exhibits

10.2(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and John or Sharon Sanders dated May 31, 2005.

10.3(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated May 2, 2005.

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.2	Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)
August 9, 2005	By:	/s/ John G. Schulte
John G. Schulte
President and Chief Executive Officer

August 9, 2005	By:	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.2(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and John or Sharon Sanders dated May 31, 2005.

10.3(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated May 2, 2005.

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.2	Section 1350 Certification