Form 10-Q
period 2005-09-30
SPECTRANETICS CORP
filed 2005-11-09
CIK 789132

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ). Yes ☑  No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑
As of November 7, 2005 there were 26,177,714 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,323	$4,004
Investment securities available for sale	8,505	9,963
Trade accounts receivable, net of allowances of $327 and $239, respectively	7,416	6,456
Inventories, net	3,462	1,782
Deferred income taxes, net	32	88
Prepaid expenses and other current assets	817	835

Total current assets	25,555	23,128
Property, plant and equipment, net of accumulated depreciation of $9,908 and $10,183, respectively	7,182	4,362
Long-term investment securities available for sale	2,972	3,443
Long-term deferred income taxes, net	1,011	1,527
Goodwill, net	308	308
Other intangible assets, net	70	124
Other assets	113	146

Total Assets	$37,211	$33,038

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$8,392	$7,499
Deferred revenue	2,158	1,967

Total current liabilities	10,550	9,466
Deferred revenue, noncurrent	22	56
Other long-term liabilities	18	27

Total liabilities	10,590	9,549

Commitments and contingencies	—	—

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 26,150,938 and 25,377,939 shares, respectively	26	25
Additional paid-in capital	99,321	96,823
Accumulated other comprehensive income (loss)	(140)	50
Accumulated deficit	(72,586)	(73,409)

Total shareholders’ equity	26,621	23,489

Total Liabilities and Shareholders’ Equity	$37,211	$33,038

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$11,230	$8,934	$30,928	$25,378
Cost of revenue	2,643	2,123	7,458	6,416

Gross margin	8,587	6,811	23,470	18,962

Operating expenses:
Selling, general and administrative	6,128	4,817	17,394	14,146
Research, development and other technology	1,950	1,551	4,968	3,898

Total operating expenses	8,078	6,368	22,362	18,044

Operating income	509	443	1,108	918
Other income (expense):
Interest expense	(3)	—	(8)	—
Interest income	113	56	290	152
Other, net	4	1	8	8

Total other income	114	57	290	160

Income before income tax expense	623	500	1,398	1,078
Income tax expense	(117)	(21)	(575)	(63)

Net income	$506	$479	$823	$1,015

Other comprehensive income (loss):
Foreign currency translation	3	13	(165)	(22)
Unrealized gain (loss) on investment securities	(25)	25	(25)	(19)

Comprehensive income	$484	$517	$633	$974

Net income per share — basic and diluted	$0.02	$0.02	$0.03	$0.04

Weighted average common shares outstanding:
Basic	26,070,324	25,266,882	25,851,908	24,990,864

Diluted	28,483,366	27,279,396	27,980,415	27,031,422

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Financial Statements (cont’d)
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$823	$1,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,267	1,166
Fair value of options granted for consulting services	10	22
Deferred income taxes	572	—
Net change in operating assets and liabilities	(3,467)	(2,096)

Net cash provided by (used in) operating activities	(795)	107

Cash flows from investing activities:
Purchase of land and building	(1,350)	—
Other capital expenditures	(818)	(351)
Sales of investment securities	7,011	17,637
Purchases of investment securities	(5,107)	(29,051)
Net change in restricted cash	—	1,133

Net cash used in investing activities	(264)	(10,632)

Cash flows from financing activities:
Proceeds from sale of common stock	2,489	2,063

Net cash provided by financing activities	2,489	2,063

Effect of exchange rate changes on cash	(111)	(25)

Net increase (decrease) in cash and cash equivalents	1,319	(8,487)
Cash and cash equivalents at beginning of period	4,004	11,281

Cash and cash equivalents at end of period	$5,323	$2,794

Supplemental disclosures of cash flow information —
Cash paid for taxes	$20	$131

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
     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the three months and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$506	$479	$823	$1,015
Deduct: Total stock-based employee compensation expense attributable to common stock options determined under fair value based method, net of tax	(363)	(123)	(693)	(410)

Pro forma net income	$143	$356	$130	$605

Income per share — basic, as reported	$0.02	$0.02	$0.03	$0.04
Income per share — diluted, as reported	$0.02	$0.02	$0.03	$0.04
Income per share — basic, pro forma	$0.01	$0.01	$0.01	$0.02
Income per share — diluted, pro forma	$0.01	$0.01	$0.00	$0.02
     The per share weighted-average fair value of stock options granted during the third quarter of 2005 and 2004 was $7.34 and $4.36, respectively, using the Black-Scholes option pricing model. The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 was $5.81 and $4.30, respectively, using the Black-Scholes option pricing model. The Company used the following weighted average assumptions in determining the fair value of options granted during the three months and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life (years)	4.74	5.53	5.39	5.38
Risk-free interest rate	4.2%	3.4%	4.0%	3.4%
Expected volatility	162.5%	116.6%	158.1%	118.0%
Expected dividend yield	None	None	None	None
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
     For the three months ended September 30, 2005 and September 30, 2004, 412,313 and 439,953 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2005 and 2004, respectively, 700,538 and 676,748 stock options were excluded from the computation due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$506	$479	$823	$1,015

Common shares outstanding:
Historical common shares outstanding at beginning of period	25,980	25,147	25,378	24,452
Weighted average common shares issued	90	120	474	539

Weighted average common shares outstanding — basic	26,070	25,267	25,852	24,991
Effect of dilution — stock options	2,413	2,012	2,128	2,040

Weighted average common shares outstanding — diluted	28,483	27,279	27,980	27,031

Net income per share — basic	$0.02	$0.02	$0.03	$0.04

Net income per share — diluted	$0.02	$0.02	$0.03	$0.04

(4) Inventories
     Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$889	$439
Work in process	1,687	364
Finished goods	1,128	1,051
Less reserve for obsolescence and inventory variance	(242)	(72)

	$3,462	$1,782

(5) Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land	$270	$—
Building	1,084	—
Manufacturing equipment and computers	6,449	6,283
Leasehold improvements	661	1,014
Equipment held for rental or loan	8,445	7,064
Furniture and fixtures	181	184
Less: accumulated depreciation	(9,908)	(10,183)

	$7,182	$4,362

     On March 29, 2005, the Company acquired the building and land which houses its manufacturing facilities in Colorado for $1,350,000 in cash. The purchase price was allocated between land and building based on the relative fair value of the assets acquired.
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
(6) Deferred Revenue
     Deferred revenue was $2,180,000 and $2,023,000 at September 30, 2005 and December 31, 2004, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 9, “Revenue Recognition.”
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
U.S. Medical
     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At September 30, 2005, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of nonfunctioning leads from pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2005 and 2004, cost allocations of these functions to Europe Medical have not been performed.
     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $384,000 and $352,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,010,000 and $1,062,000 for the nine months ended September 30, 2005 and 2004, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
Revenue:	2005	2004	2005	2004
U.S. Medical	$10,123	$8,169	$27,409	$23,271
Europe Medical	1,107	765	3,519	2,107

Total revenue	$11,230	$8,934	$30,928	$25,378

	Three months ended		Nine months ended
	September 30		September 30
Segment net income (loss):	2005	2004	2005	2004
U.S. Medical	$410	$519	$539	$1,181
Europe Medical	96	(40)	284	(166)

Total net income	$506	$479	$823	$1,015

	September 30,	December 31,
Segment assets:	2005	2004
U.S. Medical	$34,849	$29,786
Europe Medical	2,362	3,252

Total assets	$37,211	$33,038

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

     Income tax expense attributable to income before income taxes consists of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Current:
Federal	$—	$—	$—	$—
State	—	21	—	63
Foreign	—	—	—	—

	—	21	—	63

Deferred:
Federal	103	—	509	—
State	14	—	66	—
Foreign	—	—	—	—

	117	—	575	—

Income tax expense	$117	$21	$575	$63

     The increase in the Company’s effective tax rate is due primarily to the partial recognition of a deferred tax asset at the end of 2004. For the 2004 periods, the Company recorded only a current provision for state taxes. Subsequent to recording the deferred tax asset, the Company has been providing the full amount of income tax expense against current earnings. No further tax benefit has been recognized related to decreases in the valuation allowance against our deferred tax assets during 2005, however, management will continue to assess the realization of the deferred tax asset on a quarterly basis. The effective tax rate as of September 30, 2005 is lower than the rate at June 30, 2005 due to a change in the transfer prices charged to the Company’s Netherlands subsidiary, which had the effect of eliminating losses recognized by that subsidiary which were generating no tax benefit.
     No adjustment to the Company’s valuation allowance against its deferred tax asset as a result of its ongoing quarterly evaluation was made as of September 30, 2005.
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

     The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
     Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of sales based upon a three- to five-year expected life of the unit. As of September 30, 2005, 56 laser units were in place under the Evergreen program.
     Cap-free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded with cost of sales based upon a three- to five-year expected life of the unit. Costs to maintain the equipment are expensed as incurred. As of September 30, 2005, 20 laser units were in place under the Cap-free program.
     Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit. As of September 30, 2005, 57 laser units were in place under the evaluation program.
(10) Commitments and Contingencies
     The Company has a disagreement with a licensor regarding the level of past royalty payments since inception of a license agreement that was executed in October 2000. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. Management believes that these are beyond the scope of the license agreement. In August 2004, the licensor commenced arbitration proceedings as provided for under the license agreement. In July 2005, the arbitrator ruled that the Company is required to pay royalties on certain service-based revenue. In September, 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000, bringing the total accrued loss provision to approximately $2,454,000 associated with the resolution of this matter, which represents management’s best estimate of costs to resolve the matter as of September 30, 2005.
     On September 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by the Company on a judgment awarded to an Italian distributor (the Distributor) by the District Court of Amsterdam. The Distributor originally filed suit in July 1999, and the lower court’s judgment was rendered in April 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered between the parties for the three-year period ending December 31, 2001, and that the Distributor may exercise its right to compensation from the Company for its loss of profits during such three-year period. The appellate court awarded the Distributor the costs of the appeal and has referred the case back to the lower court for determination of the loss of profits. The Distributor asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. The Company estimates that the lost profits to the Distributor for the period, plus estimated interest and awarded court costs, totaled approximately

$250,000. Such amount was included in accrued liabilities at September 30, 2005. The Company intends to vigorously defend the calculation of lost profits.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business, which, in the opinion of management, the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(11) Related Party Transaction
     In February 2005, the Company entered into an agreement with a director of the Company whereby the director agreed to provide training services to outside physicians on behalf of the Company. The total to be paid under the agreement, which expires on December 31, 2005, is $75,000. During the three and nine months ended September 30, 2005, the total amount incurred for training services provided by the director totaled $18,750 and $56,250, respectively.
(12) Reclassifications
     Certain amounts from prior condensed financial statements have been reclassified to conform with the September 30, 2005 presentation.
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
     Although 86% of our revenue was derived in the United States for the three months ended September 30, 2005, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We currently expect reimbursement approval in late 2006, although there are no assurances that reimbursement will be received then, if at all. We do not expect significant revenue increases in Japan until reimbursement is received.
     Our strategy is to develop additional applications for our excimer laser system; gather and develop clinical data for publication in peer-reviewed journals; increase utilization of our FDA-approved products; and expand our installed base of laser systems. We will focus our efforts on further penetration of the peripheral market. We intend to do so through continuing expansion of our field sales force, expanded clinical research, and increased product development efforts. We believe these costs are necessary to establish our laser technology within the large, underserved peripheral market and to provide a platform for sustainable revenue growth in future years. As a result of the increased expenses, we may not maintain profitability. Although we believe that net losses, if any, would be temporary as we build our peripheral business, there are no assurances to that effect.
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
     We are currently exploring the use of our technology to treat blockages caused by the formation of thrombus (blood clots) and acute myocardial infarction (AMI, or heart attack). The Extended FAMILI trial is a feasibility trial that will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and the reduction in infarct size for the subset of patients. Enrollment in the trial was completed as of June 30, 2005. We expect to complete the six-month follow-up and data analysis in the first quarter of 2006.
     We will be initiating additional clinical research studies during the first quarter of 2006 focused on the treatment of peripheral vascular disease. We also plan to commence with a study for the treatment of chronic total occlusions in the coronary vascular system in 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     As to product development, our primary focus is to develop products capable of generating larger lumens within a blocked superficial femoral artery (SFA) which is the main leg artery above the knee. We currently have two products that we believe are capable of generating larger lumens in the SFA. The first product is the 2.5 Turbo catheter. This is a fiber-optic catheter with a larger ablation area, and improved ablation efficiency, which we believe will reduce procedure times. It was submitted to the FDA in a 510(K) application and we received FDA clearance in August 2005. The second larger lumen product, which we currently refer to as the bias sheath, is nearing completion of product development. We are currently in discussions with the FDA to determine the level of clinical data required and the nature of such testing (i.e., clinical endpoints, length of follow-up, etc.). We anticipate that clinical research using the bias sheath product will begin in late 2005 or early 2006.
     We are also in the early stages of product development on various products targeted in the treatment of chronic total occlusions, or CTO’s.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
Results of Operations
     The following table summarizes key supplemental financial information for the last 5 quarters.

	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
(000’s, except per share and unit sale amounts)
Laser Revenue:
Equipment sales	$665	$930	$416	$691	$767
Rental fees	347	335	367	406	447

Total laser revenue	1,012	1,265	783	1,097	1,214

Disposable Products Revenue:
Atherectomy revenue	3,366	3,605	3,373	4,962	5,029

Lead removal revenue	3,213	3,177	3,433	3,368	3,650

Total disposable products revenue	6,579	6,782	6,806	8,330	8,679

Service and other revenue	1,343	1,283	1,464	1,218	1,337

Total revenue	8,934	9,330	9,053	10,645	11,230

Net income	$479	$1,937	$75	$242	$506
Net income per share:
Basic	$0.02	$0.08	$0.00	$0.01	$0.02
Diluted	$0.02	$0.07	$0.00	$0.01	$0.02

Net cash provided by (used in) operating activities	$(78)	$1,069	$(1,011)	$(244)	$460
Total cash and investment securities (current and non-current)	$16,189	$17,410	$15,941	$16,074	$16,800
Laser sales summary:
Laser sales from inventory	3	3	2	3	4
Laser sales from evaluation/rental units	4	4	1	2	2

Total laser sales	7	7	3	5	6

Worldwide Installed Base Summary:

Laser sales from inventory	3	3	2	3	4
Rental placements	0	1	1	9	14
Evaluation placements	9	15	16	8	4

Laser placements during quarter	12	19	19	20	22
Buy-backs/returns during quarter	(2)	(6)	(7)	(3)	(4)

Net laser placements during quarter	10	13	12	17	18
Total lasers placed at end of quarter	404	417	429	446	464

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
     Revenue for the third quarter of 2005 was $11,230,000, an increase of 26 percent as compared to $8,934,000 during the third quarter of 2004. This increase is mainly attributable to a 32 percent increase in disposable products revenue, which consists of single-use catheter products, and a 20 percent increase in equipment revenue.
     We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the three months ended September 30, 2005, our atherectomy revenue totaled $5,092,000 (58% of our disposable products revenue) and our lead removal revenue totaled $3,650,000 (42% of our disposable products revenue). For the three months ended September 30, 2004, our atherectomy revenue totaled $3,366,000 (51% of our disposable products revenue) and our lead removal revenue totaled $3,109,000 (47% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular systems, grew 49% in the third quarter of 2005 as compared with the third quarter of 2004. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our CliRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
     Lead removal revenue grew 14% for the three-month period ended September 30, 2005, as compared with the same three-month period in 2004. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. Recent clinical studies (MADIT and ScD-Heft) have expanded the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2003 and ScD-Heft clinical trials were made public in February 2004. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists for these patients. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care. We expect that these favorable market dynamics will contribute to lead removal revenue growth for the remainder of 2005; however, there can be no assurances this will occur.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     Laser equipment revenue was $1,214,000 and $1,012,000 for the three months ended September 30, 2005 and 2004, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $767,000 during the three month period ended September 30, 2005 from $665,000 during the three month period ended September 30, 2004. We sold 6 laser units (4 as an outright sale from inventory and 2 sale conversions from evaluation or rental programs) during the third quarter of 2005 and 7 laser units (3 as an outright sale from inventory and 4 sale conversions from evaluation or rental programs) during the same quarter in 2004. The increase in laser sales revenue is due to the fact that more sales from inventory occurred in the third quarter of 2005 versus the third quarter of 2004, with such sales occurring primarily outside of the U.S. and yielding a higher sales price than sale conversions under our evaluation or rental programs. Rental revenue increased 29% during the three-month period ended September 30, 2005, from $347,000 in the third quarter of 2004 to $447,000 in the third quarter of 2005. This increase is consistent with the increase in our installed rental base of laser systems.
     Our worldwide installed base of laser systems increased by 18 during the quarter ended September 30, 2005, compared with an increase of 10 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 464 (351 in the U.S.) at September 30, 2005.
     Service and other revenue did not change significantly for the third quarter of 2005 as compared to the third quarter of 2004.
     Gross margin remained consistent at 76 percent for both quarters ended September 30, 2005 and 2004.
     Operating expenses of $8,078,000 in the third quarter of 2005 increased 27 percent from $6,368,000 in the third quarter of 2004. This increase is mainly due to a 26 percent increase in research, development and other technology expenses and a 27 percent increase in selling, general and administrative expenses relative to the same period in 2004.
     Selling, general and administrative expenses increased 27 percent to $6,128,000 for the three months ended September 30, 2005 from $4,817,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $1,200,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $350,000 associated with the staffing of 10 additional employees within our U.S. clinical sales and training organization in the third quarter of 2005 as compared with the third quarter of 2004. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $393,000, which is mainly due to the increase in revenues and additional employees.

•	Increased costs of approximately $323,000 associated with increased volume of marketing communications, Company-sponsored educational summits for physicians, and conventions, all in support of the increase in sales.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
•	General and administrative expenses increased approximately $120,000 in the third quarter of 2005 compared with the same period of the prior year, primarily the result of the following:
•	Increased costs of approximately $75,000 associated with various legal proceedings discussed in Note 10 to the condensed consolidated financial statements

•	In the prior year third quarter, the Company recorded a $39,000 credit to bad debt expense to reflect the collection of certain accounts previously reserved for. No bad debt expense was recorded during the third quarter of 2005, as the Company’s estimate of the collectibility of accounts receivable did not change during the quarter.
     Research, development and other technology expenses of $1,950,000 for the third quarter of 2005 represent an increase of 26 percent from $1,551,000 in the third quarter of 2004. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs of $140,000 due primarily to the hiring of 4 additional engineering and clinical studies employees.

•	Increased legal fees and other outside services of approximately $115,000 related to the application for patents and annual maintenance of our patent portfolio, and fees associated with the preparation of project agreements.

•	Increased royalty expenses of approximately $180,000 due primarily to an additional provision of $280,000 to increase the reserve for the estimated settlement of a royalty dispute as discussed in Note 10 to the condensed consolidated financial statements. This was partially offset by the expiration of certain patents underlying licensed technology and decreased royalty rates for certain other existing license agreements.

•	Decreased clinical study costs of approximately $47,000.
     Interest income increased 102 percent in the third quarter of 2005 to $113,000 due to higher yields on the Company’s interest-bearing securities, which consist primarily of cash equivalents, and U.S. Treasury and agency notes. The higher yields are consistent with the overall change in the interest rate environment between the third quarter of 2004 and the third quarter of 2005.
     For the three months ended September 30, 2005, we recorded a provision for income tax expense of $117,000, or 19% of income before income tax expense, compared to income tax expense of $21,000, or 4% of income before income tax expense, for the same period of the prior year. The increase in our effective tax rate is due primarily to the partial recognition of a deferred tax asset at the end of 2004. Subsequent to recording that asset, we are providing the full amount of income tax expense against current earnings. No further tax benefit has been recognized related to decreases in the valuation allowance against our deferred tax assets during 2005, however, we will continue to assess the realization of the deferred tax asset on a quarterly basis. Income tax expense for the third quarter of 2004 represented a current provision for state taxes.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     During the third quarter of 2005, we evaluated our transfer pricing policy with our Netherlands subsidiary. As a result of this evaluation, changes to the transfer prices charged to the subsidiary were made which had the effect of eliminating losses incurred by the subsidiary which generated no tax benefit. This had the further effect of reducing our estimated effective year-to-date tax rate from 59% of pretax income at June 30, 2005 to 41% at September 30, 2005, and the effective tax rate for the third quarter of 2005 reflects the lowering of the effective year-to-date rate.
     Net income for the three months ended September 30, 2005 was $506,000, compared with net income of $479,000 in the same quarter last year.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2005, as compared with the three months ended September 30, 2004, caused an increase in consolidated revenue of $50,000 and an increase in consolidated operating expenses of $42,000.
Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
     Revenue for the nine months ended September 30, 2005 was $30,928,000, an increase of 22 percent from revenue of $25,378,000 for the nine months ended September 30, 2004. This resulted from an increase of 26 percent in disposable products revenue, an increase of 23 percent in equipment revenue and a six percent increase in service and other revenue.
     A 35 percent increase in atherectomy revenue combined with a 17 percent increase in lead removal products revenue resulted in the increase in disposable products revenue. The increase in disposable product revenue was almost entirely due to unit volume increases.
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
     We believe that our lead removal business continues to benefit from the expansion of patients eligible for implantable cardioverter defibrillators (ICD), a device that regulates heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. We continue to believe that these favorable market dynamics will contribute to lead removal revenue growth for the remainder of 2005; however, there can be no assurances that this will occur.
     Equipment revenue of $3,094,000 during the nine months ended September 30, 2005 increased 23 percent from $2,507,000 for the prior year period. For the nine months ended September 30, 2005, our installed base of excimer laser systems increased by 47 to 464 excimer laser systems (351 in the United States) compared with 21 net placements during the nine months ended September 30, 2004.
     Laser sales revenue, which is included in laser equipment revenue, increased 25% to $1,874,000 for the first nine months of 2005 from $1,501,000 for the same period in 2004. The increase was due to

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
increased average sale prices for the units sold and occurred primarily outside the U.S. Rental revenue increased 21% from $1,006,000 for the nine month period ended September 30, 2004 to $1,220,000 for the nine month period ended September 30, 2005, which was mainly due to an increase in systems placed under our various rental programs, including our cap-free program introduced in the second quarter of 2005.
     Service and other revenue of $4,153,000 during the nine months ended September 30, 2005 increased 6% from $3,914,000 for the nine months ended September 30, 2004, due to the increased number of laser unit placements.
     Gross margin increased to 76 percent during the nine months ended September 30, 2005, from 75 percent for the nine months ended September 30, 2004. This increase was mainly due to manufacturing efficiencies realized as a result of the higher volume of catheters produced and sold.
     Operating expenses increased 24 percent in the nine months ended September 30, 2005 to $22,362,000, compared with $18,044,000 for the nine months ended September 30, 2004.
     Selling, general and administrative expenses increased 21 percent to $17,394,000 for the nine months ended September 30, 2005 from $14,146,000 for the nine months ended September 30, 2004. This increase is primarily due to:
•	Marketing and selling expenses increased approximately $2,640,000 compared with last year as a result of the following:
•	Approximately $485,000 relates to personnel-related expenses associated with an increase of 10 additional employees in our field sales and training organization this year and $819,000 relates to higher commissions as a result of increased revenue compared with the prior year period.

•	Approximately $507,000 relates to additional physician training costs incurred primarily in peer-to-peer clinical training sessions combined with increased convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions.

•	Approximately $124,000 relates to increased depreciation costs associated with a higher number of evaluation systems in place during the first nine months of 2005 as compared with the same period in 2004. Refer to the “Liquidity and Capital Resources” section of this report for a further discussion of these programs.

•	Approximately $464,000 relates to increased costs of our foreign operations. Of this amount, $350,000 relates to costs associated with the hiring of an additional employee for the European sales organization and for the payment of additional commissions on increased sales for the nine month period ended September 30, 2005 as compared to the same period in 2004. An additional increase of approximately $115,000 is due to increased costs associated with convention attendance and other marketing-related materials.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
•	Approximately $185,000 related to commissions paid to our independent distributor for increased sales made in the Far East.
•	An increase of $607,000 in general and administrative expenses from last year is due primarily to the following:
•	Increased legal fees of approximately $325,000, primarily due to the legal proceeding associated with the Rentrop and Edwards’ lawsuits. Legal matters are discussed within Part II, Item 1 — Legal Proceedings within this report.

•	Increased personnel-related costs of approximately $54,000 associated with increased staffing.

•	Increased audit and other fees totaling approximately $173,000, primarily due to an increase in the amounts spent during early 2005 relating to the completion of Sarbanes-Oxley compliance for 2004.
     Research, development and other technology expenses of $4,968,000 for the nine months ended September 30, 2005 increased 27 percent from $3,898,000 for the nine months ended September 30, 2004. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to the following:
•	Increased personnel-related costs of $315,000 due to the hiring of 4 additional engineering employees, and an additional $100,000 of internal labor allocations related to R&D testing.

•	Increased legal fees and other outside services of approximately $170,000 related mainly for the application and maintenance of patents and the fees associated with the preparation of project and other agreements.

•	Increased materials and other costs of approximately $105,000 due to increased research and development activities during the first nine months of 2005 as compared to the same period in the prior year.

•	Increased royalty expenses of approximately $33,000 due primarily to an additional provision of $280,000 to increase the reserve for the estimated settlement of a royalty dispute as discussed in Note 10 to the condensed consolidated financial statements. This was partially offset by the expiration of certain patents underlying licensed technology and decreased royalty rates for certain other existing license agreements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
     Interest income for the nine months ended September 30, 2005 was $290,000, compared with $152,000 last year. The increase in interest income in 2005 is mainly due to higher yields on our interest-bearing securities, which consist primarily of cash equivalents, and U.S. Treasury and agency notes.
     For the nine months ended September 30, 2005, we recorded a provision for income tax expense of $575,000, or 41% of income before income tax expense, compared to income tax expense of $63,000, or 7% of income before income tax expense, for the same period of the prior year. The increase in our effective tax rate is due primarily to the partial recognition of a deferred tax asset at the end of 2004. Subsequent to recording that asset, we are providing the full amount of income tax expense against current earnings. No further tax benefit has been recognized related to decreases in the valuation allowance against our deferred tax assets during 2005, however, we will continue to assess the realization of the deferred tax asset on a quarterly basis. For the nine months ended September 30, 2004, prior to the recognition of the deferred tax asset, we recorded only a current provision of $63,000 for state taxes.
     Net income for the nine months ended September 30, 2005, was $823,000, compared with net income of $1,015,000 for the same period in 2004.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004, caused an increase in consolidated revenue of $111,000 and an increase in consolidated operating expenses of $79,000.
Liquidity and Capital Resources
     Cash, cash equivalents, and current and long-term investments in marketable securities as of September 30, 2005 were $16,800,000, a decrease of $610,000 from $17,410,000 at December 31, 2004. The primary reason for the decrease is due to the $1,350,000 purchase of the building and land in March 2005 that houses our manufacturing facilities. In addition, $275,000 was paid to a licensor in February 2005 for back royalties associated with an amendment to the license agreement with the licensor. The payment of the back royalties is discussed in Part II, Item 1 — Legal Proceedings within this report.
     Cash used by operating activities of $795,000 for the nine months ended September 30, 2005 consisted primarily of the following:
•	Increased inventories of $1,680,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	Increase in equipment held for rental or loan of $1,914,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs.

•	Increase in accounts receivable of approximately $960,000 due to increased sales.
     The above uses of cash by operating activities were offset by the following sources for the nine months ended September 30, 2005:
•	Net income of $823,000 for the nine months ended September 30, 2005, plus non-cash expenses of $1,849,000, which consist of depreciation and amortization of $1,267,000, the fair value of options granted for consulting services of $10,000, and the recognition of deferred taxes of $572,000.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
•	An increase in accounts payable and accrued liabilities of $988,000, mainly due to increased European commission accruals as a result of higher revenues, as well as increased trade accounts payable as a result of increased purchasing activity.
     The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the third quarter. Inventory turns are calculated by dividing annualized cost of sales for the third quarter by ending inventory.

	September 30, 2005	December 31, 2004
Days Sales Outstanding	59	61
Inventory Turns	3.1	4.9
     The reduction in inventory turns is primarily due to the increase in inventory as of September 30, 2005 that was necessitated in order to meet the increased demand for our laser systems.
     For the nine months ended September 30, 2005, cash used in investing activities was $264,000, primarily due to the net proceeds of $1,904,000 from the sale of investment securities partially offset by the purchase of the building and land that houses our manufacturing facilities for $1,350,000 and other capital expenditures of $818,000, primarily for additional manufacturing equipment and lease hold improvements.
     Cash provided by financing activities for the nine month period ended September 30, 2005 was $2,489,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At September 30, 2005, there was no debt or capital lease obligations.
     At September 30, 2005, and December 31, 2004, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $8,445,000 and $7,064,000 was recorded as equipment held for rental or loan at September 30, 2005 and December 31, 2004, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or manufactured. The net book value of this equipment was $4,619,000 and $3,681,000 at September 30, 2005 and December 31, 2004, respectively.
     We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of sales based upon a three- to five-year expected life of the unit. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3000-$5000 per month under this program. As of September 30, 2005, 56 laser units were in place under the rental programs.

(2)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition(cont’d)
recognize the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three- to five-year expected life of the unit. Costs to maintain the equipment are expensed as incurred. As of September 30, 2005, 15 laser units were in place under the Cap-free program.
(3)	Evaluation programs — We “loan” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of September 30, 2005, 90 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. During the nine months ended September 30, 2005 and 2004, five customers and seven customers, respectively, elected to purchase their evaluation laser systems, which accounted for a total of $392,000 and $723,000 of equipment revenue, respectively.
     We believe our liquidity and capital resources as of September 30, 2005 are sufficient to meet our operating and capital requirements through at least the next 12 months. In the event we need additional financing for the operation of our business, we will consider additional public or private financing. Factors influencing the availability of additional financing include our progress in our current clinical trials, investor perception of our prospects and the general condition of the financial markets. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed or that, if available, this financing will be obtained on terms favorable to our shareholders or us.
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
     Public companies are required to adopt Statement 123R as of the beginning of the first interim period that begins after December 15, 2005 (extended from the previous date of September 15, 2005). The provisions of Statement 123R will affect our accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. Our accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. We expect to adopt Statement 123R on a prospective basis, and our financial statements for periods that begin after December 15, 2005 will include pro forma information as though the standard had been adopted for all periods presented.
     While we have not yet fully quantified the impact of adopting Statement 123R, we believe that such adoption could have a significant impact on our operating income and net earnings in the future. For the three months and nine months ended September 30, 2005, pro forma compensation expense, net of tax, related to equity instruments was $363,000 and $693,000, respectively. Pro forma compensation expense, net of tax, related to equity instruments was $123,000 and $410,000, respectively, for the three and nine months ended September 30, 2004. These amounts were disclosed, but not recorded, in the financial statements for the three and nine months ended September 30, 2005 and 2004.
RISK FACTORS
     We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in September 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At September 30, 2005, we had accumulated $72.6 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications will result in significant expenses for the foreseeable future. In addition, we expect the adoption of Statement 123R for periods that begin after December 15, 2005 will result in significant compensation expense in future periods. Although we have demonstrated profitability for 13 consecutive quarters, no assurance can be given that we will be able to maintain profitability in the future.
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
     Manufacturers of atherectomy or thrombectomy devices include Boston Scientific, Guidant, Possis Medical, Inc., Fox Hollow Technologies and Intraluminal Therapeutics.
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
     We Are Exposed to the Problems That Come From Having International Operations. For the three and nine months ended September 30, 2005, our revenue from international operations represented 14 and 15 percent, respectively, of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products in these and other countries. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan has taken longer than anticipated due to the complexity of this process. As we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenues or increased operating expenses.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of September 30, 2005, the unrealized loss on our investment securities was approximately $91,000.
     As of September 30, 2005, we had cash and cash equivalents of $5.3 million, and current and long-term investment securities of $11.5 million. Overall average duration to maturity for all cash and investment securities is less than one year with 74% of the portfolio under one year and the remaining 26% between one and two years. At September 30, 2005, the investment securities consisted of government or government agency securities.
     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended September 30, 2005, and 2004, approximately $2,000 and $40,000, respectively, of increased revenue and $3,000 and $37,000, respectively, of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. For the nine months ended September 30, 2005, and 2004, approximately $115,000 and $147,000, respectively, of increased revenue and $83,000 and $150,000, respectively, of increased operating expenses were the result of these exchange rate fluctuations. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended September 30, 2005 and 2004 was a decrease in net income of $30,000 in 2005 and an increase in 2004 of $3,000. The net exchange rate impact for the nine months ended September 30, 2005 and 2004 the effect on net income was $42,000 and ($3,000), respectively.

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
     The discovery phase of this case is complete. In September 2005, Dr. Rentrop and Spectranetics agreed to mediation hearings which are expected to take place in the first quarter of 2006. There is no assurance that the parties will resolve the dispute during the mediation process. If no resolution is achieved in the case, it will go back to the federal district court in New York.
     On September 24, 2004, the Court of Appeal of Amsterdam rejected an appeal made by Spectranetics International, B.V. (Spectranetics BV), on a judgment awarded to Cardiomedica S.p.A. (Cardiomedica), an Italian company, by the District Court of Amsterdam. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. The Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately $1,500,000, which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $250,000 for the three-year period, and such amount is included in accrued liabilities at September 30, 2005. We intend to vigorously defend the calculation of lost profits.
     Spectranetics has a disagreement with Edwards LifeSciences regarding the level of past royalty payments since inception of a license agreement that was executed in October 2000. The disagreement over past royalty payments centers on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believe that these are beyond the scope of the license agreement. In August 2004, the licensor commenced arbitration proceedings as provided for under the license agreement, and the arbitrator ruled in July 2005 that royalties were due on certain service-based revenue. In September 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000, bringing the total accrued loss provision to approximately $2,454,000 associated with the resolution of this matter as of September 30, 2005, which represents management’s best estimate of costs to resolve the matter.
     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.
Items 2-5. Not applicable

Item 6. Exhibits

10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.1(b)	Section 1350 Certification
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)
November 9, 2005	/s/ John G. Schulte
John G. Schulte
President and Chief Executive Officer

November 9, 2005	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.1(b)	Section 1350 Certification