Form 10-K
period 2005-12-31
SPECTRANETICS CORP
filed 2006-03-16
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2005

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
Common Stock, $.001 par value
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes ☐         No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐         No ☑
      The aggregate market value of the voting stock of the Registrant, as of June 30, 2005 computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was $174,844,767. As of March 10, 2006, there were outstanding 26,412,925 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2006, are incorporated by reference into Part III as specified herein.

PART I
      The information set forth in this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

•	Market acceptance of excimer laser atherectomy technology;

•	Increased pressure on expense levels resulting from expanded sales, marketing, product development and clinical activities;

•	Dependence on new product development and new applications for excimer laser technology;

•	Uncertain success of our strategic direction;

•	Technological changes resulting in product obsolescence;

•	Intellectual property claims of third parties;

•	Adverse state or federal legislation and regulation;

•	Product defects;

•	Price volatility due to the initiation or cessation of coverage, or changes in ratings, by securities analysts;

•	Ability to manufacture sufficient volumes to fulfill customer demand;

•	Availability of vendor-sourced component products at reasonable prices; and

•	The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 1A — “Risk Factors.”
      We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

ITEM 1.	Business
General
      We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet energy in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary and peripheral vascular system. It is also used to remove lead wires from patients with implanted pacemakers or defibrillators, which are electronic devices that regulate the heartbeat. On April 29, 2004, we obtained 510(k) marketing clearance from the Food and Drug Administration (FDA) for a laser-based treatment of total occlusions (blockages) in the legs not crossable with a guidewire. Some of the patients with total occlusions in the leg suffer from critical limb ischemia (CLI), a debilitating condition that begins with resting leg pain and can lead to tissue loss or amputation as a result of a lack of blood flow to the legs. Following this clearance we launched our CliRpath® product line for the treatment of peripheral vascular disease, in sizes ranging from .9 millimeters to 2.5 millimeters in diameter.

      Although 86% of our revenue was derived in the United States for the year ended December 31, 2005, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. During 2003, we appointed a new distributor, DVx Japan, who is assisting us in pursuing reimbursement from Japanese regulatory authorities, although there are no assurances that reimbursement approval will be received. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained, and there are no assurances that our revenue in Japan will in fact increase if reimbursement approval is received.
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
Technology
      Excimer laser ablation removes plaque, thrombotic materials, or calcium by delivering relatively cool excimer laser energy to a blockage or lesion. It is a contact laser in that it only ablates what is 50 microns (the width of a human hair) ahead of the laser tip. The laser beam is delivered through fibers within a catheter and it breaks down the molecular bonds of plaque or tissue in a process known as photoablation, without significant thermal damage to surrounding tissue. The laser ablation of the material reduces the particles to about the size of a red blood cell, which is easily absorbed into the blood stream. This helps reduce the risk of a potential complication known as distal embolization, which is caused by particles dislodged during an angioplasty or atheretectomy procedure that create a blockage elsewhere in the vascular system.
      Laser ablation involves the insertion of a laser catheter or sheath into an artery or vein through a small incision. It is used with conventional angioplasty tools, such as guidewires and sheaths. When the tip of the catheter or sheath has been placed at the site of the blockage or lesion, the physician activates the laser beam to ablate the blockage.

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

      Additional catheter sizes and improved models to treat the six original indications have been approved by the FDA over the ensuing years. On October 15, 2001, we received FDA approval for the use of the Spectranetics excimer laser and related catheters for a seventh coronary indication — for use within restenosed stents prior to brachytherapy (radiation therapy). In April 2004, we received 510(k) clearance to market certain of our products for the treatment of total blockages in the legs that are not crossable with a guidewire. In all of these complex atherectomy indications, we offer an adjunct to traditional balloon angioplasty, stents and atherectomy (rotational cutters and burrs) devices. We believe the use of the laser adjunctively with other tranditional percutaneous treatments provides superior clinical outcomes in complex lesions that are not well-suited to stand-alone balloon angioplasty or stenting. Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, laser atherectomy dissolves the blockage.
      The CVX-300 excimer laser unit was initially approved by the FDA for lead removal procedures on December 9, 1997, with several additional approvals following in later years as we expanded our lead removal product line.
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
      On September 28, 2001, in conjunction with our Japanese distributor, we received regulatory approval from the Japanese Ministry of Health and Welfare (MHW) to market our laser and various sizes of our Extreme®, Vitesse® E and Vitesse® C coronary catheters in Japan. We have submitted our application for reimbursement approval for these products in Japan from MHW. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained. We are working with our current distributor, DVx Japan, to secure reimbursement approval in Japan, and there are no assurances that our revenue in Japan will in fact increase if reimbursement approval is received. In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products.
      We believe that the CVX-300 system provides the following benefits:

•	Dissolves underlying tissue and ablates all tissue types. The process of photoablation dissolves the tissue causing the blockage as opposed to merely compressing it against the arterial wall, as with balloon angioplasty. We believe that the process of photoablation helps to reduce the incidence of distal embolization, whereby particles are dislodged from the lesion being treated, causing a blockage elsewhere in the vascular system. Further, our excimer laser technology ablates all types of blockages found in the vascular system — thrombus (blood clot), plaque, and calcium.

•	Reduced procedure time. Patient outcome audits, which compare excimer laser procedures to rotational atherectomy, reveal the excimer laser method shortens procedure times and reduces radiation exposure to the patient from fluoroscopic imaging used during the procedure. In August 2005, we received approval of the 2.5 Turbo catheter, which is a larger diameter catheter (2.5 millimeters) that is targeted at the treatment of the popliteal and distal superficial femoral arteries. This catheter adds features such as “continuous on” lasing, which is different than the 10 seconds on and 5 seconds off cycle for our coronary catheters, 80 hertz capability which enhances laser ablation efficiency, and a lubricious, hydrophilic coating, which assists with the navigation of the device. These enhancements were aimed at further reducing procedure time in peripheral procedures and we expect to extend these features to the rest of our CliRpath product line during the first half of 2006.

•	Ease of use. During a laser procedure, it may be necessary to adjust laser energy output. The CVX-300 laser unit is computer-controlled, which allows the physician to change energy levels without interrupting the treatment to remove the catheter from the patient for recalibration. This feature also enables the physician to begin the procedure with the minimum level of energy that might be required and, if necessary, to easily adjust the energy level upward during the procedure.

Product Applications

Excimer Laser Atherectomy
      Coronary Excimer Laser Atherectomy. Percutaneous coronary intervention, or PCI, is a minimally invasive medical procedure used to treat coronary artery disease, or atherosclerosis, and is performed by interventional cardiologists and radiologists. In the more complex cases, we offer an adjunct to traditional balloon angioplasty and stenting or the need for coronary bypass surgery. Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, laser atherectomy dissolves the material. We believe the use of laser technology makes the treatment of complex lesions much less complicated.
      Peripheral Laser Atherectomy. According to the American Heart Association, as many as 8 to 12 million people in the United States suffer from peripheral arterial disease. For the patients with peripheral vascular disease that are symptomatic, symptoms range from claudication, or pain while walking, to critical limb ischemia (CLI). Patients with CLI have severe circulatory disease resulting in resting leg pain, non-healing ulcers of the foot or lower leg, or gangrenous areas that are likely candidates for amputation. Frequently, these patients also suffer from coronary artery disease, hypertension and diabetes. Laser therapy is being used as an alternative treatment to bypass surgery, amputation, percutaneous transluminal angioplasty, or mechanical atherectomy.
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
      Laser catheters are designed to provide several advantages over other atherectomy devices. These catheters, which we produce in sizes ranging from 0.9 to 2.5 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic tubing. Fibers are coupled to the laser using a patented intelligent connector, which requires no adjustments by the physician. This connector provides information about the device being used to the CVX-300 laser unit computer, which controls the calibration cycle and energy output. The catheter’s combination of trackability, flexibility and ablation characteristics enables the physician to access difficult-to-treat lesions. Our line of disposable catheters includes the following:

•	Extreme® Laser Catheter. In October 1993, the FDA approved the Extreme® laser concentric catheter, which was our first high-performance coronary laser catheter. It is an over-the-wire (OTW) catheter with good flexibility and an active ablation area covering a high percentage of the catheter tip. Other catheter features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easy access. The Extreme® laser catheter is available in 0.9, 1.4, 1.7, 2.0, 2.2 and 2.5 millimeter tip diameters. Spectranetics has received the CE Mark of approval for use of its Extreme atherectomy line of catheters in Europe, and has received approval from the MHW to market the 1.4, 1.7 and 2.0 millimeter size Extreme catheters in Japan (but has not yet received reimbursement approval in Japan). This product line is marketed under the CLiRpath® brand name and was approved for marketing within the peripheral vascular system as a result of our FDA 510(k) clearance obtained in April 2004.

•	Vitesse® E Laser Catheter. The Vitesse® E eccentric rapid-exchange (Rx) laser catheter is our first directional coronary laser catheter. The 1.7 millimeter diameter catheter was approved by the FDA in July 1995, and the 2.0 millimeter catheter was approved by the FDA in September 1997. Spectranetics received the CE Mark of approval for use of these atherectomy catheters in Europe in March 1997 and MHW approval for use in Japan in September 2001, but we are still awaiting Japanese reimbursement approval. This catheter utilizes an eccentric (or one-sided) fiber array at the tip that can be rotated by the operator to create a larger channel through the blockage. This product line is labeled for use within the coronary vascular system.

•	Vitesse® Cos Catheter. The Vitesse® Cos concentric laser catheter, which succeeded the Vitesse® C catheter, was approved by the FDA in January 2000. Like its predecessor, this is a rapid-exchange (Rx) catheter, which incorporates a “monorail design” that can be threaded onto and exchanged over a guidewire more conveniently than over-the-wire models. It is also compatible with a wide range of guidewires. The fibers in the Vitesse® Cos are “optimally spaced” and laboratory tests have demonstrated that it produces greater debulking, or plaque removal, compared with its predecessor catheter. The Vitesse® Cos laser catheter is available in 1.4, 1.7 and 2.0 millimeter tip diameters. In Europe, we received the CE Mark of approval for this laser catheter in December 1998. This product line is labeled for use within the coronary vascular system.

•	POINT 9tm Millimeter Catheter. The POINT 9tm concentric catheter comes in both the Extreme (OTW) and Vitesse (Rx) models. The Vitesse model received CE Mark and FDA approvals in July and August 2000, respectively. The Extreme model received CE Mark approval in Europe in August 1999 and FDA approval in the United States in July 2000. The POINT 9 millimeter catheters are our smallest diameter atherectomy catheters and are designed for use in vessels as small as 1.5 millimeters in diameter, as well as larger vessels with total occlusions passable by a guidewire or where angioplasty balloon failures have occurred. On June 13, 2001, Spectranetics received FDA approval to market the POINT 9 X-80 catheter, which has the ability to use higher laser parameters to penetrate lesions where balloon failures have occurred and other difficult-to-treat lesions crossable by a guidewire. The Extreme version of this product line is labeled for use within the coronary and peripheral vascular system. The Vitesse version of this product line is used within the coronary vascular system.

•	Spectranetics Support Cathetertm. In November 1999, we received clearance from the FDA to market the Spectranetics Support Catheter in the .014 and .018 inch models. A larger .035 inch model was approved by the FDA in September 2002. This is a non-laser-based accessory product designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. It also facilitates exchange of standard guidewires without losing access to the blockage. We also received the CE Mark of approval in March 1999 to market the .014 and .018 inch support catheter in Europe; and the .035 inch model received the CE Mark of approval in July 2002. In February 2004, we received FDA clearance to market the Quick-Crosstm support catheter, which is the second generation of the Spectranetics Support Catheter. These products are used in both the coronary and peripheral vascular system.

•	2.5 Turbo Catheter. In August 2005, we received 510(k) clearance from the FDA to market the 2.5 Turbo catheter, which incorporates additional laser fibers at the tip for improved ablation, 80 hertz capability designed to enhance laser ablation efficiency a lubricious hydrophilic coating to assist with navigation of the device, and can be used in “continuous on” mode, which is different from the 10 seconds on and 4 seconds off cycle for our coronary catheters. The catheter is used within blockages at the knee and the distal portion of the superficial femoral artery above the knee.

•	CliRpath Turbo. In October 2005 we received FDA clearance to incorporate 80 hertz capability, “continuous on” lasing and lubricous coating into our entire CliRpath product line (CliRpath Turbo) we expect to phase in the launch of the CliRpath Turbo product line during the first six months of 2006.

      Clinical Trials. Initial FDA approval for use of the excimer laser for coronary applications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty Study, which evaluated a registry of laser usage in blocked coronary arteries in 2,432 patients with a mean age of 63 years. Clinical success (i.e., reduction in the size of the lesion to less than 50 percent of the diameter of the artery without heart attack, death, or the need for emergency bypass surgery during hospitalization) was achieved in 89% of these patients. Of note, there was no difference in success rate or complications for long lesions, total occlusions crossable with a guidewire, saphenous vein grafts and aorto-ostial lesions, suggesting that complex lesions could be safely and effectively treated with excimer laser coronary atherectomy.

      FDA clearance for use of our CVX-300 laser for the treatment of chronic total occlusions in the leg that are not crossable with a guidewire was based on the Laser Angioplasty to treat Critical Limb Ischemia (LACI) trial, which deals with multi-vessel peripheral vascular disease in patients presenting with critical limb ischemia (CLI). The LACI trial enrolled 145 patients at 15 domestic and several European sites. The primary endpoint of Phase 2 was limb salvage (i.e., freedom from major amputation) for a 6-month follow-up period. Data from the trial indicated a 93% success rate as compared with 87% in the historical control group of 789 patients treated with a variety of standard therapies, including bypass surgery. There were no statistical differences in serious adverse events between the LACI group and the historical control group. Although the clinical trial endpoints were achieved, the advisory panel recommended non-approval in October 2003, citing concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment, since it was used adjunctively with balloons and stents. The FDA, which generally follows the advisory panel’s recommendation, issued a non-approval letter following the panel meeting. Based on input at the advisory panel meeting and subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed a 95% limb salvage rate (i.e., no major amputations) among surviving patients six months after the procedure. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial but followed the LACI trial protocol. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. 510(k) clearance was received from the FDA on April 29, 2004.
      The Peripheral Excimer Laser Angioplasty (PELA) trial enrolled 250 patients in a randomized trial comparing excimer laser treatment followed with balloon angioplasty to balloon angioplasty alone. The trial was designed to test the safety and efficacy of treating total occlusions (blockages) of at least 10 centimeters in length within the superficial femoral artery (SFA). The trial was designed to determine if the laser group was superior to the balloon only group. The clinical results showed equivalence in most study endpoints, including the primary endpoint, which was primary patency (the degree in which the artery is open) as measured by a less than 50% diameter stenosis (blockage) at one year by ultrasound with no reintervention. The largest catheters used in the trial were 2.5mm in diameter as compared to vessel sizes treated in excess of 6.0 mm in diameter. We believe that the low catheter diameter in relation to vessel diameter adversely affected results and we are now evaluating product development opportunities for larger catheter diameters.

Cardiac Lead Removal Systems
      Background. Pacemakers and implantable eardoverter defibrillators, or ICDs, are electronic devices that regulate the heartbeat. The current standard of care is to simply cap the replaced lead and leave it in the body, except for those leads that fracture, become infected, or are a risk for perforating the wall of the heart. Our goal is to change the standard of care through the education of physicians as to the complications and associated costs of leaving the replaced leads in the body.
      Competitive methods available to remove implanted leads include open-chest surgery and transvenous removal with plastic sheaths, each of which has significant drawbacks. For example, open-chest surgery is costly and traumatic to the patient. The plastic sheath method sometimes results in damage to the cardiovascular system, which may require surgery, and may cause the lead to disassemble during the removal procedure.
      Recent clinical research conducted by several large pacing companies, including Guidant, Medtronic and St. Jude, has shown that patients suffering from congestive heart failure as well as patients who have had prior heart attacks may have reduced mortality risk as a result of the implant of an ICD. Since there are more leads attached to an ICD than a pacemaker and since they are typically larger in diameter, there is often a space problem in the subclavian vein when ICD’s are implanted in patients that already have a pacemaker. Additionally, the potential for electrical “crosstalk” between the new and old leads is enhanced in this situation. As a result, the old leads are more likely to be removed in these situations.

      We have initiated research aimed at identifying the complication rates associated with leads that are simply capped and left behind in the body. The goal of this research is to demonstrate that complication rates associated with capped leads are not insignificant, which may modify the standard of care to increase the number of pacemaker and defibrillator leads removed each year, although there are no assurance we will be successful in modifying the current standard of care.
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
      Lead Locking Device (LLDtm). In October 1999, we received clearance from the FDA to market the LLD under a 510(k) application. We also received the CE Mark of approval for this product in Europe in March 1999. The LLD product complements our current SLS product line and, since it is not laser-based, can also be used in connection with the mechanical removal of pacemaker or defibrillator leads. The LLD is a mechanical device that assists in the removal of faulty leads by providing traction to the leads, which are typically wire spirals. The LLD is inserted into the center opening (i.e., lumen) of the lead and then a braid surrounding the LLD expands to fill and grip the entire length of the lead’s inner circumference, in effect converting a spiral into a solid “pipe,” which can more easily be extracted. We believe that other devices on the market, which merely grip the lead at the far end, provide less stability and frequently release their grip on the lead. In March 2005, we received 510(k) clearance from the FDA for the LLD E, a next generation device that facilitates easier deployment in cardiac leads placed within tortuous anatomy in the coronary vascular system. It is also more easily visualized under angiography, which is a benefit to the physicians using the device.
      Clinical Trials. The Pacemaker Lead Extraction with the Exciser Sheath (PLEXES) clinical trial was completed in October 1996 and demonstrated the SLS increased the complete lead removal success rate to 94 percent from 65 percent with mechanical lead removal techniques. This was a randomized trial that enrolled more than 750 patients. A more recent study completed in 1999 and published in December 2000 reported that using both the SLS and LLD increased the success rate to 98 percent.

Restenosed Stents
      Stents are thin, steel, slotted tubes or coils that are implanted through a percutaneous procedure to support the walls of coronary arteries. Over time, stents can restenose, or become clogged with thrombus (blood clot), plaque or calcium. In October 2001, we received approval from the FDA to market our coronary atherectomy products to pretreat in-stent restenosis prior to brachytherapy (radiation therapy). In November 2001 we concluded enrollment in our Laser Angioplasty in Restenosed Stents (LARS) trial, which was conducted to study the use of our laser catheters in debulking stents, with or without brachytherapy. However, several recent clinical trials have concluded that the use of drug-eluting stents, which are coated with various types of drugs designed to inhibit restenosis, may reduce restenosis to rates less than 10% for certain lesions. As a result, we expect the annual number of restenosed stent procedures to decline, and we no longer intend to pursue the broader in-stent restenosis label (with or without brachytherapy) in the United States. We have received CE Mark approval to market our excimer laser atherectomy catheters throughout Europe for the treatment of restenosed stainless steel coronary stents, with or without brachytherapy.

Current Clinical Trials
      We are in the early stages of scientific research for a laser-based treatment of acute myocardial infarction (AMI), or heart attack, as well as peripheral vascular disease. We are currently sponsoring ongoing clinical trials as described below:
      Peripheral vascular disease. We have recently initiated three feasibility clinical trials using our laser technology in below the knee lesions, acute limb ischemia, and the measurement of the lumen size created by our recently launched 2.5 Turbo catheter. We plan to complete these feasibility projects in 2006 and, depending on the clinical data, may initiate larger clinical trials. Further, we are seeking FDA approval to begin a pivotal trial for the treatment of larger diameter vessels within the legs. If and when we receive FDA approval, which we anticipate during the first half of 2006, we intend to initiate a patient registry between 100 and 150 patients, at multiple centers in the United States and Europe. However, there are no assurances that FDA approval will be received by this date or at all. The objective of the trial is to demonstrate atherectomy, or the removal of tissue, in the larger diameter superficial femoral artery. Clinical data from the registry, if favorable, is to be used to seek FDA 510(k) clearance for the device.
      AMI, or heart attack. We are currently conducting a prospective registry at up to 20 sites in the U.S. and Europe that has enrolled 80 patients. The Extended FAMILI trial is a feasibility trial that will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and the reduction in infarct size for a subset of patients. The trial includes 30-day and 6-month clinical follow-up. Enrollment in the trial was completed during the first half of 2005. We expect to complete the six-month follow up and data analysis in 2006. After completion of the data analysis, a decision will be made to whether pursue a pivotal, randomized trial that may take two to three years to complete.
      Chronic occlusions. We intend to initiate a pivotal trial in 2006 evaluating use of our Superwire product for the treatment of chronic occlusions in the heart. The Superwire is designed to cross occlusions that are not crossable by standard guidewires, a market estimated at 50,000 procedures per year.
Strategic Alliances
      In 2004, we entered into a series of agreements with ELANA BV, a private company based in The Netherlands, which provides for us to supply laser systems and to develop and supply catheters to ELANA BV pursuant to their design requirements. A cross-licensing arrangement of selected intellectual property rights of Spectranetics and ELANA BV is also a part of the agreements. The products subject to these agreements are marketed by ELANA BV for use in bypass surgery, focused on neurovascular applications.
      ELANA (Excimer Laser-Assisted Non-occlusive Anastomosis) is the only known surgical technique that enables surgeons to create a bypass without occluding the recipient vessel, ensuring continued blood supply during an operation. To make the anastomosis (connection for the bypass graft), a platinum implant is attached onto the outside wall of the recipient vessel. The end of the bypass graft is stitched to the wall of the recipient vessel, using the implant as a guide. A specialized laser catheter is inserted through the bypass graft to the wall of the recipient vessel. Laser ablation is used to create a hole in the artery wall and the laser catheter removes the disc, enabling blood flow to the recipient vessel. Revenue derived from the agreement was $100,000 or less for the years ended December 31, 2005 and 2004.
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

      Providing customers with answers about the cost of acquisition, use of the laser and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the United States and internationally, we believe that we will be positioned to capitalize not only on the core competency of excimer laser technology in coronary and peripheral atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system.

Domestic Operations
      As of March 2006, we estimate there are about 1,200 interventional cardiac catheterization laboratories in hospitals in the United States. We believe that approximately half of these cardiac catheterization laboratories perform a sufficient volume and complexity of procedures that would justify their acquisition of our excimer laser technology. Our United States sales efforts focus on the major cardiac catheterization labs, including teaching institutions, which we believe perform the majority of interventional procedures. Our United States sales and marketing team consists of marketing managers, district sales managers, clinical sales representatives, and clinical specialists.
      As of December 31, 2005 we had 55 field sales employees consisting of 7 district sales managers, 33 sales representatives with revenue quotas and 15 clinical specialists. The 55 field sales employees compares with 36 as of December 31, 2004. Our plans for 2006 include the continued expansion of the field sales organization. The roles of each member of the sales team are outlined below:
      District Sales Managers are responsible for the overall management of a district, including sales of lasers and disposable products. They are directly responsible for the performance of the sales representatives in their district.
      Sales Representatives’ primary function is to assist in training our customers and establishing relationship with physicians for the purpose of expanding their use of our laser devices within the accounts in their territory. Those sales representatives who generate sufficient revenue within their territory have a clinical specialist supporting them in achieving their revenue objectives.
      Clinical Specialists support the sales representatives by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the catheter laboratory.
      Our field team also includes 15 service engineers who are responsible for installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis.
      We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth, and have increased our sales and marketing capabilities over the last few years through the addition of personnel to our marketing and sales team. Since the use of excimer laser technology is highly specialized, our marketing managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We currently have five marketing managers, which include product managers and associate product managers who are responsible for global marketing activities for a given market segment, i.e., coronary artery disease therapy, cardiac lead removal systems and peripheral vascular disease therapy.

International Operations
      In 1993, we began marketing and selling our products in Europe and the surrounding areas through Spectranetics International, B.V., a wholly-owned subsidiary, as well as through distributors.
      During 2005, we primarily utilized distributors throughout Europe and the Middle East with the exception of France, The Netherlands and Belgium, where we utilize a direct sales force. In 2005,

Spectranetics International, B.V., revenues totaled $4,408,000, or 10 percent of our revenue compared with $3,288,000, or 9 percent of our revenue in 2004. On January 1, 2006, we commenced the marketing of products directly to our German customers through our European sales and clinical organization, following the expiration of the agreement with our German distributor on December 31, 2005.
      In addition to the operations of Spectranetics International, B.V., we conduct international business in Japan and other selected countries in the Pacific Rim through distributors. In 2005, revenues from these foreign operations totaled $1,476,000, or 3 percent of our revenue compared with $614,000 or 2% of our revenue in 2004. Foreign sales may be subject to certain risks, including export/import licenses, tariffs, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date.
Patents and Proprietary Rights
      We hold 39 issued United States patents and have rights to seven additional United States patents under license agreements; five issued patents in each of France, Germany, Italy and Japan; and four issued patents in the Netherlands. Also, we have 13 United States patent applications pending and five foreign patent applications pending. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, system patents that include the use of the laser and our catheters together, and specific design features of our catheters. Certain of the coupler patents and system patents expire in 2010 and we are currently exploring new technology and design changes that may extend the patent protection for the coupler and system patents, however, there can be no assurance we will be successful in doing so. Any patents for which we have applied may not be granted. Our patents may not be sufficiently broad to protect our technology or to provide us with any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We could be adversely affected if any of our licensors terminates our licenses to use patented technology.
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
      We are party to several non-exclusive license agreements pursuant to which we license patents covering basic areas of laser technology and pay a royalty. We also pay a royalty under exclusive license agreements for patents covering laser-assisted lead removal and certain aspects of excimer laser technology in our products. In addition, we acquired an exclusive license for a proprietary catheter coating under which we pay a royalty.
      Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are and have in the past been a party to legal proceedings involving our intellectual property and may be a party to future proceedings. See “Item 3. Legal Proceedings.”

Government Regulation
Overview of Medical Device Regulation
      Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we will perform:

•	product development;

•	product testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion; and

•	product sales and distribution.
      To be commercially distributed in the U.S., medical devices must receive either 510(k) clearance or PMA approval prior to marketing from the FDA pursuant to the FDCA. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in Class III requiring PMA approval.
      510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer.
      After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.
      PMA Approval Pathway. A product not eligible for 510(k) clearance must follow the PMA approval pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer.
      A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.
      Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may last longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.
      If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in material adverse enforcement action, including the loss or withdrawal of the approval.
      Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
      Clinical Trials. A clinical trial is almost always required to support a PMA application and is sometimes required for a premarket notification. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.
      All clinical studies of investigational devices must be conducted in compliance with FDA’s requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an Investigational Device Exemption, or IDE, application prior to initiation of investigational use. An IDE application must supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A nonsignificant risk device does not require FDA approval of an IDE. Both significant risk and nonsignificant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers where the device will be used.
      During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The IDE requirements apply to all investigational devices, whether considered significant or nonsignificant risk. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.
      Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.
      Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA).
      The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.
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

Product and Procedure	FDA	CE Mark	MHW

CVX-300®	2/93	9/96	9/01
Coronary Atherectomy
Extreme®	10/93	12/96	9/01
Vitesse® C	10/93	12/96	9/01
Vitesse® E	7/95	3/97	9/01
Vitesse® COS	1/00	12/28
POINT 9tm Extreme	7/00	8/99
POINT 9tm Vitesse	8/00	7/00
POINT 9tm X-80	6/01	7/00
Restenosed stents prior to brachytherapy	10/01	1/98
Support Catheter (.014 and .018 inch)	11/99	3/99
Support Catheter (.035 inch)	9/02	7/02
Quick Crosstm Support Catheters	2/04	2/04
Pacing Lead and ICD Lead Extraction
SLS 12 Fr	12/97	2/97
SLS 14 Fr	9/98	7/97
SLS 16 Fr	9/98	7/97
SLS 16 Fr, improved	2/02	10/01
SLS 12/14 Fr, improved	5/02	10/02
LLD	10/99	3/99
LLD E	3/05	1/05
Peripheral Atherectomy	4/04	11/96
2.5 Turbo	8/05	1/05
CLiRpath Turbo (80 hertz “continuous on” lasing)	10/05	9/05
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
      We cannot assure that the FDA will approve our current or future pre-market approval applications or supplements or 510(k) applications on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenues.
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
      We estimate that the substantial majority of coronary interventions involve the placement of a stent. The leading stent providers in the United States are SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Cordis Corporation (a subsidiary of Johnson & Johnson Interventional Systems), Guidant Corporation, Medtronic, Inc. and JOMED N.V. The leading balloon angioplasty manufacturers are SCIMED, Cordis, Guidant and Medtronic. Manufacturers of atherectomy or thrombectomy devices include SCIMED, Guidant, Possis Medical, Inc. and Fox Hollow Technologies, Inc. Pathway Medical and Cardiovascular Systems are currently seeking FDA approval to market their mechanical atherectomy devices.
      We believe that primary competitive factors in the interventional cardiovascular market include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	the impact of managed care practices, related reimbursement to the healthcare provider, and procedure costs;

•	ease of use;

•	size and effectiveness of sales forces; and

•	research and development capabilities.

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
      Our team of research scientists, engineers and technicians performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $4,896,000 in 2005, $3,798,000 in 2004, and $2,713,000 in 2003. We expect these costs to increase in 2006 as we advance clinical research focused on peripheral vascular disease and AMI, or heart attack, combined with increased product development activities.
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
      At present, we believe that many of our customers using the CVX-300 for laser atherectomy are obtaining reimbursement for inpatient hospital services under an atherectomy code. We believe that lead removal procedures using the SLS are typically reimbursed using the same inpatient hospital codes for non-laser lead removal or lead removal and replacement. Hospital outpatient codes and physician services codes differentiate atherectomy procedures from PCI procedures utilizing only balloons or only balloons and stents.
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
Employees
      As of December 31, 2005, we had 208 full time employees, including 22 in research and development and clinical and regulatory affairs, 73 in manufacturing and quality assurance, 103 in marketing, sales, field service and administration in the United States and 10 in marketing, sales and administration in Europe. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.	Risk Factors
      Increases in our Stock Price are Largely Dependent on our Ability to Grow Revenues. Revenue growth from current levels depends largely on our ability to successfully penetrate the peripheral atherectomy market with our CliRpath product line that was introduced in 2004 and that is targeted at total occlusions (blockages) in the legs. The success of this launch will require increased re-order rates from existing customers and adoption by new customers. Beyond the initial CliRpath product line launch, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the peripheral market. Additional clinical data and new products to treat coronary artery disease will likely be necessary to grow revenue within the coronary market.
      We Have a History of Losses and May Not Be Able to Maintain Profitability. We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At December 31, 2005, we had accumulated $72.4 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future. In addition, we expect the adoption of Statement 123R effective January 1, 2006 will result in significant compensation expense in future periods. Although we demonstrated profitability over the last four years and are focused on maintaining profitability, no assurance can be given that we will be able to maintain profitability in the future.
      Regulatory Compliance Is Expensive and Approvals Can Often Be Denied or Significantly Delayed. The industry in which we compete is subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA approval process for the use of excimer laser technology in clearing blocked arteries in the leg took longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements.
      Failures in Clinical Trials May Hurt Our Business and Our Stock Price. All of Spectranetics’ potential products are subject to extensive regulation and will require approval from the FDA and other regulatory agencies prior to commercial sale. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. Companies in the medical device industry have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials, after apparently promising results had been obtained in earlier trials.
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
      Our Small Sales and Marketing Team May Be Unable To Compete With Our Larger Competitors or To Reach Potential Customers. Although we are expanding our sales and marketing organizations, many of our competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our team in making sales. Additionally, our field sales organization consists primarily of individuals with extensive clinical experience within hospital catheterization labs; however, their sales experience is limited. We are providing sales training and, as we add new field sales employees, will attempt to recruit candidates with more sales experience. However, there are no assurances that our sales training and recruiting will improve productivity within our field sales organization. Further, there may be more turnover within the field sales organization relative to past history as a result of our transition towards a higher level of sales skills.
      Our Products May Not Achieve Market Acceptance. Excimer laser technology is generally used adjunctively with more established therapies such as balloon angioplasty and stent implantation for restoring circulation to clogged or obstructed arteries. Market acceptance of the excimer laser system depends on our ability to provide incremental clinical and economic data that shows the clinical efficacy and cost effectiveness of, and patient benefits from, excimer laser atherectomy used with balloon angioplasty and stent implantation.
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
      Although balloon angioplasty and stents are used extensively in the coronary vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex procedures.
      Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts. We expect competition to intensify.

      We believe that primary competitive factors in the interventional cardiovascular market include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	the impact of managed care practices, related reimbursement to the health care provider, and procedure costs;

•	ease of use;

•	size and effectiveness of sales forces; and

•	research and development capabilities.
      Manufacturers of atherectomy or thrombectomy devices include Boston Scientific, Guidant, Possis Medical, Fox Hollow Technologies and Intraluminal Therapeutics. There are other potential competitors, such as Pathway Medical and Cardiovascular Systems, that are seeking FDA approval to market their mechanical atherectomy devices.
      The initial cost of purchasing our CVX 300 laser unit is substantial and hospitals and other healthcare providers are not reimbursed for the cost of acquiring this unit, but instead are reimbursed for individual procedures performed using the unit. Many competing products do not require an up-front investment in the form of a capital equipment purchase, lease, or rental. As a result, the initial cost of purchasing our laser unit may prevent hospitals and other healthcare providers from using our devices, which in turn would adversely affect both our revenues from the sale and rental of laser units, and more significantly, our revenue from the sale of our disposable products.
      The Initial Cost Of Purchasing Our Laser Unit Is Not Reimbursed By Third Party Payers, Which May Hurt Sales Of Both Our Laser Units And Our Disposable Products. Our laser-based procedures require that the healthcare provider use one of our CVX 300 laser units. We sell our CVX-300 laser units primarily to hospitals, which then bill third-party payers such as government programs and private insurance plans, for the services the hospitals provide to individual patients using the CVX-300 laser unit. As a result, hospitals and other healthcare providers are not reimbursed for the substantial initial cost of purchasing the laser unit. By contrast, many competing products and procedures, like balloon angioplasty do not require the purchase or lease of expensive equipment. Moreover, in some circumstances, the amount reimbursed to a hospital for procedures involving our products may not be adequate to allow them to recoup their initial investment in our laser unit. Moreover, because our catheters and other disposable products generally can be used only in conjunction with our laser unit, any limitation of the acquisition of our laser units by hospitals and other healthcare providers will adversely affect sales of our disposable products.
      The FDA Requires The Use Of Adjunctive Balloon Angioplasty In Most Coronary Procedures Performed Using Our Products, Which Increases The Cost Of Performing These Procedures. The FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser atherectomy in most of the coronary procedures we submitted to the FDA for pre-market approval. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. The requirement that our procedures be performed together with balloon angioplasty increases the aggregate cost of performing these procedures. As a result, third-party payers may attempt to deny or limit reimbursement, including if they determine that a device used in a procedure was experimental, was used for a non-approved indication, or was not used in accordance with established pay protocols regarding cost-effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not acquire our excimer laser systems.
      Technological Change May Result in Our Products Becoming Obsolete. We derive substantially all of our revenue from the sale or lease of the CVX-300 laser unit, related disposable devices and service. Technological progress or new developments in our industry could adversely affect sales of our products. Many companies, some of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of coronary artery disease and peripheral vascular disease. These include pharmaceutical approaches as well as development of new or improved angioplasty, ather-

ectomy, thrombectomy, stents or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of vascular disease.
      Our European Operations May Not Be Successful or May Not Be Able To Achieve Revenue Growth. We utilize distributors throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success. On January 1, 2006, we commenced the marketing of products directly to our German customers through our European sales and clinical organization, following the expiration of an agreement with our German distributor on December 31, 2005. There can be no assurance that our direct sales effort in Germany will be successful.
      We Are Exposed to the Problems That Come From Having International Operations. For the year ended December 31, 2005, our revenue from international operations represented 14 percent of consolidated revenue. Changes in overseas economic conditions, war, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs or other trade regulations could adversely affect our ability to market our products outside the United States. The new product approval process in foreign countries is often complex and lengthy. For example, the reimbursement approval process in Japan is taking longer than anticipated due to the complexity of this process. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenues or increased operating expenses.
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
      We May Be Unable to Meet Customer Demand Associated with Growth in Unit Volumes. We have experienced increase unit volume growth and our ability to fulfill customer demand is becoming more difficult. Although we are making what we believe are the necessary investments to increase manufacturing capacity, these investments may not be sufficient to fulfill customer demand on a timely basis
      Potential Product Liability Claims and Insufficient Insurance Coverage May Hurt Our Business and Stock Price. We are subject to risk of product liability claims. We maintain product liability insurance with coverage and aggregate maximum amounts of $5,000,000. The coverage limits of our insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future.
      Our Patents and Proprietary Rights May Be Proved Invalid, Which Would Enable Competitors To Copy Our Products; We May Infringe Other Companies’ Rights. We hold patents and licenses to use patented technology, and have patent applications pending. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, system patents that include the use of our laser and our catheters together, and specific design features of our catheters. Certain of the coupler patents and system patents expire in 2010, and we are currently exploring new technology and design changes that may extend the patent protection for the coupler and system patents, however, there can be no assurance we will be successful in doing so. Any patents we have applied for may not be granted. In addition, the patents we own and license may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. We could be adversely affected if any of our licensors terminate our licenses to use patented technology.
      Spectranetics respects the intellectual property rights of others. However, there may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by Spectranetics. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. For example, we have been made aware of a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 millimeters and are currently involved in litigation regarding this patent. See “Legal Proceedings” herein for further discussion of this litigation. We cannot guarantee that we will prevail in this litigation or that another patent holder will not file a lawsuit against us and prevail. If we decide that we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. We may not be able to develop or otherwise obtain alternative technology.
      Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products.
      Our Stock Price May Continue To Be Volatile. The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

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
      Protections Against Unsolicited Takeovers in Our Rights Plan, Charter and Bylaws May Reduce or Eliminate Our Stockholders’ Ability To Resell Their Shares at a Premium Over Market Price. We have a stockholders’ rights plan that may prevent an unsolicited change of control of Spectranetics. The rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. In addition, the issuance of preferred stock or common stock upon exercise of rights issued under this plan could dilute the voting, liquidation and other economic rights or our other stockholders and make it more difficult for a third party to acquire us. However, our stockholder rights plan by its terms will expire in May, 2006 and we do not intend to extend or renew the rights plan.
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

ITEM 1B.	Unresolved Staff Comments
Not applicable

ITEM 2.	Properties
      Our domestic operations are located in three buildings in Colorado Springs, Colorado. These facilities contain approximately 35,000 square feet of manufacturing space and approximately 22,000 square feet devoted to marketing, research and administrative activities. Two of these facilities are leased and have lease expiration dates through December 31, 2010 and March 31, 2006, respectively. We purchased for cash consideration the third facility, which was previously under lease, on March 29, 2005 for $1,350,000.
      Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe, and the lease expires June 30, 2008.
      We believe these facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3.	Legal Proceedings
      In July, 2003, Spectranetics filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which Spectranetics amended in September 2003, seeking declaratory relief that (1) Spectranetics’ products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the “’125 patent”); (2) the claims of the ’125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that Spectranetics is, through its employees, a joint owner of any invention claimed in the ’125 patent. Spectranetics also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of Spectranetics’ trade secrets; (2) breach of the parties’ Confidentiality Agreement; and (3) wrongful taking of Spectranetics’ confidential and proprietary information.
      On January 6, 2004, the United States Patent and Trademark Office issued to Dr Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the “’064 patent”). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against Spectranetics, under the ’064 patent (the “New York case”).
      On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. Spectranetics decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado.
      On March 9, 2004, Spectranetics filed its Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Spectranetics’ claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, Spectranetics provided Dr. Rentrop with confidential and proprietary information concerning certain of Spectranetics’ laser catheter technology. Spectranetics claims that rather than keeping such information confidential as required by agreement with Spectranetics, Dr. Rentrop used the information to file patent applications associated with the ’125 and ’064 patents, which incorporate and claim inventions to which Spectranetics’ personnel contributed significantly and materially, if not exclusively, thus entitling Spectranetics’ personnel to designation at least as co-inventors. Spectranetics also seeks declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and has alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete.
      In September 2005, a hearing was held by the judge in this case. After explaining that he could not guarantee a court date within the next year due to the packed legal docket in the federal district court in New York, he strongly encouraged Dr. Rentrop and Spectranetics to agree to mediation. Both parties agreed and mediation hearings occurred in February 2006, with no settlement reached, and the case will go back to the federal district court in New York.
      We have been involved in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1,300,000 Euros which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $273,000 for the three-year period, and such amount is included in accrued liabilities at December 31, 2005. We intend to vigorously defend the calculation of lost profits.
      During August 2004, one of our licensors initiated arbitration proceedings involving a disagreement over royalties paid to them since the inception of a license agreement in October 2000. The disagreement centered on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believed these are beyond the scope of the license agreement.
      Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that the Company was required to pay royalties on certain service-based revenue. In September 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000 in the third quarter of 2005. In December 2005, the arbitrator awarded the licensor $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. At December 31, 2005 we have accrued costs of $2,905,000 associated with the resolution of this matter based on the arbitrator’s awards, including the interest amount discussed above. In January 2006, we remitted a payment of $2,905,000 to the licensor, Edwards Lifesciences Corporation, which closes this matter.
      On December 31, 2005, our agreement with KRAUTH medical KG (“KRAUTH”) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit is seeking goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagree both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation. We have accrued $75,000 in our financial statements at December 31, 2005. We intend to vigorously defend our position in this matter.
      The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

ITEM 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters
      Our Common Stock is traded on the NASDAQ National Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for the Company’s Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2005 and 2004. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low

Year Ended December 31, 2005
1st Quarter	$6.35	$5.07
2nd Quarter	6.81	4.50
3rd Quarter	9.73	6.20
4th Quarter	13.38	7.55
Year Ended December 31, 2004
1st Quarter	$5.75	$4.19
2nd Quarter	6.00	4.90
3rd Quarter	7.18	4.92
4th Quarter	5.75	3.42
      We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
      The closing sales price of our Common Stock on March 10, 2006, was $10.76. On March 10, 2006, we had 640 shareholders of record.
      The following table provides information as of December 31, 2005 about equity awards under the Company’s equity compensation plans:

					Number of Securities
					Remaining Available
	Number of Securities		Weighted-Average		for Future Issuance
	to Be Issued Upon		Exercise Price of		Under Equity Compensation
	Exercise of Outstanding		Outstanding Options,		Plans (Excluding Securities
	Options, Warrants and Rights		Warrants and Rights		Reflected in Column (a)
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	3,737,911	(2)	$4.06	(2)	1,000,520	(3)
Equity compensation plans not approved by security holders(4)	100,000		4.65		—

Total	3,837,911		$4.08		1,000,520

(1)	These plans consist of: (1) The 1997 Equity Participation Plan of the Spectranetics Corporation, (the “1997 Plan”), (2) The 1991 Equity Participation Plan of the Spectranetics Corporation (the “1991 Plan”), (3) The 1995 Director Equity Participation Plan (the “1995 Director Plan”), (4) The Advanced Interventional Systems Equity Participation Plan (the “AIS Plan”) and (5) The Employee Stock Purchase Plan (the “ESPP Plan”).

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

(3)	Of these shares of Common Stock, 559,869 remain available for issuance under the 1997 plan, and 440,651 remain available for issuance under the ESPP Plan. No shares of Common Stock are available for future issuance under the 1991 Plan, the 1995 Director Plan, or the AIS Plan.

(4)	The plans consist of an option agreement between the Company and Emile Geisenheimer, dated April 17, 1996 (the “Geisenheimer Agreement”), pursuant to which an option to purchase 100,000 shares of Common Stock was granted in return for certain consulting services Mr. Geisenheimer rendered to the Company. The option granted to Mr. Geisenheimer had an exercise price of $4.65 per share which was equal to the fair market value of the Company’s Common Stock on the grant date. 50,000 shares vested on April 17, 1997 and 50,000 shares vested on April 17, 1998.

ITEM 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2005, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected balance sheet data as of December 31, 2005 and 2004, and statement of operations data for each year in the three-year period ended December 31, 2005, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2003, 2002 and 2001, and statement of operations data for the years ended December 31, 2002 and 2001, are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.
      In September 2005, we filed a Current Report on Form 8-K announcing that we had engaged Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) as our independent registered public accounting firm for the fiscal year ended December 31, 2005. As a result, our consolidated financial statements as of and for the year ended December 31, 2005 have been audited by EKS&H, and our consolidated financial statements as of and for the two years ended December 31, 2004 have been audited by KPMG LLP. In connection with the consent from KPMG to incorporate their report on our consolidated financial statements as of and for the two years ended December 31, 2004 into this Annual Report on Form 10-K, we have agreed to indemnify KPMG LLP from all legal costs and expenses it may incur in connection with its successful defense of any legal action or proceeding arising as a result of KPMG’s consent to the incorporation by reference of such report.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$43,212	$34,708	$27,869	$28,097	$27,808
Cost of revenue	10,523	8,801	7,900	8,983	8,459
Selling, general and administrative	24,149	19,347	15,261	14,586	14,277
Research, development and other technology	6,661	5,355	3,812	4,510	4,915
Proxy contest and settlement obligations	—	—	—	1,837	—
Reorganization costs and litigation reserves reversal	—	—	(32)	—	—

Operating income (loss)	1,879	1,205	928	(1,819)	157

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Interest expense related to litigation settlement	(387)	—	—	—	—
Other income, net	424	229	106	323	433

Income (loss) before income taxes	1,916	1,434	1,034	(1,496)	590
Income tax (expense) benefit	(878)	1,518	(105)	(65)	—

Net income (loss)	$1,038	$2,952	$929	$(1,561)	$590

Income (loss) from continuing operations per share:
Basic	$0.04	$0.12	$0.04	$(0.07)	$0.03
Diluted	$0.04	$0.11	$0.04	$(0.07)	$0.02
Weighted average common shares outstanding:
Basic	25,940	25,080	24,254	23,809	23,547
Diluted	28,568	27,060	25,443	23,809	24,161

	As of December 31,

	2005	2004	2003	2002	2001

	(In thousands)
BALANCE SHEET DATA:
Working capital	$15,213	$13,662	$11,966	$10,508	$3,552
Cash, cash equivalents, and investment securities	16,913	17,410	13,281	11,430	12,884
Restricted cash	—	—	1,133	1,123	—
Property, plant, & equipment, net	8,801	4,362	3,633	3,478	4,119
Total assets	38,775	33,038	26,082	23,836	25,713
Long-term liabilities	31	83	173	—	57
Shareholders’ equity	27,184	23,489	18,212	15,855	16,657

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Overview
      We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system in conjunction with our proprietary excimer laser system. Excimer laser technology delivers comparatively cool ultraviolet energy in short, controlled energy pulses to ablate or remove tissue. Our excimer laser system includes the CVX-300® laser unit and various fiber-optic delivery devices, including disposable catheters and sheaths. Our excimer laser system is the only excimer laser system approved in the United States and Europe for use in multiple, minimally invasive cardiovascular applications. Our excimer laser system is used in complex atherectomy procedures to open clogged or obstructed arteries in the coronary and peripheral vascular system. It is also used to remove lead wires from patients with implanted pacemakers or defibrillators, which are electronic devices that regulate the heartbeat. On April 29, 2004, we obtained 510(k) marketing clearance from the Food and Drug Administration (FDA) for a laser-based treatment of total occlusions (blockages) in the legs not crossable with a guidewire. Some of the patients with total occlusions in the leg suffer from critical limb ischemia (CLI), a debilitating condition that begins with resting leg pain and can lead to tissue loss or amputation as a result of a lack of blood flow to the legs. Following this clearance we launched our CliRpath® product line for the treatment of peripheral vascular disease, in sizes ranging from .9 millimeters to 2.5 millimeters in diameter.

      We are in the early stages of scientific research for a laser-based treatment of acute myocardial infarction, or heart attack, as well as peripheral vascular disease. We are currently sponsoring ongoing clinical trials as described below:

Peripheral vascular disease. We have recently initiated three feasibility clinical trials using our laser technology in below the knee lesions, acute limb ischemia, and the measurement of the lumen size created by our recently launched 2.5 Turbo catheter. We plan to complete these feasibility projects in 2006 and, depending on the clinical data, may initiate larger clinical trials. Further, we are seeking FDA approval to begin a pivotal trial for the treatment of larger diameter vessels within the legs. Following FDA approval, which we anticipate during the first half of 2006, we intend to initiate a patient registry between 100 and 150 patients, at multiple centers in the United States and Europe. However, we cannot assure you that this FDA approval will be received when anticipated or at all. The objective of the trial is to demonstrate atherectomy, or the removal of tissue, in the larger diameter superficial femoral artery. Clinical data from the registry will be used to seek FDA 510(k) clearance for the device.

AMI, or heart attack. We are currently conducting a prospective registry at up to 20 sites in the U.S. and Europe that has enrolled 80 patients. The Extended FAMILI trial is a feasibility trial that will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and the reduction in infarct size for a subset of patients. The trial includes 30-day and 6-month clinical follow-up. Enrollment in the trial was completed during the first half of 2005. We expect to complete the six-month follow up and data analysis in 2006. Based on the clinical data, we may utilize it for marketing purposes and may pursue additional clinical research in this area.

Chronic occlusions. We intend to initiate a pivotal trial in 2006 evaluating use of our Superwire product for the treatment of chronic occlusions in the heart. The Superwire is designed to cross occlusions that are not crossable by standard guidewires.
      Our business strategy is to accelerate revenue growth through increased utilization of our existing products, continued expansion in our installed base of laser systems and development of additional applications for our laser technology. We are also considering business development activities, such as distribution of complementary products, research and product development partnerships and acquisitions that support our business strategy.
      Income before income taxes was $1,916,000 for the year ended December 31, 2005, compared with $1,434,000 for the year ended December 31, 2004. The increase in pre-tax income was due primarily to an increase in revenue (primarily due to increased sales of atherectomy products), partially offset by increased operating expenses related to the overall growth of our business. Net income was $1,038,000 or $0.04 per diluted share for the year ended December 31, 2005, compared with net income of $2,952,000 or $0.11 per diluted share for the year ended December 31, 2004. Net income for the year ended December 31, 2004 included a $1,615,000 income tax benefit, which represented the release of a valuation allowance that was determined to no longer be required on specific deferred taxes.
      As of January 1, 2006, we have adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. We have adopted Statement 123R on the prospective basis as defined in the statement. Under this adoption method, we will record expense relating to employee stock-based compensation awards in the periods subsequent to adoption. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Our 2006 pretax expense for those options is expected to be between $2.0 million and $2.5 million. In addition, we expect to record stock compensation expense of between $0.5 million and $1.0 million related to new stock options granted in 2006, with the actual amount being dependent on the actual number of options granted, the market price of our stock, and other factors. While we have not yet fully quantified the impact of adopting Statement 123R, we believe that such adoption could have a significant impact on our results of operations in the future.

Revenue by Product Line

	2005	2004	2003

	(In thousands)
Laser equipment	$4,695	$3,772	$2,824
Disposable Products	33,045	25,657	21,127
Service and other revenue	5,472	5,279	3,918

Total Revenue	$43,212	$34,708	$27,869

*	Other revenue consists of sales of custom products offset by a provision for sales returns.
Financial Results by Geographical Segment

	2005	2004	2003

	(In thousands)
Revenue
United States	$38,804	$31,420	$25,023
Europe	4,408	3,288	2,846

Total Revenue	$43,212	$34,708	$27,869

	2005	2004		2003

	(In thousands)
Net income
United States	$794	$2,990		$807
Europe	244	(38)		122

Total Net Income	$1,038	$2,952	*	$929

*	Includes an income tax benefit of $1,615,000. At December 31, 2004, we recorded a net deferred tax asset of $1,615,000 which represented our best estimate of the amount of our deferred tax assets that were more likely than not to be realized through the reduction of income taxes payable in future years.
Year Ended December 31, 2005 Compared With Year Ended December 31, 2004
      Revenue during the year ended December 31, 2005 was $43,212,000, an increase of 25% compared with $34,708,000 during the year ended December 31, 2004, as a result of increased revenue in all revenue categories, but driven primarily by growth in disposable products revenue.
      Disposable products revenue was $33,045,000 for the year ended December 31, 2005, which was 29% higher than disposable products revenue of $25,657,000 during the same period in 2004. The revenue growth was primarily due to unit volume increases; however, average unit prices also increased slightly across virtually all of our disposable product categories, accounting for approximately 4% of the disposables revenue growth, primarily due to a higher mix of CliRpath catheters which carry a higher unit selling price than other products.
      We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the year ended December 31, 2005, our atherectomy revenue totaled $19,128,000 (58% of disposable products revenue) and our lead removal revenue totaled $13,917,000 (42% of our disposable products revenue). Atherectomy revenue grew 41% and was the main driver of disposable product revenue growth in 2005 compared with 2004. Atherectomy revenue includes products used in both the coronary and peripheral vascular system. Additionally, our Quick-Cross support catheters contributed to the athorectomy revenue growth, accounting for 26% of the growth.
      Lead removal revenue grew 15% during 2005 compared with 2004. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. Recent clinical studies (MADIT and ScD-Heft) have expanded the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2003 and the SCD-Heft clinical trial results were made public in February 2004. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists who treat these patients, although there can be no assurance that this will occur. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We have initiated programs to examine the costs and frequency of complications associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care.
      Laser equipment revenue in 2005 was $4,695,000 compared with $3,772,000 in 2004, which represents an increase of 24%. The increase is primarily due to higher rental revenue from laser systems placed with customers under our various rental programs. Most of the increase in our laser system placements from 2004 to 2005 related to systems placed under our Evergreen and Cap-Free rental programs, as opposed to outright sales, and we expect in 2006 that the large majority of our new laser placements will be under the Cap-Free program. We believe that laser system placements is a more relevant metric for measuring our progress within the equipment business, as it represents new customers that have elected to acquire or are considering the acquisition of a laser system, whether it be from an outright sale from inventory, or an evaluation or rental program. The laser system placement represents an opportunity to sell our higher-margin disposable products. As of December 31, 2005 our worldwide installed base of laser systems was 494 (377 in the United States) compared with 417 (311 in the United States) as of December 31, 2004. This represents new laser placements in 2005 of 77 laser systems compared to 34 new laser systems placed during 2004. The increase in laser placements in 2005 is largely driven by customer interest in our CLiRpath product line used for the treatment of peripheral vascular disease. Information as to our installed base of laser systems and new laser placements includes outright sales, rentals and lasers being evaluated during a trial period by potential purchasers.
      Service and other revenue of $5,472,000 during 2005 increased 4% from $5,279,000 for 2004. Service and other revenue is generated through the repair and maintenance services offered to our customers and is associated exclusively with our laser systems. The growth in service and other revenue is a result of an increase in our installed base.
      Gross profit increased to 76% as a percentage of revenue during the year ended December 31, 2005 as compared with 75% during the year ended December 31, 2004. The improved gross margin is primarily attributable to increased manufacturing efficiencies within laser system and catheter manufacturing as a result of increased unit volumes.
      Selling, general and administrative expenses increased 25% to $24,149,000 for the year ended December 31, 2005 as compared with $19,347,000 in 2004, due to the following:

•	Selling expenses increased $4,100,000 due to the following factors:

•	Approximately $1,200,000 relates to personnel-related expenses associated with the hiring of 19 additional employees in 2005 within our sales organization. These increased costs include salaries, recruiting and travel costs. An additional $1,490,000 of the increase relates to higher commissions expense as a result of our increased revenue compared with the prior year.

•	Additional physician training costs incurred primarily in peer-to-peer clinical training sessions combined with increased convention, meeting and education costs — primarily the result of attendance at an increasing number of tradeshows and conventions — accounted for approximately $640,000 of the increase.

•	Increased expenses associated with the operations of Spectranetics International, B.V., our wholly-owned subsidiary in the Netherlands that serves the European market represented approximately $491,000 of the increase. Of this amount, approximately $130,000 relates to costs associated with the hiring of an additional employee for the European sales organization and for the payment of additional commissions on increased sales in Europe for 2005 as compared to 2004. An additional increase of approximately $290,000 is due to increased expenses associated with convention attendance and other marketing-related activities and materials. The remaining $70,000 of the increase is associated with the strengthening Euro in relation to the U.S. dollar.

•	Approximately $200,000 of the increase relates to higher commissions paid to our independent distributor for increased sales made in Asia.

•	Additional depreciation costs of $140,000 associated with a higher number of evaluation systems in place at December 31, 2005 compared with 2004. Refer to the “Liquidity and Capital Resources” section of this report for a further discussion of these programs.

•	General and administrative expenses increased approximately $700,000 as a result of:

•	Increased legal fees of approximately $200,000, primarily due to the legal proceedings associated with the Rentrop and Edwards lawsuits. Legal matters are discussed within Part I, Item 3 — Legal Proceedings within this report.

•	Increased outside professional services fees of approximately $220,000, which included an increase in the amounts spent during early 2005 relating to the completion of Sarbanes-Oxley compliance for 2004; recruiting fees paid for additional personnel; and increased information technology costs to support growth within the Company.

•	An increase in the provision for bad debts of approximately $100,000 associated with certain slow-paying accounts.

•	Increased property and franchise taxes of approximately $75,000.
      Research, development and other technology expenses include royalty expenses, research and development expenses, and clinical study expenses. For the year ended December 31, 2005, research, development and other technology expenses rose 24% to $6,661,000 from $5,355,000 during the year ended December 31, 2004. The reasons for the increases are shown below:

•	Increased personnel-related costs of approximately $690,000 due to the hiring of additional engineering staff for the development of new products for our technology.

•	Increased legal fees of approximately $110,000 related mainly to the application and maintenance of patents and the fees associated with the preparation of project and other agreements as well as increased other outside professional services of approximately $140,000 related primarily to consulting services engaged in specific development projects.

•	Higher royalty expenses of approximately $200,000 due primarily to an additional provision of $280,000 to increase the reserve for the estimated settlement of a royalty dispute as discussed in Note 12 to the consolidated financial statements. This was partially offset by the expiration of certain patents underlying licensed technology and decreased royalty rates for certain other existing license agreements.

•	Increased materials and other supplies costs of approximately $160,000 due to increased research and development activities during 2005 as compared to 2004.
      Other income of $37,000 for the year ended December 31, 2005 decreased from other income during 2004 of $229,000 due to $387,000 of interest expense which was awarded to Edwards LifeSciences by an arbitrator’s decision in a royalty dispute case that is further discussed in Note 12 to the consolidated financial statements. This was partially offset by an increase in interest income of approximately $200,000 due primarily to an increase in our investment portfolio interest rate yields consistent with overall changes in the interest rate environment during 2005. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.
      For the year ended December 31, 2005, we recorded a provision for income taxes of $878,000, or 45% of income before income tax expense, compared to an income tax benefit of $1,518,000 for the prior year. The income tax benefit included the release of $1,615,000 related to a valuation allowance that is no longer required on specific deferred tax assets. The amount represented the value of net operating losses and future temporary deductible differences between book and taxable income that we determined were more likely than not going to be realized in the form of reduced taxable income in future years. Subsequent to recording the net deferred tax asset in 2004, in 2005 we have provided the full amount of income tax expense against current earnings. Our 2005 effective tax rate exceeds the 34% federal statutory rate due primarily to provisions for state taxes as well as non-deductible meals and entertainment expense.
      Net income for the year ended December 31, 2005 was $1,038,000, or $0.04 per diluted share, compared with $2,952,000 or $0.11 per diluted share during the year ended December 31, 2004. Net income decreased in 2005 based on the reasons discussed herein, primarily due to the change in income tax benefit (expense).
Year Ended December 31, 2004 Compared With Year Ended December 31, 2003
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
      Laser equipment revenue in 2004 was $3,772,000 compared with $2,824,000 in 2003, which represents an increase of 34%. The increase is primarily due to higher average selling prices in 2004 ($116,000 in 2004 versus $85,000 in 2003) and a slight increase in unit volumes sold (21 in 2004 versus 19 in 2003). Average selling prices may vary significantly from year to year based on geographic mix and age of the laser systems. The age of the laser system sold relates to those customers who elected to purchase a laser system that had previously been used under an evaluation or rental program. We believe that laser system placements is a more relevant metric for measuring our progress within the equipment business, as it represents new customers that have elected to acquire or are considering the acquisition of a laser system, whether it be from an outright sale from inventory, or an evaluation or rental program. The laser system placement represents an opportunity to sell our higher-margin disposable products. As of December 31, 2004 our worldwide installed base of laser systems was 417 (311 in the United States) compared with 383 (282 in the United States) as of December 31, 2003. This represents new laser placements in 2004 of 34 laser systems compared to 23 new laser systems placed during 2003. The increase in laser placements in 2004 is largely driven by customer interest in our CLiRpath product line used for the treatment of peripheral vascular disease.
      Service and other revenue of $5,187,000 during 2004 increased 31% from $3,973,000 during 2003. Service and other revenue is generated through the repair and maintenance services offered to our customers and is associated exclusively with our laser systems. The growth in service and other revenue is a result of an increase in our installed base and a higher number of customers that have elected to purchase service contracts.
      Gross profit increased to 75% as a percentage of revenue during the year ended December 31, 2004 as compared with 72% during the year ended December 31, 2003. The improved gross margin is primarily attributable to increased manufacturing efficiencies within laser system and catheter manufacturing as a result of increased unit volumes. Increased selling prices as discussed previously also contributed to the improved gross margin.
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
      Research, development and other technology expenses include royalty expenses, research and development expenses, and clinical study expenses. For the year ended December 31, 2004, research, development and other technology expenses rose 40% to $5,355,000 from $3,812,000 during the year ended December 31, 2003. The reasons for the increases are shown below:

•	Royalty expenses increased $450,000 as a result of settlement costs of $275,000 related to a dispute with one of our license holders (See the “Legal Proceedings” section of this document for a further discussion of this matter) combined with increased royalty costs as a result of higher revenues.

•	Personnel-related costs of $250,000 due to the hiring of additional engineering staff for the development of new catheter products for our technology.

•	Product development costs of $200,000.

•	Clinical study costs of $600,000 related to the advancement of clinical research focused on laser-based treatment of heart attacks, complications associated with capped pacemaker or defibrillator leads, saphenous vein grafts and peripheral vascular disease.
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
Income Taxes
      At December 31, 2005, we have net operating loss carryforwards for United States federal income tax purposes of approximately $37 million. This amount does not include approximately $19 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $19 million of net operating losses as we have determined that we will not receive any future tax benefit from this $19 million before their expiration.
      We also have tax loss carryforwards in The Netherlands, which have no expiration date, of approximately 30 million Euros ($35 million U.S. dollars) available to offset future taxable income, if any. In 2004, The Netherlands tax authorities proposed that substantially all of the tax loss carryforwards be disallowed. We are actively defending these loss carryforwards. These foreign loss carryforwards have been fully reserved with a valuation allowance. If the tax loss carryforwards are ultimately disallowed, there will be no negative impact to the financial statements.
      An alternative minimum tax credit carryforward of $360,000 is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, we have unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $36 million. This amount does not include approximately $19 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $19 million of net operating losses as we have determined that we will not receive any future tax benefit from this $19 million before their expiration.
      We also have research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2005 of approximately $580,000, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024. This amount does not include approximately $1.7 million of research and experimentation tax credit carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $1.7 million of research and experimentation tax credits as we have determined that we will not receive any future tax benefit from this $1.7 million before their expiration.

      At December 31, 2005, based upon the level of historical income and projections for future income, we have recorded a net deferred tax asset of $847,000, as we have determined it is more likely than not a portion of the deferred tax assets will be recoverable.
Liquidity and Capital Resources
      As of December 31, 2005, we had cash, cash equivalents and current and long-term investment securities of $16,913,000, a decrease of $497,000 from $17,410,000 at December 31, 2004. We consider the total of cash, cash equivalents and investment securities to be available for operating activities since the cash equivalents and investment securities can be readily converted to cash. As discussed above under “Legal Proceedings,” in January 2006 we remitted payment of $2,905,000 to a licensor in connection with an arbitration proceeding.
      Cash and cash equivalents were $6,183,000 at December 31, 2005 compared with $4,004,000 at December 31, 2004, an increase of $2,179,000. During 2005, we received $2,839,000 from the sale of common stock to employees, primarily through stock option exercises. These proceeds were generally not moved to investments, in anticipation of increased operating cash requirements related to the growth of our business. All investment securities consist of government and government agency securities. Our current and long-term investment securities portfolio totaled $10,730,000 at December 31, 2005 compared with $13,406,000 at December 31, 2004. Long-term investment securities have a maturity of more than one year but no more than two years.
      For the year ended December 31, 2005, cash used in operating activities totaled $465,000 and consisted primarily of the following:

•	An increase in equipment held for rental or loan of $3,495,000 as a result of expanding placement activity of our laser systems through evaluation, “Cap-Free”, or rental programs.

•	An increase in trade accounts receivable of $1,665,000 due to increased sales.

•	Increased inventories of $1,230,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand
      The above uses of cash by operating activities were partially offset by the following sources for the year ended December 31, 2005:

•	Net income of $1,038,000, plus non-cash expenses of $2,529,000, which consisted of depreciation and amortization of $1,748,000; deferred income taxes of $768,000 and the fair value of options granted for consulting services of $13,000.

•	An increase in accounts payable and accrued liabilities of $2,214,000 as a result of increased purchasing activity, increased payroll-related accruals and increased royalty (and related interest) accruals.
      We continue to stay focused on the management of accounts receivable as measured by days’ sales outstanding and will continue this focus in 2006 with the goal of maintaining the current level of days’ sales outstanding, although there can be no assurances this goal will be achieved. For the equipment held for rental or loan account, any increases will be based on the level of evaluation or rental (including Cap-Free) laser placements offset by sales of laser systems previously placed under evaluation or rental programs. We continue to expect the majority of our laser placement activity in 2006 to be in the form of Cap-Free units.
      For the year ended December 31, 2005, cash used by investing activities was $34,000. Capital expenditures during 2005 totaled $1,343,000; in addition, we also purchased a building used primarily for catheter manufacturing for $1,350,000 that was previously under lease. These outlays for property and equipment were offset by sales (net of purchases) of investment securities of $2,659,000. Because of budgeted manufacturing capacity expansion projects, additional research and development projects requiring capital and additional enterprise software purchases, we expect capital expenditures in 2006 to exceed $3,000,000 although the actual amount of 2006 capital expenditures may be different. The decrease in cash used by investing activities is the result of the fact that in 2004, we made purchases of investment securities (net of sales) of $11,470,000 due to increasing interest rates in 2004 and the improved interest yields available on these securities compared with cash equivalents. This was partially offset by the resolution of a legal dispute with one of our licensors that allowed us to reclassify $1,133,000 from restricted cash to operating cash.
      Net cash provided by financing activities was $2,839,000 during the year ended December 31, 2005. Financing activities consist of proceeds from sale of common stock to employees, primarily through the exercise of stock options but also as a result of stock purchases through the employee stock purchase plan.
      We believe our cash and cash equivalents will be sufficient to meet our currently budgeted operating needs for the coming twelve months. In the event we need additional funds for the operation of our business, we will consider additional sources of financing, including public or private financings. We cannot assure you that our existing cash and cash equivalents will be adequate or that additional financing will be available when needed.
      At December 31, 2005 and 2004, we had placed a number of systems on rental, “Cap-Free,” and loan programs. A total of $9,805,000 and $7,064,000 was recorded as equipment held for rental or loan at December 31, 2005 and 2004, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured.
      We currently offer three placement programs in addition to the sale of laser systems:

1. Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3,000-$5,000 rent per month under this program. As of December 31, 2005, 56 laser units were in place under the Evergreen program, all of which are in the United States.

2. Cap-Free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchase of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three-to-five-year expected life of the unit depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2005, 48 laser units were in place under the Cap-Free program.

3. Evaluation programs — We “loan” a laser system to an institution for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2005, 84 laser units were in place under the evaluation program (57 in the United States, 27 outside the United States). These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. In each of the years ended December 31, 2005 and 2004, 11 customers elected to purchase their evaluation laser systems, which accounted for a total of $1,187,000 and $1,117,000 of equipment revenue, respectively.

Contractual Obligations
      The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2010. Purchase obligations consist of purchase orders issued primarily for inventory. The future minimum payments under noncancelable operating leases and purchase obligations as of December 31, 2005 are as follows:

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating Leases	$1,593	447	676	470	—
Purchase Obligations	4,935	4,913	22	—	—

Total	$6,528	5,360	698	470	—

Conversion To The Euro
      For the year ended December 31, 2005, Spectranetics International, B.V., used the euro as its functional currency. The euro was adopted as its functional currency on January 1, 2002. The conversion to the euro did not have a material effect on our consolidated results of operations.
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
      We offer three laser system placement programs, which are described below, in addition to the sale of laser systems:

Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred.

Cap-Free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month.

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
      We adopted Emerging Issues Task Force Bulletin (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003. The primary impact of the adoption of EITF 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period. Revenue allocated to the laser element is recognized upon completion of contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and, in some cases, completion of physician training. Prior to July 1, 2003, revenue for the sale of laser equipment and the one-year warranty was recognized upon shipment of the laser. Deferred revenue associated with service to be performed during the warranty period totaled $317,000 and $302,000 as of December 31, 2005 and 2004, respectively.
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
      Royalty liability. We license certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements and is included in research, development and other technology in the accompanying financial statements. We have established liabilities for royalty payment obligations based on these calculations, which involve management estimates that require judgment. Although we believe the estimates to be reasonable based on facts in existence at the time of estimation, the estimates are subject to change based on changes in the underlying facts and assumptions used to develop these estimates. We have recorded a loss contingency of approximately $2.9 million (including $387,000 of interest expense on the amount owed) related primarily to a disagreement with one of our existing licensors, based on amounts awarded to the licensor through arbitration proceedings. The disagreement centered around the treatment of revenues attributed to training services we provide to our customers. We did not believe these revenues were within the scope of the license agreement and the licensors disagree. This dispute has been settled subsequent to December 31, 2005 and involved a payment of $2,905,000 to settle the dispute. See the “Commitments and Contingencies” footnote to our financial statements for a further discussion of these matters.
      Stock-based compensation. We account for our stock-based compensation plans for employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the market price. No compensation cost has been recognized for original stock option grants to employees in the accompanying financial statements as all options granted had an exercise price equal to or above the market value of the underlying common stock on the date of grant. Under SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123), entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by Statement 123.
      We account for nonemployee stock-based awards in accordance with Statement 123 and related interpretations.
      We calculate compensation expense for the disclosures required by Statement 123 through the use of the Black-Scholes option pricing model, which incorporates assumptions as to volatility and expected option terms, among others. Should these underlying assumptions change, the calculated compensation expense could be materially different. Compensation expense as calculated under a fair value based model has historically been material to our financial statements. For the years ended December 31, 2005, 2004 and 2003, compensation expense, net of tax, related to stock option grants to employees totaled $1,155,000, $534,000 and $1,039,000 respectively, which have been included in pro forma disclosures, but not included in determining net income (loss). As such, our statement of operations will be adversely affected in the periods subsequent to adoption of Statement 123R, which we adopted effective January 1, 2006. We have begun to record compensation expense for stock options beginning on January 1, 2006, as required by the new accounting pronouncement. See “New Accounting Pronouncements”, which follows this section, for a discussion of Statement 123R.
      Income Taxes. We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2005, we have a net deferred tax asset of $847,000.
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.
      The FASB required the provisions of Statement 123R to be adopted as of the beginning of the first interim period that began after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with this rule, we will adopt this new accounting standard effective January 1, 2006. We will adopt the new guidance using the modified prospective method. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. We have adopted Statement 123R on a prospective basis, and our financial statements for periods prior to January 1, 2006 will include pro forma information as though the standard had been adopted for all periods presented.

      While we have not yet fully quantified the impact of adopting Statement 123R, we believe that such adoption could have a significant impact on our results of operations in the future. For the years ended December 31, 2005, 2004 and 2003, pro forma compensation expense, net of tax, related to equity instruments was $1,155,000, $534,000 and $1,039,000, respectively as computed under the provisions of Statement 123. These amounts were disclosed, but not recorded, in the financial statements for the years ended December 31, 2005, 2004 and 2003.
      In November 2004, the FASB issued SFAS No. 151 (Statement 151), “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” Statement 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by Statement 151, we have adopted this new accounting standard on January 1, 2006. The adoption of Statement 151 is not expected to have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets” (Statement 153). Statement 153 amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Statement 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We will adopt this new accounting standard on January 1, 2006. The adoption of Statement 153 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.
      In June 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections” (Statement 154). Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard is effective January 1, 2006. The adoption of Statement 154 is not expected to have a material impact on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of December 31, 2005, the unrealized loss on our investment securities was $17,000.
      As of December 31, 2005, we had cash and cash equivalents of $6.2 million, and current and long-term investment securities of $10.7 million. Overall average duration to maturity for all cash and marketable securities is less than one year with 85% of the portfolio under one year and the remaining 15% between one and two years. The weighted average interest rate earned on the portfolio is 2.9%. At December 31, 2005, the marketable securities consisted of government or government agency securities.
      Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended December 31, 2005, approximately $28,000 of increased revenue and $44,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the year ended December 31, 2005 was a decrease in net income of $16,000.

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
      As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
      There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
      Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ John G.Schulte

JOHN G. SCHULTE
President and Chief Executive Officer

/s/ Guy A. Childs

GUY A. CHILDS
Vice President, Chief Financial Officer

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Shareholders
The Spectranetics Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that The Spectranetics Corporation and subsidiary (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that The Spectranetics Corporation and subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Spectranetics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Spectranetics Corporation and subsidiary as of December 31, 2005 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2005, and our report dated February 3, 2006 expressed an unqualified opinion on the consolidated financial statements.

/s/ Ehrhardt Keefe Steiner & Hottman PC
February 10, 2006
Denver, Colorado

ITEM 9B.     Other Information
      None
PART III
ITEM 10.     Directors and Executive Officers of the Registrant
      The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
      Audit Committee Financial Expert. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
      Identification of the Audit Committee. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
      Section 16(a) Beneficial Ownership. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
      Code of Ethics. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
ITEM 11.     Executive Compensation
      The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
ITEM 13.     Certain Relationships and Related Transactions
      The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
ITEM 14.     Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2006 Annual Meeting of Shareholders.
      In connection with the consent from KPMG to include their report on our consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 included in this Annual Report on Form 10-K, which is incorporated by reference into our registration statements on Forms S-8 and S-3, we have agreed to indemnify KPMG LLP from all legal costs and expenses it may incur in connection with its successful defense of any legal action or proceeding arising as a result of KPMG’s consent to the incorporation by reference in this Annual Report on Form 10-K of such report.

PART IV
ITEM 15.     Exhibits and Financial Statement Schedules
      (a) Documents Filed as a Part of The Report

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements at page F-1 of this Form 10-K.

(2) Financial Statement Schedule

Not applicable.

(3) Exhibits

See Exhibit Index on page 46.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 16th day of March, 2006.

THE SPECTRANETICS CORPORATION

By:	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ John G. Schulte John G. Schulte	President and Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2006

/s/ Guy A. Childs Guy A. Childs	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ David G. Blackburn David G. Blackburn	Director	March 16, 2006

/s/ Emile J. Geisenheimer Emile J. Geisenheimer	Director and Chairman of the Board of Directors	March 16, 2006

Cornelius C. Bond, Jr.	Director	March 16, 2006

/s/ R. John Fletcher R. John Fletcher	Director	March 16, 2006

/s/ Joseph M. Ruggio, M.D. Joseph M. Ruggio, M.D.	Director	March 16, 2006

/s/ Martin T. Hart Martin T. Hart	Director	March 16, 2006

/s/ Craig M. Walker, M.D. Craig M. Walker, M.D.	Director	March 16, 2006

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Spectranetics Corporation:
      We have audited the accompanying consolidated balance sheet of The Spectranetics Corporation and subsidiary (collectively, the Company) as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 10, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Ehrhardt Keefe Steiner & Hottman PC
February 3, 2006
Denver, Colorado

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Spectranetics Corporation:
      We have audited the accompanying consolidated balance sheet of The Spectranetics Corporation and subsidiary (collectively, the Company) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.
      As discussed in note 1(j) to the consolidated financial statements, on July 1, 2003 the Company adopted Emerging Issues Task Force Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables.

/s/ KMPG LLP
March 30, 2005
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,183	$4,004
Investment securities available for sale	8,754	9,963
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $435 and $239, respectively	8,141	6,456
Inventories, net	2,967	1,782
Deferred income taxes, net	65	88
Prepaid expenses and other current assets	663	835

Total current assets	26,773	23,128

Property and equipment, at cost:
Land	270	—
Building and improvements	1,106	—
Manufacturing equipment and computers	6,944	6,283
Leasehold improvements	666	1,014
Equipment held for rental or loan	9,805	7,064
Furniture and fixtures	179	184

	18,970	14,545
Less accumulated depreciation and amortization	(10,169)	(10,183)

Net property and equipment	8,801	4,362
Goodwill, net	308	308
Other intangible assets, net	52	124
Long-term deferred income taxes, net	782	1,527
Other assets	83	146
Long-term investment securities available for sale	1,976	3,443

Total assets	$38,775	$33,038

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,284	$871
Accrued liabilities	8,388	6,628
Deferred revenue	1,888	1,967

Total current liabilities	11,560	9,466
Accrued liabilities, net of current portion	15	27
Deferred revenue, net of current portion	16	56

Total liabilities	11,591	9,549

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 26,250,924 shares in 2005 and 25,377,939 shares in 2004	26	25
Additional paid-in capital	99,674	96,823
Accumulated other comprehensive income (loss)	(145)	50
Accumulated deficit	(72,371)	(73,409)

Total shareholders’ equity	27,184	23,489

Total liabilities and shareholders’ equity	$38,775	$33,038

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(In thousands, except share and per share
	amounts)
Revenue	$43,212	$34,708	$27,869
Cost of revenue	10,523	8,801	7,900

Gross profit	32,689	25,907	19,969
Operating expenses:
Selling, general, and administrative	24,149	19,347	15,261
Research, development, and other technology	6,661	5,355	3,812
Reorganization costs and litigation reserves reversal	—	—	(32)

Total operating expenses	30,810	24,702	19,041

Operating income	1,879	1,205	928

Other income (expense):
Interest income	432	238	104
Interest expense related to litigation settlement	(387)	—	—
Other, net	(8)	(9)	2

	37	229	106

Income before income taxes	1,916	1,434	1,034
Income tax (expense) benefit	(878)	1,518	(105)

Net income	1,038	2,952	929
Other comprehensive income (loss)	(195)	45	277

Comprehensive income	$843	$2,997	$1,206

Earnings per share:
Net income per share, basic	$0.04	$0.12	$0.04

Net income per share, diluted	$0.04	$0.11	$0.04

Weighted average shares outstanding:
Basic	25,940,200	25,080,097	24,254,449
Diluted	28,568,033	27,060,001	25,443,464
See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2005, 2004, and 2003

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total
			Paid-In	Income	Accumulated	Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity

	(In thousands, except share amounts)
Balances at January 1, 2003	23,877,744	$24	$93,393	$(272)	$(77,290)	$15,855
Exercise of stock options	423,057	—	747	—	—	747
Shares purchased under employee stock purchase plan	151,690	—	295	—	—	295
Options granted for consulting services	—	—	109	—	—	109
Unrealized gain on investment securities	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	149	—	149
Net income	—	—	—	—	929	929

Balances at December 31, 2003	24,452,491	24	94,544	5	(76,361)	18,212
Exercise of stock options	765,723	1	1,796	—	—	1,797
Shares purchased under employee stock purchase plan	159,725	—	446	—	—	446
Options granted for consulting services	—	—	37	—	—	37
Unrealized loss on investment securities	—	—	—	(64)	—	(64)
Foreign currency translation adjustment	—	—	—	109	—	109
Net income	—	—	—	—	2,952	2,952

Balances at December 31, 2004	25,377,939	25	96,823	50	(73,409)	23,489
Exercise of stock options	796,958	1	2,484	—	—	2,485
Shares purchased under employee stock purchase plan	76,027	—	354	—	—	354
Options granted for consulting services	—	—	13	—	—	13
Unrealized loss on investment securities	—	—	—	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	(178)	—	(178)
Net income	—	—	—	—	1,038	1,038

Balances at December 31, 2005	26,250,924	$26	$99,674	$(145)	$(72,371)	$27,184

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$1,038	$2,952	$929
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	1,748	1,534	1,556
Fair value of options granted for consulting services	13	37	109
Deferred income taxes	768	(1,615)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(1,665)	(1,624)	(550)
Inventories	(1,230)	157	279
Equipment held for rental or loan, net	(3,495)	(1,646)	(1,019)
Prepaid expenses and other current assets	149	(227)	(20)
Other assets	68	128	26
Accounts payable and accrued liabilities	2,214	1,249	(885)
Deferred revenue	(73)	231	547

Net cash provided (used) by operating activities	(465)	1,176	972

Cash flows from investing activities:
Sales of investment securities	10,006	19,624	11,985
Purchases of investment securities	(7,347)	(31,094)	(5,194)
Capital expenditures	(1,343)	(439)	(369)
Purchase of land and building	(1,350)	—	—
Purchase of intangible assets	—	(25)	—
Net change in restricted cash	—	1,133	(10)

Net cash provided (used) by investing activities	(34)	(10,801)	6,412

Cash flows from financing activities:
Proceeds from sale of common stock to employees	2,839	2,243	1,042
Principal payments on long-term debt and capital leases obligations	—	—	(87)

Net cash provided by financing activities	2,839	2,243	955
Effect of exchange rate changes on cash	(161)	105	175

Net increase (decrease) in cash and cash equivalents	2,179	(7,277)	8,514
Cash and cash equivalents at beginning of year	4,004	11,281	2,767

Cash and cash equivalents at end of year	$6,183	$4,004	$11,281

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—	$17
Cash paid during the year for income taxes	69	158	111
See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $3,703,000 and $1,875,000 at December 31, 2005 and 2004, respectively, consist primarily of money market accounts, commercial paper, and repurchase agreements stated at cost, which approximates fair value.

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
      Investment securities at December 31, 2005 and 2004, are classified as available-for-sale for purposes of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly are carried at fair value. The difference between cost and fair value is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). At December 31, 2005 and 2004, the unrealized loss totaled $82,000 and $65,000, respectively. The Company’s investment securities are comprised of U.S. Treasury and agency notes and have contractual maturities that range from six months to two years at December 31, 2005.

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

(i)	Financial Instruments
      At December 31, 2005 and 2004, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.

(j)	Revenue Recognition
      Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company’s field service engineers are responsible for installation of each laser. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue from warranty service and service contracts is initially recorded as deferred revenue and recognized on a straight-line basis over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.
      The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
      Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three-to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2005, 56 laser units were in place under the Evergreen program.
      Cap-free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded with cost of revenue based upon a three-to-five year expected life of the unit depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2005, 48 laser units were in place under the Cap-Free program.
      Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2005, 84 laser units were in place under the evaluation program.
      The Company adopted Emerging Issues Task Force Bulletin (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003. The primary impact of the adoption of EITF No. 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and in some cases completion of physician training. Prior to July 1, 2003, revenue for the sale of laser equipment and the one-year warranty was recognized upon shipment of the laser. Deferred revenue associated with service to be performed during the warranty period totaled $317,000 and $302,000 as of December 31, 2005 and 2004, respectively.

(k)	Warranties
      The Company generally provides a one-year warranty on the sale of its excimer laser and the parts and labor during the warranty period are provided by the Company’s field service engineers. Prior to July 1, 2003, the Company recorded estimated warranty expense as cost of revenue at the time of the sale based on historical experience. As warranty costs were incurred, they were charged against the warranty liability. As a result of the adoption of EITF 00-21, service costs incurred for warranty periods beginning after July 1, 2003 are recorded as expense in the period incurred as noted above.

(l)	Royalty Liability
      The Company licenses certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements. The Company has established reserves for royalty payment obligations based on these calculations, which involve management estimates that require judgment.

(m)	Stock-Based Compensation
      The Company accounts for its stock-based compensation plans for employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No compensation cost has been recognized for stock option grants to employees in the accompanying financial statements as all options granted had an exercise price equal to or above the market value of the underlying common stock on the date of grant. Under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123 (Statement 148), entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period. Alternatively, Statement 123, as amended, also allows entities to continue to apply the provisions of APB 25 and provide pro forma earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in Statement 123, as amended, had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosures required by Statement 123, as amended.
      The Company accounts for nonemployee stock-based awards in accordance with SFAS No. 123 and related interpretations.
      The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation.

	Year Ended December 31

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net income, as reported	$1,038	$2,952	$929
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,155)	(534)	(1,039)

Pro forma net income (loss)	$(117)	2,418	(110)

Earnings (loss) per share:
Basic — as reported	$0.04	$0.12	$0.04
Basic — pro forma	—	0.10	—
Diluted — as reported	0.04	0.11	0.04
Diluted — pro forma	—	0.09	—
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“Statement 123(R)”), which amends Statement 123 and SFAS 95 “Statement of Cash Flows”. Statement 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of Statement 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective for the Company as of January 1, 2006. The Company has adopted Statement 123(R) on the prospective basis as defined in the statement. Under this adoption method, the Company will record expense relating to employee stock-based compensation awards in the periods subsequent to adoption. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on the current options outstanding, the Company’s 2006 pretax expense for those options is expected to be between $2.0 million and $2.5 million. In addition, the Company expects to record stock compensation expense of between $0.5 million and $1.0 million related to new stock options granted in 2006, with the actual amount being dependent on the actual number of options granted, the market price of our stock, and other factors.

(n)	Research and Development
      Research and development costs are expensed as incurred and totaled $3,443,000, $2,295,000, and $1,791,000, for the years ended December 31, 2005, 2004, and 2003, respectively. The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration and other foreign governing bodies to market new applications for its technology. Costs associated with these clinical trials totaled $1,453,000, $1,503,000, and $922,000, during the years ended December 31, 2005, 2004, and 2003, respectively.

(o)	Foreign Currency Translation
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
      The Company expenses advertising costs as incurred. Advertising costs of $164,000, $101,000, and $80,000 were expensed in 2005, 2004, and 2003, respectively.

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

(r)	Reclassification
      Certain amounts from the prior consolidated financial statements have been reclassified to conform with the 2005 presentation.

(2)     Investment Securities
      Investment securities consist of the following at December 31:

	2005	2004

	(In thousands)
Short-term investments:
U.S. Treasury and agency notes	$8,754	$9,963

Long-term investments:
U.S. Treasury and agency notes with maturities> 1 year	$1,976	$3,443

      The Company classifies investment securities with maturities of one year or less as short-term and maturities of greater than one year as long-term.
      Unrealized loss at December 31, 2005 and 2004, respectively, was $82,000 and $65,000. For the years ended December 31, 2005 and 2004, the amount of unrealized loss included in other comprehensive income was $17,000 and $64,000, respectively. For the year ended December 31, 2003, an unrealized gain of $128,000 was included in other comprehensive income. Realized gains and losses are determined using the specific identification method. There were no significant realized gains or losses during 2005, 2004, or 2003.
(3)     Inventories
      Inventories consist of the following as of December 31:

	2005	2004

	(In thousands)
Raw materials	$709	$411
Work in process	1,314	351
Finished goods	1,098	1,049
Less reserve for obsolescence and variance	(154)	(29)

	$2,967	$1,782

(4)     Goodwill and Other Intangible Assets

Intangible Assets
      Acquired intangible assets as of December 31 are as follows:

	2005	2004

	(In thousands)
Patents and other assets	$3,808	$3,808
Less accumulated amortization	(3,756)	(3,684)

	$52	$124

      Aggregate amortization expense for amortizing intangible assets was $72,000, $118,000 and $244,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for the next five years is $27,000 in 2006, and $1,000 in 2007, 2008, 2009, and 2010.

Goodwill
      During 2001, the Company entered into a series of purchase and license agreements with Fogazzi, an Italian medical device manufacturer. The Company acquired certain assets from Fogazzi and has granted a license to Fogazzi for the manufacture of certain laser catheters used to treat blockages in the leg. Goodwill of $340,000 was recorded, and $32,000 of amortization expense was recognized during the year ended December 31, 2001. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other

Intangible Assets, which was adopted January 1, 2002, no amortization expense has been recorded for the years ended December 31, 2005 and 2004. At December 31, 2005 and 2004, the balance of goodwill was $308,000.
      The Company evaluates goodwill and other intangible assets for impairment in accordance with the provisions of Statement 142. The Company has not recognized an impairment loss as a result of such analyses.

(5)	Accrued Liabilities
      Accrued liabilities consist of the following as of December 31:

	2005	2004

	(In thousands)
Accrued payroll and employee related expenses	$2,845	$2,480
Accrued royalty expense	2,818	2,210
Accrued interest expense	391	—
Employee stock purchase plan liability	229	158
Accrued clinical study expense	213	197
Accrued legal expenses	55	102
Accrued warranty expense	39	54
Other accrued expenses	1,798	1,427

	$8,388	$6,628

(6)	Stock-Based Compensation and Employee Benefit Plans
      At December 31, 2005 and 2004, the Company had two stock-based compensation plans which are described below.

(a)	Stock Option Plan
      The Company maintains a stock option plan which provides for the grant of incentive stock options, nonqualified stock options, and stock appreciation rights. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through December 31, 2005 generally vest over one to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. Otherwise, the options will cliff vest nine years and six months following the option grant date. During 2005, these market value triggers were met. At December 31, 2005, there were 559,869 shares available for future issuance under these plans.

      The following is a summary of option activity during the three-year period ended December 31, 2005:

		Weighted
	Shares Under	Average
	Option	Exercise Price

Options outstanding at January 1, 2003	4,938,901	$3.06
Granted	1,270,000	2.83
Exercised	(423,057)	1.77
Canceled	(1,004,970)	3.78

Options outstanding at December 31, 2003	4,780,874	2.95
Granted	528,170	5.08
Exercised	(766,412)	2.35
Canceled	(184,203)	3.17

Options outstanding at December 31, 2004	4,358,429	3.30
Granted	601,000	7.94
Exercised	(796,177)	3.12
Canceled	(325,341)	3.99

Options outstanding at December 31, 2005	3,837,911	4.08

      At December 31, 2005, the weighted average remaining contractual life of outstanding options was 5.96 years, and 2,685,137 options were exercisable at a weighted average exercise price of $3.21 per share.
      The per-share weighted average fair value of stock options granted during 2005, 2004, and 2003, was $7.40, $4.23, and $2.39 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk free interest rate	4.2%	3.5%	3.0%
Expected life	5.0	5.5	5.2
Expected volatility	159.2%	116.4%	106.4%
Expected dividend yield	—%	—%	—%

	Outstanding and Exercisable by Price Range as of December 31, 2005

	Number	Weighted		Number
	Outstanding	Average		Exercisable
	as of	Remaining	Weighted	as of	Weighted
	December 31,	Contractual Life	Average	December 31,	Average
Range of Exercise Prices	2005	(Years)	Exercise Price	2005	Exercise Price

$1.12 - $1.63	342,313	5.52	$1.60	334,813	$1.60
$1.72 - $2.47	271,912	5.62	2.31	263,162	2.32
$2.55 - $2.61	85,000	6.34	2.59	85,000	2.59
$2.63	700,687	7.15	2.63	481,936	2.63
$2.66 - $3.05	540,049	5.00	2.98	453,017	2.96
$3.06 - $3.80	440,399	4.46	3.44	383,361	3.44
$3.81 - $4.88	417,781	4.36	4.51	411,029	4.51
$4.94 - $5.62	494,252	6.61	5.16	249,989	5.11
$5.62 - $9.34	441,018	8.91	7.48	30,830	7.28
$9.41 - $12.01	104,500	9.94	11.47	—	—
	3,837,911			2,693,137

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
      During 2003 and 2002, the Company granted 25,000 options each year to nonemployees for consulting services. The total fair value of the options is being amortized to expense on a straight-line basis over the vesting period. The expense recognized was $13,000, $26,000, and $108,000 during the years ended December 31, 2005, 2004, and 2003, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations and other comprehensive income (loss). There are 6,250 unvested options at December 31, 2005.

(b)	Stock Purchase Plan
      In September 1992, the Company adopted an employee stock purchase plan which provides for the sale of up to 850,000 shares of common stock. In June 2004, the plan was amended to increase the number of authorized shares by 500,000 to 1,350,000. The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. Shares issued under the plan totaled 84,017, 159,725, and 151,690 in 2005, 2004, and 2003, respectively.
      The weighted average fair value of the employees’ purchase rights granted in 2005, 2004, and 2003 that was included in the accompanying pro forma stock-based compensation disclosure was $4.88, $1.42, and $1.83, respectively, per right, which was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003

Risk free interest rate	3.5%	1.6%	0.9%
Expected life	6 months	6 months	6 months
Expected volatility	196.9%	56.9%	166.9%
Expected dividend yield	—%	—%	—%

(c)	401(k) Plan
      The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued contributions of $169,000, $135,000, and $126,000 to the plan in 2005, 2004, and 2003, respectively, based on a match of 25% of the first 4% of each employee’s contribution and an additional Company discretionary match.

(7)	Net Income Per Share
      The Company calculates net income per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Under SFAS No. 128, basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares that were outstanding during the period using the treasury stock method. Potentially dilutive common shares which have been excluded from the computation of diluted income per share as of December 31, 2005, 2004, and 2003 were 619,322, 688,180, and 1,355,317 because their effect would have been antidilutive.

	2005	2004	2003

	(In thousands)
Net income	$1,038	$2,952	$929
Common shares outstanding:
Historical common shares outstanding at beginning of year	25,378	24,452	23,878
Weighted average common shares issued	562	628	376

Weighted average common shares outstanding — basic	25,940	25,080	24,254
Effect of dilution from stock options	2,628	1,980	1,189

Weighted average common shares outstanding — diluted	28,568	27,060	25,443

	2005	2004	2003

Net income per share, basic	$0.04	$0.12	$0.04
Net income per share, diluted	0.04	0.11	0.04

(8)	Leases
      The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2010. All assets held under capital leases were fully depreciated at December 31, 2005 and 2004.
      The future minimum payments under noncancelable operating leases as of December 31, 2005, are as follows:

Operating
Leases

(In thousands)
Years ending December 31:
2006	$447
2007	378
2008	298
2009	248
2010	222

Total minimum lease payments	$1,593

      Rent expense under operating leases totaled approximately $508,000, $591,000, and $538,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

(9)	Income Taxes
      The sources of income before income taxes are as follows (in thousands):

	2005	2004	2003

United States	$1,953	$2,139	$912
Foreign	(37)	(705)	122

Income before income taxes	$1,916	$1,434	$1,034

      Income tax expense (benefit) attributable to income before income taxes consists of the following (in thousands):

	2005	2004	2003

Current:
Federal	$38	$45	$20
State	72	52	85
Foreign	—	—	—

	110	97	105

Deferred:
Federal	683	(1,430)	—
State	85	(185)	—
Foreign	—	—	—

	768	(1,615)	—

Income tax expense (benefit)	$878	$(1,518)	$105

      Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	2005	2004	2003

Computed expected tax expense (benefit)	$652	$488	$352
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	103	94	52
Nondeductible expenses	111	121	(25)
Change in valuation allowance	—	(2,218)	3,893
Foreign operations	12	—	(4,218)
Change in the beginning of the year balance of the valuation allowance for deferred tax assets allocated to income tax expense	—	—	(114)
Other, net	—	(3)	165

Income tax expense (benefit)	$878	$(1,518)	$105

      During 2004, the valuation allowance decreased by $7,824,000. Such amount is reconciled to the above change in the valuation allowance of $2,218,000 due primarily to the expiration of U.S. net operating losses and the adjustment of the research and experimentation tax credit which is limited under Section 382 of the Internal Revenue Code of 1986.

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are as follows:

	2005	2004

	(In thousands)
Current:
Royalty reserve, due to accrual for financial reporting purposes	$1,230	$849
Warranty reserve, due to accrual for financial reporting purposes	11	15
Accrued liabilities, not deducted until paid for tax purposes	409	255
Inventories, principally due to accrual for obsolescence for financial reporting purposes, net of additional costs inventoried for tax purposes	104	47
Deferred revenue, due to deferral for financial reporting purposes	675	669

	2,429	1,835
Less valuation allowance	(2,364)	(1,747)

	65	88

Noncurrent:
Net operating loss carryforwards — U.S. and related states	14,182	16,871
Foreign net operating loss carryforwards	14,061	14,048
Research and experimentation tax credit	578	657
Equipment, primarily due to differences in cost basis and depreciation methods	(88)	24
Alternative minimum tax credit	358	320

Total net deferred tax assets	29,091	31,920
Less valuation allowance	(28,309)	(30,393)

	782	1,527

Net deferred tax assets	$847	$1,615

      An income tax benefit of $692,000, $444,000 and $214,000 related to the exercise of stock options during 2005, 2004 and 2003, respectively, and will be added to other paid-in capital if, and when, the tax benefit is realized.
      At December 31, 2005, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $37 million. This amount does not include approximately $19 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $19 million of net operating losses as the Company has determined that it will not receive any future tax benefit from this $19 million before their expiration.

      As of December 31, 2005, the Company has unrestricted federal net operating loss carryforwards of approximately $37 million to reduce future taxable income which expire as follows (in thousands):

Regular Tax
Net Operating
Losses

Expiration date:
2006	12,268
2007	8,894
2008	970
2009	8,930
2010	1,177
2011 through 2024	4,693

Total	$36,932

      The Company also has tax loss carryforwards in The Netherlands, which have no expiration date, of approximately 30 million Euros ($35 million) available to offset future taxable income, if any. In 2004, The Netherlands tax authorities contacted the Company and are proposing to disallow substantially all of the tax loss carryforwards. The Company is actively defending these loss carryforwards. In 2005 and 2004, the foreign loss carryforwards were fully reserved with a valuation allowance. If the tax loss carryforwards are ultimately disallowed, there will be no negative impact to the consolidated financial statements due to the valuation allowance.
      An alternative minimum tax credit carryforward of $360,000 is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $36 million. This amount does not include approximately $19 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $19 million of net operating losses as the Company has determined that it will not receive any future tax benefit from this $19 million before their expiration.
      The Company also has research and experimentation tax credit carryforwards at December 31, 2005, for federal income tax purposes of approximately $580,000, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024. This amount does not include approximately $1.7 million of research and experimentation tax credit carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $1.7 million of research and experimentation tax credits as the Company has determined that it will not receive any future tax benefit from this $1.7 million before their expiration.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. In 2004, based upon the level of historical income and projections for future income, management determined it was more likely than not a portion of the deferred tax assets will be recoverable. Accordingly, in 2004, a deferred tax benefit was recorded for the reduction in the valuation allowance. During 2005, additional quarterly evaluations of the realization of deferred tax assets were performed by management. It was determined that no additional deferred tax benefits should be recorded in 2005. Substantially all of the reduction in the valuation allowance for 2005 is related to expiring tax loss and tax credit carryforwards.

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
      The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe and Asia. No single customer represented more than 10% of accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2005.
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
      Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 2005, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of nonfunctioning leads from pacemakers and cardiac defibrillators. In April, 2004, the Company received 510(K) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guide wire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim, and Australia.
      U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2005, 2004, and 2003, cost allocations of these functions to Europe Medical have not been performed.
      Revenue associated with intersegment transfers to Europe Medical was $1,549,000, $1,681,000, and $1,439,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 2005, 2004, and 2003, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.

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
      Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2005	2004	2003

Revenue:
Equipment	$3,853	$3,210	$2,508
Disposables	29,915	23,241	18,787
Service	5,233	4,877	3,783
Other, net of provision for sales returns	(197)	92	(55)

Subtotal — U.S. Medical	38,804	31,420	25,023

Equipment	842	562	316
Disposables	3,130	2,416	2,340
Service	427	310	190
Other	9	—	—

Subtotal — Europe Medical	4,408	3,288	2,846

Total revenue	$43,212	$34,708	$27,869

      In 2005, 2004, and 2003, no individual customer represented 10% or more of consolidated revenue.

	2005	2004	2003

Interest income:
U.S. Medical	$420	$227	$93
Europe Medical	12	11	11

Total interest income	$432	$238	$104

	2005	2004	2003

Interest expense:
U.S. Medical	$387	$—	$—
Europe Medical	12	17	17

Total interest expense	$399	$17	$17

	2005	2004	2003

Depreciation expense:
U.S. Medical	$1,447	$1,195	$1,168
Europe Medical	196	172	83

Total depreciation	$1,643	$1,367	$1,251

	2005	2004	2003

Amortization expense:
U.S. Medical	$97	$158	$290
Europe Medical	8	9	15

Total amortization	$105	$167	$305

	2005	2004	2003

Segment net income (loss):
U.S. Medical	$794	$2,990	$807
Europe Medical	244	(38)	122

Total net income (loss)	$1,038	$2,952	$929

	2005	2004	2003

Capital expenditures:
U.S. Medical	$2,671	$430	$357
Europe Medical	22	9	12

Total capital expenditures	$2,693	$439	$369

	2005	2004

Segment assets:
U.S. Medical	$36,149	$29,786
Europe Medical	2,626	3,252

Total assets	$38,775	$33,038

      The Company operates in several countries outside of the United States. Revenue from foreign operations by segment is summarized as follows:

	2005	2004	2003

U.S. Medical	$1,476	$614	$140
Europe Medical	4,408	3,288	2,846

Total foreign revenue	$5,884	$3,902	$2,986

      There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2005, 2004, or 2003. Long-lived assets located in foreign countries are concentrated in Europe, and totaled $795,000 and $861,000 as of December 31, 2005 and 2004, respectively.

(12)	Commitments and Contingencies
      In July, 2003, Spectranetics filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which Spectranetics amended in September 2003, seeking declaratory relief that (1) Spectranetics’ products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the “’125 patent”); (2) the claims of the ’125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that Spectranetics is, through its employees, a joint owner of any invention claimed in the ’125 patent. Spectranetics also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of Spectranetics’ trade secrets; (2) breach of the parties’ Confidentiality Agreement; and (3) wrongful taking of Spectranetics’ confidential and proprietary information.

      On January 6, 2004, the United States Patent and Trademark Office issued to Dr Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the “’064 patent”). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against Spectranetics, under the ’064 patent (the “New York case”).
      On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. Spectranetics decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado.
      On March 9, 2004, Spectranetics filed its Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Spectranetics’ claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, Spectranetics provided Dr. Rentrop with confidential and proprietary information concerning certain of Spectranetics’ laser catheter technology. Spectranetics claims that rather than keeping such information confidential as required by agreement with Spectranetics, Dr. Rentrop used the information to file patent applications associated with the ’125 and ’064 patents, which incorporate and claim inventions to which Spectranetics’ personnel contributed significantly and materially, if not exclusively, thus entitling Spectranetics’ personnel to designation at least as co-inventors. Spectranetics also seeks declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and has alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete.
      In September, 2005, a hearing was held by the judge in this case. After explaining that he could not guarantee a court date within the next year due to the packed legal docket in the federal district court in New York, he strongly encouraged Dr. Rentrop and Spectranetics to agree to mediation. Both parties agreed and mediation hearings occurred in February 2006, with no settlement reached and the case will go back to the federal district court in New York.
      We have been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1,300,000 euros, which is based on their estimate of potential profits during the three-year period. Spectranetics BV estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $273,000 for the three-year period, and such amount is included in accrued liabilities at December 31, 2005. We intend to vigorously defend the calculation of lost profits.
      During August 2004, one of our licensors initiated arbitration proceedings involving a disagreement over royalties paid to them since the inception of a license agreement in October 2000. The disagreement centered on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believed these are beyond the scope of the license agreement.
      Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that the Company was required to pay royalties on certain service-based revenue. In September 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000 in the third quarter of 2005. In December 2005, the arbitrator awarded the licensor $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. At December 31, 2005 we have accrued costs of $2,905,000 associated with the resolution of this matter based on the arbitrator’s awards, including the interest amount discussed above. In January 2006, we remitted a payment of $2,905,000 to the licensor, Edwards Lifesciences Corporation, which closes this matter.

      On December 31, 2005, our agreement with KRAUTH medical KG (“KRAUTH”) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit is seeking goodwill compensation of 643,159.14 euros plus interest in the amount of eight percentage points above the base base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagree both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation. We have accrued $75,000 in our financial statements at December 31, 2005. We intend to vigorously defend our position in this matter.
      The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

(13)	Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning	Charged to		Balance at
Description	of Year	Expense	Deductions	End of Year

	(In thousands)
Year ended December 31, 2003:
Accrued warranty liability	$435	$56	$285	$206
Accrued royalty liability	1,405	1,099	1,044	1,460
Allowance for doubtful accounts and sales returns	555	2	97	460
Accrued litigation and reorganization reserves	233	—	182	51
Accrued proxy contest and settlement costs	226	—	226	—
Accrued inventory obsolescence reserves	61	9	40	30
Year ended December 31, 2004:
Accrued warranty liability	$206	$—	$152	$54
Accrued royalty and litigation liability	1,511	1,830	858	2,483
Allowance for doubtful accounts and sales returns	460	(139)	82	239
Accrued inventory obsolescence reserves	30	83	84	29
Year ended December 31, 2005:
Accrued warranty liability	$54	$—	$15	$39
Accrued royalty and litigation liability	2,483	1,738	1,157	3,064
Allowance for doubtful accounts and sales returns	239	385	190	434
Accrued inventory obsolescence reserves	29	66	15	80

(14)	Selected Quarterly Financial Data (Unaudited)

	2005				2004

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share amounts)
Net sales	$9,053	$10,645	$11,230	$12,284	$7,787	$8,657	$8,934	$9,330
Gross profit	6,877	8,006	8,587	9,219	5,656	6,495	6,811	6,945
Net income	75	242	506	215	135	401	479	1,937	*
Net income per share:
Basic	$0.00	$0.01	$0.02	$0.01	$0.01	$0.02	$0.02	$0.08
Diluted	0.00	0.01	0.02	0.01	0.01	0.01	0.02	0.07

*	Includes $1,615 of income tax benefit related to realization of deferred tax assets.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Agreement and Plan of Reorganization between The Spectranetics Corporation and Advanced Interventional Systems, Inc., dated January 24, 1994.(1)
2	.1(a)	Amendment to Agreement and Plan of Reorganization between The Spectranetics Corporation and Advanced Interventional Systems, Inc., dated May 17, 1994.(2)
2.2		Certificate of Ownership and Merger of Advanced Interventional Systems, Inc. Into The Spectranetics Corporation, dated December 27, 1995.(13)
2.3		Merger Agreement dated as of May 24, 1999 among the Company, Polymicro Technologies, Inc., PMT Holdings, LLC, and Polymicro Technologies, LLC.(20)
3.1		Restated Certificate of Incorporation.(1)
3	.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(12)
3	.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.(18)
3.2		Bylaws of the Company.(3)
3	.2(a)	First Amendment to Bylaws.(26)
3	.2(b)	Second Amendment to Bylaws.(27)
4.1		Form of Common Stock Certificate of the Company.(4)
4.2		Rights Agreement, dated as of May 6, 1996, between the Company and Norwest Bank Minnesota, N.A.(14)
10.1		Lease covering a portion of the Company’s facilities between the Company and Duane and Donna Basse dated November 10, 1994.(12)
10	.1(a)	Lease covering a portion of the Company’s facilities between the Company and Duane and Donna Basse dated September 1, 1997.(14)
10	.1(b)	Lease covering a portion of the Company’s facilities between the Company and Duane and Donna Basse dated June 1, 2001.(25)
10.2		Lease covering a portion of the Company’s facilities between the Company and American Investment Management dated February 17, 1995.(12)
10	.2(a)	Lease covering a portion of the Company’s facilities between the Company and John or Sharon Sanders dated December 23, 1997.(19)
10	.2(b)	Lease covering a portion of the Company’s facilities between the Company and John or Sharon Sanders dated December 8, 2000.(24)
10	.2(c)	Lease covering a portion of the Company’s facilities between the Company and John or Sharon Sanders dated June 1, 2003.(31)
10	.2(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and John or Sharon Sanders dated May 31, 2005.(34)
10.3		Lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated September 11, 1985.(3)
10	.3(a)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III July 24, 1997.(19)
10	.3(b)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated June 3, 2002.(28)
10	.3(c)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership III dated June 2, 2003.(30)
10	.3(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership dated May 2, 2005.(34)
10	.4(a)	Amendment to lease covering a portion of the Company’s facilities between the Company and Talamine Properties dated February 15, 1992.(7)
10	.4(b)	Amendment to lease covering a portion of the Company’s facilities between the Company and Talamine Properties dated February 16, 1993.(1)

Exhibit
Number		Description

10	.4(c)	Amendment to lease covering a portion of the Company’s facilities between the Company and Talamine Properties dated October 3, 1994.(12)
10.5		1991 Stock Option Plan, as amended.(11)
10	.5(a)	1991 Stock Option Plan, as amended.(17)
10.6		1990 Incentive Stock Option Plan.(6)
10.7		1989 Incentive Stock Option Plan and First Amendment thereto.(6)
10.8		Nonemployee Director Stock Option Plan.(8)
10	.8(a)	Stock Option Plan for Outside Directors.(10)
10.9		Employee Stock Purchase Plan (as amended).(9)
10.10		The 1997 Equity Participation Plan of The Spectranetics Corporation.(21)
10	.10(a)	NonQualified Stock Option Agreement dated as of April 17, 1996, between the Company and Emile J. Geisenheimer.(21)
10	.10(b)	NonQualified Stock Option Agreement dated as of March 3, 1997, between the Company and Joseph A. Largey.(21)
10	.10(c)	Form of NonQualified Stock Option Agreement for Officers.(21)
10	.10(d)	Form of NonQualified Stock Option Agreement for Employees.(21)
10	.10(e)	Form of NonQualified Stock Option Agreement for Independent Directors.(21)
10	.10(f)	Form of Incentive Stock Option Agreement for Officers.(21)
10	.10(g)	Form of Incentive Stock Option Agreement for Employees.(21)
10.11		License Agreement with Patlex Corporation, dated January 1, 1992 (confidential treatment has been granted for portions of this agreement).(7)
10.12		License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(7)
10.13		Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this agreement).(6)
10.14		Exclusive License Agreement between the United States of America and James B. Laudenslager and Thomas J. Pacala dated March 25, 1985; and Exclusive License Agreement between the United States of America and LAIS dated April 29, 1990.(5)
10.15		License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(15)
10.16		License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(16)
10.17		Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(16)
10.18		Loan and Security Agreement between Silicon Valley Bank and the Company, dated December 24, 1997.(19)
10.19		Exclusive Purchase and Distribution Agreement between The Spectranetics Corporation and Orbus Medical Technologies, Inc. dated March 12, 1998 (confidential treatment has been granted for portions of this agreement).(18)
10.20		Form of Stock Purchase Agreement, dated as of December 22, 1998 among the Company and the stockholders named in the Company’s Registration Statement on Form S-3 (File No. 333-69829).(22)
10.21		Employment Agreement between the Company and Henk Kos dated January 1, 1997.(22)
10.22		First Amendment to the 1997 Equity Participation Plan.(24)
10.23		Second Amendment to the 1997 Equity Participation Plan.(23)

Exhibit
Number	Description

10.24	Compromise, Settlement and Release Agreement dated October 25, 2000 between the Company, Edwards Lifesciences LLC, Baxter Healthcare Corporation and LaserSight Patents, Inc. (confidential treatment has been granted for portions of this agreement)(24)
10.25	Third Amendment to the 1997 Equity Participation Plan.(25)
10.26	Agreement of Settlement and Compromise dated June 6, 2002, (the “Settlement Agreement”) by and among the Company, on the one hand, and Steven Sweet, Joseph Largey, Paul Samek, Lawrence McKinley, acting solely in his individual capacity, and Sharon Sweet, on the other hand, including the exhibits thereto.(26)
10.27	Separation Agreement between the Company and Joseph Largey, dated as of June 6, 2002, filed as exhibit E to the Settlement Agreement referenced in Exhibit 10.26.
10.28	Separation Agreement between the Company and Paul Samek, dated as of June 6, 2002, filed as Exhibit I to the Settlement Agreement referenced in Exhibit 10.26.
10.29	Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002.(27)
10.30	Fourth Amendment to the 1997 Equity Participation Plan.(27)
10.31	Fifth Amendment to the 1997 Equity Participation Plan.(27)
10.32	Letter agreement dated January 20, 2003 between the Company and John G. Schulte.(29)
10.33	Asset purchase agreement between the Company and LaTIS, Inc.(30)
10.34	Settlement Agreement between the Company and Interlase Limited Partnership dated November 19, 2003.(31)
10.35	Third Amendment to Employee Stock Purchase Plan.(32)
10.36	Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.(33)
10.37	Settlement and Amendment to License Agreement expected in February 2005 and effective October 1, 2004 between the Company and Surmedics, Inc. (confidential treatment has been requested for portions of this agreement).(33)
10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005.(35)
21.1	Subsidiary of the Company.(25)
23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC)
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP)
31.1	Rule 13(a) — 14(a)/15d — 14(a) Certifications.
32.1	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s 1993 Annual Report on Form 10-K filed on March 31, 1994.

(2)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-4 filed May 18, 1994 (File No. 33-79106).

(3)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).

(4)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

(5)	Incorporated by reference to exhibits previously filed by LAIS with its Registration Statement on Form S-1 filed August 30, 1991 (File No. 33-42457).

(6)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).

(7)	Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.

(8)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992 (File No. 33-46725).

(9)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File No. 33-88088).

(10)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995 (File No. 33-99406).

(11)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed October 6, 1994 (File No. 33-85198).

(12)	Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

(13)	Incorporated by reference to the Company’s 1995 Annual Report on Form 10-K filed on April 29, 1996.

(14)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on May 6, 1996.

(15)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

(16)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

(17)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed July 19, 1996.

(18)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on June 30, 1998.

(19)	Incorporated by reference to exhibits previously filed by the Company with its 1997 Annual Report on Form 10-K filed on March 30, 1998.

(20)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 8, 1999.

(21)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

(22)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended March 31, 1999.

(23)	Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.

(24)	Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

(25)	Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.

(26)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 7, 2002.

(27)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(28)	Incorporated by reference to exhibit previously filed by the Company with its 2002 Annual Report on Form 10-K filed on March 30, 2003.

(29)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(30)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(31)	Incorporated by reference to exhibit previously filed by the Company with its 2003 Annual Report on Form 10-K filed on March 29, 2004.

(32)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(33)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(34)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(35)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.