Form 10-Q
period 2006-03-31
SPECTRANETICS CORP
filed 2006-05-10
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
          Large accelerated filer     ☐.           Accelerated filer     ☑.           Non-accelerated filer     ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
As of May 8, 2006, there were 26,485,971 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Items 2-5. Not applicable
Item 6. Exhibits
SIGNATURES
Exhibit Index
Lease Covering Portion of Facilities with John Sanders
Employment Letter Agreement with Stephen D. Okland
Rule 13(a)-14(a)/15d-14(a) Certification
Rule 13(a)-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,435	$6,183
Investment securities available for sale	8,777	8,754
Trade accounts receivable, net of allowances of $367 and $435, respectively	9,497	8,141
Inventories, net	4,239	2,967
Deferred income taxes, net	65	65
Prepaid expenses and other current assets	820	663

Total current assets	24,833	26,773
Property, plant and equipment, net of accumulated depreciation of $10,687 and $10,169, respectively	10,519	8,801
Long-term investment securities available for sale	971	1,976
Long-term deferred income taxes, net	763	782
Goodwill, net	308	308
Other assets	100	135

Total Assets	$37,494	$38,775

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$7,749	$9,672
Deferred revenue	1,938	1,888

Total current liabilities	9,687	11,560
Deferred revenue, noncurrent	10	16
Other long-term liabilities	12	15

Total Liabilities	9,709	11,591

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 26,448,116 and 26,250,924 shares, respectively	26	26
Additional paid-in capital	100,874	99,674
Accumulated other comprehensive loss	(106)	(145)
Accumulated deficit	(73,009)	(72,371)

Total Shareholders’ Equity	27,785	27,184

Total Liabilities and Shareholders’ Equity	$37,494	$38,775

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$13,617	$9,053
Cost of revenue	3,647	2,176

Gross margin	9,970	6,877

Gross margin %	73%	76%

Operating expenses:
Selling, general and administrative	8,879	5,384
Research, development and other technology	1,834	1,465

Total operating expenses	10,713	6,849

Operating (loss) income	(743)	28
Other income:
Interest income	131	99
Other, net	(7)	5

Total other income	124	104

(Loss) income before income taxes	(619)	132
Income tax expense	(19)	(57)

Net (loss) income	(638)	75
Other comprehensive income (loss):
Foreign currency translation	26	(78)
Unrealized gain (loss) on investment securities	13	(36)

Comprehensive loss	$(599)	$(39)

Net (loss) income per share – basic and diluted	$(0.02)	$0.00

Weighted average shares outstanding:
Basic	26,360,143	25,663,217

Diluted	26,360,143	27,640,550

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(638)	$75
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Stock option compensation	620	—
Depreciation and amortization	547	398
Fair value of options granted for consulting services	3	3
Deferred income taxes	19	57
Net change in operating assets and liabilities	(6,073)	(1,544)

Net cash used by operating activities	(5,501)	(1,011)

Cash flows from investing activities:
Capital expenditures	(832)	(1,421)
Sales of investment securities	995	2,001
Purchases of investment securities	—	(2,001)

Net cash provided (used) by investing activities	163	(1,421)

Cash flows from financing activities:
Proceeds from sale of common stock	577	1,048

Net cash provided by financing activities	577	1,048

Effect of exchange rate changes on cash	13	(49)

Net decrease in cash and cash equivalents	(4,748)	(1,433)
Cash and cash equivalents at beginning of period	6,183	4,004

Cash and cash equivalents at end of period	$1,435	$2,571

Supplemental disclosures of cash flow information —

Cash paid for interest	$387	$—

Cash paid for taxes	$82	$9

See accompanying unaudited notes to condensed consolidated financial statements.

Item 1. Notes to Financial Statements
(1) General
     We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages, including plaque, calcium and thrombus. Our laser system includes the CVX-300® laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers than can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only excimer laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective, or abandoned cardiac lead wires from patients with pacemakers or implantable cardiac defibrillators, or ICDs, which are electronic devices that regulate the heartbeat.
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
(2) Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods.
     The Company adopted SFAS No. 123R using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31,2006 was $620,000, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense related to employee stock options disclosed but not recognized in the financial statements for the three months ended March 31, 2005 was $260,000, before an income tax benefit of $100,000.
     SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
     The Company maintains a stock option plan which provides for the grant of incentive stock options, nonqualified stock options, and stock appreciation rights. The plan provides that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through March 31, 2006 generally vest over one to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At March 31, 2006, there were 223,495 shares available for future issuance under these plans.
     The Company also maintains an employee stock purchase plan which provides for the sale of up to 1,350,000 shares of common stock. The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period.
Valuation and Expense Information under SFAS 123(R)
     The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2006 using the Black-Scholes pricing model:

Three Months Ended
March 31, 2006
Risk Free Interest Rate	4.81%
Expected life (years)	4.95
Expected dividend yield	0%
Annualized volatility	156.1%
Weighted average fair value	$10.26

     The following table summarizes stock option activity through the three months ended March 31, 2006:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in Years)	Value
Outstanding at January 1, 2006	3,837,911	$4.08
Granted	344,750	11.07
Exercised	(195,877)	4.03
Cancelled	(12,251)	5.88

Outstanding at March 31, 2006	3,974,533	$4.59	6.27	$28,729,464
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.82 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 3,927,033.
     As of March 31, 2006 there was $5,813,388 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years.
     Prior to adoption of SFAS No. 123R on January 1, 2006, the Company followed SFAS No. 123 which allowed for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), provided that pro forma results of operations were disclosed for those options granted. Accordingly, the Company accounted for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net earnings (loss) as reported	$75
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	(160)

Net earnings (loss), pro forma under FAS No. 123	$(85)

Net Earnings (loss) per common share – basic and diluted -as reported	$0.00
Net Earnings (loss) per common share – basic and diluted-pro forma	$0.00
     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at March 31, 2005:

Three Months Ended
March 31, 2005
Risk Free Interest Rate	4.17%
Expected life	5.59
Expected dividend yield	—
Weighted average fair value	$5.29
Expected volatility	158.8%

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
     For the three months ended March 31, 2006 and 2005, 2,739,437 and 637,292 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2006	2005
Net (loss) income	$(638)	$75

Common shares outstanding:
Historical common shares outstanding at beginning of period	26,251	25,378
Weighted average common shares issued	109	285

Weighted average common shares outstanding – basic	26,360	25,663
Effect of dilution from stock options	—	1,978

Weighted average common shares outstanding – diluted	26,360	27,641

Net (loss) income per share – basic and diluted	$(0.02)	$0.00

(4) Inventories
     Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$1,318	$709
Work in process	1,870	1,314
Finished goods	1,263	1,098
Less reserve for obsolescence and variance	(212)	(154)

	$4,239	$2,967

(5) Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	March 31	December 31,
	2006	2005
Land	$270	$270
Building	1,080	1,080
Building improvements	100	26
Manufacturing equipment and computers	7,622	6,944
Leasehold improvements	699	666
Equipment held for rental or loan	11,215	9,805
Furniture and fixtures	220	179
Less: accumulated depreciation	(10,687)	(10,169)

	$10,519	$8,801

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
(6) Deferred Revenue
     Deferred revenue was $1,948,000 and $1,904,000 at March 31, 2006 and December 31, 2005, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 9, “Revenue Recognition.”
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
U. S. Medical
     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At March 31, 2006, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of nonfunctioning leads from pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2006 and 2005, cost allocations of these functions to Europe Medical have not been performed.
     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $503,000 and $507,000 for the three months ended March 31, 2006 and 2005, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Equipment	1,307	565
Disposables	9,801	6,001
Service	1,479	1,359
Other, net of provision for sales returns	(74)	—

Subtotal — U.S. Medical	12,513	7,925

Equipment	73	218
Disposables	867	805
Service	137	105
Other, net of provision for sales returns	27	—

Subtotal — Europe Medical	1,104	1,128

Total revenue	$13,617	$9,053

	Three Months Ended
	March 31,
	2006	2005
Segment net (loss) income:
U.S. Medical	$(740)	$(88)
Europe Medical	102	163

Total net (loss) income	$(638)	$75

	March 31,	December 31,
	2006	2005
Segment assets:
U.S. Medical	$34,810	$36,149
Europe Medical	2,684	2,626

Total assets	$37,494	$38,775

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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. No adjustment to the Company’s valuation allowance against its deferred tax asset as a result of its ongoing quarterly evaluation was made as of March 31, 2006.
     For the three months ended March 31, 2006, the Company recorded an income tax provision of $19,000 against its pretax book loss of $619,000. This effective tax rate results from the fact that the Company has determined that a significant portion of the stock compensation expense it expects to record during 2006 relates to incentive stock options for which a tax benefit cannot be assumed.
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
     The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
     Cap-free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded in cost of revenue based upon a three- to five-year expected life of the unit depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of March 31, 2006, 64 laser units were in place under the Cap-free program.
     Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of March 31, 2006, 63 laser units were in place under the Evergreen program.

     Evaluation programs — The evaluation program involves the loan of our laser system to institutions. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of March 31, 2006, 82 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the cap-free rental program has become our primary laser placement program since its introduction in June 2005.
     The Company adopted Emerging Issues Task Force Bulletin (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003. The primary impact of the adoption of EITF No 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Deferred revenue associated with service to be performed during the warranty period totaled $86,000 and $96,000 for the three months ended March 31, 2006 and 2005, respectively.
(10) Commitments and Contingencies
Kenneth Fox
     We are the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. Spectranetics intends to vigorously defend the Dutch action, and its request for dismissal is pending in the Utrecht District Court.
Rentrop
     In July, 2003, we filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which we amended in September 2003, seeking declaratory relief that (1) our products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the ‘‘’125 patent’’); (2) the claims of the ’125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that we are, through our employees, a joint owner of any invention claimed in the ’125 patent. We also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of our trade secrets; (2) breach of the parties’ confidentiality agreement; and (3) wrongful taking of our confidential and proprietary information. On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the ‘‘’064 patent’’). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against us, under the ’064 patent (the ‘‘New York case’’). On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado. On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the

’125 patent and ’064 patent, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We are also seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and have alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete. In September 2005, a hearing was held by the judge in this case. After explaining that he could not guarantee a court date within the next year due to the full legal docket in the federal district court in New York, he strongly encouraged that we and Dr. Rentrop agree to mediation. Both parties agreed and mediation hearings occurred in February 2006, with no settlement reached, and the case will go back to the federal district court in New York.
Cardiomedica
     We have been involved in a dispute with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between us and Cardiomedica. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics International B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1.4 million euros which is based on their estimate of potential profits during the three-year period. Spectranetics International B.V. estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $246,000 for the three-year period, and such amount is included in accrued liabilities at March 31, 2006. We intend to vigorously defend the calculation of lost profits.
Edwards Lifesciences
     During August 2004, Edwards Lifesciences Corporation, one of our licensors initiated arbitration proceedings involving a disagreement over royalties paid to them since the inception of a license agreement in October 2000. The disagreement centered on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believed these were beyond the scope of the license agreement. Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that we were required to pay royalties on certain service-based revenue. In September 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000 in the third quarter of 2005. In December 2005, the arbitrator awarded Edwards $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. In January 2006, we remitted a payment of $2,905,000 to Edwards, which closes this matter.
KRAUTH
     On December 31, 2005, our agreement with KRAUTH medical KG (‘‘KRAUTH’’) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit is seeking goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagree both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation. We have accrued $75,000 in our financial statements at March 31, 2006. We intend to vigorously defend our position in this matter.
Blaha
     On March 8, 2006, Robert Blaha and Terence Blaha filed a product liability/wrongful death action in the Arizona Superior Court (Maricopa County) naming us as a defendant in our role as the manufacturer and seller of a laser catheter product used in a medical procedure during which a patient died. The plaintiffs’ complaint did not specify the amount of damages. We believe that we have meritorious defenses against this complaint, and we intend to vigorously defend our position in this matter.
Other
     We are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.
(11) Subsequent Event
     On May 9, 2006, the Company completed a public offering of 4,140,000 shares of its common stock, which amount included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. The Company intends to use the estimated net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes and business development activities.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors described in Part II, Item 1A—Risk Factors. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 15, 2006. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.
Corporate Overview
     We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages, including plaque, calcium and thrombus. Our laser system includes the CVX-300® laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers than can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only excimer laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective, or abandoned cardiac lead wires from patients with pacemakers or implantable cardiac defibrillators, or ICDs, which are electronic devices that regulate the heartbeat.
     Although 90% of our revenue was derived in the United States for the three months ended March 31, 2006, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We currently expect reimbursement approval in late

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
2006, although there are no assurances that reimbursement will be received then, if at all. We do not expect significant revenue increases in Japan until reimbursement is received.
     Our goal is to become a leading provider of innovative, minimally invasive solutions for the treatment of cardiovascular disease. To achieve this objective, we will focus our efforts on further penetration of the peripheral market. We will do so through continuing expansion of our field sales force, increased training of physicians, expanded clinical research, and increased product and technology development efforts and increased patient and physician awareness of peripheral arterial disease. We believe these costs are necessary to establish our laser technology within the large, underserved peripheral market and provide a platform for sustainable revenue growth in future years. As a result of the increased expenses, we may not maintain profitability. Although we believe that net losses, if any, would be temporary as we build our peripheral business, there are no assurances to that effect.
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
     Peripheral arterial disease. We have received conditional FDA approval to begin our CliRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO trial, a pivotal IDE clinical trial for our TURBO-Booster catheter in the treatment of larger diameter arteries within the legs. We expect to receive final FDA approval to begin our CELLO trial in the second quarter of 2006, at which point we intend to initiate a patient registry approximately 100 patients at multiple centers in the United States and Europe. The objective of the CELLO trial is to demonstrate atherectomy in the larger diameter superficial femoral artery. Clinical data from the registry will be used to seek FDA 510(k) clearance for the device. However, we cannot assure you that this FDA clearance will be received when anticipated or at all.
     We have recently initiated two feasibility clinical trials using our laser technology in below the knee lesions and acute limb ischemia which occurs due to a sudden blockage in the leg that, if left untreated, may require amputation. We have initiated a post-market study measuring the lumen size created by our recently launched 2.5 Turbo catheter. We plan to complete these projects in 2006 and, depending on the clinical data, may initiate larger clinical trials.
     AMI, or heart attack. We are currently conducting a prospective registry at up to 20 sites in the U.S. and Europe that has enrolled 80 patients. The Extended Flow in Acute Myocardial Infarction patients after Laser Intervention trial, or Extended FAMILI trial, is a feasibility trial to rapidly restore blood flow in patients who have had a heart attack. This trial will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and ST-segment resolution, which is a measurement of heart muscle recovery following restoration of bloodflow to the heart after a heart attack, for a subset of patients. The trial includes 30-day and 6-month clinical follow-up. Enrollment in the trial was completed during the first half of 2005. We expect to complete the six-month follow up and data analysis in 2006.
     Chronic Total Occlusions(CTOs). Our Superwire catheter is a 0.014” catheter designed to combine the handling characteristics of a guidewire with laser energy at the tip of the device. In 2006, we plan to seek FDA approval to initiate our pivotal IDE clinical trial for our Superwire catheter to address coronary CTOs not crossable by a guidewire.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
     As to product development, our primary focus is to develop products capable of generating larger lumens within a blocked superficial femoral artery (SFA), which is the main leg artery above the knee. In August 2005, we received 510(k) clearance from the FDA to market the 2.5 Turbo catheter, which incorporates additional laser fibers at the tip for improved ablation, 80-hertz capability designed to enhance laser ablation efficiency a lubricious hydrophilic coating to assist with navigation of the device, and “continuous on” lasing, which is different from the 10 seconds on and 4 seconds off cycle for our coronary catheters. In October 2005, we received FDA clearance to incorporate these features into our entire CliRpath product line. We are currently launching this CLiRpath Turbo product line to replace the CLiRpath catheters, which we expect to complete by the end of the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
Results of Operations
     The following table summarizes key supplemental financial information for the last 5 quarters.

	2005				2006
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr
(000’s, except per share and unit sale amounts)
Laser Revenue:
Equipment sales	$416	$691	$767	$972	$820
Rental fees	367	406	447	629	560

Total laser revenue	783	1,097	1,214	1,601	1,380

Disposable Products Revenue:
Fiber-optic atherectomy revenue	2,962	4,207	4,236	4,809	5,081
Support catheter revenue	411	755	793	955	1,573

Total atherectomy revenue	3,373	4,962	5,029	5,764	6,654

Fiber-optic lead removal revenue	2,384	2,254	2,441	2,438	2,759
Other devices and accessories revenue	1,049	1,114	1,209	1,028	1,255

Total lead removal revenue	3,433	3,368	3,650	3,466	4,014

Service and other revenue	1,464	1,218	1,337	1,453	1,569

Total revenue	9,053	10,645	11,230	12,284	13,617

Net income (loss)	$75	$242	$506	$215	$(638)*
Net income (loss) per share:
Basic	$0.00	$0.01	$0.02	$0.01	$(0.02)
Diluted	$0.00	$0.01	$0.02	$0.01	$(0.02)

Net cash provided by (used in) operating activities	$(1,011)	$(244)	$460	$330	$(5,501)
Total cash and investment securities (current and non-current)	$15,941	$16,074	$16,800	$16,913	$11,183
Laser sales summary:
Laser sales from inventory	2	3	4	2	2
Laser sales from evaluation/rental units	1	2	2	6	4

Total laser sales	3	5	6	8	6

* Includes stock-based compensation of $620

Worldwide Installed Base Summary:

Laser sales from inventory	2	3	4	2	2
Rental placements	1	9	14	26	22
Evaluation placements	16	8	4	8	8

Laser placements during quarter	19	20	22	36	32
Buy-backs/returns during quarter	(7)	(3)	(4)	(6)	(3)

Net laser placements during quarter	12	17	18	30	29
Total lasers placed at end of quarter	429	446	464	494	523

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
     Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
          Revenue for the first quarter of 2006 was $13,617,000, an increase of 50% as compared to $9,053,000 during the first quarter of 2005. This increase is mainly attributable to a 57% increase in disposable products revenue, which consists of single-use catheter products, and a 76% increase in equipment revenue.
          We separate our disposable products revenue into two separate categories – atherectomy and lead removal. For the three months ended March 31, 2006, our atherectomy revenue totaled $6,654,000 (62% of our disposable products revenue) and our lead removal revenue totaled $4,014,000 (38% of our disposable products revenue). For the three months ended March 31, 2005, our atherectomy revenue totaled $3,373,000 (50% of our disposable products revenue) and our lead removal revenue totaled $3,433,000 (50% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular systems, grew 97% in the first quarter of 2006 as compared with the first quarter of 2005. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our CliRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
          Lead removal revenue grew 17% for the three-month period ended March 31, 2006, as compared with the same three-month period in 2005. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it sometimes replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. Recent clinical studies (MADIT II and ScD-Heft) have shown results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT II clinical trial became available in 2002 and ScD-Heft clinical trial results were made public in March 2004. Growth in the ICD market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established in the U.S. for the hospitals and electrophysiologists who treat these patients, although there can be no assurance that this growth will occur. Generally, growth in the ICD market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than to remove them. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care. We expect that these favorable market dynamics will contribute to lead removal revenue growth for the remainder of 2006; however, there can be no assurances this will occur.
          Laser equipment revenue was $1,380,000 and $783,000 for the three months ended March 31, 2006 and 2005, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $820,000 during the three month period ended March 31, 2006 from $416,000 during the three month period ended March 31, 2005. We sold 6 laser units (2 as an outright sale from inventory and 4 sale conversions from evaluation or rental programs) during the first quarter of 2006 and 3 laser units (2 as an outright sale from inventory and 1 sale conversion from an evaluation) during the same quarter in 2005. Rental revenue increased 53% during the three-month period ended March 31, 2006, from $367,000 in the first quarter of 2005 to $560,000 in the first quarter of 2006. This increase is consistent with the increase in our installed rental base of laser systems; approximately half of our new laser placements in the first quarter of 2006 were under our CapFree program, which was introduced in the second quarter of 2005.
          Our worldwide installed base of laser systems increased by 29 during the quarter ended March 31, 2006, compared with an increase of 12 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 523 (404 in the U.S.) at March 31, 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
          Service and other revenue increased to $1,569,000 for the first quarter of 2006 as compared to $1,464,000 the first quarter of 2005. The 11% increase was due primarily to the increased installed base of laser units.
          Gross margin for the first quarter of 2006 was 73%, compared with a gross margin of 76% for the first quarter of 2005. The decline in margin percentage from the previous year was due primarily to an increase in staffing, production equipment and related costs targeted at raising production capacity combined with the fact that we were building two lines of CLiRpath catheters – CLiRpath and CLiRpath Turbo. We expect the CliRpath Turbo launch to be completed by the end of the quarter ended June 30, 2006.
          Operating expenses of $10,713,000 in the first quarter of 2006 increased 56% from $6,849,000 in the first quarter of 2005. This increase is mainly due to a 65% increase in selling, general and administrative expenses relative to the same period in 2005, and a 25% increase in research, development and other technology expenses relative to the same period of a year ago.
          Selling, general and administrative expenses increased 65% to $8,879,000 for the three months ended March 31, 2006 from $5,384,000 in the prior year period. Approximately $530,000 of the increase relates to stock compensation expense recorded to selling, general and administrative departments for the first time in the first quarter of 2006 upon the adoption of FAS 123R. The remainder of the increase is primarily due to:
•	Marketing and selling expenses increased approximately $2,500,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,400,000 associated with the staffing of 25 additional employees within our U.S. field sales organization in the first quarter of 2006 as compared with the first quarter of 2005. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $630,000, which is mainly due to the increase in revenues and additional employees.

•	Increased costs of approximately $330,000 associated with increased volume of marketing communications, Company-sponsored educational summits for physicians, and conventions, all in support of the increase in sales.

•	Approximately $100,000 in increased sales-related costs for our international operations, primarily due to the addition of two additional sales employees in our Netherlands subsidiary since a year ago, as well as increased commissions to our international sales employees and distributors as a result of higher sales.
•	General and administrative expenses increased approximately $500,000 in the first quarter of 2006 compared with the same period of the prior year, primarily the result of the following:
•	Increased costs of approximately $300,000 associated with accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Increased personnel-related costs of approximately $240,000 associated with increased staffing compared to a year ago.

•	Increased depreciation and amortization expense related to new enterprise software and telecommunications systems installed in the first quarter of 2006. Combined with an increase in related supplies expense, the total increase related to these items was approximately $75,000.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
•	The above items were partially offset by a decrease in outside services expense of approximately $150,000 compared to the year-ago period, primarily related to reduced legal and Sarbanes-Oxley compliance fees.
          Research, development and other technology expenses of $1,834,000 for the first quarter of 2006 represent an increase of 25% from $1,465,000 in the first quarter of 2005. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $300,000 due primarily to the hiring of 7 additional engineering and clinical studies employees since the year-ago period.

•	Stock compensation expense for R&D departments of approximately $90,000 recorded in the first quarter of 2006.

•	The above items were partially offset by a decrease in royalty expenses of approximately $50,000. Although the royalty expense accrual for certain licensors increased due to higher sales, this was partially offset by the expiration of certain patents underlying licensed technology.
          Interest income increased 32% in the first quarter of 2006 to $131,000 due to higher yields on the Company’s interest-bearing securities, which consist primarily of cash equivalents, and U.S. Treasury and agency notes. The higher yields are consistent with the overall change in the interest rate environment between the first quarter of 2005 and the first quarter of 2006. This was partially offset by a decrease in the overall balance of the Company’s investment portfolio.
          For the three months ended March 31, 2006, we recorded an income tax provision of $19,000 against our pretax book loss of $619,000. This effective tax rate results from the fact that the Company has determined that a significant portion of the stock compensation expense it expects to record during 2006 relates to incentive stock options for which a tax benefit cannot be assumed. In the first quarter of 2005, we recorded an income tax provision of $57,000 against pretax book income of $132,000, a 43% effective tax rate. The 2005 rate was higher than the Federal statutory rate due to a provision for state income taxes, as well as nondeductible meals and entertainment expenses.
          We recorded a net loss for the three months ended March 31, 2006 of $638,000, compared with net income of $75,000 in the same quarter last year. Stock compensation expense of $620,000 recorded for the first time in the first quarter of 2006 upon the adoption of FAS 123R accounted for most of the difference in our net results.
          The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2006, as compared with the three months ended March 31, 2005, caused a decrease in consolidated revenue of $117,000 and a decrease in consolidated operating expenses of $75,000.
Liquidity and Capital Resources
          Cash, cash equivalents, and current and long-term investments in marketable securities as of March 31, 2006 were $11,183,000, a decrease of $5,730,000 from $16,913,000 at December 31, 2005. Cash used by operating activities of $5,501,000 for the three months ended March 31, 2006 consisted primarily of the following:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
•	In January 2006, we paid $2,905,000 to a licensor to settle a royalty dispute. This amount was included in accrued liabilities at December 31, 2005. The payment of the royalty settlement is discussed in Part II, Item 1 — Legal Proceedings within this report.

•	Increased inventories of $1,272,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	Increase in equipment held for rental or loan of $1,410,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs.

•	Increase in accounts receivable of approximately $1,356,000 due to increased sales.
          The above uses of cash by operating activities were offset by the following sources for the three months ended March 31, 2006:
•	Net loss of $638,000 for the three months ended March 31, 2006, plus non-cash expenses of $1,189,000, which primarily consist of depreciation and amortization of $547,000 and stock compensation expense of $620,000.

•	An increase in accounts payable and accrued liabilities of approximately $980,000 (exclusive of the payment of the accrued royalty settlement liability), mainly due to increased trade accounts payable as a result of increased purchasing activity, as well as increased accrued payroll and commissions expense.
          The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the first quarter. Inventory turns are calculated by dividing annualized cost of sales for the preceding quarter by ending inventory.

	March 31, 2006	December 31, 2005
Days Sales Outstanding	63	60
Inventory Turns	3.4	4.1
          The reduction in inventory turns is primarily due to the increase in inventory as of March 31, 2006 that was necessitated in order to meet the increased demand for our laser systems.
          For the three months ended March 31, 2006, cash provided by investing activities was $163,000, primarily due to the net proceeds of $995,000 from the sale and maturity of investment securities partially offset by capital expenditures of $832,000. Capital expenditures during the first quarter of 2006 were primarily related to the expansion of our manufacturing capacity as well as expenditures related to new enterprise software and telecommunications systems.
          Cash provided by financing activities for the nine month period ended March 31, 2006 was $577,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At March 31, 2006, there was no debt or capital lease obligations.
          At March 31, 2006, and December 31, 2004, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $11,215,000 and $9,805,000 was recorded as equipment held for rental or loan at March 31, 2006 and December 31, 2005, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or manufactured.
          We currently offer three laser system placement programs in addition to the sale of laser systems:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three- to five-year expected life of the unit. Costs to maintain the equipment are expensed as incurred. As of March 31, 2006, 64 laser units were in place under the Cap-free program.

(2)	Evergreen rental program – Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit depending on whether it is a remanufactured unit or a new laser unit. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3,000-$5,000 per month under this program. As of March 31, 2006, 63 laser units were in place under the rental programs.

(3)	Evaluation programs – The evaluation program involves the loan of our laser system to institutions. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit. As of March 31, 2006, 82 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the cap-free rental program has become our primary laser placement program since its introduction in June 2005.
          On May 9, 2006, the Company completed a public offering of 4,140,000 shares of its common stock, which amount included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. The Company intends to use the estimated net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes and business development activities.
          We believe our liquidity and capital resources are sufficient to meet our operating and capital requirements through at least December 31, 2006.
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
          Our critical accounting policies and estimates are included in our Form 10-K, filed with the SEC on March 15, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of March 31, 2006, the unrealized loss on our investment securities was approximately $69,000.
          As of March 31, 2006, we had cash and cash equivalents of $1.4 million, and current and long-term investment securities of $9.7 million. Overall average duration to maturity for all cash and investment securities is less than one year with 89% of the portfolio under one year and the remaining 11% between one and two years. At March 31, 2006, the investment securities consisted of government or government agency securities. The weighted average interest rate earned on the portfolio for the three months ended March 31, 2006 was 3.8%.
          Our exposure to foreign currency fluctuations is primarily related to sales of our products and operating expenses in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended March 31, 2006, approximately $117,000 of decreased revenue and $75,000 of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended March 31, 2006 was a decrease in net income of $42,000.
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

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Kenneth Fox
          We are the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. Spectranetics intends to vigorously defend the Dutch action, and its request for dismissal is pending in the Utrecht District Court.
Rentrop
          In July, 2003, we filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which we amended in September 2003, seeking declaratory relief that (1) our products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the ‘‘’125 patent’’); (2) the claims of the ’125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that we are, through our employees, a joint owner of any invention claimed in the ’125 patent. We also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of our trade secrets; (2) breach of the parties’ confidentiality agreement; and (3) wrongful taking of our confidential and proprietary information. On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the ‘‘’064 patent’’). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against us, under the ’064 patent (the ‘‘New York case’’). On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado. On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ’125 patent and ’064 patent, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We are also seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and have alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete. In September 2005, a hearing was held by the judge in this case. After explaining that he could not guarantee a court date within the next year due to the full legal docket in the federal district court in New York, he strongly encouraged that we and Dr. Rentrop agree to mediation. Both parties agreed and mediation hearings occurred in February 2006, with no settlement reached, and the case will go back to the federal district court in New York.
Cardiomedica
          We have been involved in a dispute with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between us and Cardiomedica. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics International B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1.4 million euros which is based on their estimate of potential profits during the three-year period. Spectranetics International B.V. estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $246,000 for the three-year period, and such amount is included in accrued liabilities at March 31, 2006. We intend to vigorously defend the calculation of lost profits.
Edwards Lifesciences
          During August 2004, Edwards Lifesciences Corporation, one of our licensors initiated arbitration proceedings involving a disagreement over royalties paid to them since the inception of a license agreement in October 2000. The disagreement centered on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believed these were beyond the scope of the license agreement. Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that we were required to pay royalties on certain service-based revenue. In September 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000 in the third quarter of 2005. In December 2005, the arbitrator awarded Edwards $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. In January 2006, we remitted a payment of $2,905,000 to Edwards which closes this matter.
KRAUTH
          On December 31, 2005, our agreement with KRAUTH medical KG (‘‘KRAUTH’’) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit is seeking goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagree both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation. We have accrued $75,000 in our financial statements at March 31, 2006. We intend to vigorously defend our position in this matter.
Blaha
          On March 8, 2006, Robert Blaha and Terence Blaha filed a product liability/wrongful death action in the Arizona Superior Court (Maricopa County) naming us as a defendant in our role as the manufacturer and seller of a laser catheter product used in a medical procedure during which a patient died. The plaintiffs’ complaint did not specify the amount of damages. We believe that we have meritorious defenses against this complaint, and we intend to vigorously defend our position in this matter.
Other
          We are involved in other legal proceedings in the normal course of business and do not expect them to have a material adverse effect on our business.

Item 1A. Risk Factors
Our ability to increase our revenue is largely dependent on our ability to successfully penetrate our target markets and develop new products for those markets.
          Our ability to increase our revenue from current levels depends largely on our ability to increase sales in the peripheral arterial disease, or PAD market with our CLiRpath line of disposable catheters that was introduced in 2004. A substantial portion of our growth in 2005 and 2004 was derived from sales of our CLiRpath catheters and in order to increase future revenue, we must increase sales of these products to existing and new customers. Beyond CLiRpath, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD market, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.
Our future growth depends on physician adoption of our products, which requires physicians to change their screening, referral and treatment practices.
          Although we believe there is a correlation between PAD and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be other physicians, including general practitioners and podiatrists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of our products in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for treatment with our laser system. In addition, in order to grow sales of our lead removal products, we must change the current standard of care for abandoned pacemaker and ICD leads, which is simply to cap the abandoned leads and leave them in the body. If we are not successful in educating physicians about screening for PAD or about risks related to infected, defective or abandoned pacemaker and ICD leads, our ability to increase our revenue may be impaired.
We may be unable to compete successfully with bigger companies in our highly competitive industry.
     The industry in which we compete is highly competitive. Our primary competitors are manufacturers of products used in competing therapies within the peripheral and coronary atherectomy markets, such as:
•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages (peripheral and coronary);

•	balloon angioplasty and stents (peripheral);

•	bypass surgery (peripheral and coronary); and

•	amputation (peripheral).
          Although balloon angioplasty and stents are used extensively in the coronary vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary procedures. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships with collaborators, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.
          We believe that primary competitive factors in the interventional cardiology market include:
•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	the impact of managed care practices, related reimbursement to the healthcare provider, and procedure

•	costs;

•	ease of use;

•	size and effectiveness of sales forces; and

•	research and development capabilities.
          Manufacturers of atherectomy or thrombectomy devices include SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Guidant Corporation, Fox Hollow Technologies, Inc., Possis Medical, Inc. and Straub Medical AG. There are other potential competitors, such as Pathway Medical Technologies, Inc. and Cardiovascular Systems, Inc., that are currently seeking FDA clearance to market their mechanical atherectomy devices. We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete in the United States with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed-Institute fur Kathertechnologie GmbH, or VascoMed.
Our products may not achieve market acceptance.
          Our laser system and other products may not gain market acceptance. Market acceptance in the healthcare community, including physicians, patients and third-party payers, of our laser system and other products depends on many factors, including:
•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost effectiveness of, and patient benefits from, laser atherectomy and pacemaker and ICD lead removal;

•	the availability of alternative treatments;

•	the inclusion of our products on insurance company formularies;

•	the willingness and ability of patients and the healthcare community to adopt new technologies;

•	the convenience and ease of use of our products relative to existing treatment methods;

•	the pricing and reimbursement of our products relative to existing treatment methods; and

•	marketing and distribution support for our products.
          In addition, if any of our products achieves market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost effective. Failure to achieve or maintain market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.
If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products under development may be delayed and our business may be harmed.
          For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions and are subject to numerous risks and uncertainties. There is a risk that we will not be successful in achieving these milestones on a timely basis or at all. Moreover, even if we are successful in achieving these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates — in many cases for reasons beyond our control — depending on numerous factors, including:
•	the rate of progress, costs and results of our clinical trials and research and development activities;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	the extent of scheduling conflicts with participating physicians and clinical institutions;

•	the receipt of marketing approvals and clearances by our competitors and by us from the FDA and other regulatory agencies;

•	other actions by regulators, including actions related to a class of products; and

•	actions of our development partners in supporting product development programs.
          If we do not meet these milestones for our products or if we are delayed in achieving any of these milestones, the development and commercialization of new products, modifications of existing products or sales of existing products for new approved indications may be prevented or delayed, which could damage our reputation or materially adversely affect our business.
If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, our business may be harmed.
          All of our potential products and improvements of our current products are subject to extensive regulation and will require approval or clearance from the FDA and other regulatory agencies prior to commercial sale and distribution. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In some cases, a 510(k) clearance must be supported by preclinical and clinical data. The PMA application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Therefore, in order to obtain regulatory approvals or clearance, we typically must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of the FDA and such other authorities that our products satisfy the criteria for approval or clearance. Preclinical testing and clinical trials must comply with the regulations of the FDA and other government authorities in the United States and similar agencies in other countries.
          Clinical development is a long, expensive and uncertain process and is subject to delays and to the risk that products may ultimately prove ineffective in treating the indications for which they are designed. Completion of the necessary clinical trials usually takes several years or more. We cannot assure you that we will successfully complete clinical testing of our products within the time frame we have planned, or at all. Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. A number of companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.
          We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval for new products, modification of existing products, or new approved indications for existing products including the following:
•	the FDA or similar foreign regulatory authorities may find that the product is not sufficiently safe or effective;

•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in different ways than we do;

•	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;

•	there may be delays in obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;

•	the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances for the treatment of new indications;

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

•	we may experience difficulties in managing multiple clinical sites;

•	trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;

•	we have experienced delays in enlisting an adequate number of patients in prior clinical trials, and we may be unable to attract subjects for our clinical trials when competing with larger companies who are able to offer larger financial incentives to their customers to support their clinical trials;

•	enrollment in our clinical trials may be slower than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;

•	we may experience delays in reaching agreement on acceptable terms with third party research organizations and trial sites that will conduct the clinical trials;

•	our products may be, or may be perceived by healthcare providers to be, unsafe or ineffective for a particular indication; and

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.
          Failures or perceived failures in our clinical trials will delay and may prevent our product development and regulatory approval process, damage our business prospects and negatively affect our reputation and competitive position.
Our small sales and marketing team may be unable to compete with our larger competitors or to reach potential customers.
          Although we are expanding our sales and marketing organizations, most of our competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our team in making sales. Additionally, our field sales organization consists primarily of individuals with extensive clinical experience within cardiac catheter labs; however, their sales experience is limited. We are providing sales training, and as we add new field sales employees will attempt to recruit candidates with more sales experience. However, we cannot assure you that our sales training and recruiting will improve productivity within our field sales organization. Further, we may experience higher turnover within our field sales organization than we have in the past because we are shifting our emphasis to sales personnel with sales experience rather than a clinical background.
Regulatory compliance is expensive and approvals can often be denied or significantly delayed.
          Our products are regulated as medical devices, which are subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly and time consuming. FDA regulations are wide-ranging and govern, among other things:
•	product design, development, manufacture and testing;

•	product safety and efficacy;

•	product labeling;

•	product storage and shipping;

•	record keeping;

•	pre-market clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market surveillance and reporting of deaths or serious injuries.
          Additionally, we may be required to obtain PMAs, PMA supplements or 510(k) pre-market clearances to market modifications to our existing products. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires an approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.
          International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable FDA and foreign regulatory requirements, we may not receive regulatory approvals or may be subject to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA clearance process for the use of excimer laser technology in clearing blocked arteries in the leg took longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements. A failure or delay in obtaining necessary regulatory approvals would materially adversely affect our business.
Some of our licensed patents have recently expired and others will expire in 2006 and 2010, and our patents and proprietary rights may be proved invalid, which would enable competitors to copy our products.
          We hold patents and licenses to use patented technology, and have pending patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, system patents that include the use of our laser and our catheters together, and specific design features of our catheters. Two of our licensed patents relating to a laser method for severing or removing blockages within the body expired in August and November 2005, respectively, and another of our licensed patents relating to the use of a laser in a body lumen will expire in July 2006. In addition, certain of our coupler patents and system patents expire in 2010. We are currently exploring new technology and design changes that may extend the patent protection for the coupler and system patents; however, we cannot assure you that we will be successful in doing so. As a result, upon expiration of these patents, our competitors may seek to produce products that include this technology which is no longer subject to patent protection and this increase in competition may negatively affect our business.
We have a history of losses and may not be able to maintain profitability.
          We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At March 31, 2006, we had accumulated $73.0 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future. Although we demonstrated profitability over the last three years, we cannot assure you that we will be able to maintain profitability in the future, especially in light of the impact of Statement 123R as discussed below. For example, if Statement 123R had been in effect, we would have experienced a net loss in 2003 and 2005. In addition, after giving effect to Statement 123R, we incurred a net loss in the first quarter of 2006 and we anticipate a net loss for 2006.

The adoption of Statement 123R will have an adverse impact on our results of operations.
          As of January 1, 2006, we adopted Statement 123R, which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their financial statements. We have adopted Statement 123R on a prospective basis as defined in the statement and, under this adoption method, we will record expense relating to employee stock-based compensation awards in the periods subsequent to December 31, 2005. Accordingly, our statements of operations for the five years ended December 31, 2005 does not reflect the effect of Statement 123R, whereas our statement of operations for subsequent periods will reflect the impact of Statement 123R. The adoption of Statement 123R will have an adverse effect, which could be material, on our results of operations in periods ending subsequent to December 31, 2005. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on options outstanding as of December 31, 2005, our 2006 pre-tax expense for those options that were unvested as of January 1, 2006 is expected to be between $2.0 million and $2.5 million. In addition, we expect to record stock compensation expense of between $0.5 million and $1.0 million related to new stock options granted in 2006, with the actual amount being dependent on the actual number of options granted, the market price of our stock, and other factors. During the three months ended March 31, 2006, we recognized $620,000 of stock-based compensation in accordance with Statement 123R.
Our products are subject to recalls after receiving FDA or foreign approval or clearance, which would divert managerial and financial resources, harm our reputation, and could adversely affect our business.
          We are subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if our products cause or contribute to death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to occur. The FDA and similar foreign governmental authorities have the authority to require the recall of our products in the event of any failure to comply with applicable laws and regulations or defects in design or manufacture. A government mandated or voluntary product recall by us could occur as a result of, among other things, component failures, device malfunctions, or other adverse events, such as serious injuries or deaths, or quality-related issues such as manufacturing errors or design or labeling defects. For example, in May 1999 we initiated a recall and field correction for our CVX-300 laser unit to correct a narrow gap in the internal protective housing which could possibly have allowed direct line of sight access to the laser beam. The corrective action and the FDA audit of our actions were completed by November 1999. Any future recalls of any of our products could divert managerial and financial resources, harm our reputation, and could adversely affect our business.
The FDA requires the use of adjunctive balloon angioplasty in coronary procedures performed using our products, which increases the cost of performing these procedures.
          The FDA has required that the label for the CVX-300 laser unit state that adjunctive balloon angioplasty was performed together with laser atherectomy in the coronary procedures we submitted to the FDA for PMA. This means that our laser system cannot be used alone to treat coronary conditions. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. The requirement that our coronary procedures be performed together with balloon angioplasty increases the aggregate cost of performing these procedures. As a result, third-party payers may attempt to deny or limit reimbursement, including if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not acquire or may cease using our laser system.
Technological change may result in our products becoming obsolete.
          The medical device market is characterized by extensive research and development and rapid technological change. We derive most of our revenue from the sale of our disposable catheters. Technological progress or new developments in our industry could adversely affect sales of our products. Other companies, many of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of peripheral and coronary arterial disease. These include pharmaceutical approaches as well as development of new or improved balloon angioplasty, atherectomy, thrombectomy, stents or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of cardiovascular disease.
          In addition, the patents we own and license may not be sufficiently broad to protect our technology or to give us any competitive advantage. We could also be adversely affected if any of our licensors terminates our licenses to use patented technology. In addition, we have limited patent protection in foreign countries and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We do not have patents in many foreign countries. Any of the foregoing could have a material adverse effect on our business.
Third parties may infringe our patents or challenge their validity or enforceability.
          Our patents could be challenged as invalid or circumvented by competitors. The issuance of a patent is not conclusive as to its validity or enforceability. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our products are marketed. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. Challenges raised in patent infringement litigation may result in determinations that our patents or licensed patents are invalid, unenforceable or otherwise subject to limitations. In the event of any such determination, third parties may be able to use the discoveries or technologies without paying licensing fees or royalties to us, which could significantly diminish the value of our intellectual property. In addition, enforcing the patents that we hold or license may require significant expenditures regardless of the outcome of such efforts.
We and our component suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition and results of operations.
          As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practice regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our component suppliers are also required to meet certain standards applicable to their manufacturing processes.
          We cannot assure you that we or any of our component suppliers is in compliance or that we will be able to maintain compliance with all regulatory requirements. The failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, in the case of a component supplier, until a new supplier has been identified and evaluated. In addition, our failure to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Furthermore, we cannot assure you that if we find it necessary to engage new suppliers to satisfy our business requirements, that we will be able to locate new suppliers who are in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.
          In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies, including TUV, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, our business could be materially adversely affected.

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive coverage and reimbursement practices of third-party payers could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business.
          Our products are purchased principally by hospitals and stand-alone peripheral intervention practices, which typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for our products and services from private and governmental third-party payers is critical to our success. The availability of coverage and reimbursement affects which products customers purchase and the prices they are willing to pay.
          Reimbursement varies from country to country, state to state and plan to plan and can significantly impact the acceptance of new products and services. Certain private third-party payers may view some of the procedures using our products as experimental and may not provide coverage. We cannot assure you that third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate. Further, the adequacy of coverage and reimbursement by thirdparty payers is also related to the existence of billing codes to describe procedures that are performed using our products. There are currently a number of billing codes that are used by hospitals and physicians to bill for such procedures. We cannot provide assurances that the billing codes currently available will continue to be recognized by third-party payers for use by our customers.
          After we develop a new product or seek to market our products for new approved indications, we may find limited demand for the product unless adequate coverage and reimbursement is obtained from private and governmental third-party payers. Even with reimbursement approval and coverage by private and government payers, providers submitting reimbursement claims may face delay in payment if there is confusion on the part of providers regarding the appropriate codes to use in seeking reimbursement. Such delays may create an unfavorable impression within the marketplace regarding the level of reimbursement or coverage available for our products.
          Demand for our current or new products or new approved indications for our existing products may fluctuate over time if federal or state legislative or administrative policy changes affect coverage or reimbursement levels for our products or the services related to our products. In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system, some of which could significantly affect our business. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which, among other things, established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospitals and in the home. Future legislative or policy initiatives directed at increasing the accessibility of healthcare and reducing costs could be introduced on either the federal or state level. In regards to foreign markets, for example, the reimbursement approval process in Japan is taking longer than anticipated due to the complexity of this process. Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.
     Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various state and federal enforcement and regulatory authorities. Under current interpretations of the federal false claims act and certain similar state laws, some of these laws may also be subject to enforcement in a qui tam lawsuit brought by a private party ‘‘whistleblower,’’ with or without the intervention of the government.
          If our past or present operations, including our laser system placement programs, clinical research and consulting arrangements with physicians who use our product or our ‘‘Cap Free’’ or other sales or marketing programs, are found to be in violation of these laws and not protected under a statutory exception or regulatory safe harbor provision to the applicable fraud and abuse laws, we, our officers or our employees may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation, including the exclusion of our products from use in treatment of Medicare or other federal healthcare program patients. If federal or state investigations or enforcement actions were to occur, our business and financial condition would be harmed.
If we fail to obtain regulatory approvals in other countries for our products, we will not be able to market our products in such countries, which could harm our business.
          The requirements governing the conduct of clinical trials and manufacturing and marketing of our products, new products or additional indications for our existing products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve the reimbursement policies related to specific products. We have experienced difficulties in the past in obtaining reimbursement approvals for our products in Europe and are currently seeking reimbursement approval for our products in Japan. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained. We cannot assure you that this approval will be obtained or that revenue in Japan will increase if this approval is received. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to market our existing products in any foreign country. If we fail to comply with these regulatory requirements or obtain and maintain required approvals in any foreign country, we will not be able to sell our products in that country and our ability to generate revenue could be materially adversely affected.
We are exposed to the problems that come from having international operations.
          For the quarter ended March 31, 2006, our revenue from international operations represented 10% of consolidated revenue, of which 8% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
Our European operations may not be successful or may not be able to achieve revenue growth.
          We use distributors for sales of our products throughout most of Europe. The sales and marketing efforts on our behalf by distributors in Europe could fail to attain long-term success. On January 1, 2006, we commenced the marketing of products directly to our German customers through our European sales and clinical organization, following the expiration of an agreement with our German distributor on December 31, 2005. We cannot assure you, however, that our direct sales effort in Germany will be successful.
We have important sole source suppliers and may be unable to replace them if they stop supplying us.
          We purchase certain components of our CVX-300 laser unit from several sole source suppliers. We do not have guaranteed commitments from these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities. If we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our CVX-300 laser units, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of our CVX-300 laser unit may be disrupted, which could increase our costs and have a material adverse effect on our business.
From time to time we engage outside parties to perform services related to certain of our clinical studies and trials, and any failure of those parties to fulfill their obligations could result in costs and delays.
          From time to time we engage consultants and contract research organizations to help design and monitor and analyze the results of certain of our clinical studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these clinical investigators, consultants and contract research organizations to perform the clinical studies and trials and monitor and analyze data from these studies and trials in accordance with the investigational plan and protocol for the study or trial and in compliance with regulations and standards, commonly referred to as good clinical practice, for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. The consultants and contract research organizations are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy, including but not limited to the Health Insurance Portability and Accountability Act. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure that our studies and trials are conducted in compliance with FDA requirements. Any third parties that we hire to help design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. In addition, we may not be able to establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures or at all.
We may be unable to meet any increased customer demand associated with growth in unit volumes.
          We have experienced increased unit volume growth and our ability to fulfill customer demand is becoming more difficult. Meeting anticipated demand for our products may require significant scale-up expenses for our facilities and personnel. Although we are making what we believe are the necessary investments to increase manufacturing capacity, these investments may not be sufficient to fulfill customer demand on a timely basis or at all.

Product liability and other claims against us may reduce demand for our products or result in substantial damages.
          Our business exposes us to potential liability for risks that may arise from the clinical testing of our product candidates, the use of our products by physicians and the manufacture and sale of any approved products. An individual may bring a product liability claim against us, including frivolous lawsuits, if one of our products causes, or merely appears to have caused, an injury. We maintain product liability insurance in the amount of $5 million per occurrence with an annual aggregate maximum of $5 million. The coverage limits of our insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business. We do not maintain clinical trial insurance. Any product liability claim or series of claims or class actions brought against us, with or without merit, could result in:
•	liabilities that substantially exceed our insurance levels, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to renew or obtain product liability insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.
          Claims may be made by consumers, healthcare providers or others selling our products. We may be subject to claims against us even if an alleged injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and related processes relating to our products. If these medical personnel are not properly trained or are negligent in using our products, the therapeutic effect of our products may be diminished or the patient may suffer injury, which may subject us to liability. In addition, an injury resulting from the activities of our suppliers may serve as a basis for a claim against us. We do not promote our products for off-label or otherwise unapproved uses. However, we cannot prevent a physician from using our products for any off-label applications. If injury to a patient results from such an inappropriate use, we may become involved in a product liability suit, which will likely be expensive to defend.
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, which could result in substantial costs and liability.
          There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. For example, we have been made aware of a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 mm and are currently involved in litigation regarding this patent. We cannot guarantee that we will prevail in this litigation or that another patent holder will not file a lawsuit against us and prevail. If we decide that we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party’s patented intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not be able to develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products.
If we are not able to protect and control unpatented trade secrets, know-how and other technological innovation, we may suffer competitive harm.
          In addition to patented intellectual property, we also rely on unpatented technology, trade secrets, confidential information and know-how to protect our technology and maintain our competitive position, particularly when we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Future litigation proceedings may materially adversely affect our business.
          From time to time we are a defendant or plaintiff in various legal actions. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us may cause us to pay substantial damages or result in injunctions against future product sales. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management from our business operations, which could have a material adverse effect on our business.
Environmental and health safety laws may result in liabilities, expenses and restrictions on our operations.
          Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. Although we maintain insurance for certain environmental risks, subject to substantial deductibles, we cannot assure you that we will be able to continue to maintain this insurance in the future at an acceptable cost or at all. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations.

We depend on attracting and retaining key management, clinical, scientific and sales and marketing personnel, and the loss of these personnel could impair the development and sales of our products.
          Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and sales and marketing personnel. We do not have employment agreements with any of our employees. Their employment with us is ‘‘at will,’’ and each employee can terminate his or her agreement with us at any time and choose to work for our competitors. We do not carry ‘‘key person’’ insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel.
The initial cost of purchasing our laser unit is not reimbursed by third-party payers, which may hurt sales of both our laser units and our disposable products.
          Our laser-based procedures require that the healthcare provider use one of our CVX-300 laser units. We sell our CVX-300 laser units primarily to hospitals, which then bill third-party payers, such as government programs and private insurance plans, for the services the hospitals provide to individual patients using the CVX-300 laser unit. However, hospitals and other healthcare providers are not reimbursed for the substantial initial cost of purchasing the laser unit and the amount reimbursed to a hospital for procedures involving our products may not be adequate to allow them to recoup their initial investment in our laser unit. By contrast, many competing products and procedures, like balloon angioplasty do not require the up-front investment in the form of a capital equipment purchase, lease, or rental. As a result, the initial cost of purchasing our laser unit may prevent hospitals and other healthcare providers from using our disposable devices, which in turn would adversely affect our revenue from the sale and rental of laser units. Moreover, because our catheters and other disposable products generally can be used only in conjunction with our laser unit, any limitation of the acquisition of our laser units by hospitals and other healthcare providers will adversely affect sales of our disposable products.
If we make acquisitions, we could encounter difficulties that harm our business.
          We may acquire companies, products or technologies that we believe to be complementary to the present or future direction of our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, financials, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, our stockholders may experience substantial dilution.
Our stock price may continue to be volatile.
     The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:
•	actual or anticipated fluctuations in our operating results and the operating results of competitors;

•	announcements of technological innovations or new products by us or our competitors;

•	results of clinical trials or studies by us or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights, including assertions that our intellectual property infringes the rights of others;

•	public concern regarding the safety of products developed by us or others;

•	the initiation or cessation in coverage of our common stock, or changes in estimates or recommendations concerning us or our common stock, by securities analysts;

•	changes in accounting principles;

•	past or future management changes;

•	litigation;

•	changes in general market and economic conditions; and

•	the possibility of our financing future operations through additional issuances of equity securities, which may result in dilution to existing stockholders.
     In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceeding or satisfy any judgments that may be reached against us.
Protection against unsolicited takeovers in our rights plan, charter and bylaws may reduce or eliminate our stockholders’ ability to resell their shares at a premium over market price.
     Our stockholders rights plan recently expired, and we intend to adopt a new rights plan in the foreseeable future. The new rights plan may prevent an unsolicited change of control of Spectranetics. The new rights plan may adversely affect the market price of our common stock or the ability of stockholders to participate in a transaction in which they might otherwise receive a premium for their shares. In addition, the issuance of preferred stock or common stock upon exercise of rights issued under this plan could dilute the voting, liquidation and other economic rights of our stockholders and make it more difficult for a third party to acquire us.
     Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and advance notification procedures for stockholder proposals that could have the effect of discouraging, delaying or preventing an unsolicited change in the control of Spectranetics. Our board of directors is elected for staggered three year terms, which prevents stockholders from electing all directors at cash annual meeting and may have the effect of discouraging, delaying or preventing a change in control.
     We are subject to Section 203 of the Delaware General Corporation law, which in general and subject to exceptions, prohibits a publicly held Delaware corporation from engaging in a “business combination” (as defined in Section 203) with an “interested stockholder” (as defined in Section 203) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay or prevent an acquisition of our company even at a price our stockholders may find attractive.
Items 2-5. Not applicable

Item 6. Exhibits

10.2	(e)	Lease covering a portion of the Company’s facilities between the Company and John Sanders, dated April 19, 2006.

10.	39	Employment letter agreement between the Company and Stephen D. Okland dated February 10, 2006.

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

May 10, 2006
/s/ John G. Schulte
John G. Schulte
President and Chief Executive Officer

May 10, 2006
/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

Exhibit Index

No.	Description
10.2(e)	Lease covering a portion of the Company’s facilities between the Company and John Sanders, dated April 19, 2006.

10.39	Employment letter agreement between the Company and Stephen D. Okland dated February 10, 2006

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.1(b)	Section 1350 Certification