Form 10-Q
period 2006-06-30
SPECTRANETICS CORP
filed 2006-08-14
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
As of August 11, 2006 there were 30,782,821 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2006	2005
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$8,787	$6,183
Investment securities available for sale	47,359	8,754
Trade accounts receivable, net of allowances of $391 and $435, respectively	9,590	8,141
Inventories, net	5,606	2,967
Deferred income taxes, net	65	65
Prepaid expenses and other current assets	1,525	663

Total current assets	72,932	26,773
Property, plant and equipment, net of accumulated depreciation of $11,241 and $10,169, respectively	11,975	8,801
Long-term investment securities available for sale	2,065	1,976
Long-term deferred income taxes, net	555	782
Goodwill, net	308	308
Other assets	77	135

Total Assets	$87,912	$38,775

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$8,330	$9,672
Deferred revenue	2,047	1,888

Total current liabilities	10,377	11,560
Deferred revenue, noncurrent	4	16
Other long-term liabilities	9	15

Total liabilities	10,390	11,591

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 30,760,628 and 26,250,924 shares, respectively	31	26
Additional paid-in capital	150,243	99,674
Accumulated other comprehensive loss	(51)	(145)
Accumulated deficit	(72,701)	(72,371)

Total shareholders’ equity	77,522	27,184

Total Liabilities and Shareholders’ Equity	$87,912	$38,775

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$15,997	$10,645	$29,614	$19,698
Cost of revenue	4,208	2,639	7,855	4,815

Gross margin	11,789	8,006	21,759	14,883

Gross margin %	74%	75%	73%	76%

Operating expenses:
Selling, general and administrative	9,584	5,882	18,463	11,266
Research, development and other technology	2,137	1,553	3,971	3,018

Total operating expenses	11,721	7,435	22,434	14,284

Operating income (loss)	68	571	(675)	599
Other income (expense):
Interest income	456	78	588	177
Other, net	(8)	(6)	(16)	(1)

Total other income	448	72	572	176

Income (loss) before income taxes	516	643	(103)	775
Income tax expense	(208)	(401)	(227)	(458)

Net income (loss)	$308	$242	$(330)	$317

Other comprehensive income (loss):
Foreign currency translation	84	(90)	110	(168)
Unrealized gain (loss) on investment securities	(29)	36	(16)	—

Comprehensive income (loss)	$363	$188	$(236)	$149

Net income (loss) per share — basic	$0.01	$0.01	$(0.01)	$0.01

Net income (loss) per share — diluted	$0.01	$0.01	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	28,471,232	25,817,710	27,421,519	25,740,890

Diluted	31,258,511	27,649,659	27,421,519	27,646,172

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(330)	$317
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Stock option compensation	1,227	—
Depreciation and amortization	1,281	821
Fair value of options granted for consulting services	7	7
Deferred income taxes	227	458
Net change in operating assets and liabilities	(8,837)	(2,858)

Net cash used by operating activities	(6,425)	(1,255)

Cash flows from investing activities:
Purchases of investment securities	(42,310)	(2,002)
Purchase of land and building	—	(1,350)
Other capital expenditures	(1,685)	(254)
Proceeds at maturity and sales of investment securities	3,600	3,994

Net cash (used in) provided by investing activities	(40,395)	388

Cash flows from financing activities:
Net proceeds from common stock issuance, including proceeds from exercise of stock options	49,340	1,655

Net cash provided by financing activities	49,340	1,655

Effect of exchange rate changes on cash	84	(132)

Net increase in cash and cash equivalents	2,604	656
Cash and cash equivalents at beginning of period	6,183	4,004

Cash and cash equivalents at end of period	$8,787	$4,660

Supplemental disclosures of cash flow information —

Cash paid for interest	$387	$—

Cash paid for taxes	$82	$9

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
          We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accrued royalty expenses. Actual results could differ from those estimates.
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
          The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $607,000 and $1,227,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense related to employee stock options disclosed but not recognized in the financial statements for the three and six months ended June 30, 2005 was $276,000 and $536,000, respectively, before income tax benefit.
          SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
          The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through June 30, 2006 generally vest over one to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At June 30, 2006, there were 578,745 shares available for future issuance under these plans.
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
Valuation and Expense Information under SFAS 123(R)
          The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended June 30, 2006 respectively, using the Black-Scholes pricing model:

	Three months ended	Six months ended
	June 30,	June 30,
	2006	2006
Expected life (years)	5.00	4.96

Risk-free interest rate	5.10%	4.85%
Expected volatility	154.9%	156.0%
Expected dividend yield	None	None
Weighted average fair value	$11.47	$9.74

          The following table summarizes stock option activity through the six months ended June 30, 2006:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2006	3,837,911	$4.08
Granted	406,250	11.27
Exercised	(334,078)	4.15
Cancelled	(79,126)	5.73

Outstanding at June 30, 2006	3,830,957	$4.71	6.20	$19,510,315
          The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.72 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 2,570,529.
          As of June 30, 2006 there was $6,837,834 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.0 years.
          Prior to adoption of SFAS No. 123(R) on January 1, 2006, the Company followed SFAS No. 123 which allowed for the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), provided that pro forma results of operations were disclosed for those options granted under the fair value method. Accordingly, the Company accounted for stock options granted to employees and directors of the Company under the intrinsic value method. Had the Company reported compensation costs as determined by the fair value method of accounting for option grants to employees and directors, net income and net income per common share would approximate the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings as reported	$242	$317
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	(170)	(330)

Net earnings (loss), pro forma under FAS No. 123	$72	$(13)

Net earnings per common share — basic and diluted -as reported	$0.01	$0.02
Net earnings (loss) per common share — basic and diluted-pro forma	$0.00	$(0.00)
          For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Risk free interest rate	3.72%	3.93%
Expected life (years)	5.65	5.62
Expected dividend yield	—	—
Weighted average fair value	$5.31	$5.34
Expected volatility	156.1%	156.4%
(3) Net Income Per Share
          The Company calculates net income per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.
          Diluted net loss per share is the same as basic loss per share for the six months ended June 30, 2006 as potential common stock instruments are anti-dilutive. For the three months ended June 30, 2006 and 2005, 823,194 and 711,131 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2006 and 2005, 3,830,957 and 681,645 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$308	$242	$(330)	$317

Common shares outstanding:
Historical common shares outstanding at beginning of period	26,448	25,758	26,251	25,378
Weighted average common shares issued	2,023	60	1,171	363

Weighted average common shares outstanding — basic	28,471	25,818	27,422	25,741
Effect of dilution — stock options	2,788	1,832	—	1,905

Weighted average common shares outstanding — diluted	31,259	27,650	27,422	27,646

Net income (loss) per share — basic	$0.01	$0.01	$(0.01)	$0.01

Net income (loss) per share — diluted	$0.01	$0.01	$(0.01)	$0.01

(4) Inventories
          Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$1,451	$709
Work in process	2,819	1,314
Finished goods	1,579	1,098
Less reserve for obsolescence and variance	(243)	(154)

	$5,606	$2,967

(5) Property, Plant and Equipment
          Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$270	270
Building and improvements	1,181	1,106
Manufacturing equipment and computers	8,412	6,944
Leasehold improvements	699	666
Equipment held for rental or loan	12,421	9,805
Furniture and fixtures	233	179
Less: accumulated depreciation	(11,241)	(10,169)

	$11,975	$8,801

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
(6) Deferred Revenue
          Deferred revenue was $2,051,000 and $1,904,000 at June 30, 2006 and December 31, 2005, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 10, “Revenue Recognition.”
(7) Sale of Common Stock
          On May 9, 2006, the Company completed a public offering of 4,140,000 shares of its common stock, which amount included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. The Company intends to use the net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes and business development activities.

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
U. S. Medical
          Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At June 30, 2006, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
          U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2006 and 2005, cost allocations of these functions to Europe Medical have not been performed.
          Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $754,000 and $510,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,257,000 and $1,017,000 for the six months ended June 30, 2006 and 2005, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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

          Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Equipment	$1,042	$875	$2,349	$1,440
Disposables	11,865	7,343	21,666	13,344
Service	1,624	1,222	3,103	2,581
Other, net of provision for sales returns	(43)	(79)	(117)	(79)

Subtotal — U.S. Medical	14,488	9,361	27,001	17,286

Equipment	365	222	438	440
Disposables	987	987	1,854	1,792
Service	139	75	276	180
Other, net of provision for sales returns	18	—	45	—

Subtotal — Europe Medical	1,509	1,284	2,613	2,412

Total revenue	$15,997	$10,645	$29,614	$19,698

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment net income (loss):
U.S. Medical	$112	$217	$(628)	$129
Europe Medical	196	25	298	188

Total net income (loss)	$308	$242	$(330)	$317

	June 30,	December 31,
	2006	2005
Segment assets:
U.S. Medical	$84,443	$36,149
Europe Medical	3,469	2,626

Total assets	$87,912	$38,775

(9) Income Taxes
          The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.
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
For the three and six months ended June 30, 2006, the Company recorded an income tax provision of $208,000 and $227,000, respectively, against its pretax book income (loss) of $516,000 and ($103,000), respectively. The Company has determined that a significant portion of the stock compensation expense it expects to record during 2006 relates to incentive stock options for which a tax benefit cannot be assumed, which caused the higher effective tax rate for the six months ended June 30, 2006.
(10) Revenue Recognition
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
          The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
          Cap-free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded in cost of revenue based upon a three- to five-year expected life of the unit depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of June 30, 2006, 90 laser units were in place under the Cap-free program.
          Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of June 30, 2006, 63 laser units were in place under the Evergreen program.
          Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of June 30, 2006, 81 laser units were in place under the evaluation program.

          The Company adopted Emerging Issues Task Force Bulletin (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), on July 1, 2003. The primary impact of the adoption of EITF No 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and, in some cases, completion of physician training. Deferred revenue associated with service to be performed during the warranty period totaled $146,000 and $96,000 for the three months ended June 30, 2006 and 2005, respectively. Deferred revenue associated with service to be performed during the warranty period for the six months ended June 30, 2006 and 2005 was $266,000 and 218,000, respectively.
(11) Commitments and Contingencies
Kenneth Fox
          We are the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. Spectranetics intends to vigorously defend the Dutch action, and its request for dismissal is pending in the Utrecht District Court. A hearing was held in June 2006 related to this request, and a decision on the matter is currently scheduled for August 2006.
Rentrop
          In July, 2003, we filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which we amended in September 2003, seeking declaratory relief that (1) our products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the ‘‘’125 patent’’); (2) the claims of the ’125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that we are, through our employees, a joint owner of any invention claimed in the ’125 patent. We also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of our trade secrets; (2) breach of the parties’ confidentiality agreement; and (3) wrongful taking of our confidential and proprietary information. On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the ‘‘’064 patent’’). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against us, under the ’064 patent (the ‘‘New York case’’). On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado. On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ’125 patent and ’064 patent, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We are also seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and have alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete. In September 2005, a hearing was held by the judge in this case. After explaining that he could not guarantee a court date within the next year due to the full legal docket in the federal district court in New York, he strongly encouraged that we and Dr. Rentrop agree to mediation. Both parties agreed and mediation hearings occurred in February 2006, with no settlement reached.

Although mediation efforts are currently ongoing, the case is currently expected to go back to the federal district court in New York.
Cardiomedica
          We have been involved in a dispute with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between us and Cardiomedica. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics International B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1.4 million euros which is based on their estimate of potential profits during the three-year period. Spectranetics International B.V. estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $260,000 for the three-year period, and such amount is included in accrued liabilities at June 30, 2006. We intend to vigorously defend the calculation of lost profits.
Edwards Lifesciences
          During August 2004, Edwards Lifesciences Corporation, one of our licensors, initiated arbitration proceedings involving a disagreement over royalties paid to them since the inception of a license agreement in October 2000. The disagreement centered on the treatment of certain service-based revenue, including repair and maintenance, and physician and clinical training services. We believed these were beyond the scope of the license agreement. Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that we were required to pay royalties on certain service-based revenue. In September 2005, we received further clarification of the arbitrator’s ruling and as a result recorded an additional loss provision of $280,000 in the third quarter of 2005. In December 2005, the arbitrator awarded Edwards $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. At December 31, 2005, we accrued costs of $2,905,000 associated with the resolution of this matter based on the arbitrator’s awards, including the interest amount discussed above. In January 2006, we remitted a payment of $2,905,000 to Edwards which closes this matter.
KRAUTH
          On December 31, 2005, our agreement with KRAUTH medical KG (‘‘KRAUTH’’) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit is seeking goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagree both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation. We have accrued $75,000 in our financial statements at June 30, 2006. We intend to vigorously defend our position in this matter.
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
          This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors set forth in Part II, Item 1A — Risk Factors in this Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 15, 2006. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.
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
          Although 89% of our revenue was derived in the United States for the three months ended June 30, 2006, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We currently expect reimbursement approval in late 2006, although there are no assurances that reimbursement will be received then, if at all. We do not expect significant revenue increases in Japan until reimbursement is received.
          Our goal is to become a leading provider of innovative, minimally invasive solutions for the treatment of cardiovascular disease. To achieve this objective, we will focus our efforts on further penetration of the peripheral market. We will do so through continuing expansion of our field sales force, expanded clinical research, and increased product development efforts. We believe these costs are necessary to establish our laser technology within the peripheral market and provide a platform for sustainable revenue growth in future years. As a result of the increased expenses, we may not maintain profitability.
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
          We are currently sponsoring ongoing clinical trials as described below:
          Peripheral arterial disease. We have received conditional FDA approval to begin our CLiRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO trial, a pivotal IDE clinical trial for our TURBO-Booster catheter in the treatment of larger diameter arteries within the legs. In July 2006, we enrolled the first patient in the trial that will enroll 85 patients at 15 sites in the United States and Europe. The objective of the CELLO trial is to demonstrate atherectomy in the larger diameter superficial femoral artery. Clinical data from the registry will be used to seek FDA 510(k) clearance for the device. However, we cannot assure you that this FDA clearance will be received when anticipated or at all.
          AMI, or heart attack. We are currently analyzing data from a prospective registry at up to 20 sites in the United States and Europe that has enrolled 80 patients. The Extended Flow in Acute Myocardial Infarction patients after Laser Intervention trial, or Extended FAMILI trial, is a feasibility trial to rapidly restore blood flow in patients who have had a heart attack. This trial will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and ST-segment resolution, which is a measurement of heart muscle recovery following restoration of bloodflow to the heart after a heart attack, for a subset of patients. The trial includes 30-day and 6-month clinical follow-up. Enrollment in the trial was completed in 2005. We expect to complete the six-month follow up and data analysis in 2006.
          Chronic Total Occlusions(CTOs). Our Superwire catheter is a 0.014” catheter designed to combine the handling characteristics of a guidewire with laser energy at the tip of the device. In the second half of 2006, we plan to seek FDA approval to initiate our pivotal IDE clinical trial for our Superwire catheter to address coronary CTOs not crossable by a guidewire, which we expect to initiate in early 2007.
          As to product development, our primary focus is to develop products capable of generating larger lumens within a blocked superficial femoral artery (SFA), which is the main leg artery above the knee. In August 2005, we received 510(k) clearance from the FDA to market the 2.5 Turbo catheter, which incorporates additional laser fibers at the tip for improved ablation, 80-hertz capability designed to enhance laser ablation efficiency, a lubricious hydrophilic coating to assist with navigation of the device, and “continuous on” lasing, which is different from the 10 seconds on and 4 seconds off cycle for our coronary catheters. In October 2005, we received FDA clearance to incorporate these features into our entire CLiRpath product line. We completed the launch of this CLiRpath Turbo product line to replace the CLiRpath catheters during the second quarter of 2006.
          We are also in the early stages of product development on various products targeted in the treatment of chronic total occlusions, or CTO’s. In May 2006, we signed a catheter development agreement with Bioscan Technologies, Ltd. The initial phase of the contract will focus on the feasibility of combining our fiber-optic laser catheters with the optical imaging technology of BioScan. If feasibility is proven, the project will move to a product development phase.
          We are also in the early stages of development of a next-generation laser system.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
Results of Operations
          The following table summarizes key supplemental financial information for the last 5 quarters.

	2005			2006
	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
(000’s, except per share and unit sale amounts)
Laser Revenue:
Equipment sales	$691	$767	$972	$820	$804
Rental fees	406	447	629	560	603

Total laser revenue	1,097	1,214	1,601	1,380	1,407

Disposable Products Revenue:
Fiber-optic atherectomy revenue	4,207	4,236	4,809	5,081	6,934
Support catheter revenue	755	793	955	1,573	1,840

Total atherectomy revenue	4,962	5,029	5,764	6,654	8,774

Fiber-optic lead removal revenue	2,254	2,441	2,438	2,759	2,693
Other devices and accessories revenue	1,114	1,209	1,028	1,255	1,385

Total lead removal revenue	3,368	3,650	3,466	4,014	4,078

Service and other revenue	1,218	1,337	1,453	1,569	1,738

Total revenue	10,645	11,230	12,284	13,617	15,997

Net income (loss)	$242	$506	$215	$(638)*	$308	*
Net income (loss) per share:
Basic	$0.01	$0.02	$0.01	$(0.02)	$0.01
Diluted	$0.01	$0.02	$0.01	$(0.02)	$0.01

Net cash provided by (used in) operating activities	$(244)	$460	$330	$(5,501)	$(924)
Total cash and investment securities (current and non-current)	$16,074	$16,800	$16,913	$11,183	$58,211
Laser sales summary:
Laser sales from inventory	3	4	2	2	1
Laser sales from evaluation/rental units	2	2	6	4	5

Total laser sales	5	6	8	6	6

*	Includes stock-based compensation of $620 and $607, respectively, for the 1st and 2nd quarters of 2006.

Worldwide Installed Base Summary:

Laser sales from inventory	3	4	2	2	1
Rental placements	9	14	26	22	25
Evaluation placements	8	4	8	8	3

Laser placements during quarter	20	22	36	32	29
Buy-backs/returns during quarter	(3)	(4)	(6)	(3)	(4)

Net laser placements during quarter	17	18	30	29	25
Total lasers placed at end of quarter	446	464	494	523	548

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
     Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
          Revenue for the second quarter of 2006 was $15,997,000, an increase of 50 percent as compared to $10,645,000 during the second quarter of 2005. This increase is mainly attributable to a 54 percent increase in disposable products revenue, which consists of single-use catheter products, and a 28 percent increase in equipment revenue.
          We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the three months ended June 30, 2006, our atherectomy revenue totaled $8,774,000 (68% of our disposable products revenue) and our lead removal revenue totaled $4,078,000 (32% of our disposable products revenue). For the three months ended June 30, 2005, our atherectomy revenue totaled $4,962,000 (60% of our disposable products revenue) and our lead removal revenue totaled $3,368,000 (40% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular systems, grew 77% in the second quarter of 2006 as compared with the second quarter of 2005. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our CLiRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Approximately 20% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to our CLiRpath Turbo product line, the launch of which was completed in the second quarter of 2006. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CLiRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
          Lead removal revenue grew 21% for the three-month period ended June 30, 2006, as compared with the same three-month period in 2005. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. Recent clinical studies (MADIT II and ScD-Heft) have shown results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT II clinical trial became available in 2002 and ScD-Heft clinical trials were made public in March 2004. Growth in the ICD market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established in the U.S. for the hospitals and electrophysiologists who treat these patients, although there can be no assurance that this growth will occur. Generally, growth in the ICD market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care. We continue to believe that these favorable market dynamics will contribute to lead removal growth for the remainder of 2006; however, there can be no assurances that this will occur.
          Laser equipment revenue was $1,407,000 and $1,097,000 for the three months ended June 30, 2006 and 2005, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $804,000 during the three month period ended June 30, 2006 from $691,000 during the three month period ended June 30, 2005. We sold 6 laser units (1 as an outright sale from inventory and 5 sale conversions from evaluation or rental programs) during the second quarter of 2006 and 5 laser units (3 as outright sales from inventory and 2 sale conversions from evaluation/rental programs) during the same quarter in 2005. Rental revenue increased 49% during the three-month period ended June 30, 2006, to $603,000 in the second quarter of 2006 from $406,000 in the second quarter of 2005. This increase is consistent with the increase in our installed rental base of laser systems; approximately 80% of our new laser placements in the second quarter of 2006 were under our CapFree program, which was introduced in the second quarter of 2005.
          Our worldwide installed base of laser systems increased by 25 during the quarter ended June 30, 2006, compared with an increase of 17 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 548 (424 in the U.S.) at June 30, 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
          Service and other revenue increased to $1,738,000 for the second quarter of 2006 as compared to $1,218,000 for the second quarter of 2005. The 43% increase was due primarily to the increased installed base of laser units.
          Gross margin for the second quarter of 2006 was 74%, compared with a gross margin of 75% for the second quarter of 2005. The slight decrease in margin percentage from the previous year was due primarily to additional personnel, equipment and related costs targeted at raising production capacity. Further, production scrap is higher than the comparable period of a year ago, primarily as a result of higher unit volumes, new production equipment and the manufacturing of new products. This was partially offset by increases in unit prices for the CLiRpath Turbo product lines, which were launched in the first half of 2006.
          Operating expenses of $11,721,000 in the second quarter of 2006 increased 58% from $7,435,000 in the second quarter of 2005. This increase is mainly due to a 63% increase in selling, general and administrative expenses relative to the same period in 2005, and a 38% increase in research, development and other technology expenses relative to the same period of a year ago.
          Selling, general and administrative expenses increased 63% to $9,584,000 for the three months ended June 30, 2006 from $5,882,000 in the prior year period. Approximately $577,000 of the increase relates to stock compensation expense recorded to selling, general and administrative departments in the second quarter of 2006 related to our adoption of FAS 123R as of January 1, 2006. The remainder of the increase is primarily due to:
•	Marketing and selling expenses increased approximately $2,500,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,100,000 associated with an increase of 29 additional employees within our U.S. field sales, marketing and training organizations as of the end of the second quarter of 2006 as compared with the end of the second quarter of 2005. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $860,000, which is mainly due to the increase in revenues and additional employees.

•	Increased costs of approximately $400,000 associated with increased volume of marketing communications, Company-sponsored educational summits for physicians, and conventions, all in support of the increase in sales.

•	Approximately $175,000 in increased materials and supplies usage in our various sales and marketing departments.
•	General and administrative expenses increased approximately $700,000 in the second quarter of 2006 compared with the same period of the prior year, primarily the result of the following:
•	Increased personnel-related costs of approximately $260,000 associated with increased staffing compared to a year ago.

•	Increased expenses related to our information technology and telecommunications infrastructure, including depreciation and amortization expense related to new enterprise software and telecommunications systems installed in the first quarter of 2006, as well as increased technology consulting services. Combined with an increase in related supplies expense, the total increase related to these items was approximately $200,000.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
•	Increased costs of approximately $80,000 associated with accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Increased costs of approximately $80,000 associated with general corporate outside consulting services expense.

•	Increased insurance expense of approximately $55,000 associated with higher premiums for most of our coverages.
          Research, development and other technology expenses of $2,137,000 for the second quarter of 2006 increased 38% from $1,553,000 in the second quarter of 2005. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $310,000 due primarily to the hiring of 8 additional engineering and clinical studies employees since the year-ago period.

•	Increased materials usage of approximately $270,000 compared to the prior year period in various research and development projects.

•	Stock compensation expense for R&D departments of approximately $30,000 recorded in the second quarter of 2006.
          Interest income increased significantly in the second quarter of 2006 to $456,000 due to the investment of the net $47.9 million proceeds of our secondary offering of our common stock which was completed in the second quarter of 2006. Substantially all of the proceeds of the offering have been invested in short-term government or government agency securities, or money market funds.
          For the three months ended June 30, 2006, we recorded an income tax provision of $208,000 against our pretax book income of $516,000. In the second quarter of 2005, we recorded an income tax provision of $401,000 against pretax book income of $643,000, a 59% effective rate. The 2005 rate was higher than Federal statutory rate due to a provision for state income taxes, as well as nondeductible meals and entertainment expenses.
          We recorded net income for the three months ended June 30, 2006 of $308,000, compared with net income of $242,000 in the same quarter last year. The improvement in our net income was primarily due to the increase in revenue, offset by stock compensation expense of $607,000 recorded in the second quarter of 2006 related to the adoption of FAS 123R effective January 1, 2006.
          The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2006, as compared with the three months ended June 30, 2005, caused a decrease in consolidated revenue of $33,000 and a decrease in consolidated operating expenses of $15,000.
Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005
          Revenue for the six months ended June 30, 2006 was $29,614,000, an increase of 50 percent from revenue of $19,698,000 for the six months ended June 30, 2005. This resulted from an increase of 55% in disposable products revenue and a 48% increase in laser revenue. Service and other revenue increased 23% compared with last year.
          An 85% increase in atherectomy revenue combined with an 19% increase in lead removal products revenue resulted in an increase of 55% in disposable products revenue. The increase in disposable product revenue was due primarily to unit volume increases, however, approximately 10% of the year-to-date atherectomy revenue growth was due to unit price increases related to our Clirpath Turbo product line, the launch of which was completed in the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
          Laser equipment revenue of $2,787,000 for the six months ended June 30, 2006 increased 48% from $1,880,000 for the comparable prior year period. For the six months ended June 30, 2006, our installed base of excimer laser systems increased by 54 to 548 excimer laser systems (424 in the United States) compared with 29 net placements during the six months ended June 30, 2005.
          Laser sales revenue, which is included in laser equipment revenue, increased 47% to $1,624,000 for the first six months of 2006 from $1,107,000 for the same period in 2005. The increase was due to the sale of four additional units, partially offset by a decrease in average sale prices for the units sold (due to a higher mix of rental/evaluation conversions as compared to sales from inventory). Rental revenue increased from $1,163,000 for the six month period ended June 30, 2006 from $773,000 for the six month period ended June 30, 2005, which was mainly due to an increase in systems placed under our various rental programs, particularly our Cap-free program, which was introduced in the second quarter of 2005.
          Service and other revenue of $3,307,000 during the six months ended June 30, 2006 increased 23% from $2,682,000 for the six months ended June 30, 2005, due primarily to the increased installed base of laser units.
          Gross margin decreased to 73% during the six months ended June 30, 2006, from 76% for the six months ended June 30, 2005. This decrease was mainly due to an increase in staffing, equipment and related costs targeted at raising production capacity. Further, production scrap is higher than the comparable period of a year ago, primarily as a result of higher unit volumes, new production equipment and the manufacturing of new products. This was partially offset by an increase in unit prices related to our CLirpath Turbo product line.
          Operating expenses increased 57% in the six months ended June 30, 2006 to $22,434,000, compared with $14,284,000 for the six months ended June 30, 2005.
          Selling, general and administrative expenses increased 64% to $18,463,000 for the six months ended June 30, 2006 from $11,266,000 for the six months ended June 30, 2005. Approximately $1,104,000 of the increase relates to stock compensation expense recorded to selling, general and administrative departments for the first time in the first half of 2006 upon the adoption of FAS 123(R) as of January 1, 2006. The remainder of the increase is primarily due to:
•	Marketing and selling expenses increased approximately $4,930,000 compared with last year as a result of the following:
•	Approximately $2,450,000 relates to personnel-related expenses associated with an increase of 29 additional employees in our U.S. field sales, marketing and training organizations as of the end of the second quarter of 2006 as compared with the end of the second quarter of 2005, and $1,400,000 relates to higher commissions as a result of increased revenue compared with the prior year period.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
•	Approximately $720,000 relates to increased convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions.

•	Approximately $280,000 relates to increased materials and supplies costs consumed by our various sales and marketing departments.

•	Approximately $80,000 relates to increased telecommunications expense and facilities allocations.
•	An increase of approximately $800,000 in general and administrative expenses from last year is due primarily to the following:
•	Increased personnel-related costs of approximately $475,000 associated with increased staffing.

•	Increased costs of approximately $390,000 as compared with last year related to accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Increased expenses related to our information technology and telecommunications infrastructure, including depreciation and amortization expense related to new enterprise software and telecommunications systems installed in the first quarter of 2006, as well as increased technology consulting expenses. As a whole, these expenses increased approximately $350,000 for the six months ended June 30, 2006 as compared to the prior year period.

•	Decreased legal and other corporate outside services of $180,000 due to decreased activity in the various legal matters we are involved with.

•	Decreased audit and other fees totaling approximately $140,000, primarily due to a decrease in the amounts spent during the first six months of 2006 for outside consultants relating to Sarbanes-Oxley compliance.
          Research, development and other technology expenses of $3,971,000 for the six months ended June 30, 2006 increased 29 percent from $3,018,000 for the six months ended June 30, 2005. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to the following:
•	Increased personnel-related costs of $580,000 due to the hiring of 8 additional engineering employees since the year-ago period.

•	Increased materials usage of approximately $220,000 compared to the prior year period in various research and development projects.

•	Increased legal fees of approximately $110,000 related mainly to the application and maintenance of patents and the fees associated with the preparation of project and other agreements.

•	Stock compensation expense for R&D departments of approximately $123,000 recorded in the first half of 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
•	Decreased clinical studies and R&D development outside services expense of approximately $50,000 (although these are expected to increase in the second half of 2006 as our CELLO clinical study and other development projects get underway).
          Interest income for the six months ended June 30, 2006 was $588,000, compared with $177,000 last year. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006.
          For the six months ended June 30, 2006, we recorded a provision for income tax expense of $227,000, or 220% of our loss before income tax expense, compared to income tax expense of $458,000, or 59% of income before income tax expense, for the same period of the prior year. The high 2006 effective tax rate results from the fact that we have determined that a significant portion of the stock compensation expense we expect to record during 2006 relates to incentive stock options for which a tax benefit cannot be assumed. The effective tax rate for 2005 exceeded the statutory rate due to (1) certain expenses not deductible for tax purposes; (2) losses incurred by our Netherlands subsidiary for which no tax benefit has been recognized; and (3) state taxes net of federal benefit.
          Net loss for the six months ended June 30, 2006, was $330,000, compared with net income of $317,000 for the same period in 2005. The net loss for 2006 includes $1,227,000 of stock compensation expense recorded for the first time in 2006; no stock compensation expense was recorded in 2005 prior to the adoption of FAS 123(R) which was effective January 1, 2006.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2006, as compared with the six months ended June 30, 2005, caused a decrease in consolidated revenue of $162,000 and a decrease in consolidated operating expenses of $87,000.
Liquidity and Capital Resources
          Cash, cash equivalents, and current and long-term investments in marketable securities as of June 30, 2006 were $58,211,000, an increase of $41,298,000 from $16,913,000 at December 31, 2005. During the second quarter of 2006, we completed a public offering of 4,140,000 shares of our common stock, which amount included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. We intend to use the estimated net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes and business development activities.
          Cash used by operating activities of $6,425,000 for the six months ended June 30, 2006 consisted primarily of the following:
•	In January 2006, we paid $2,905,000 to a licensor to settle a royalty dispute. This amount was included in accrued liabilities at December 31, 2005. The payment of the royalty settlement is discussed in Part II, Item 1 — Legal Proceedings within this report.

•	Increased inventories of $2,639,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	Increase in equipment held for rental or loan of $2,616,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs.

•	Increase in accounts receivable of approximately $1,449,000 due to increased sales.
            The above uses of cash by operating activities were offset by the following sources for the six months ended June 30, 2006:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
•	Net loss of $330,000 for the six months ended June 30, 2006, plus non-cash expenses of $2,515,000, which primarily consist of depreciation and amortization of $1,281,000 and stock compensation expense of $1,227,000.

•	An increase in accounts payable and accrued liabilities of approximately $1,563,000 (exclusive of the payment of the accrued royalty settlement liability), mainly due increased trade accounts payable as a result of increased purchasing activity, as well as increased accrued payroll and commissions expense.
          The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the second quarter. Inventory turns are calculated by dividing annualized cost of sales for the second quarter by ending inventory.

	June 30, 2006	December 31, 2005
Days Sales Outstanding	55	60
Inventory Turns	3.0	4.1
          The reduction in inventory turns is primarily due to the increase in inventory as of June 30, 2006 that was necessitated in order to meet the increased demand for our laser systems.
          For the six months ended June 30, 2006, cash used by investing activities was $40,395,000, primarily due to the investment of a large portion of the net proceeds of the stock offering noted above, partially offset by capital expenditures of $1,685,000. Capital expenditures during the first half of 2006 were primarily related to manufacturing equipment as well as expenditures related to new enterprise software and telecommunications systems.
          Cash provided by financing activities for the six month period ended June 30, 2006 was $49,340,000, comprised of $47,877,000 of net proceeds from the stock offering, and $1,463,000 of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At June 30, 2006, there were no debt or capital lease obligations.
          At June 30, 2006, and December 31, 2005, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $12,421,000 and $9,805,000 was recorded as equipment held for rental or loan at June 30, 2006 and December 31, 2005, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured.
          We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as rental revenue each month, believing it to be the best measurement of the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of June 30, 2006, 90 laser units were in place under the Cap-free program.

(2)	Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five-

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (cont’d)
year expected life of the unit depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3,000-$5,000 per month under this program. As of June 30, 2006, 63 laser units were in place under the Evergreen programs.

(3)	Evaluation programs — The evaluation program involves the loan of our laser system to institutions. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit depending on whether it is a remanufactured unit or a new laser unit. Cost to maintain the equipment are expensed as incurred. As of June 30, 2006, 81 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the cap-free rental program has become our primary laser placement program since its introduction in June 2005.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of June 30, 2006, the unrealized loss on our investment securities was approximately $98,000.
          As of June 30, 2006, we had cash and cash equivalents of $8.8 million, and current and long-term investment securities of $49.4 million. Overall average duration to maturity for all cash and investment securities is less than one year with 96% of the portfolio under one year and the remaining 4% between one and two years. At June 30, 2006, the investment securities consisted of government or government agency securities.
          Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended June 30, 2006, approximately $33,000 of decreased revenue and $15,000 of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended June 30, 2006 was a decrease in net income of $18,000.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there was a significant deficiency in certain internal controls over raw materials inventory quantities at June 30, 2006, as set forth below. Notwithstanding the significant deficiency that existed at June 30, 2006, management believes that the financial statements, and other financial information included in this report, fairly present in all material respects in accordance with accounting principles generally accepted in the United States of America our financial condition, results of operations and cash flow as of, and for, the periods presented in this report, and that our disclosure controls and procedures were effective at the reasonable assurance level.
     On July 31, 2006, we conducted a physical inventory of certain raw materials inventory at our manufacturing site in Colorado Springs, Colorado and identified discrepancies in certain raw materials inventory relating to disposable products between quantities shown in our perpetual records and quantities actually on-hand. As a result of this physical inventory, we determined that the carrying value of our inventory was overstated and the resulting adjustments have been recorded in the financial statements for the period ended June 30, 2006. Our investigation of this matter has revealed that certain transactions within raw materials inventory were not being properly recorded in our enterprise software system including (1) incorrect materials transfers due to erroneous quantities of a certain component within our support catheter bill of materials and (2) insufficient identification of inventory scrap transactions. As a result, we are implementing the following procedures designed to improve our internal controls over raw materials inventory quantities as well as enhance the overall inventory control environment: (i) more frequent and comprehensive cycle counts of the affected inventory locations; and (ii) increased review of bill of materials additions and changes.
     During the quarter ended June 30, 2006, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In August 2006, upon discovery of the inventory matter discussed above, the Company implemented and modified certain internal controls as described above.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Kenneth Fox
          We are the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. Spectranetics intends to vigorously defend the Dutch action, and its request for dismissal is pending in the Utrecht District Court. A hearing was held in June 2006 related to this request, and a decision on the matter is currently scheduled for August 2006.
Rentrop
          In July, 2003, we filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which we amended in September 2003, seeking declaratory relief that (1) our products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the ‘‘’125 patent’’); (2) the claims of the ’125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that we are, through our employees, a joint owner of any invention claimed in the ’125 patent. We also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of our trade secrets; (2) breach of the parties’ confidentiality agreement; and (3) wrongful taking of our confidential and proprietary information. On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the ‘‘’064 patent’’). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against us, under the ’064 patent (the ‘‘New York case’’). On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado. On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ’125 patent and ’064 patent, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We are also seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and have alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete. In September 2005, a hearing was held by the judge in this case. After explaining that he could not guarantee a court date within the next year due to the full legal docket in the federal district court in New York, he strongly encouraged that we and Dr. Rentrop agree to mediation. Both parties agreed and mediation hearings occurred in February 2006, with no settlement reached. Although mediation efforts are currently ongoing, the case is currently scheduled to go back to the federal district court in New York.
Cardiomedica
          We have been involved in a dispute with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between us and Cardiomedica. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics International B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1.4 million euros which is based on their estimate of potential profits during the three-year period. Spectranetics International B.V. estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $260,000 for the three-year period, and such amount is included in accrued liabilities at June 30, 2006. We intend to vigorously defend the calculation of lost profits.
KRAUTH
          On December 31, 2005, our agreement with KRAUTH medical KG (‘‘KRAUTH’’) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit is seeking goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagree both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation. We have accrued $75,000 in our financial statements at June 30, 2006. We intend to vigorously defend our position in this matter.
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
          Our ability to increase our revenue from current levels depends largely on our ability to increase sales in the peripheral arterial disease, or PAD, market with our CLiRpath line of disposable catheters that was introduced in 2004. A substantial portion of our growth in 2006 to date and 2005 was derived from sales of our CLiRpath catheters and in order to increase future revenue, we must increase sales of these products to existing and new customers. Beyond CLiRpath, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD market, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.
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
          Manufacturers of atherectomy or thrombectomy devices include SCIMED Life Systems, Inc. (a subsidiary of Boston Scientific Corporation), Abbott Vascular, Fox Hollow Technologies, Inc., Possis Medical, Inc. and Straub Medical AG. There are other potential competitors, such as Pathway Medical Technologies, Inc. and Cardiovascular Systems, Inc., that are currently seeking FDA clearance to market their mechanical atherectomy devices. We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete in the United States with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed-Institute fur Kathertechnologie GmbH, or VascoMed.
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
Some of our licensed patents have recently expired and others will expire in 2010, and our patents and proprietary rights may be proved invalid, which would enable competitors to copy our products.
          We hold patents and licenses to use patented technology, and have pending patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, system patents that include the use of our laser and our catheters together, and specific design features of our catheters. Two of our licensed patents relating to a laser method for severing or removing blockages within the body expired in August and November 2005, respectively, and another of our licensed patents relating to the use of a laser in a body lumen expired in July 2006. In addition, certain of our coupler patents and system patents expire in 2010. We are currently exploring new technology and design changes that may extend the patent protection for the coupler and system patents; however, we cannot assure you that we will be successful in doing so. As a result, upon expiration of these patents, our competitors may seek to produce products that include this technology which is no longer subject to patent protection and this increase in competition may negatively affect our business.
We have a history of losses and may not be able to maintain profitability.
          We incurred losses from operations since our inception in June 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At June 30, 2006, we had accumulated $72.5 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future. Although we demonstrated profitability over the last three years, we cannot assure you that we will be able to maintain profitability in the future, especially in light of the impact of Statement 123R as discussed below. For example, if Statement 123R had been in effect, we would have experienced a net loss in 2003 and 2005. In addition, after giving effect to Statement 123R, we incurred a net loss in the first six months of 2006 and we anticipate a net loss for 2006.
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
          Reimbursement varies from country to country, state to state and plan to plan and can significantly impact the acceptance of new products and services. Certain private third-party payers may view some of the procedures using our products as experimental and may not provide coverage. We cannot assure you that third-party payers will cover and reimburse the procedures using our products in whole or in part in the future or that payment rates will be adequate. Further, the adequacy of coverage and reimbursement by third-party payers is also related to the existence of billing codes to describe procedures that are performed using our products. There are currently a number of billing codes that are used by hospitals and physicians to bill for such procedures. We cannot provide assurances that the billing codes currently available will continue to be recognized by third-party payers for use by our customers.
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
          For the quarter ended June 30, 2006, our revenue from international operations represented 11% of consolidated revenue, of which 8% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
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
Items 2-3. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on June 6, 2006.

(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2009.

	For	Withheld
David G. Blackburn	23,711,586	67,875
R. John Fletcher	23,197,155	582,306
Craig M. Walker, M.D.	22,972,124	807,337
Emile J. Geisenheimer, Martin T. Hart, Joseph M. Ruggio M.D. and John G. Schulte continued their terms of office as directors after the meeting.

(2)	The Spectranetics Corporation 2006 Incentive Award Plan was approved:

In favor:	10,555,996
Against:	1,414,503
Abstain:	87,434
Broker non-votes	11,721,528

(3)	The appointment of Ehrhardt Keefe Steiner & Hottman PC as our registered public accounting firm for the current fiscal year was ratified:

In favor:	23,685,112
Against:	39,289
Abstain:	54,560
Item 5. Not applicable
Item 6. Exhibits
10.40 Catheter Development Agreement dated May 3, 2006 between the Company and Bioscan Technologies Ltd. (Confidential treatment has been requested for portions of this agreement).
31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.
31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.
32.1(a) Section 1350 Certification.
32.1(b) Section 1350 Certification
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 14, 2006	/s/ John G. Schulte
John G. Schulte
President and Chief Executive Officer

August 14, 2006	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX
Item 6. Exhibits
10.40 Catheter Development Agreement dated May 3, 2006 between the Company and Bioscan Technologies Ltd. (confidential treatment has been requested for portions of this agreement)
31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.
31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.
32.1(a) Section 1350 Certification.
32.1(b) Section 1350 Certification