Form 10-Q
period 2006-09-30
SPECTRANETICS CORP
filed 2006-11-09
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No . ☑.
As of November 7, 2006 there were 30,816,275 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 1. Notes to Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Items 2-5. Not applicable
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Rule 13(a)-14(a)/15d-14(a) Certification
Rule 13(a)-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification
Rule 13(a)-14(a)/15d-14(a) Certification
Rule 13(a)-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$11,263	$6,183
Investment securities available for sale	39,571	8,754
Trade accounts receivable, net of allowances of $335 and $435, respectively	10,294	8,141
Inventories, net	5,356	2,967
Deferred income taxes, net	65	65
Prepaid expenses and other current assets	1,617	663

Total current assets	68,166	26,773
Property, plant and equipment, net of accumulated depreciation and amortization of $11,574 and $10,169, respectively	13,789	8,801
Long-term investment securities available for sale	6,462	1,976
Long-term deferred income taxes, net	358	782
Goodwill, net	308	308
Other assets	104	135

Total Assets	$89,187	$38,775

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$8,759	$9,672
Deferred revenue	2,074	1,888

Total current liabilities	10,833	11,560
Deferred revenue, noncurrent	—	16
Other long-term liabilities	6	15

Total liabilities	10,839	11,591

Commitments and contingencies
Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 30,810,368 and 26,250,924 shares, respectively	31	26
Additional paid-in capital	151,173	99,674
Accumulated other comprehensive income (loss)	10	(145)
Accumulated deficit	(72,866)	(72,371)

Total shareholders’ equity	78,348	27,184

Total Liabilities and Shareholders’ Equity	$89,187	$38,775

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$16,194	$11,230	$45,808	$30,928
Cost of revenue	4,263	2,643	12,118	7,458

Gross margin	11,931	8,587	33,690	23,470

Gross margin %	74%	76%	74%	76%
Operating expenses:
Selling, general and administrative	10,105	6,128	28,568	17,394
Research, development and other technology	2,445	1,950	6,416	4,968

Total operating expenses	12,550	8,078	34,984	22,362

Operating (loss) income	(619)	509	(1,294)	1,108
Other income (expense):
Interest expense	(4)	(3)	(11)	(8)
Interest income	662	113	1,250	290
Other, net	(7)	4	(16)	8

Total other income	651	114	1,223	290

Income (loss) before income taxes	32	623	(71)	1,398
Income tax expense	(197)	(117)	(424)	(575)

Net (loss) income	$(165)	$506	$(495)	$823

Other comprehensive income (loss):
Foreign currency translation	—	3	110	(165)
Unrealized gain (loss) on investment securities	61	(25)	45	(25)

Comprehensive (loss) income	$(104)	$484	$(340)	$633

Net (loss) income per share — basic	$(0.01)	$0.02	$(0.02)	$0.03

Net (loss) income per share — diluted	$(0.01)	$0.02	$(0.02)	$0.03

Weighted average common shares outstanding:
Basic	30,790,918	26,070,324	28,556,994	25,851,908

Diluted	30,790,918	28,483,366	28,556,994	27,980,415

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(495)	$823
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Stock option compensation	1,975	—
Depreciation and amortization	2,055	1,267
Fair value of options granted for consulting services	10	10
Deferred income taxes	424	572
Net change in operating assets and liabilities	(10,839)	(3,467)

Net cash used by operating activities	(6,870)	(795)

Cash flows from investing activities:
Purchases of investment securities	(41,425)	(5,107)
Purchase of land and building	—	(1,350)
Other capital expenditures	(2,375)	(818)
Proceeds from maturity and sales of investment securities	6,167	7,011

Net cash used in investing activities	(37,633)	(264)

Cash flows from financing activities:
Net proceeds from common stock issuance, including proceeds from exercise of stock options	49,519	2,489

Net cash provided by financing activities	49,519	2,489

Effect of exchange rate changes on cash	64	(111)

Net increase in cash and cash equivalents	5,080	1,319
Cash and cash equivalents at beginning of period	6,183	4,004

Cash and cash equivalents at end of period	$11,263	$5,323

Supplemental disclosures of cash flow information —
Cash paid for interest	$387	$—

Cash paid for taxes	$89	$20

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
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; and accrued royalty expenses and accrued contingencies related to litigation. Actual results could differ from those estimates.
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
     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $748,000 and $1,975,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense related to employee stock options disclosed but not recognized in the financial statements for the three and nine months ended September 30, 2005 was $589,000 and $1,125,000, respectively, before income tax benefit.

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
     The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through September 30, 2006 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At September 30, 2006, there were 513,264 shares available for future issuance under these plans.
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
Valuation and Expense Information under SFAS 123(R)
     The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and nine months ended September 30, 2006 respectively, using the Black-Scholes pricing model:

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006
Expected life (years)	5.04	4.97
Risk-free interest rate	4.59%	4.82%
Expected volatility	154.9%	155.8%
Expected dividend yield	None	None
Weighted average fair value	$10.47	$10.45
     The following table summarizes stock option activity through the nine months ended September 30, 2006:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2006	3,837,911	$4.08
Granted	474,750	11.27
Exercised	(378,818)	4.11
Cancelled	(93,595)	6.80

Outstanding at September 30, 2006	3,840,248	$4.80	6.03	$22,439,542
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.70 on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 2,627,581.
     As of September 30, 2006 there was $6,659,439 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 3.1 years.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings as reported	$506	$823
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax	(363)	(693)

Net earnings, pro forma, under FAS No. 123	$143	$130

Net earnings per common share — basic and diluted- as reported	$0.02	$0.03
Net earnings per common share —basic- proforma	$0.01	$0.01
Net earnings per common share —diluted -proforma	$0.01	$0.00
     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions at September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Risk free interest rate	4.20%	4.05%
Expected life (years)	4.74	5.39
Expected dividend yield	—	—
Weighted average fair value	$7.34	$5.81
Expected volatility	162.5%	158.1%
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
     Diluted net loss per share is the same as basic loss per share for the three and nine months ended September 30, 2006 as potential common stock instruments are anti-dilutive. For the three months ended September 30, 2006 and 2005, 2,669,561 and 412,313 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2006 and 2005, 2,735,653 and 700,538 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net (loss) income	$(165)	$506	$(495)	$823

Common shares outstanding:
Historical common shares outstanding at beginning of period	30,761	25,980	26,251	25,378
Weighted average common shares issued	30	90	2,306	474

Weighted average common shares outstanding — basic	30,791	26,070	28,557	25,852
Effect of dilution — stock options	—	2,413	—	2,128

Weighted average common shares outstanding — diluted	30,791	28,483	28,557	27,980

Net (loss) income per share — basic	$(0.01)	$0.02	$(0.02)	$0.03

Net (loss) income per share — diluted	$(0.01)	$0.02	$(0.02)	$0.03

(4) Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$1,089	$709
Work in process	2,831	1,314
Finished goods	1,674	1,098
Less reserve for obsolescence and variance	(238)	(154)

	$5,356	$2,967

(5) Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$270	$270
Building and improvements	1,216	1,106
Manufacturing equipment and computers	8,615	6,944
Leasehold improvements	762	666
Equipment held for rental or loan	14,267	9,805
Furniture and fixtures	233	179
Less: accumulated depreciation and amortization	(11,574)	(10,169)

	$13,789	$8,801

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
(6) Deferred Revenue
     Deferred revenue was $2,074,000 and $1,904,000 at September 30, 2006 and December 31, 2005, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment. Additional information relating to the deferral of revenue associated with the warranty provided upon sale of equipment is included in Footnote 10, “Revenue Recognition.”
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
U. S. Medical
     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At September 30, 2006, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guidewire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2006 and 2005, cost allocations of these functions to Europe Medical have not been performed.
     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $364,000 and $384,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,621,000 and $1,010,000 for the nine months ended September 30, 2006 and 2005, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Equipment	$1,393	$1,056	$3,742	$2,496
Disposables	11,770	7,844	33,436	21,188
Service	1,628	1,278	4,731	3,859
Other, net of provision for sales returns	(87)	(55)	(204)	(134)

Subtotal — U.S. Medical	14,704	10,123	41,705	27,409

Equipment	319	158	757	598
Disposables	951	835	2,805	2,627
Service	142	114	418	294
Other, net of provision for sales returns	78	—	123	—

Subtotal — Europe Medical	1,490	1,107	4,103	3,519

Total revenue	$16,194	$11,230	$45,808	$30,928

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment net (loss) income:
U.S. Medical	$(220)	$410	$(848)	$539
Europe Medical	55	96	353	284

Total net (loss) income	$(165)	$506	$(495)	$823

	September 30,	December 31,
	2006	2005
Segment assets:
U.S. Medical	$86,168	$36,149
Europe Medical	3,019	2,626

Total assets	$89,187	$38,775

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
     For the three and nine months ended September 30, 2006, the Company recorded an income tax provision of $197,000 and $424,000, respectively, against its pretax book income (loss) of $32,000 and ($71,000), respectively. The Company has determined that a significant portion of the stock compensation expense it expects to record during 2006 relates to incentive stock options for which a tax benefit cannot be assumed, which caused the higher effective tax rate for the three and nine months ended September 30, 2006 as compared with the same periods last year.
(10) Revenue Recognition
     Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. The Company records a provision for sales returns based on historical returns experience. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company’s field service engineers are responsible for installation of each laser. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. The fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue from warranty service and service contracts is initially recorded as deferred revenue and recognized on a straight-line basis over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.
     The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
     Cap Free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customer’s use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded in cost of revenue based upon a three- to five-year expected life of the unit depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of September 30, 2006, 108 laser units were in place under the Cap Free program.
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

Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of September 30, 2006, 76 laser units were in place under the Evergreen program.
     Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the Company’s products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of September 30, 2006, 80 laser units were in place under the evaluation program.
     The Company adopted Emerging Issues Task Force Bulletin (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), on July 1, 2003. The primary impact of the adoption of EITF No 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and, in some cases, completion of physician training. Revenue recognized associated with service to be performed during the warranty period totaled $142,000 and $104,000 for the three months ended September 30, 2006 and 2005, respectively. Revenue recognized associated with service to be performed during the warranty period for the nine months ended September 30, 2006 and 2005 was $409,000 and 322,000, respectively.
(11) Commitments and Contingencies
Kenneth Fox
     The Company is the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In September 2006, the Dutch Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and the proceedings will move forward on the basis of jurisdiction over Spectranetics B.V. only. The Company believes that this decision significantly narrows the scope of the claim. Mr. Fox is currently in the process of appealing the Dutch Court’s jurisdiction decision. The Company intends to continue to vigorously defend the Dutch action.
Rentrop
     In July, 2003, we filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which we amended in September 2003, seeking declaratory relief that (1) our products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the ‘‘‘125 patent’’); (2) the claims of the ‘125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that we are, through our employees, a joint owner of any invention claimed in the ‘125 patent. We also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of our trade secrets; (2) breach of the parties’ confidentiality agreement; and (3) wrongful taking of our confidential and proprietary information. On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ‘125 patent, United States Patent No. 6,673,064 (the ‘‘‘064 patent’’). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against us, under the ‘064 patent (the ‘‘New York case’’). On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado. On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ‘125 patent and ‘064 patent, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We are also seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and have alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete. A trial date has been set for November 27, 2006. The Company continues to believe that the suit is without merit and intends to vigorously defend itself.
Cardiomedica
     We have been involved in a dispute with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between us and Cardiomedica. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In September 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics International B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1.4 million euros which is based on their estimate of potential profits during the three-year period. Spectranetics International B.V. estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $265,000 for the three-year period, and such amount is included in accrued liabilities at September 30, 2006. We intend to vigorously defend the calculation of lost profits.
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
KRAUTH
     On December 31, 2005, our agreement with KRAUTH medical KG (‘‘KRAUTH’’) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit sought goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagreed both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation.
     In September 2006, after extensive discussions, the parties agreed on a one-time payment of $297,000 to KRAUTH to settle the dispute in full. Since we had previously accrued $75,000 in our financial statements, we accrued an additional $222,000 to fully reserve for the settlement payment at September 30, 2006. The payment was made in October 2006, and the matter is now closed.
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
     Although 89% of our revenue was derived in the United States for the three months ended September 30, 2006, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement is received.
     Our goal is to become a leading provider of innovative, minimally invasive solutions for the treatment of cardiovascular disease. To achieve this objective, we will focus our efforts on further penetration of the peripheral market. We will do so through continuing expansion of our field sales force, expanded clinical research, and increased product development efforts. We believe these costs are necessary to establish our laser technology within the peripheral market and provide a platform for sustainable revenue growth in future years. Due in part to these increased expenses, we have incurred a net loss during the three and nine months ended September 30, 2006.
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

     We are currently sponsoring ongoing clinical trials as described below:
     Peripheral arterial disease. We have received conditional FDA approval to begin our CLiRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO trial, a pivotal IDE clinical trial for our TURBO-Booster catheter in the treatment of larger diameter arteries within the legs. During the third quarter of 2006, we enrolled seven patients in the trial, and expect that we will enroll 85 patients at 15 sites in the United States and Europe. The objective of the CELLO trial is to demonstrate atherectomy in the larger diameter superficial femoral artery. Clinical data from the registry will be used to seek FDA 510(k) clearance for the device. However, we cannot assure you that this FDA clearance will be received when anticipated or at all.
     AMI, or heart attack. We are currently analyzing data from a prospective registry at eleven sites in the United States and Europe that have enrolled 87 patients. The Extended Flow in Acute Myocardial Infarction patients after Laser Intervention trial, or Extended FAMILI trial, is a feasibility trial to rapidly restore blood flow in patients who have had a heart attack. This trial will benchmark quantitative endpoints common in other AMI trials, such as myocardial blush scores and ST-segment resolution, which is a measurement of heart muscle recovery following restoration of bloodflow to the heart after a heart attack, for a subset of patients. The trial includes 30-day and 6-month clinical follow-up. Enrollment in the trial was completed in 2005. The data from the trial was presented at the Trans Catheter Therapeutic (TCT) convention held in Washington, D.C. in October 2006. The myocardial blush scores compared favorably with other clinical trials using other thrombectomy or distal protection devices and the clinical trial investigators are expected to submit the data for publication in a medical journal in early 2007.
     Chronic Total Occlusions(CTOs). We have several product designs in progress targeted at the treatment of CTO’s that are not crossable with a guidewire. We are currently evaluating each design and planning the regulatory strategy that will support FDA clearance to market this device.
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
     We are also in the early stages of development of a next-generation laser system.

Results of Operations
     The following table summarizes key supplemental financial information for the last 5 quarters.

	2005		2006
(000’s, except per share and unit sale amounts)	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr		3rd Qtr
Laser Revenue:
Equipment sales	$767	$972	$820	$804		$1,076
Rental fees	447	629	560	603		636

Total laser revenue	1,214	1,601	1,380	1,407		1,712
Disposable Products Revenue:
Fiber-optic atherectomy revenue	4,236	4,809	5,081	6,934		6,450
Support catheter revenue	793	955	1,573	1,840		1,895

Total atherectomy revenue	5,029	5,764	6,654	8,774		8,345
Fiber-optic lead removal revenue	2,441	2,438	2,759	2,693		3,064
Other devices and accessories revenue	1,209	1,028	1,255	1,385		1,312

Total lead removal revenue	3,650	3,466	4,014	4,078		4,376
Service and other revenue	1,337	1,453	1,569	1,738		1,761

Total revenue	11,230	12,284	13,617	15,997		16,194

Net income (loss)	$506	$215	$(638) *	$308	*	$(165) *
Net income (loss) per share:
Basic	$0.02	$0.01	$(0.02)	$0.01		$(0.01)
Diluted	$0.02	$0.01	$(0.02)	$0.01		$(0.01)
Net cash provided by (used in) operating activities	$460	$330	$(5,501)	$(924)		$(445)
Total cash and investment securities (current and non-current)	$16,800	$16,913	$11,183	$58,211		$57,296
Laser sales summary:
Laser sales from inventory	4	2	2	1		4
Laser sales from evaluation/rental units	2	6	4	5		4

Total laser sales	6	8	6	6		8

*Includes stock-based compensation of $620, $607 and $748, respectively, for the 1st, 2nd and 3rd quarters of 2006.
     Worldwide Installed Base Summary:

	2005		2006
	Q3	Q4	Q1	Q2	Q3
Laser sales from inventory	4	2	2	1	4
Rental placements	14	26	22	25	33
Evaluation placements	4	8	8	3	3

Laser placements during quarter	22	36	32	29	40
Buy-backs/returns during quarter	(4)	(6)	(3)	(4)	(3)

Net laser placements during quarter	18	30	29	25	37
Total lasers placed at end of quarter	464	494	523	548	585
Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
     Revenue for the third quarter of 2006 was $16,194,000, an increase of 44 percent as compared to $11,230,000 for the third quarter of 2005. This increase is mainly attributable to a 47 percent increase in disposable products revenue, which consists of single-use catheter products, and a 41 percent increase in equipment revenue.

     We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the three months ended September 30, 2006, our atherectomy revenue totaled $8,345,000 (66% of our disposable products revenue) and our lead removal revenue totaled $4,376,000 (34% of our disposable products revenue). For the three months ended September 30, 2005, our atherectomy revenue totaled $5,029,000 (58% of our disposable products revenue) and our lead removal revenue totaled $3,650,000 (42% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular systems, grew 66% in the third quarter of 2006 as compared with the third quarter of 2005. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our CLiRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Approximately 20% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to our CLiRpath Turbo product line, the launch of which was completed in the second quarter of 2006. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CLiRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
     Lead removal revenue grew 20% for the three-month period ended September 30, 2006, as compared with the same three-month period in 2005. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. Clinical studies (MADIT II and ScD-Heft) have shown results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT II clinical trial became available in 2002 and ScD-Heft clinical trials were made public in March 2004. Growth in the ICD market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established in the U.S. for the hospitals and electrophysiologists who treat these patients, although there can be no assurance that this growth will occur. Generally, growth in the ICD market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care.
     Laser equipment revenue was $1,712,000 and $1,214,000 for the three months ended September 30, 2006 and 2005, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $1,076,000 during the three month period ended September 30, 2006 from $767,000 during the three month period ended September 30, 2005. We sold 8 laser units (4 as outright sales from inventory and 4 sale conversions from evaluation or rental programs) during the third quarter of 2006 and 6 laser units (4 as outright sales from inventory and 2 sale conversions from evaluation or rental programs) during the same quarter in 2005. Rental revenue increased 42% during the three-month period ended September 30, 2006, to $636,000 in the third quarter of 2006 from $447,000 in the third quarter of 2005. This increase is consistent with the increase in our installed rental base of laser systems; approximately 80% of our new laser placements in the third quarter of 2006 were under our CapFree program, which was introduced in the second quarter of 2005.
     Our worldwide installed base of laser systems increased by 37 during the quarter ended September 30, 2006, compared with an increase of 18 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 585 (457 in the U.S.) at September 30, 2006.
     Service and other revenue increased to $1,761,000 for the third quarter of 2006 as compared to $1,337,000 for the third quarter of 2005. The 32% increase was due primarily to the increased installed base of laser units.
     Gross margin for the third quarter of 2006 was 74%, compared with a gross margin of 76% for the third quarter of 2005. The decrease in margin percentage from the previous year was due primarily to additional personnel, equipment and related costs targeted at raising production capacity, primarily in the area of disposable products. Further, production scrap is higher than the comparable period of a year ago, primarily as a result of higher unit volumes, new production equipment and the manufacturing of new products. This was partially offset by increases in unit prices for the CLiRpath Turbo product lines, which were launched in the first half of 2006.
     Operating expenses of $12,550,000 in the third quarter of 2006 increased 55% from $8,078,000 in the third quarter of 2005. This increase is mainly due to a 65% increase in selling, general and administrative expenses relative to the same period in 2005, and a 25% increase in research, development and other technology expenses relative to the same period of a year ago.

     Selling, general and administrative expenses increased 65% to $10,105,000 for the three months ended September 30, 2006 from $6,128,000 in the prior year period. Approximately $670,000 of the increase relates to stock compensation expense recorded to selling, general and administrative departments in the third quarter of 2006 related to our adoption of FAS 123R as of January 1, 2006. The remainder of the increase is primarily due to:
•	Marketing and selling expenses increased approximately $2,800,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,250,000 associated with an increase of 27 additional employees within our U.S. field sales, marketing and training organizations as of the end of the third quarter of 2006 as compared with the end of the third quarter of 2005. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $1,000,000, which is mainly due to the increase in revenues and additional employees.

•	Increased costs of approximately $225,000 associated with increased volume of marketing communications, Company-sponsored educational summits for physicians, and conventions, all in support of the increase in sales.

•	Approximately $220,000 of the increase relates to the additional reserve recorded by the Company related to the settlement of the Krauth matter, which is discussed in Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements.

•	Increased marketing and selling expenses of approximately $80,000 related to the activities of our Netherlands subsidiary, due to increased sales in Europe.
•	General and administrative expenses increased approximately $500,000 in the third quarter of 2006 compared with the same period of the prior year, primarily the result of the following:
•	Increased personnel-related costs of approximately $220,000 associated with increased staffing compared to a year ago.

•	Increased costs of approximately $90,000 associated with accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Increased expenses related to our information technology and telecommunications infrastructure, including depreciation and amortization expense related to new enterprise software and telecommunications systems installed in the first quarter of 2006, as well as increased computer supplies expense of approximately $75,000.

•	Increased costs of approximately $70,000 associated with general corporate outside consulting services expense.

•	Increased insurance expense of approximately $55,000 associated with higher premiums for most of our coverages.
     Research, development and other technology expenses of $2,445,000 for the third quarter of 2006 increased 25% from $1,950,000 in the third quarter of 2005. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $260,000 due primarily to the hiring of 8 additional engineering and clinical studies employees since the year-ago period.
•	Increased research and development outside services expense of approximately $380,000 which includes increased expenses related to the Company’s catheter development agreement with Bioscan Technologies, Ltd. discussed above; increased legal expenses related to our intellectual property; and increased medical advisory board expense.
•	Increased clinical studies direct expenses of approximately $140,000, primarily related to the CELLO study discussed above which began enrollment during the third quarter.

•	Increased materials usage of approximately $50,000 compared to the prior year period in various research and development projects.

•	Stock compensation expense for R&D departments of approximately $78,000 recorded in the third quarter of 2006.

•	The above expense increases were partially offset by a decrease in royalty expense of approximately $400,000 for the third quarter of 2006 as compared to the same quarter of 2005. In the prior year quarter, we recorded an additional provision of $280,000 to increase the reserve for the estimated settlement of a royalty dispute with Edwards. The remaining decrease is due primarily to the expiration of certain patents underlying licensed technology.
     Interest income increased significantly in the third quarter of 2006 to $662,000 due to the investment of the net $47.9 million proceeds of our secondary offering of our common stock which was completed in the third quarter of 2006. Substantially all of the proceeds of the offering have been invested in government or government agency securities, or money market funds.
     For the three months ended September 30, 2006, we recorded an income tax provision of $197,000 against our pretax book income of $32,000. In the third quarter of 2005, we recorded an income tax provision of $117,000 against pretax book income of $623,000. The higher 2006 tax provision in relation to pretax book income results from the fact that we have determined that a significant portion of the stock compensation expense we have recorded during 2006 relates to incentive stock options for which a tax benefit cannot be assumed.
     We recorded a net loss for the three months ended September 30, 2006 of $165,000, compared with net income of $506,000 in the same quarter last year. The net loss in the 2006 period includes stock compensation expense of $748,000.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, caused an increase in consolidated revenue of $56,000 and a decrease in consolidated operating expenses of $14,000.
Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
     Revenue for the nine months ended September 30, 2006 was $45,808,000, an increase of 48 percent from revenue of $30,928,000 for the nine months ended September 30, 2005. This resulted from an increase of 52% in disposable products revenue and a 45% increase in laser revenue. Service and other revenue increased 26% compared with last year.
     A 78% increase in atherectomy revenue combined with an 19% increase in lead removal products revenue resulted in an increase of 52% in disposable products revenue. The increase in disposable product revenue was due primarily to unit volume increases, however, approximately 10% of the year-to-date atherectomy revenue growth was due to unit price increases related to our CLiRpath Turbo product line, the launch of which was completed in the second quarter of 2006.
     Laser equipment revenue of $4,499,000 for the nine months ended September 30, 2006 increased 45% from $3,094,000 for the comparable prior year period. For the nine months ended September 30, 2006, our installed base of excimer laser systems increased by 91 to 585 excimer laser systems (457 in the United States) compared with 47 net placements during the nine months ended September 30, 2005.
     Laser sales revenue, which is included in laser equipment revenue, increased 44% to $2,700,000 for the first nine months of 2006 from $1,874,000 for the same period in 2005. The increase was due to the sale of seven additional units, partially offset by a decrease in average sale prices for the units sold (due to a higher mix of rental/evaluation conversions as compared to sales from inventory). Rental revenue increased to $1,799,000 for the nine month period ended September 30, 2006 from $1,220,000 for the nine month period ended September 30, 2005, which was mainly due to an increase in systems placed under our various rental programs, particularly our Cap Free program, which was introduced in the second quarter of 2005.
     Service and other revenue of $5,068,000 during the nine months ended September 30, 2006 increased 26% from $4,019,000 for the nine months ended September 30, 2005, due primarily to the increased installed base of laser units.
     Gross margin decreased to 74% during the nine months ended September 30, 2006, from 76% for the nine months ended September 30, 2005. This decrease was mainly due to an increase in staffing, equipment and related costs targeted at raising production capacity. Further, production scrap is higher than the comparable period of a year ago, primarily as a result of higher unit volumes, new production equipment and the manufacturing of new products. This was partially offset by an increase in unit prices related to our CLiRpath Turbo product line.
     Operating expenses increased 57% in the nine months ended September 30, 2006 to $34,984,000, compared with $22,362,000 for the nine months ended September 30, 2005.
     Selling, general and administrative expenses increased 64% to $28,568,000 for the nine months ended September 30, 2006 from $17,394,000 for the nine months ended September 30, 2005. Approximately $1,774,000 of the increase relates to stock compensation expense recorded to selling, general and administrative departments for the first time in the first half of 2006 upon the adoption of FAS 123(R) as of January 1, 2006. The remainder of the increase is primarily due to:
•	Marketing and selling expenses increased approximately $7,750,000 compared with last year as a result of the following:
•	Approximately $3,500,000 relates to personnel-related expenses associated with an increase of 27 additional employees in our U.S. field sales, marketing and training organizations as of the end of the third quarter of 2006 as compared with the end of the third quarter of 2005, and $2,425,000 relates to higher commissions as a result of increased revenue compared with the prior year period.

•	Approximately $1,150,000 relates to increased convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions.

•	Approximately $270,000 relates to increased materials and supplies costs consumed by our various sales and marketing departments.

•	Approximately $220,000 of the increase relates to the additional reserve recorded by the Company related to the settlement of the Krauth matter, which is discussed in Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements.

•	Approximately $150,000 relates to increased telecommunications expense and facilities allocations.
•	An increase of approximately $1,650,000 in general and administrative expenses from last year is due primarily to the following:
•	Increased personnel-related costs of approximately $650,000 associated with increased staffing.

•	Increased costs of approximately $470,000 as compared with last year related to accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Increased expenses related to our information technology and telecommunications infrastructure, including depreciation and amortization expense related to new enterprise software and telecommunications systems installed in the first quarter of 2006, as well as increased technology consulting expenses. As a whole, these expenses increased approximately $420,000 for the nine months ended September 30, 2006 as compared to the prior year period.

•	Increased insurance expense of approximately $125,000 associated with higher premiums for most of our coverages.
     Research, development and other technology expenses of 6,416,000 for the nine months ended September 30, 2006 increased 29 percent from $4,968,000 for the nine months ended September 30, 2005. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to the following:
•	Increased personnel-related costs of $875,000 due to the hiring of 8 additional engineering employees since the year-ago period.

•	Increased research and development outside services expense of approximately $450,000 which includes increase expenses related to the Company’s catheter development agreement with Bioscan Technologies, Ltd. discussed above; increased legal expenses related to our intellectual property; and increased medical advisory board expense.

•	Increased materials usage of approximately $335,000 compared to the prior year period in various research and development projects.

•	Stock compensation expense for R&D departments of approximately $201,000 recorded in the first half of 2006.

•	The above expense increases were partially offset by a decrease in royalty expense of approximately $420,000 for the third quarter of 2006 as compared to the same quarter of 2005. In the prior year nine-month period, we recorded an additional provision of $280,000 to increase the reserve for the estimated settlement of a royalty dispute with Edwards. The remaining decrease is due primarily to the expiration of certain patents underlying licensed technology.
     Interest income for the nine months ended September 30, 2006 was $1,250,000, compared with $290,000 last year. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006.
     For the nine months ended September 30, 2006, we recorded a provision for income tax expense of $424,000 against our pretax book loss of $71,000. This compares to income tax expense of $575,000, or 41% of income before income tax expense, for the same period of the prior year. The income tax provision we recorded for the 2006 period results from the fact that we have determined that a significant portion of the stock compensation expense we expect to record during 2006 relates to incentive stock options for which a tax benefit cannot be assumed. The effective tax rate for 2005 exceeded the statutory rate due to (1) certain expenses not deductible for tax purposes; (2) losses incurred by our Netherlands subsidiary for which no tax benefit has been recognized; and (3) state taxes net of federal benefit.
     Net loss for the nine months ended September 30, 2006, was $495,000, compared with net income of $823,000 for the same period in 2005. The net loss for 2006 includes $1,975,000 of stock compensation expense recorded for the first time in 2006; no stock compensation expense was recorded in 2005 prior to the adoption of FAS 123(R) which was effective January 1, 2006.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2006, as compared with the nine months ended September 30, 2005, caused a decrease in consolidated revenue of $112,000 and a decrease in consolidated operating expenses of $116,000.
Liquidity and Capital Resources
     Cash, cash equivalents, and current and long-term investments in marketable securities as of September 30, 2006 were $57,296,000, an increase of $40,383,000 from $16,913,000 at December 31, 2005. During the second quarter of 2006, we completed a public offering of 4,140,000 shares of our common stock, which amount included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. We intend to use the estimated net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes and business development activities.
     Cash used by operating activities of $6,870,000 for the nine months ended September 30, 2006 consisted primarily of the following:
•	In January 2006, we paid $2,905,000 to a licensor to settle a royalty dispute. This amount was included in accrued liabilities at December 31, 2005. The payment of the royalty settlement is discussed in Part II, Item 1 — Legal Proceedings within this report.

•	Increased inventories of $2,389,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	Increase in equipment held for rental or loan of $4,462,000 as a result of expanding placement activity of our laser systems through evaluation, Cap Free, or rental programs.

•	Increase in accounts receivable of approximately $2,153,000 due to increased sales.

     The above uses of cash by operating activities were offset by the following sources for the nine months ended September 30, 2006:
•	Net loss of $495,000 for the nine months ended September 30, 2006, plus non-cash expenses of $4,040,000, which primarily consist of depreciation and amortization of $2,055,000 and stock compensation expense of $1,975,000.

•	An increase in accounts payable and accrued liabilities of approximately $1,992,000 (exclusive of the payment of the accrued royalty settlement liability), mainly due increased trade accounts payable as a result of increased purchasing activity, as well as increased accrued payroll and commissions expense.
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

	September 30,	December 31,
	2006	2005
Days Sales Outstanding	57	60
Inventory Turns	3.2	4.1
     The reduction in inventory turns is primarily due to the increase in inventory as of September 30, 2006 that was necessitated in order to meet the increased demand for our laser systems.
     For the nine months ended September 30, 2006, cash used by investing activities was $37,633,000, primarily due to the investment of a large portion of the net proceeds of the stock offering noted above, partially offset by capital expenditures of $2,375,000. Capital expenditures during the first nine months of 2006 were primarily related to manufacturing equipment as well as expenditures related to new enterprise software and telecommunications systems.
     Cash provided by financing activities for the nine month period ended September 30, 2006 was $49,519,000, comprised of $47,877,000 of net proceeds from the stock offering, and $1,643,000 of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At September 30, 2006, there were no debt or capital lease obligations.
     At September 30, 2006, and December 31, 2005, we had placed a number of laser systems on rental, Cap Free, and loan programs. A total of $14,267,000 and $9,805,000 was recorded as equipment held for rental or loan at September 30, 2006 and December 31, 2005, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured.
     We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap Free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as rental revenue each month, believing it to be the best measurement of the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of September 30, 2006, 108 laser units were in place under the Cap Free program.

(2)	Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three- to five- year expected life of the unit depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program and there are a small number of hospitals that pay $3,000-$5,000 per month under this program. As of September 30, 2006, 76 laser units were in place under the Evergreen programs.

(3)	Evaluation programs — The evaluation program involves the loan of our laser system to institutions. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within selling, general and administrative expense based on a three- to five-year expected life of the unit depending on whether it is a remanufactured unit or a new laser unit. Cost to maintain the equipment are expensed as incurred. As of September 30, 2006, 80 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the Cap Free rental program has become our primary laser placement program since its introduction in June 2005.
     We believe our liquidity and capital resources are sufficient to meet our operating and capital requirements through at least December 31, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances for receivables, inventories, and deferred income tax assets; and accrued royalty expenses and accrued contingencies related to litigation. Actual results could differ from those estimates.
     Our critical accounting policies and estimates are included in our Form 10-K, filed with the SEC on March 15, 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and never more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of September 30, 2006, the unrealized loss on our investment securities was approximately $37,000.
     As of September 30, 2006, we had cash and cash equivalents of $11.3 million, and current and long-term investment securities of $46.0 million. Overall average duration to maturity for all cash and investment securities is less than one year with 84% of the portfolio under one year and the remaining 16% between one and two years. At September 30, 2006, the investment securities consisted of government or government agency securities.
     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the three months ended September 30, 2006, approximately $56,000 of increased revenue and $14,000 of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended September 30, 2006 was an increase in net income of $70,000.
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
     In the third quarter of 2006, upon discovery of the inventory matter described below, the Company implemented and modified certain internal controls over financial reporting as described below:
     On July 31, 2006, we conducted a physical inventory of certain raw materials inventory at our manufacturing site in Colorado Springs, Colorado and identified discrepancies in certain raw materials inventory relating to disposable products between quantities shown in our perpetual records and quantities actually on-hand. As a result of this physical inventory, we determined that the carrying value of our inventory was overstated and the resulting adjustments were recorded in the financial statements for the period ended June 30, 2006. Our investigation of this matter revealed that certain transactions within raw materials inventory were not being properly recorded in our enterprise software system including (1) incorrect materials transfers due to erroneous quantities of a certain component within our support catheter bill of materials and (2) insufficient identification of inventory scrap transactions. As a result, in the third quarter of 2006, we implemented the following procedures designed to improve our internal controls over raw materials inventory quantities as well as enhance the overall inventory control environment: (i) more frequent and comprehensive cycle counts of the affected inventory locations; and (ii) increased review of bill of materials additions and changes. At September 30, 2006, we believe these additional procedures are functioning as intended and have appropriately addressed the inventory matter.
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Kenneth Fox
     The Company is the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In September 2006, the Dutch Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and the proceedings will move forward on the basis of jurisdiction over Spectranetics B.V. only. The Company believes that this decision significantly narrows the scope of the claim. Mr. Fox is currently in the process of appealing the Dutch Court’s jurisdiction decision. The Company intends to continue to vigorously defend the Dutch action.
Rentrop
     In July, 2003, we filed a complaint in the United States District Court for the District of Colorado against Dr. Peter Rentrop, which we amended in September 2003, seeking declaratory relief that (1) our products do not infringe any claims of Dr. Rentrop’s United States Patent No. 6,440,125 (the ‘‘‘125 patent’’); (2) the claims of the ‘125 patent are invalid and unenforceable; and (3) in the event that the Court finds that the claims of the patent to be valid and enforceable, that we are, through our employees, a joint owner of any invention claimed in the ‘125 patent. We also brought claims against Dr. Rentrop for damages based upon Dr. Rentrop’s (1) misappropriation of our trade secrets; (2) breach of the parties’ confidentiality agreement; and (3) wrongful taking of our confidential and proprietary information. On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ‘125 patent, United States Patent No. 6,673,064 (the ‘‘‘064 patent’’). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York, a complaint for patent infringement against us, under the ‘064 patent (the ‘‘New York case’’). On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado. On March 9, 2004, we filed our Answer, Affirmative Defenses and

Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ‘125 patent and ‘064 patent, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We are also seeking declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and have alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion. The discovery phase of this case is complete. A trial date has been set for November 27, 2006. The Company continues to believe that the suit is without merit and intends to vigorously defend itself.
Cardiomedica
     We have been involved in a dispute with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between us and Cardiomedica. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In September 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics International B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica asserts lost profits of approximately 1.4 million euros which is based on their estimate of potential profits during the three-year period. Spectranetics International B.V. estimates that the lost profits to Cardiomedica for the period, plus estimated interest and awarded court costs, totaled $265,000 for the three-year period, and such amount is included in accrued liabilities at September 30, 2006. We intend to vigorously defend the calculation of lost profits.
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
KRAUTH
     On December 31, 2005, our agreement with KRAUTH medical KG (‘‘KRAUTH’’) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit sought goodwill compensation of 643,159 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagreed both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation.
     In September 2006, after extensive discussions, the parties agreed on a one-time payment of $297,000 to KRAUTH to settle the dispute in full. Since we had previously accrued $75,000 in our financial statements, we accrued an additional $222,000 in the third quarter of 2006 to fully reserve for the settlement payment at September 30, 2006. The payment was made in October 2006, and the matter is now closed.
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
     Our ability to increase our revenue from current levels depends largely on our ability to increase sales in the peripheral arterial disease, or PAD, market. A substantial portion of our growth in 2006 to date and 2005 was derived from sales of our CLiRpath catheters and in order to increase future revenue, we must increase sales of these products to existing and new customers. Beyond CLiRpath, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD market, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.
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
     Although balloon angioplasty and stents are used extensively in the coronary vascular system, we do not typically compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary procedures. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships with collaborators, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.
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
     We incurred losses from operations since our inception in September 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002. At September 30, 2006, we had accumulated $72.9 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future. Although we demonstrated profitability over the last three years, we cannot assure you that we will be able to maintain profitability in the future, especially in light of the impact of Statement 123R as discussed below. For example, if Statement 123R had been in effect, we would have experienced a net loss in 2003 and 2005. In addition, after giving effect to Statement 123R, we incurred a net loss in the first nine months of 2006 and we anticipate a net loss for 2006.
The adoption of Statement 123R will have an adverse impact on our results of operations.
     As of January 1, 2006, we adopted Statement 123R, which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their financial statements. We have adopted Statement 123R on a prospective basis as defined in the statement and, under this adoption method, we will record expense relating to employee stock-based compensation awards in the periods subsequent to December 31, 2005. Accordingly, our statements of operations for the five years ended December 31, 2005 do not reflect the effect of Statement 123R, whereas our statement of operations for subsequent periods will reflect the impact of Statement 123R. The adoption of Statement 123R will have an adverse effect, which could be material, on our results of operations in periods ending subsequent to December 31, 2005. This expense will be based on all unvested options as of the adoption date as well as all future stock-based compensation awards. Based on options outstanding as of December 31, 2005, our 2006 pre-tax expense for those options that were unvested as of January 1, 2006 is expected to be between $2.0 million and $2.5 million. In addition, we expect to record stock compensation expense of between $0.5 million and $1.0 million related to new stock options granted in 2006, with the actual amount being dependent on the actual number of options granted, the market price of our stock, and other factors.
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
     If our past or present operations, including our laser system placement programs, clinical research and consulting arrangements with physicians who use our product or our ‘‘CapFree’’ or other sales or marketing programs, are found to be in violation of these laws and not protected under a statutory exception or regulatory safe harbor provision to the applicable fraud and abuse laws, we, our officers or our employees may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation, including the exclusion of our products from use in treatment of Medicare or other federal healthcare program patients. If federal or state investigations or enforcement actions were to occur, our business and financial condition would be harmed.
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
     For the quarter ended September 30, 2006, our revenue from international operations represented 11% of consolidated revenue, of which 8% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
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
Items 2-5. Not applicable
Item 6. Exhibits
     31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.
     31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.
     32.1(a) Section 1350 Certification.
     32.1(b) Section 1350 Certification
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)

November 9, 2006	/s/ John G. Schulte
John G. Schulte
President and Chief Executive Officer

November 9, 2006	/s/ Guy A. Childs
Guy A. Childs Vice President Finance, Chief Financial Officer

EXHIBIT INDEX
     31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.
     31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.
     32.1(a) Section 1350 Certification.
     32.1(b) Section 1350 Certification