Form 10-K
period 2006-12-31
SPECTRANETICS CORP
filed 2007-03-16
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2006

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
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐         No ☑
     The aggregate market value of the voting stock of the Registrant, as of June 30, 2006 computed by reference to the closing sale price of the voting stock held by non-affiliates on such date, was $320,858,165. As of March 12, 2007, there were outstanding 31,043,596 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2007, are incorporated by reference into Part III as specified herein.

PART I
      The information set forth in this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

•	Market acceptance of excimer laser atherectomy technology;

•	Increased pressure on expense levels resulting from expanded sales, marketing, product development and clinical activities;

•	Dependence on new product development and new applications for excimer laser technology;

•	Uncertain success of our strategic direction;

•	Technological changes resulting in product obsolescence;

•	Intellectual property claims of third parties;

•	Adverse state or federal legislation and regulation;

•	Product defects;

•	Price volatility due to changes in ratings by securities analysts;

•	Ability to effectively manage growth;

•	Ability to manufacture sufficient volumes to fulfill customer demand;

•	Availability of vendor-sourced component products at reasonable prices; and

•	The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 1A — “Risk Factors.”
      We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

ITEM 1.	Business
General
      We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages including plaque, calcium and thrombus. Our laser system includes the CVX-300 laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers or implantable cardiac defibrillators, or ICDs, which are electronic devices that regulate the heartbeat. As of December 31, 2006, our worldwide installed base of laser systems was 623, of which 488 were in the United States. We are focused on increasing recurring revenue, which includes disposable catheter sales, service and laser rental, which in the aggregate represented 94% of our revenue for 2006. Disposable catheter sales represented 80% of our revenue for 2006.
      Our products are designed to treat a wide range of cardiovascular disease, including peripheral and coronary arterial disease. Peripheral arterial disease, or PAD, is characterized by clogged or obstructed arteries in the upper or lower leg. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation. According to the American Heart Association, as many as 12 million people in the United States have PAD, yet nearly 75% of these people do not have any symptoms or mistake the symptoms of PAD for another condition. Moreover, according to a 2004 report by the Sage Group, a market research firm, approximately 1.1 million people in the United States suffer from critical limb ischemia, or CLI, an advanced form of PAD. In addition, according to this report, within six months of diagnosis, the mortality rate for CLI patients is approximately 20%, with another 35% requiring amputation, of which an estimated 160,000 amputations resulting from CLI are performed each year in the United States alone. Based on data from iData Research, a market research firm, we estimate that the volume of interventional and surgical procedures comprised of atherectomy, angioplasty, cryoplasty, stenting and vascular grafts performed in the United States to treat PAD will increase from approximately 375,000 in 2005 to approximately 875,000 in 2010, which represents a compound annual growth rate of approximately 18%.
      We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, are looking for effective minimally invasive solutions to treat PAD. We believe that balloons and stents, although commonly used to treat PAD, have not been proven to have a long-lasting clinical benefit in the legs, while surgical bypass and amputation carry significant patient risk and cost. Recently, laser atherectomy has emerged as a viable treatment option for PAD, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. We offer our CLiRpath atherectomy catheters in a broad range of sizes, enabling physicians to treat both smaller and larger diameter arteries. In addition, we believe our laser system and CLiRpath catheter technology offer a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile as compared with other atherectomy devices.
      In the coronary market, our disposable catheter devices are used to treat complex coronary artery disease as an adjunctive treatment to traditional percutaneous coronary interventions, or PCI, using balloons and stents. We are currently focused on the treatment of one of the most challenging coronary lesions, chronic total occlusions, or CTOs, leveraging our experience in the coronary market. According to a 2005 article in the Journal of Invasive Cardiology which cites a 2003 report by Arlington Medical Resources, a market research firm, the number of diagnostic catheterization procedures, or angiograms, performed annually in the United States is approximately 2.6 million. A 2002 article in the journal Circulation cited data based on published studies from 1997 to 1999 which showed the presence of a CTO in approximately 31% of patients who received a coronary angiogram, of which only approximately 7.5% were treated using minimally invasive techniques. According to a 2001 article in the Journal of Invasive Cardiology, patients whose CTOs could not be crossed using a guidewire were approximately three to five times more likely to undergo coronary artery bypass surgery than patients whose CTOs were successfully crossed. Coronary artery bypass surgery is highly invasive and carries significant procedural risks, and as a result of these risks, we believe that there is increased interest from interventional cardiologists to treat CTOs with minimally invasive techniques. With the recent demonstrated clinical efficacy of drug-eluting stents in coronary lesions, we believe that physicians are looking for ways to place drug-eluting stents in CTOs once they are crossed. We believe that our products will enable physicians to more effectively cross certain types of CTOs.
      We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacemaker and ICD leads. As a result of pacemakers or ICDs being replaced, we estimate that while more than 250,000 leads are left in the body each year in the United States, fewer than 10,000 leads are removed from the body. The current standard of care is simply to cap these leads and leave them in the body based on the risk of complications associated with lead removal and the perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our CLeaRS product line, which includes our Spectranetics Laser Sheath, or SLS, and our Lead Locking Device, or LLD, may reduce the risk of complications associated with lead removal to less than 2%. We believe that clinical complications associated with abandoned leads, such as pocket infections, are more significant than generally believed. We are implementing various initiatives targeted at increasing the number of removals of abandoned or defective pacemaker or ICD leads by educating physicians as to the complications and costs associated with leaving these leads in the body.
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
Our Solution
      Over our 22 year history, we have developed our proprietary excimer laser technology that we believe has enabled us to effectively meet the needs of physicians and their patients.

•	Proprietary technology. Our excimer laser technology delivers relatively cool, 308 nanometer wavelength ultraviolet energy pulses to an arterial blockage or lesion through optical fibers in a catheter, and is used to ablate or remove plaque, calcium and thrombus. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion using conventional angioplasty tools, such as guidewires. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the blockage or lesion. Because our laser generates minimal heat and is a contact laser that only ablates materials within 50 microns (the width of a human hair) ahead of the laser tip, it is able to break down the molecular bonds of plaque, calcium and thrombus into particles smaller than red blood cells, without significant thermal damage to surrounding tissue. We believe that we offer the only FDA-approved laser system for the treatment of peripheral and coronary arterial disease and for the removal of infected, defective or abandoned pacemaker and ICD leads. We hold 40 issued U.S. patents and have rights to 17 additional U.S. patents under license agreements. We hold five issued patents in each of France, Germany, Italy and Japan; four issued patents in the Netherlands; and one in each of Spain and the United Kingdom.

•	Significant patient benefits. We believe our CLiRpath catheter technology offers a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile when compared with other atherectomy devices. We believe that our CLiRpath technology reduces the risk of distal embolization as compared with balloon and stent technology and other atherectomy devices because our laser can ablate blockages into particles smaller than red blood cells. Distal embolization occurs when particles dislodged during PCI or atherectomy create a blockage elsewhere in the vasculature.

•	Key physician benefits. Because our technology can be utilized to ablate all types of arterial blockages, including plaque, calcium and thrombus, we believe our system enables physicians to expand the number of minimally invasive procedures they can perform. For example, our system can be used to cross CTOs in the heart or the leg. We believe our 0.9 mm catheters are smaller than any approved balloon angioplasty catheter or any other approved mechanical atherectomy device, which enables the treatment of smaller arteries in the lower leg. Moreover, we believe that our CLiRpath technology enables physicians to perform procedures more rapidly than with other atherectomy devices, reducing radiation exposure from fluoroscopic imaging to both physicians and patients.

•	Compelling clinical data. During 2004 and 2005, seven clinical publications in peer-reviewed medical journals highlighted the use of our products for the treatment of PAD. In particular, we believe our Laser Angioplasty for Critical Limb Ischemia (LACI) trial is the only FDA-approved, multi-center registry targeted at the treatment of patients with CLI. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization and, as a result, at a higher risk for amputation. The primary endpoint of the trial was limb salvage (avoidance of amputation above the ankle) among the surviving patients at six months following the procedure. The limb salvage rate for the patients treated in the LACI trial was 93% (as compared to 87% for the historical control group treated with a variety of standard therapies, including bypass surgery) despite a challenging patient population suffering from other illnesses such as diabetes, hypertension and previous stroke or heart attack. An average of 2.7 lesions were treated per patient with an average treatment length of 16.2 cm. Although the design of the LACI trial resulted in the issuance of a non- approval letter from the FDA, a subset of the LACI data combined with data from similar clinical studies in the United States and Europe for the treatment of CTOs in the leg not crossable with a guidewire formed the basis for our FDA clearance received in April 2004. This data revealed that limb salvage was observed in 95% of patients surviving for six months with no increase in serious adverse events as compared with the LACI study.

Our Products
      Our products are focused in two categories: laser atherectomy and cardiac lead removal.

Laser Atherectomy
      We have developed a broad selection of proprietary laser devices designed to meet physician needs and have received regulatory clearance for multiple indications, including peripheral laser atherectomy in the upper and lower leg and coronary laser atherectomy. For the PAD market, we offer an adjunct or alternative to balloons, stents and other atherectomy or thrombectomy devices. For the coronary market, our laser atherectomy products are used adjunctively with other atherectomy devices such as balloons and stents. We believe the use of our laser adjunctively with other PCI treatments provides superior clinical outcomes in complex lesions that are not well-suited to stand-alone balloon angioplasty or stenting. Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, laser atherectomy dissolves the blockage.
      Our laser catheters are designed to provide several advantages over other atherectomy devices. Our catheters, which we produce in sizes ranging from 0.9 to 2.5 millimeters in diameter, consist of concentric or eccentric bundles of optical fibers mounted within a thin plastic tubing. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. These fibers are coupled to the laser using our intelligent connector which identifies the catheter type to our CVX-300 laser unit computer and automatically controls the calibration cycle and energy output. The catheter’s combination of trackability, flexibility and ablation characteristics enables the physician to access and effectively treat difficult to reach lesions. Our disposable catheters include the following:

Sizes
	(mm unless		Vascular
	otherwise	Regulatory	System
Name	indicated)	Clearance	Indication	Key Features

CLiRpath Turbo Catheter(1)	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S. Europe	Peripheral	80-Hz; “continuous on” lasing and lubricous coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions except for 2.3 and 2.5 (OTW only)
Turbo Elite Catheter(1)	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S. Europe	Peripheral	In addition to Turbo features: improved outer jacket and inner guidewire lumen, as well as additional laser fibers at tip, which add improved ablation capability, pushability, and trackability.
POINT 9 Catheter	0.9	U.S. Europe Canada	Coronary	Low profile design; used in balloon-refractory CTOs and small arteries; available in 80-Hz model (Point 9 X-80)
Vitesse E Laser Catheter	1.7, 2.0	U.S. Europe Canada	Coronary	Rx model, eccentric fiber array tip that can be rotated to address eccentric lesions
Vitesse Cos Catheter(2)	1.4, 1.7, 2.0	U.S. Europe Canada	Coronary	Rx model, concentric, optimally spaced fibers that enable greater ablation
Quick-Cross Support Catheter	0.014”, 0.018”, 0.035”	U.S. Europe Canada	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage

(1)	Our CLiRpath Turbo catheters are being replaced with our newer Turbo Elite line of products, which we expect will be completed by the end of the second quarter of 2007.

(2)	A first generation version of this catheter has received regulatory clearance for marketing in Japan; however, we have not yet received reimbursement approval in Japan.

Peripheral Laser Atherectomy
      According to the American Heart Association, as many as 12 million people in the United States have PAD, yet nearly 75% of these people do not have any symptoms or mistake the symptoms of PAD for another condition. Moreover, according to a 2004 report by the Sage Group, a market research firm, approximately 1.1 million people in the United States suffer from CLI. In addition, according to this report, within six months of diagnosis, the mortality rate for CLI patients is approximately 20%, with another 35% requiring amputation, of which an estimated 160,000 amputations resulting from CLI are performed each year in the United States alone. Based on data from iData Research, a market research firm, we estimate that the volume of interventional and surgical procedures comprised of atherectomy, angioplasty, cryoplasty, stenting and vascular grafts performed in the United States to treat PAD will increase from approximately 375,000 in 2005 to approximately 875,000 in 2010, which represents a compound annual growth rate of approximately 18%.

      We currently have 510(k) clearance from the FDA to market our CLiRpath catheters for the treatment of CTOs in the legs that are not crossable with a guidewire. We offer the following disposable catheters for use in peripheral laser atherectomy:
      CLiRpath Turbo and Turbo Elite Catheters. Our CLiRpath family of over-the-wire (OTW) and rapid exchange (Rx) catheters is used for peripheral laser atherectomy. The CLiRpath laser catheter has good flexibility and an active ablation area covering a high percentage of the catheter tip. The CLiRpath laser catheter is available in 0.9, 1.4, 1.7, 2.0, 2.3 and 2.5 mm tip diameters. In October 2005, we received 510(k) clearance from the FDA to incorporate several new features (80-Hz capability, “continuous on” lasing and lubricous coating) into our entire CLiRpath product line. The launch of this CLiRpath Turbo product line, to replace the CLiRpath catheters, was completed in the second quarter of 2006. In October 2006, we received FDA clearance to market our TURBO Elitetm product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CliRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full commercialization expected by the end of the second quarter of 2007.
      Quick-Cross Support Catheter. We offer our Quick-Cross support catheters in 0.014”, 0.018” and 0.035” models. These support catheters are non-laser-based accessory products designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage.

Coronary Laser Atherectomy
      Our CVX-300 laser and 1.4, 1.7 and 2.0 mm diameter fiber-optic catheters have received FDA clearance for the following seven indications for use in the treatment of coronary artery disease adjunctively with balloon angioplasty and stents:

•	saphenous vein grafts;

•	total occlusions crossable by a guidewire;

•	ostial lesions, or blockages at the beginning of arteries;

•	lesions with moderate calcification;

•	long lesions;

•	lesions where angioplasty balloon failures have occurred; and

•	restenosed stents prior to brachytherapy, or radiation therapy.
      In the coronary market, our disposable catheter devices are used to treat complex coronary artery disease as an adjunctive treatment to PCI using balloons and stents. We are currently focused on the treatment of CTOs, leveraging our extensive history in the coronary market. According to a 2001 article in the Journal of Invasive Cardiology, patients whose CTOs could not be crossed using a guidewire were approximately three to five times more likely to undergo coronary artery bypass surgery than patients whose CTOs were successfully crossed. This coronary artery bypass surgery is highly invasive and carries significant procedural risks, and as a result of these risks, we believe that there is increased interest from interventional cardiologists to treat CTOs with minimally invasive techniques. With the recent demonstrated clinical efficacy of drug-eluting stents in coronary lesions, we believe that physicians are looking for ways to place drug-eluting stents in CTOs once they are crossed. We believe that our products will enable physicians to more effectively cross certain types of CTOs. We are also currently evaluating various product designs targeted at CTOs that cannot be crossed by a guidewire.
      In the coronary market, we offer an adjunct to traditional balloon angioplasty and stenting. For CTOs that are crossable by a guidewire, we offer an alternative to coronary bypass surgery. Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, coronary excimer laser atherectomy dissolves the material. We believe the use of our laser technology makes the treatment of complex lesions less complicated.

      We offer the following disposable catheters for use in coronary laser atherectomy:

Rapid Exchange (Rx) Catheter. Our Rx laser catheter, marketed under the Vitesse brand, is our directional coronary laser catheter. We offer our eccentric (one-sided) Rx catheter in 1.7 and 2.0 mm diameter sizes and our concentric Rx catheter in 1.4, 1.7, and 2.0 mm tip diameter models. Both of our Rx catheters incorporate a “monorail design” that can be threaded onto and exchanged over a guidewire more quickly than OTW models. They are also compatible with a wide range of guidewires. On our eccentric model, the fiber array at the tip can be rotated by the operator to create a larger channel through the blockage. The fibers in our concentric model are “optimally spaced,” and laboratory tests have demonstrated that it produces greater debulking, or plaque removal, compared with our eccentric model.

Over-The-Wire (OTW) Catheter. Our OTW catheters, marketed for use in the coronary vasculature under the Extreme brand, have good flexibility and an active ablation area covering a high percentage of the catheter tip. Other features include the patented metal rim tip designed for visualization and alignment and a proprietary lubricious coating for easy access. Our OTW laser catheter is available in 0.9, 1.4, 1.7 and 2.0 mm tip diameters.

POINT 9 Catheter. The POINT 9 concentric catheters, including our POINT 9 X-80 model that uses 80-Hz, are our smallest diameter atherectomy catheters and are designed for use in vessels as small as 1.5 mm in diameter, as well as larger vessels with total occlusions passable by a guidewire or where angioplasty balloon failures have occurred.

Quick-Cross Support Catheter. We offer our Quick-Cross support catheters in 0.014” and 0.018” models. These support catheters are non-laser-based accessory products designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage.

Cardiac Lead Removal Systems
      We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacemaker and ICD leads. As a result of pacemakers or ICDs being replaced, we estimate that while more than 250,000 leads are left in the body each year in the United States, fewer than 10,000 leads are removed from the body. The current standard of care is simply to cap these leads and leave them in the body based on the risk of complications associated with lead removal and the perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our CLeaRS product line, which includes our SLS and our LLD, may reduce the risk of complications associated with lead removal to less than 2%. We believe that clinical complications associated with abandoned leads, such as pocket infections, are more significant than generally believed. We are implementing various initiatives targeted at increasing the number of removals of abandoned or defective pacemaker or ICD leads by educating physicians as to the complications and costs associated with leaving these leads in the body.
      We believe that one of the key drivers of our cardiac lead removal business is the increased rate of ICD implantation. According to recent clinical research conducted by Guidant, Medtronic and St. Jude, patients suffering from congestive heart failure, as well as patients who have had prior heart attacks, may have reduced mortality risk as a result of the implant of an ICD. Since there are more leads attached to an ICD than a pacemaker and since ICD leads are typically larger in diameter than pacemaker leads, there is often a space problem in the subclavian vein when ICDs are implanted in patients that already have a pacemaker. Additionally, since many of the newer ICDs have three leads, the potential for venous obstruction is enhanced. As a result, we believe that the old leads are more likely to be removed in these situations.
      Competitive methods available to remove implanted leads include open-chest surgery and transvenous removal with plastic sheaths, each of which has significant drawbacks. For example, open-chest surgery is costly and traumatic to the patient. The plastic sheath method sometimes results in damage to the cardiovascular system, which may require surgery and may cause the lead to disassemble during the removal procedure.

      Our CVX-300 excimer laser unit was initially approved by the FDA for lead removal procedures in December 1997, with several subsequent approvals and 510(k) clearances as we expanded our CLeaRS product line. This product line includes the following:

Spectranetics Laser Sheath (SLS). We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath (SLS), to be used with our CVX-300 excimer laser unit to remove implanted leads with minimal force. The SLS consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead wire to pass through it as the device slides over the lead wire and toward the tip in the heart. Following the removal of scar tissue with the SLS, the lead wire is removed from the heart with counter-traction. The SLS uses excimer laser energy focused through the tip of the SLS to facilitate lead removal by removing scar tissue surrounding the lead. We believe that in addition to resulting in less trauma and a lower complication rate than mechanical lead removal methods, procedure time is reduced significantly.

Lead Locking Device (LLD). Our Lead Locking Device, or LLD, product complements our current SLS product line and, since it is not laser-based, can also be used in connection with the mechanical removal of pacemaker or ICD leads. The LLD is a mechanical device that assists in the removal of faulty leads by providing traction to the leads, which are typically wire spirals. The LLD is inserted into the center lumen of the lead and then a braid surrounding the LLD expands to fill and grip the entire length of the lead’s inner circumference, in effect converting a spiral into a solid “pipe,” which can more easily be extracted. We believe that other devices on the market, which merely grip the lead at the far end, provide less stability and frequently release their grip on the lead. In March 2005, we received 510(k) clearance from the FDA for the LLD E, a next generation device that navigates more effectively within tortuous anatomy in the coronary vascular system. Due to the materials used, it is also more easily visualized under angiography than our earlier LLD products.
      For 2007, we intend to focus more resources on our lead removal business based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead extraction market is under-penetrated. Our investment will begin with establishing a small, dedicated sales team focused on lead removal.
Clinical Trials

Current Clinical Trials
      CELLO. We received FDA approval to begin our CLiRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO trial, a pivotal IDE clinical trial for our TURBO-Booster catheter in the treatment of larger diameter arteries within the legs. Through March 14, 2007, we enrolled 61 of the planned 85 patients in the trial at 20 sites in the United States and Europe. Based on a review of the preliminary data, in March 2007 we agreed with representatives of the FDA that the clinical data from these 61 patients treated with the TURBO-Booster product was sufficient for submission to the FDA for review. The Company expects to complete the final data analysis and submit the 510(k) application to the FDA during the second quarter of 2007. The objective of the CELLO trial is to demonstrate atherectomy in the larger diameter superficial femoral artery. Clinical data from the registry will be used to seek FDA 510(k) clearance for the device. However, we cannot assure you that this FDA clearance will be received when anticipated or at all.
      AMI, or heart attack. The Extended Flow in Acute Myocardial Infarction patients after Laser Intervention trial, or Extended FAMILI trial, is a feasibility trial to rapidly restore blood flow in patients who have had a heart attack. This trial benchmarked quantitative endpoints common in other AMI trials, such as myocardial blush scores and ST-segment resolution, which is a measurement of heart muscle recovery following restoration of bloodflow to the heart after a heart attack, for a subset of patients. Enrollment in the trial was completed in 2005. The data from the trial was presented at the Trans Catheter Therapeutic (TCT) convention held in Washington, D.C. in October 2006. The myocardial blush scores compared favorably with other clinical trials using other thrombectomy or distal protection devices and the clinical trial investigators have submitted the data for publication in peer-reviewed medical journals.

Historical Clinical Trials
      Initial FDA approval for use of our excimer laser for coronary indications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty Study, which evaluated a registry of laser usage in blocked coronary arteries. Of note, we achieved our goal of the registry in that there was no difference in success rate or complications for long lesions, total occlusions crossable with a guidewire, saphenous vein grafts and aorto-ostial lesions, suggesting that complex lesions could be safely and effectively treated with excimer laser coronary atherectomy.
      FDA clearance for use of our CVX-300 laser for the treatment of CTOs in the leg that are not crossable with a guidewire was based on the LACI trial, which deals with multi-vessel PAD in patients presenting with CLI who are not eligible for bypass surgery. The LACI trial enrolled 145 patients at 15 domestic and several European sites. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization, and, as a result, at a higher risk for amputation. The primary endpoint was limb salvage for a six-month follow-up period. Data from the trial indicated a 93% success rate as compared with 87% in the historical control group of 789 patients treated with a variety of standard therapies, including bypass surgery. There were no statistical differences in serious adverse events between the LACI group and the historical control group. Although the clinical trial endpoints were achieved, the advisory panel to the FDA recommended non-approval in October 2003, citing concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment, since it was used adjunctively with balloons and stents. The FDA, which generally follows the advisory panel’s recommendation, issued a non-approval letter following the panel meeting. Based on input at the advisory panel meeting and subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed a 95% limb salvage rate among the surviving patients six months after the procedure. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial, but followed the LACI trial protocol. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. We received 510(k) clearance from the FDA on April 29, 2004.
      The Peripheral Excimer Laser Angioplasty, or PELA, trial enrolled 250 patients in a randomized trial comparing excimer laser treatment followed with balloon angioplasty to balloon angioplasty alone. The trial was designed to test the safety and efficacy of treating total occlusions of at least 10 cm in length within the superficial femoral artery. The trial was designed to determine if the laser group was superior to the balloon only group. The clinical results showed equivalence in most study endpoints, including the primary endpoint, which was primary patency (the degree in which the artery is open) as measured by a less than 50% diameter stenosis (blockage) at one year by ultrasound with no reintervention. The largest catheters used in the trial were 2.5 mm in diameter as compared to artery sizes treated in excess of 6.0 mm in diameter. We believe that the low catheter diameter in relation to artery diameter adversely affected results. We have recently received 510(k) clearance for our 2.5 Turbo catheter and the CELLO trial is evaluating our TURBO-Booster catheter for opportunities to treat the large diameter superficial femoral artery.
      With respect to our cardiac lead removal products, the Pacemaker Lead Extraction with the Excimer Sheath, or PLEXES, clinical trial was completed in October 1996 and demonstrated that use of our SLS increased the complete lead removal success rate to 94% as compared with 64% for mechanical lead removal techniques. This was a randomized trial that enrolled more than 750 patients. A more recent study completed in 1999 and published in December 2000 in the Journal of Interventional Cardiac Electrophysiology reported that using both our SLS and LLD increased our success rate to 98%.
Strategic Alliances
      ELANA. In 2004, we entered into a series of agreements with ELANA BV, a private company based in the Netherlands, which provides for us to supply laser systems and to develop and supply catheters to ELANA BV pursuant to their design requirements. A cross-licensing arrangement of selected intellectual property rights of Spectranetics and ELANA BV is also a part of the agreements. The products subject to these agreements are marketed by ELANA BV in Europe for use primarily in neurovascular bypass surgery.

      Excimer Laser-Assisted Non-occlusive Anastomosis, or ELANA, is the only known surgical technique that enables surgeons to create a bypass without occluding the recipient vessel, ensuring continued blood supply during an operation. To make the anastomosis, which is the connection for the bypass graft, a platinum implant is attached onto the outside wall of the recipient vessel. The end of the bypass graft is stitched to the wall of the recipient vessel, using the implant as a guide. A specialized laser catheter is inserted through the bypass graft to the wall of the recipient vessel. Laser ablation is used to create a hole in the artery wall and the laser catheter removes the disc, enabling blood flow to the recipient vessel. Revenue derived from the agreements was approximately $280,000 for the year ended December 31, 2006.
      BIOSCAN. In May 2006, we entered into a catheter development agreement with Bioscan Technologies, Ltd., a privately held company in Israel (“Bioscan”). We will fund research as to the feasibility of combining Bioscan’s optical imaging technology with our fiber-optic laser catheters. The initial phase of the agreement will determine feasibility and, if feasibility is proven, product development activities will commence.
      In exchange for funding the feasibility and product development efforts and the payment of royalties and other costs associated with key milestones defined in the agreement, we will receive an exclusive, perpetual, worldwide license to Bioscan’s intellectual property held currently and developed during the course of the collaboration for use within the field of atherectomy.
Sales and Marketing
      Our sales goals are to increase the use of laser catheters and other disposable devices and to increase the installed base of our laser systems. We seek to educate and train physicians and institutions regarding the safety, efficacy, ease of use and growing number of applications addressed by our excimer laser technology through published studies of clinical applications and our various training initiatives. By leveraging the success of existing product applications, we hope to promote the use of our technology in new applications.
      Providing customers with answers about the cost of acquisition, use of the laser, types of lesions addressable by our excimer laser system and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the United States and internationally, we believe that we are well positioned to capitalize not only on our core competency of our excimer laser technology in peripheral and coronary atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system.

Domestic Operations
      According to a 2001 report by the Society of Cardiovascular Angiography and Interventions, there were over 2,100 cardiac catheterization laboratories operating in the United States in 2001. Our goal is to expand our customer base by continuing to focus our sales efforts on the 1,000 hospitals with cardiac catheter labs that we believe perform the highest volume of interventional procedures, as well as on stand-alone peripheral intervention practices. Our United States sales and marketing organization consists of product marketing managers, region sales managers, and territory sales managers.
      Sales Organization Expansion. As of December 31, 2006 we had 78 field sales employees consisting of 10 region sales managers and 68 sales representatives with revenue quotas. The 78 field sales employees compares with 55 as of December 31, 2005. Our plans for 2007 include the continued expansion of the field sales organization. The roles of each member of the sales team are outlined below:

Region Sales Managers are responsible for the overall management of a region, including sales of lasers and disposable products. They are directly responsible for the performance of the sales representatives in their district.

Territory Sales Managers’ primary function in addition to sales of lasers and disposable products is to assist in training our customers and establishing relationship with physicians for the purpose of expanding their use of our laser devices within the accounts in their territory.
      In addition, for 2007, we intend to focus more resources on our lead removal business based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead extraction market is under-penetrated. Our investment will begin with establishing a small, dedicated sales team focused on lead removal.
      Master Summit Training Sessions. We seek to grow our revenue through increased sales of our higher margin disposable products to our existing installed base through training of additional physicians at our Master Summit training sessions. At these sessions, physicians observe live case demonstrations and educational presentations regarding the use of our excimer laser system. We believe that through hosting these sessions, we can accelerate physician training and enhance awareness of our products. During 2006, we held 14 Master Summits at which we trained a total of approximately 380 physicians.
      As of December 31, 2006, our field team in the United States also included 19 service engineers who are responsible for installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis.
      We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth, and we have increased our sales and marketing capabilities over the last few years through the addition of personnel to our sales organization. Since the use of excimer laser technology is highly specialized, our marketing product managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales team and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We currently have seven marketing product managers, which include product managers and associate product managers who are responsible for global marketing activities for each of our target markets
     International Operations
      We market and sell our products in Europe, the Middle East and Russia through Spectranetics International, B.V., a wholly-owned subsidiary, as well as through distributors.
      During 2006, we primarily utilized distributors throughout Europe and the Middle East with the exception of France, Germany, The Netherlands and Belgium, where we utilize a direct sales force. In 2006, Spectranetics International, B.V. revenues totaled $5,606,000, or 9% of our revenue compared with $4,408,000, or 10% of our revenue in 2005. On January 1, 2006, we commenced the marketing of our products directly to our German customers through our European sales and clinical organization, following the expiration of the agreement with our German distributor on December 31, 2005.
      In addition to the operations of Spectranetics International, B.V., we conduct international business in Japan and other selected countries in the Pacific Rim through distributors. We market and sell our products in Canada through our U.S. direct sales organization. In 2006, revenue from these foreign operations totaled $1,795,000, or 3% of our revenue compared with $1,476,000 or 3% of our revenue in 2005. In conjunction with our Japanese distributor, we have regulatory approval from the Japanese Ministry of Health and Welfare (MHW) to market our laser and various sizes of certain of our coronary catheters in Japan. We have submitted our application for reimbursement approval for these products in Japan from MHW. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained. We are working with our current distributor, DVx Japan, to secure reimbursement approval in Japan, but we cannot assure you that our revenue in Japan will in fact increase if reimbursement approval is received. In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products. Foreign sales may be subject to certain risks, including export/import licenses, tariffs, foreign exchange rate fluctuations, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date.

Competition
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
      Manufacturers of atherectomy or thrombectomy devices include SCIMED Life Systems, Inc. and, Guidant Corporation (both subsidiaries of Boston Scientific Corporation), Fox Hollow Technologies, Inc., Possis Medical, Inc. and Straub Medical AG. There are other potential competitors, such as Pathway Medical Technologies, Inc. and Cardiovascular Systems, Inc., that are currently seeking FDA clearance to market their mechanical atherectomy devices.
      We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete in the United States with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed.
Manufacturing
      We assemble and test substantially all of our product line and have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the production process. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility and to scale manufacturing, should market demand increase.

      Our manufacturing facilities are subject to periodic inspections by federal and state and other regulatory authorities, including QSR compliance inspections by the FDA and TÜV, which is a private company authorized by European medical agencies to assess and certify compliance with regulatory requirements. We have undergone nine inspections by the FDA for QSR compliance since 1990, and TÜV has conducted an inspection each year since 1993. Each inspection resulted in a limited number of noted observations, to which we believe we have provided adequate responses.
      We purchase certain components of our CVX-300 laser unit from several sole source suppliers. In addition, raw materials, components and subassemblies used in our disposable devices are purchased from outside suppliers and are generally readily available from multiple sources. We do not have guaranteed commitments from any of these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production. In addition, we may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.
Patents and Proprietary Rights
      We hold 40 issued U.S. patents and have rights to 17 additional U.S. patents under license agreements. We also hold five issued patents in each of France, Germany, Italy and Japan; four issued patents in the Netherlands; and one issued in each of Spain and the United Kingdom. Also, we hold 14 pending U.S. patent applications and seven pending foreign patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, the use of the laser and our catheters together, and specific design features of our catheters.
      Two of our licensed patents, relating to a laser method for severing or removing blockages within the body, expired in August and November 2005, respectively, and another of our licensed patents relating to the use of a laser in a body lumen expired in July 2006. In addition, certain of the coupler patents and system patents expire in 2010 and we are currently exploring new technology and design changes that may extend the patent protection for the coupler and system patents; however, we cannot assure you that we will be successful in doing so.
      Any patents for which we have applied may not be granted. Our patents may not be sufficiently broad to protect our technology or to provide us with any competitive advantage. Our patents could be challenged as invalid or circumvented by competitors. In addition, we have limited patent protection in foreign countries, and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. We could be adversely affected if any of our licensors terminates our licenses to use patented technology.
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

      We are party to a patent license agreement dated February 28, 1997 with Medtronic, Inc. pursuant to which Medtronic has granted us a worldwide exclusive license to commercialize products using certain Medtronic patents and technology. The license agreement expires on the date of expiration of the last licensed patent unless terminated earlier as a result of breach, insolvency, or our failure to perform for more than 180 days within any 12-month period due to force majeure. We pay Medtronic royalties as a specified percentage of net sales of products using the licensed Medtronic patents. For fiscal 2006, we incurred royalties of approximately $300,000 to Medtronic under this license agreement.
      We are party to an amended vascular laser angioplasty catheter license agreement with SurModics pursuant to which SurModics has granted us a worldwide exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using their patents or a quarterly minimum royalty. The license agreement expires on the later of the date of expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the amount of royalties we pay SurModics is not greater than specified levels. For fiscal 2006, we incurred royalties of approximately $372,000 to SurModics under this license agreement.
      Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are and have in the past been a party to legal proceedings involving our intellectual property and may be a party to future proceedings. See “Risk Factors” and “Legal Proceedings.”
Research and Development
      From inception through 1988, our primary emphasis in research and development was on the CVX-300 laser unit. Since 1988, our research and development efforts have focused on refinement of the CVX-300 laser unit, as well as on development of disposable catheter devices to address a broad range of cardiovascular applications. In 2005, we created dedicated product development and technology teams within our research and development organization to more effectively focus our resources on development of additional disposable devices addressing new disease indications and development of new technology, including visualization and our next-generation laser platform, respectively.
      Our team of research scientists, engineers and technicians performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $8,052,000 in 2006, $4,896,000 in 2005 and $3,798,000 in 2004. We expect these costs to increase in 2007 as we advance clinical research focused on peripheral arterial disease, as well as increased product development activities, including technology enhancements to our laser system.
Third-Party Reimbursement
      Our CVX-300 laser unit and related disposable devices are generally purchased by hospitals and stand-alone peripheral intervention practices, which then bill various third party payers for the healthcare services provided to their patients. These payers include Medicare, Medicaid and private insurance payers. Most public and private insurance payers base their coverage and payment systems upon the Medicare Program. Medicare coverage policies and payment rates depend on the setting in which the services are performed. For inpatient hospital services, hospitals generally are reimbursed for inpatient operating costs under the hospital inpatient prospective payment system, or IPPS. Payment under IPPS is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay, which are classified into a Diagnosis-Related Group, or DRG. IPPS payment amounts, therefore, do not necessarily reflect the actual cost of the medical device used or the services provided. Hospitals performing inpatient procedures using our technology are paid the applicable DRG payment rate for the inpatient stay. For outpatient hospital services, payments also are made under a prospective payment system — the hospital outpatient prospective payment system, or OPPS. OPPS payments are based on Ambulatory Payment

Classifications, or APCs, under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are comparable clinically and in terms of resources. In addition to payments made to hospitals for procedures using our technology, CMS makes separate payments to physicians for their professional services. Payments to physicians are made under the national Medicare Physicians Fee Schedule. Procedure costs and payment rates vary depending on the complexity of the procedure, various patient factors and geographical location. Private payers have, in the past, provided limited coverage for certain laser treatments and procedures, and they may institute new policies that negatively impact reimbursement levels or coverage of our products.
      At present, we believe that many of our customers using our CVX-300 laser unit for laser atherectomy are obtaining reimbursement for hospital services under atherectomy billing and reimbursement codes. We believe that lead removal procedures using the SLS and LLD are typically reimbursed using the same codes for non-laser lead removal or lead removal and replacement. Hospital outpatient and physician services billing and reimbursement codes differentiate atherectomy procedures from PCI procedures utilizing only balloons or only balloons and stents. We cannot provide assurances that the billing codes currently available will continue to be recognized by third-party payers for use by our customers.
      Most third-party payers currently cover and reimburse for procedures using our products. At least two private payers have determined that some procedures in which our technology is used should not be covered. While we believe that a laser atherectomy procedure offers a less costly alternative for the treatment of certain types of cardiovascular disease, we cannot assure you that the procedure will receive adequate coverage and reimbursement and will be viewed as cost-effective under future coverage and reimbursement guidelines or other healthcare payment systems, especially when used adjunctively with other therapies, such as balloons and stents.

Government Regulation

Overview of Medical Device Regulation
      Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we will perform:

•	product development;

•	product testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market safety reporting.
      To be commercially distributed in the United States, medical devices must receive either 510(k) clearance or PMA prior to marketing from the FDA pursuant to the FDCA. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment Class III device for which the FDA has not yet called for submission of PMA applications are placed in Class III requiring PMA.
      510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before

May 28, 1976. The FDA’s 510(k) clearance pathway usually takes from four to 12 months, but it can last longer.
      After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained.
      PMA Pathway. A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but may take longer.
      A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with QSR requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.
      Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which typically takes one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.
      If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, which could have material adverse consequences, including the loss or withdrawal of the approval.
      Even after a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
      Clinical Trials. A clinical trial is almost always required to support a PMA application and is sometimes required for a premarket notification. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.
      All clinical studies of investigational devices must be conducted in compliance with FDA’s requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an IDE application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A nonsignificant risk device does not require FDA approval of an IDE. Both significant risk and nonsignificant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers where the device will be used.
      During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The IDE requirements apply to all investigational devices, whether considered significant or nonsignificant risk. Prior to granting PMA, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.
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
      The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA of new products;

•	withdrawing 510(k) clearance or PMAs already granted; and

•	criminal prosecution.
      We cannot assure that the FDA will approve our current or future PMA applications or supplements or 510(k) applications on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenue.
      Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.
      International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require a FDA Certificate to Foreign Government verifying that the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding QSR violations exist.
      With respect to our international operations, in November 1994, we received ISO 9001 certification from TÜV, which allows us to market our products in the European Community within compliance of the manufacturing quality regulations. In addition, we received CMDCAS (Canadian) certification by TÜV during January 2002. We have received CE (Communauté Européene) mark registration for all of our current products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.
      We are subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To date, compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position.
Product Liability and Insurance
      Our business entails the risk of product liability claims. We maintain product liability insurance in the amount of $7 million per occurrence with an annual aggregate maximum of $7 million. We cannot assure, however, that product liability claims will not exceed such insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all.
Employees
      As of December 31, 2006, we had 311 full time employees, including 29 in research and development and clinical and regulatory affairs; 121 in manufacturing and quality assurance; 117 in marketing, sales and field service; 28 in administration in the United States and 16 in marketing, sales and administration in Europe. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.	Risk Factors

Our ability to increase our revenue is largely dependent on our ability to successfully penetrate our target markets and develop new products for those markets.
      Our ability to increase our revenue from current levels depends largely on our ability to increase sales in the peripheral arterial disease, or PAD, market with our CLiRpath line of disposable catheters that was introduced in 2004. A substantial portion of our growth in 2006 and 2005 was derived from sales of our CLiRpath catheters and in order to increase future revenue, we must increase sales of these products to existing and new customers. Beyond CLiRpath, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD market, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.

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
      Although we are expanding our sales and marketing organizations, most of our competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our team in making sales. We are providing sales training, and as we add new field sales employees we will attempt to recruit candidates with more sales experience. However, we cannot assure you that our sales training and recruiting will improve productivity within our field sales organization. Further, we may experience higher turnover within our field sales organization than we have in the past because we are shifting our emphasis to sales personnel with sales experience rather than a clinical background.

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
      We incurred losses from operations since our inception in September 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002 and throughout most of 2006. At December 31, 2006, we had accumulated $73.8 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future.
The adoption of Statement 123R will have an adverse impact on our results of operations.
      As of January 1, 2006, we adopted Statement 123R, which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their financial statements. We have adopted Statement 123R on a modified prospective basis as defined in the statement and, under this adoption method, we have begun recording expense relating to employee stock-based compensation awards in the periods subsequent to December 31, 2005. Accordingly, our statements of operations for years ended December 31, 2005 and prior do not reflect the effect of Statement 123R, whereas our statement of operations for subsequent periods will reflect the impact of Statement 123R. The adoption of Statement 123R had an adverse effect on our results of operations for the year ended December 31, 2006, and we expect it will continue to do so for subsequent periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” and Note 1(m) to our consolidated financial statements.
The amount of our net operating loss carryovers may be limited.
      We have net operating loss carryovers, or NOLs, which may be used by us as an offset against taxable income, if any, for U.S. federal income tax purposes. However, the amount of NOLs that we may use in any year could be limited by Section 382 of the Internal Revenue Code of 1986, as amended, in addition to certain limitations we are currently subject to. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.
      We also have tax loss carryforwards in the Netherlands, which have no expiration date. However, in 2004, the Netherlands tax authorities proposed that substantially all of the tax loss carryforwards be disallowed. We are actively defending the availability of these loss carryforwards. These foreign loss carryforwards have been fully reserved with a valuation allowance. If the tax loss carryforwards are ultimately disallowed, there will be no negative impact to our statement of operations, although it may adversely affect our future cash flow and financial position.

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
      Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various state and federal enforcement and regulatory authorities. Under current interpretations of the federal false claims act and certain similar state laws, some of these laws may also be subject to enforcement in a qui tam lawsuit brought by a private party “whistleblower,” with or without the intervention of the government.
      If our past or present operations, including our laser system placement programs, clinical research and consulting arrangements with physicians who use our product or our “Cap Free” or other sales or marketing programs, are found to be in violation of these laws and not protected under a statutory exception or regulatory safe harbor provision to the applicable fraud and abuse laws, we, our officers or our employees may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation, including the exclusion of our products from use in treatment of Medicare or other federal healthcare program patients. If federal or state investigations or enforcement actions were to occur, our business and financial condition would be harmed.

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
      For the year ended December 31, 2006, our revenue from international operations represented 12% of consolidated revenue, of which 9% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.

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

If we do not effectively manage our growth, our business may be harmed.
      We have experienced increased unit volume demand and our ability to fulfill customer demand is becoming more difficult. To manage our growth, we must expand our facilities, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing and assembly process is complex, and we must scale this entire process to satisfy customer expectations and increased demand. In addition, in January 2006, we announced that we entered into a new lease in December 2006 for a 75,000 square foot building. We plan to consolidate all of our current U.S. operations into the new facility in two phases, which we expect to be completed by the end of 2008. There can be no assurance that this transition will occur smoothly or on the timetable that we have set. If we are unable to transition our manufacturing operations to our new facility as planned, we may experience delays or disruptions in our ability to manufacture and ship product as requested by our customers. We also expect to continue to expand the number of sales and marketing personnel as we expand our business. The number of our full-time employees increased from 208 as of December 31, 2005 to 311 as of December 31, 2006. We cannot be certain that our personnel, systems and procedures will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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
      There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. For example, we are currently involved in litigation regarding a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 mm and a jury has returned an unfavorable verdict in the case, which is ongoing. See Item 3 — Legal Proceedings for more detail regarding this matter. We cannot guarantee that another patent holder will not file a lawsuit against us and prevail. If we decide that we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party’s patented intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not be able to develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products.

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
      Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and sales and marketing personnel. We do not have employment agreements with any of our employees. Their employment with us is “at will,” and each employee can terminate his or her agreement with us at any time and choose to work for our competitors. We do not carry “key person” insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel.

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
Protections against unsolicited takeovers in our charter and bylaws may reduce or eliminate our stockholders’ ability to resell their shares at a premium over market price.
      Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and advance notification procedures for stockholder proposals that could have the effect of discouraging, delaying or preventing an unsolicited change in the control of Spectranetics. Our board of directors is elected for staggered three-year terms, which prevents stockholders from electing all directors at each annual meeting and may have the effect of discouraging, delaying or preventing a change in control.
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
      Our domestic operations are currently located in four buildings in Colorado Springs, Colorado. These facilities contain approximately 35,000 square feet of manufacturing space and approximately 30,000 square feet devoted to marketing, research and administrative activities. Three of these facilities are leased and have lease expiration dates of March 31, 2008; March 31, 2009 and December 31, 2010, respectively. We purchased for cash consideration the fourth facility, which was previously under lease, on March 29, 2005 for $1,350,000.
      In December, 2006 we entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at our option, during the first four years of the lease. We plan to consolidate all of our current U.S. operations into the new facility in two phases. All research and development, clinical studies, regulatory marketing, sales support and administrative functions are expected to move to the new facility in the first half of 2007, while all manufacturing and related support functions are expected to relocate in 2008. Upon occupancy of the new building, we plan to pursue subleases or lease buyouts of our existing leased buildings, and we plan to market for sale our owned building.
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
      On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the “’064 patent”). On the same day,

Dr. Rentrop filed in the United States District Court for the Southern District of New York (the “New York Court”), a complaint for patent infringement against us, under the ’064 patent (the “New York case”).
      On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado.
      On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to us by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ’125 and ’064 patents, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We sought declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion.
      After mediation hearings occurred in February 2006, with no settlement reached, the case was returned to the New York Court for trial, which began in November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him $500,000 in royalties and $150,000 in legal fees. We have filed several post-trial motions with the New York Court and the verdict will not be deemed accepted until the judge rules on these post-trial motions. In the event that our post-trial motions are unsuccessful, and the judge accepts the verdict, we currently plan to exhaust all of our appeal options. However, in light of the jury verdict, we have accrued $690,000 in expenses related to the verdict (the $650,000 awarded, and an additional $40,000 for royalties subsequent to the effective date of the jury award and through December 31, 2006), which is included in accrued liabilities on our consolidated balance sheet at December 31, 2006.
Cardiomedica
      We have been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and us. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $293,000, and such amount is included in accrued liabilities at December 31, 2006. We intend to vigorously defend the calculation of lost profits.
Kenneth Fox
      We are the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In September 2006, the Dutch Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and the proceedings will move forward on the basis of jurisdiction over Spectranetics B.V. only. We believe that this decision significantly narrows the scope of the claim. Mr. Fox is currently in the process of appealing the Dutch Court’s jurisdiction decision. We intend to continue to vigorously defend the Dutch action.
Krauth
      On December 31, 2005, our agreement with KRAUTH medical KG (“KRAUTH”) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit sought goodwill compensation of 643,159.14 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagreed both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation.
      In September 2006, a hearing was held with the judge in the case, which focused on mediating a settlement of the case. A settlement was reached in the amount of $297,000, of which $75,000 had been accrued in our financial statements at December 31, 2005. As a result, the financial statements for the quarter ended September 30, 2006 included a charge of $222,000. Full payment of the settlement was made to KRAUTH in the fourth quarter of 2006, and the matter is now closed.
Edwards Lifesciences
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
      Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that we were required to pay royalties on certain service-based revenue. At December 31, 2005 we had accrued costs of $2,905,000 associated with the resolution of this matter based on the arbitrator’s awards. This included $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. In January 2006, we remitted a payment of $2,905,000 to the licensor, Edwards Lifesciences Corporation, which closed this matter.
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
      Our Common Stock is traded on the NASDAQ National Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for the Company’s Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2006 and 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low

Year Ended December 31, 2006
1st Quarter	$11.90	$9.95
2nd Quarter	14.40	10.43
3rd Quarter	13.49	9.56
4th Quarter	13.56	10.42
Year Ended December 31, 2005
1st Quarter	$6.35	$5.07
2nd Quarter	6.81	4.50
3rd Quarter	9.73	6.20
4th Quarter	13.38	7.55
      We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
      The closing sales price of our Common Stock on March 12, 2007, was $9.81. On March 12, 2007, we had 603 shareholders of record.
      The following table provides information as of December 31, 2006 about equity awards under the Company’s equity compensation plans:

Number of Securities
Remaining Available for
	Number of Securities		Weighted-Average		Future Issuance Under
	to Be Issued Upon		Exercise Price of		Equity Compensation Plans
	Exercise of Outstanding		Outstanding Options,		(Excluding Securities
	Options, Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders(1)	3,837,811	(2)	$4.89	(2)	833,533	(3)

(1)	These plans consist of: (1) The Spectranetics Corporation 2006 Incentive Award Plan (the “2006 Plan”) (2) The 1997 Equity Participation Plan of the Spectranetics Corporation, (the “1997 Plan”), and (3) The Employee Stock Purchase Plan (the “ESPP Plan”).

(2)	The Company is unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the ESPP Plan or the weighted average exercise price of outstanding rights under the ESPP Plan. Accordingly, the number of shares listed in column (a) and the weighted average exercise price listed in column (b) apply only to options outstanding under the 2006 Plan and the 1997 Plan. The ESPP Plan provides that shares of the Company’s Common Stock may be purchased at a per share price equal to 85% of the fair market value of the Common Stock at the beginning or end of the six month offering period, whichever is lower.

(3)	Of these shares of Common Stock, 471,310 remain available for issuance under the 2006 plan, and 362,543 remain available for issuance under the ESPP Plan. No shares of Common Stock are available for future issuance under the 1997 Plan.

ITEM 6.	Selected Consolidated Financial Data
      The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2006, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and

Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected balance sheet data as of December 31, 2006 and 2005, and statement of operations data for each year in the three-year period ended December 31, 2006, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2004, 2003 and 2002, and statement of operations data for the years ended December 31, 2003 and 2002, are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.
      In September 2005, we filed a Current Report on Form 8-K announcing that we had engaged Ehrhardt Keefe Steiner & Hottman PC (“EKS&H”) as our independent registered public accounting firm beginning with the fiscal year ended December 31, 2005. As a result, our consolidated financial statements as of and for the years ended December 31, 2006 and 2005 have been audited by EKS&H, and our consolidated financial statements for the year ended December 31, 2004 have been audited by KPMG LLP. In connection with the consent from KPMG to incorporate their report on our consolidated financial statements for the year ended December 31, 2004 into this Annual Report on Form 10-K, we have agreed to indemnify KPMG LLP from all legal costs and expenses it may incur in connection with its successful defense of any legal action or proceeding arising as a result of KPMG’s consent to the incorporation by reference of such report.

	Years Ended December 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):
Revenue	$63,490	$43,212	$34,708	$27,869	$28,097
Cost of revenue	16,955	10,523	8,801	7,900	8,983
Selling, general and administrative	39,824	24,149	19,347	15,261	14,586
Research, development and other technology	9,910	6,661	5,355	3,812	4,510
Proxy contest and settlement obligations	—	—	—	—	1,837
Reorganization costs and litigation reserves reversal	—	—	—	(32)	—

Operating (loss) income	(3,199)	1,879	1,205	928	(1,819)
Interest income	1,954	432	238	104	480
Interest expense related to litigation settlement	—	(387)	—	—	—
Other (expense) income, net	(37)	(8)	(9)	2	(157)

(Loss) income before income taxes	(1,282)	1,916	1,434	1,034	(1,496)
Income tax (expense) benefit	(165)	(878)	1,518	(105)	(65)

Net (loss) income(2)	$(1,447)	$1,038	$2,952	$929	$(1,561)

(Loss) income from continuing operations per share:
Basic	$(0.05)	$0.04	$0.12	$0.04	$(0.07)
Diluted	$(0.05)	$0.04	$0.11	$0.04	$(0.07)
Weighted average common shares outstanding:
Basic	29,130	25,940	25,080	24,254	23,809
Diluted	29,130	28,568	27,060	25,443	23,809

	As of December 31,

	2006	2005	2004	2003	2002

	(In thousands)
BALANCE SHEET DATA:
Working capital	$52,552	$15,213	$13,662	$11,966	$10,508
Cash, cash equivalents, and investment securities	56,467	16,913	17,410	13,281	11,430
Restricted cash	—	—	—	1,133	1,123
Property, plant, & equipment, net	16,176	8,801	4,362	3,633	3,478
Total assets	91,494	38,775	33,038	26,082	23,836
Long-term liabilities	3	31	83	173	—
Shareholders’ equity	78,288	27,184	23,489	18,212	15,855

(1)	As of January 1, 2006, we adopted Statement 123R, which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their consolidated financial statements. We have adopted Statement 123R on a modified prospective basis as defined in the statement and, under this adoption method, we will record expense relating to employee stock- based compensation awards in the periods subsequent to December 31, 2005. Accordingly, our statement of operations data for the five years ended December 31, 2005 does not reflect the effect of Statement 123R, whereas our statement of operations for subsequent periods will reflect the impact of Statement 123R. The adoption of Statement 123R will have an adverse effect, which could be material, on our results of operations in periods ending subsequent to December 31, 2005. For the year ended December 31, 2006 we recorded stock compensation expense of $2,663,000, of which $2,361,000 is included in selling, general and administrative expense and $302,000 is included in research, development and technology expense. See “Risk Factors — The adoption of Statement 123R will have an adverse impact on our results of operations,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” and Note 1(m) to our consolidated financial statements included elsewhere in this report.

(2)	Net income for the year ended December 31, 2004 included a $1,615,000 income tax benefit, which represented the release of a valuation allowance that we determined was no longer required on specific deferred taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Overview
      We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages including plaque, calcium and thrombus. Our laser system includes the CVX-300 laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers or ICDs, which are electronic devices that regulate the heartbeat. As of December 31, 2006, our worldwide installed base of laser systems was 623, of which 488 were in the United States. We are focused on increasing recurring revenue, which includes disposable catheter sales, service and laser rental, which in the aggregate represented 94% of our revenue for 2006. Disposable catheter sales represented 80% of our revenue for 2006.
      Loss before income taxes was $(1,282,000) for the year ended December 31, 2006, compared with income before income taxes $1,916,000 for the year ended December 31, 2005. An increase in revenue (primarily due to increased sales of our CLiRpath atherectomy products for use in the peripheral vasculature system) was partially offset by increased operating expenses related to the overall growth of our business. Additionally, the decrease in pre-tax income was due to our adoption of Statement 123R, which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their financial statements. In 2006, we recorded stock compensation expense of $2,663,000; no stock compensation expense was recorded in 2005 prior to the adoption of FAS 123(R) which was effective

January 1, 2006. Net loss was $(1,447,000) or $(0.05) per diluted share for the year ended December 31, 2006, compared with net income of $843,000 or $0.04 per diluted share for the year ended December 31, 2005.
Revenue by Product Line

	2006	2005	2004

	(In thousands)
Disposable products	$50,643	$33,045	$25,657
Service and other revenue*	6,971	5,472	5,279
Laser equipment	5,876	4,695	3,772

Total revenue	$63,490	$43,212	$34,708

*	Other revenue consists of sales of custom products and sales to ELANA BV (see “Strategic Alliances”), offset by a provision for sales returns.
Financial Results by Geographical Segment

	2006	2005	2004

	(In thousands)
Revenue
United States	$57,884	$38,804	$31,420
Europe	5,606	4,408	3,288

Total revenue	$63,490	$43,212	$34,708

	2006	2005	2004

	(In thousands)
Net (loss) income
United States	$(2,037)	$794	$2,990
Europe	590	244	(38)

Total net (loss) income	$(1,447)	$1,038	$2,952*

*	Results for 2004 includes an income tax benefit of $1,615,000, related to a reduction in the valuation allowance against our deferred tax assets. At December 31, 2004, we recorded a net deferred tax asset of $1,615,000 which represented our best estimate of the amount of our deferred tax assets that were more likely than not to be realized through the reduction of income taxes payable in future years.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
      Revenue during the year ended December 31, 2006 was $63,490,000, an increase of 47% compared with $43,212,000 during the year ended December 31, 2005, as a result of increased revenue in all revenue categories, but driven primarily by growth in disposable products revenue.
      Disposable products revenue was $50,643,000 for the year ended December 31, 2006, which was 53% higher than disposable products revenue of $33,045,000 during the same period in 2005. We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the year ended December 31, 2006, our atherectomy revenue totaled $33,408,000 (66% of disposable products revenue) and our lead removal revenue totaled $17,235,000 (34% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular system, grew 75% and was the main driver of disposable product revenue growth in 2006 compared with 2005. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our CliRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Approximately 20% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to our CliRpath Turbo product line, the launch of which was completed in the second quarter of 2006. Additionally, our Quick-Cross support catheters contributed to the atherectomy revenue growth, accounting for 32% of the growth. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of the CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, as well as the future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
      Lead removal revenue grew 24% during 2006 compared with 2005. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize the potential for venous obstruction when the new ICD leads are implanted. Recent clinical studies (Multicenter Automatic Defibrillator Implantation Trial II, or MADIT II, and Sudden Cardiac Death in Heart Failure Trial, or ScDHeft) have shown results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2002 and the SCD-Heft clinical trial results were made public in March 2004. Growth in the ICD market may accelerate, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists who treat these patients, although there can be no assurance that this will occur. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than to remove them. We have initiated programs to examine the costs and frequency of complications associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care.
      Laser equipment revenue in 2006 was $5,876,000 compared with $4,695,000 in 2005, which represents an increase of 25%. As of December 31, 2006 our worldwide installed base of laser systems was 623 (488 in the United States) compared with 494 (377 in the United States) as of December 31, 2005. This represents new laser placements in 2005 of 129 laser systems compared to 77 new laser systems placed during 2005. The increase in laser placements in 2006 is largely driven by customer interest in our CLiRpath product line used for the treatment of peripheral vascular disease. Data as to our installed base of laser systems and new laser placements includes outright sales, rentals and lasers being evaluated during a trial period by potential purchasers.
      Laser sales revenue, which is included in laser equipment revenue, increased 24% to $3,519,000 for 2006 as compared to $2,846,000 for 2005. The increase was due to the sale of six additional units, partially offset by a decrease in average sale prices for the units sold (due to a higher mix of rental/evaluation conversions as compared to sales from inventory.) Rental revenue increased to $2,357,000 for the year ended December 31, 2006 from $1,849,000 for 2005, due mainly to an increase in systems placed with customers under our various rental programs, particularly our “Cap-Free” program, which was introduced in the second quarter of 2005. Most of the increase in our laser system placements from 2005 to 2006 related to systems placed under our Cap-Free and Evergreen rental program, as opposed to outright sales, and we expect in 2007 that the large majority of our new laser placements will continue to be under the Cap-Free program. We believe that laser system placements is a more relevant metric for measuring our progress within the equipment business, as it represents new customers that have elected to acquire or are considering the acquisition of a laser system, whether it be from an outright sale from inventory, or an evaluation or rental program. The laser system placement represents an opportunity to sell our higher-margin disposable products.
      Service and other revenue of $6,971,000 during 2006 increased 27% from $5,472,000 for 2005. Service and other revenue is generated through the repair and maintenance services offered to our customers and is associated exclusively with our laser systems. The growth in service and other revenue is a result of an increase in our installed base.
      Gross profit decreased to 73% as a percentage of revenue during the year ended December 31, 2006 as compared with 76% during the year ended December 31, 2005. This decrease was mainly due to an increase in manufacturing personnel, equipment and related costs targeted at raising production capacity. Additionally, an increase in lower-margin capfree program revenue also had a negative effect on overall gross margins. This was partially offset by an increase in unit prices related to our CliRpath Turbo product line.
      Selling, general and administrative expenses increased 65% to $39,824,000 for the year ended December 31, 2006 as compared with $24,149,000 in 2005. Approximately $2,361,000 of the increase relates to stock compensation expense recorded to selling, general and administrative expense for the first time in 2006 upon the adoption of FAS 123(R) as of January 1, 2006. The remainder of increase is due to the following:

•	Selling expenses increased approximately $10,900,000 due to the following factors:

•	Approximately $4,900,000 relates to personnel-related expenses associated with the hiring of 23 additional employees in 2006 within our sales organization. These increased costs include salaries and benefits, recruiting and travel costs. An additional $3,400,000 of the increase relates to higher commissions expense as a result of our increased revenue compared with the prior year.

•	Additional convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions, accounted for approximately $1,500,000 of the increase.

•	Increased expenses associated with the operations of Spectranetics International, B.V., our wholly-owned subsidiary in the Netherlands that serves the European market represented approximately $550,000 of the increase. The majority of this increase relates to costs associated with the hiring of five additional employees for the European sales organization and for the payment of additional commissions on increased sales in Europe for 2006 as compared to 2005. Approximately $220,000 of the increase relates to an additional reserve recorded by the Company related to the settlement of the Krauth matter, which is discussed in Note 15, “Commitments and Contingencies” to the consolidated financial statements included in this report.

•	Approximately $400,000 of the increase relates to increased materials and supplies costs consumed by our various sales and marketing departments.

•	General and administrative expenses increased approximately $2,400,000 as a result of:

•	Increased personnel-related costs of approximately $800,000 associated with increased staffing.

•	Increased costs of approximately $600,000 as compared with 2005 related to accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Increased expenses related to our information technology and telecommunications infrastructure, including depreciation and amortization expense related to new enterprise software upgrades and telecommunications systems installed in the first quarter of 2006, as well as increased technology consulting expenses. As a whole, these expenses increase approximately $460,000 for the year ended December 31, 2006 as compared to 2005.

•	Increased legal fees of approximately $200,000, primarily due to the legal proceedings associated with the Rentrop lawsuit. Legal matters are discussed within Part I, Item 3 — Legal Proceedings within this report. Additionally, other outside consulting fees increased by approximately $200,000.

•	Increased insurance expense of approximately $160,000 associated with higher premiums for most of our coverages.
      Research, development and other technology expenses include royalty expenses, research and development expenses, and clinical study expenses. Research, development and other technology expenses of $9,910,000 for the year ended December 31, 2006 increased 49% from $6,661,000 for the year ended December 31, 2005. Approximately $302,000 of the increase relates to stock compensation expense recorded to research and development departments for the first time in 2006 upon the adoption of FAS 123(R) as of January 1, 2006. The remainder of the increase is primarily due to:

•	Increased personnel-related costs of approximately $1,230,000 due to the hiring of additional engineering staff for the development of new products for our technology.

•	Increased research and development outside services expense of approximately $1,300,000 which includes increased expenses of approximately $600,000 related to the Company’s catheter development agreement with Bioscan Technologies, Ltd.; increased fees paid to outside vendors assisting us with technology enhancements to our laser system of approximately $550,000; and an increase of $150,000 legal expenses related to maintaining our intellectual property;

•	Increased materials and other supplies costs of approximately $560,000 due to increased research and development activities during 2006 as compared to 2005.
      Interest income for 2006 was $1,954,000, compared with $432,000 for 2005. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.
      Interest expense of $387,000 for the year ended December 31, 2005 was entirely related to interest which was awarded to Edwards LifeSciences by an arbitrator’s decision in a royalty dispute case that is further discussed in Note 15 to the consolidated financial statements. No interest expense was recorded in 2006.
      For the year ended December 31, 2006, we recorded income tax expense of $165,000, compared to income tax expense of $878,000 for the prior year. We recorded income tax expense in 2006 despite a pretax loss primarily because of two significant items which were accounted for as permanent differences between our pretax book loss and our taxable income. The more significant of these items, the portion of the stock compensation expense we recorded in 2006 that related to incentive stock options for which we cannot assume a tax deduction, was new for 2006. The other permanent difference was non-deductible meals and entertainment expense. After adding back these two items to our pretax loss, taxable income resulted, against which we recorded an income tax provision of $165,000. Our 2005 effective tax rate exceeded the 34% federal statutory rate due primarily to provisions for state taxes as well as non-deductible meals and entertainment expense.
      Net loss for the year ended December 31, 2006 was $(1,447,000), or $(0.05) per diluted share, compared with net income of $1,038,000 or $0.04 per diluted share during the year ended December 31, 2005. The net loss for 2006 includes $2,663,000 in stock compensation expense recorded for the first time in 2006. No stock compensation expense was recorded in 2005 prior to the adoption of FAS 123(R) which was effective January 1, 2006.
Year Ended December 31, 2005 Compared With Year Ended December 31, 2004
      Revenue during the year ended December 31, 2005 was $43,212,000, an increase of 25% compared with $34,708,000 during the year ended December 31, 2004, as a result of increased revenue in all revenue categories, but driven primarily by growth in disposable products revenue.
      Disposable products revenue was $33,045,000 for the year ended December 31, 2005, which was 29% higher than disposable products revenue of $25,657,000 during the same period in 2004. The revenue growth was primarily due to unit volume increases; however, average unit prices also increased slightly across virtually all of our disposable product categories, accounting for approximately 4% of the disposables revenue growth, primarily due to a higher mix of CLiRpath catheters which carry a higher unit selling price than our other products.
      We separate our disposable products revenue into two categories — atherectomy and lead removal. For the year ended December 31, 2005, our atherectomy revenue totaled $19,128,000 (58% of disposable products revenue) and our lead removal revenue totaled $13,917,000 (42% of our disposable products revenue). Atherectomy revenue grew 41% and was the main driver of disposable product revenue growth in 2005 compared with 2004. Atherectomy revenue includes products used in both the peripheral and coronary vascular system. Additionally, our Quick-Cross support catheters contributed to 26% of the atherectomy revenue growth.
      Lead removal revenue grew 15% during 2005 compared with 2004. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of ICD devices. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads may be removed to minimize venous obstruction when the new ICD leads are implanted. Recent clinical studies (Multicenter Automatic Defibrillator Implantation Trial II, or MADIT II, and Sudden Cardiac Death in Heart Failure Trial, or ScDHeft) have shown results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT II clinical trial became available in 2002 and the SCD-Heft clinical trial results were made public in March 2004. Growth in the ICD market may accelerate, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and the additional reimbursement recently established in the U.S. for the hospitals and electrophysiologists who treat these patients, although there can be no assurance that this growth will occur. Generally, growth in the ICD market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than to remove them. We have initiated programs to examine the costs and frequency of complications associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care.
      Laser equipment revenue in 2005 was $4,695,000 compared with $3,772,000 in 2004, which represents an increase of 24%. The increase was primarily due to higher rental revenue from laser systems placed with customers under our various rental programs. Most of the increase in our laser system placements from 2004 to 2005 related to systems placed under our Evergreen and “Cap-Free” rental programs, as opposed to outright sales, and we expect in 2006 that the majority of our future laser placements will be under the “Cap-Free” program. We believe that laser system placements is a more relevant metric for measuring our progress within the equipment business, as it represents new customers that have elected to acquire or are considering the acquisition of a laser system, whether it be from an outright sale from inventory, or an evaluation or rental program. The laser system placement represents an opportunity to sell our higher-margin disposable products. As of December 31, 2005, our worldwide installed base of laser systems was 494 (of which 377 were in the United States) compared with 417 (of which 311 were in the United States) as of December 31, 2004. This represents new laser placements in 2005 of 77 laser systems compared to 34 new laser systems placed during 2004. The increase in laser placements in 2005 was largely driven by customer interest in our CLiRpath product line used for the treatment of PAD. Information as to our installed base of laser systems and new laser placements includes outright sales, rentals and lasers being evaluated during a trial period by potential purchasers.
      Service and other revenue of $5,472,000 during 2005 increased 4% from $5,279,000 for 2004. Service and other revenue is generated through the repair and maintenance services offered to our customers and is associated exclusively with our laser systems. The growth in service and other revenue was a result of an increase in our installed base.
      Gross profit increased to 76% as a percentage of revenue during the year ended December 31, 2005 as compared with 75% during the year ended December 31, 2004. The improved gross margin was primarily attributable to increased manufacturing efficiencies within laser system and catheter manufacturing as a result of increased unit volumes.
      Selling, general and administrative expenses increased 25% to $24,149,000 for the year ended December 31, 2005 as compared with $19,347,000 in 2004, due primarily to the following:

•	Selling expenses increased approximately $4,100,000 due to the following factors:

•	Approximately $1,200,000 related to personnel-related expenses associated with the hiring of 19 additional employees in 2005 within our sales organization. These increased costs included salaries, recruiting and travel costs. An additional $1,490,000 of the increase related to higher commissions expense as a result of our increased revenue compared with the prior year.

•	Additional physician training costs incurred primarily in peer-to-peer clinical training sessions combined with increased convention, meeting and education costs — primarily the result of attendance at an increasing number of tradeshows and conventions — accounted for approximately $640,000 of the increase.

•	Increased expenses associated with the operations of Spectranetics International, B.V., our wholly-owned subsidiary in the Netherlands that serves Europe, the Middle East and Russia represented approximately $491,000 of the increase. Of this amount, approximately $130,000 related to costs associated with the hiring of an additional employee for the European sales organization and for the payment of additional commissions on increased sales in Europe for 2005 as compared to 2004. An additional increase of approximately $290,000 was due to increased expenses associated with convention attendance and other marketing-related activities and materials. The remaining $70,000 of the increase was associated with the strengthening euro in relation to the U.S. dollar.

•	Approximately $200,000 of the increase related to higher commissions paid to our independent distributor for increased sales made in Asia.

•	Additional depreciation costs of $140,000 associated with a higher number of evaluation systems in place at December 31, 2005 compared with 2004. See “— Critical Accounting Policies — Revenue Recognition” below for a further discussion of these programs.

•	General and administrative expenses increased approximately $700,000, primarily as a result of:

•	Increased legal fees of approximately $200,000, primarily due to the legal proceedings associated with the Rentrop and Edwards Lifesciences lawsuits. See “Business — Legal Proceedings.”

•	Increased outside professional services fees of approximately $220,000, which included an increase in the amounts spent during early 2005 relating to the completion of Sarbanes-Oxley compliance for 2004; recruiting fees paid for additional personnel; and increased information technology costs to support our growth.

•	An increase in the provision for bad debts of approximately $100,000 associated with certain slow-paying accounts.

•	Increased property and franchise taxes of approximately $75,000.
      Research, development and other technology expenses include royalty expenses, research and development expenses, and clinical study expenses. For the year ended December 31, 2005, research, development and other technology expenses rose 24% to $6,661,000 from $5,355,000 during the year ended December 31, 2004, due primarily to the following:

•	Increased personnel-related costs of approximately $690,000 due to the hiring of additional engineering staff for the development of new products for our technology.

•	Increased legal fees of approximately $110,000 related mainly to the application and maintenance of patents and the fees associated with the preparation of project and other agreements as well as increased other outside professional services of approximately $140,000 related primarily to consulting services engaged in specific development projects.

•	Higher royalty expenses of approximately $200,000 due primarily to an additional provision of $280,000 to increase the reserve for the estimated settlement of the Edwards Lifesciences royalty dispute as discussed in Note 12 to our consolidated financial statements which are included elsewhere in this prospectus supplement. This was partially offset by the expiration of certain patents underlying licensed technology and decreased royalty rates for certain other existing license agreements.

•	Increased materials and other supplies costs of approximately $160,000 due to increased research and development activities during 2005 as compared to 2004.
      Other income of $37,000 for the year ended December 31, 2005 decreased from other income during 2004 of $229,000 due to $387,000 of interest expense which was awarded to Edwards Lifesciences by an arbitrator’s decision in a royalty dispute case that is further discussed in Note 12 to our consolidated financial statements which are included elsewhere in this prospectus supplement. This was partially offset by an increase in interest income of approximately $200,000 due primarily to an increase in our investment portfolio interest rate yields consistent with overall changes in the interest rate environment during 2005. Our investment securities portfolio consists primarily of government or government agency securities with maturities of less than two years.
      For the year ended December 31, 2005, we recorded a provision for income taxes of $878,000, or 45% of income before income tax expense, compared to an income tax benefit of $1,518,000 for the prior year. The income tax benefit recognized in 2004 included the release of $1,615,000 related to a valuation allowance that we determined is no longer required on specific deferred taxes. The amount represented the value of net operating losses and future temporary deductible differences between book and taxable income that we determined were more likely than not going to be realized in the form of reduced taxable income in future years. Subsequent to recording the net deferred tax asset in 2004, in 2005 we have provided the full amount of income tax expense against current earnings. Our 2005 effective tax rate exceeds the 34% federal statutory rate due primarily to provisions for state taxes as well as non-deductible meals and entertainment expense. At December 31, 2005, we had net operating loss carryforwards for United States federal income tax purposes of approximately $37 million. This amount does not include approximately $19 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $19 million of net operating losses as we have determined that we will not receive any future tax benefit from this $19 million before their expiration. Our ability to use these NOLs in the future may be limited. See “Risk Factors — The amount of our net operating loss carryovers may be limited.”
      Net income for the year ended December 31, 2005 was $1,038,000, or $0.04 per diluted share, compared with $2,952,000 or $0.11 per diluted share during the year ended December 31, 2004. Net income decreased in 2005 based on the reasons discussed herein, primarily due to the change in income tax benefit (expense).
Income Taxes
      At December 31, 2006, we had net operating loss carryforwards for United States federal income tax purposes of approximately $28 million. This amount does not include approximately $13 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986 in addition to certain limitations to which we are currently subject. No deferred tax asset has been provided for $13 million of net operating losses as we have determined that we will not receive any future tax benefit from this $13 million before their expiration. Our ability to use these NOLs in the future may be limited. See “Risk Factors — The amount of our net operating loss carryovers may be limited.”
      We also have tax loss carryforwards in The Netherlands, which currently have no expiration date, of approximately 30 million euros (U.S. $39 million) available to offset future taxable income, if any, in the Netherlands. However, in 2004, the Netherlands tax authorities proposed that substantially all of the tax loss carryforwards be disallowed. We are actively defending the availability of these loss carryforwards. These foreign loss carryforwards have been fully reserved with a valuation allowance. If the tax loss carryforwards are ultimately disallowed, there will be no negative impact to our historical statement of operations, although it may adversely affect our cash flow and financial position.
      An alternative minimum tax credit carryforward of approximately $360,000 is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, we have unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $27 million. This amount does not include approximately $13 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $13 million of net operating losses as we have determined that we will not receive any future tax benefit from this $13 million before their expiration.
      We also have research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2006 of approximately $580,000, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024. This amount does not include approximately $1.1 million of research and experimentation tax credit carryforwards which are limited under Section 383 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $1.1 million of research and experimentation tax credits as we have determined that we will not receive any future tax benefit from this $1.1 million before their expiration.
      At December 31, 2006, based upon the level of historical income and projections for future income, we have recorded a net deferred tax asset of $758,000, as we have determined it is more likely than not a portion of the deferred tax assets will be recoverable.
Liquidity and Capital Resources
      As of December 31, 2006, we had cash, cash equivalents and current and long-term investment securities of $56,467,000, an increase of $39,554,000 from $16,913,000 at December 31, 2005. The increase was primarily due to the $47.8 million of net proceeds from the secondary stock offering we completed in May

2006. We consider the total of cash, cash equivalents and investment securities to be available for operating activities since the cash equivalents and investment securities can be readily converted to cash.
      Cash and cash equivalents were $9,999,000 at December 31, 2006 compared with $6,183,000 at December 31, 2005, an increase of $3,816,000. The increase was due to a decision to keep a small portion of the proceeds from the secondary stock offering in cash equivalent money market accounts in anticipation of our short-term working capital needs to support the growth of our business. Our current and long-term investment securities portfolio totaled $46,468,000 at December 31, 2006 compared with $10,730,000 at December 31, 2005. Long-term investment securities have a maturity of more than one year but not more than two years.
      For the year ended December 31, 2006, cash used in operating activities totaled $6,673,000 and consisted primarily of the following:

•	An increase in equipment held for rental or loan of $6,639,000 as a result of expanding placement activity of our laser systems through “Cap-Free”, rental, or evaluation programs.

•	An increase in trade accounts receivable of $3,079,000 due to increased sales.

•	A payment of $2,905,000 made in January 2006 to Edwards Lifesciences Corporation in settlement of a royalty dispute (see “Item 3 — Legal Proceedings”).

•	Increased inventories of $2,064,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.
      The above uses of cash by operating activities were partially offset by the following sources for the year ended December 31, 2006:

•	Net loss of $1,447,000, plus non-cash expenses of $5,626,000, which consisted of depreciation and amortization of $2,953,000; stock compensation expense of $2,663,000 and the fair value of options granted for consulting services of $10,000.

•	An increase in accounts payable and accrued liabilities of $4,427,000 (exclusive of the $2,905,000 reduction in accrued liabilities related to the Edwards payment noted above) as a result of increased purchasing activity, increased payroll-related accruals and increased royalty (and related interest) accruals.
      We continue to stay focused on the management of accounts receivable as measured by days’ sales outstanding and will continue this focus in 2007 with the goal of maintaining the current level of days’ sales outstanding, although there can be no assurances this goal will be achieved. For the equipment held for rental or loan account, any increases will be based on the level of evaluation or rental (including Cap-Free) laser placements offset by sales of laser systems previously placed under evaluation or rental programs. We continue to expect the majority of our laser placement activity in 2007 to be in the form of Cap-Free units.
      For the year ended December 31, 2006, cash used by investing activities was $39,283,000. Most of this amount represented purchases of investment securities of $44,524,000, net of sales of investment securities of $8,811,000, made from the proceeds of the secondary stock offering completed in May 2006. The remainder of cash used in investing activities was primarily for capital expenditures during 2006 which totaled $3,545,000. These expenditures included manufacturing capacity expansion projects, additional capital items for research and development projects and additional enterprise software purchases. Capital expenditures are expected to increase further in 2007 due to additional capital items for research and development projects, continued manufacturing expansion projects, software purchases, and capital expenditures related to a new facility for which we signed a 10 year lease in January 2007.
      Net cash provided by financing activities was $49,668,000 during the year ended December 31, 2006, $47,832,000 of which related to the proceeds of our seconding stock offering completed in May 2006. The remaining $1,836,000 of cash provided by financing activities consisted of proceeds from the sale of common stock to employees, primarily through the exercise of stock options but also as a result of stock purchases through the employee stock purchase plan.

      We believe our cash and cash equivalents will be sufficient to meet our currently budgeted operating needs for the coming twelve months.
      At December 31, 2006 and 2005, we had placed a number of systems on “Cap-Free”, rental, and evaluation programs. A total of $16,319,000 and $9,805,000 was recorded as equipment held for rental or loan at December 31, 2006 and 2005, respectively, and is being depreciated over three to five years, depending on whether the laser system is remanufactured or new.
Contractual Obligations
      The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2010. Purchase obligations consist of purchase orders issued primarily for inventory. The future minimum payments under noncancelable operating leases and purchase obligations as of December 31, 2006 are as follows (in thousands):

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Operating Leases	$11,679	817	2,576	2,324	5,962
Purchase Obligations	7,459	7,459	—	—	—

Total	$19,138	8,276	2,576	2,324	5,962

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
      Revenue Recognition. Revenue from the sale of our disposable products is recognized when products are shipped and title transfers to the customer. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the system and, in some cases, completion of physician training. Our team of field service engineers are responsible for installation of each laser and, in some cases, participation in the training program at each site. We generally provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer similar service to our customers under service contracts or on a fee-for-service basis. Revenue from warranty service and service contracts is initially recorded as deferred revenue and recognized over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.
      We offer three laser system placement programs, which are described below, in addition to the sale of laser systems:

1. Cap-Free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three-to-five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred.

2. Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three-to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program.

3. Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred.

      We adopted Emerging Issues Task Force Bulletin (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003. The primary impact of the adoption of EITF 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period. Revenue allocated to the laser element is recognized upon completion of contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and, in some cases, completion of physician training. Prior to July 1, 2003, revenue for the sale of laser equipment and the one-year warranty was recognized upon shipment of the laser. Deferred revenue associated with service to be performed during the warranty period totaled $570,000 and $446,000 as of December 31, 2006 and 2005, respectively.
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
      Royalty liability. We license certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements and is included in research, development and other technology in the accompanying financial statements. We have established liabilities for royalty payment obligations based on these calculations, which involve management estimates that require judgment. Although we believe the estimates to be reasonable based on facts in existence at the time of estimation, the estimates are subject to change based on changes in the underlying facts and assumptions used to develop these estimates. We have recorded a loss contingency within our accrued royalty liability of approximately $690,000 related primarily to patent litigation with Dr. Peter Rentrop (which is discussed in further detail in Note 15, “Commitments and Contingencies”, to our consolidated financial statements) based on amounts awarded to Dr. Rentrop by the jury in a recent trial.
      Stock-based compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods.

      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for year ended December 31, 2006 was $2,663,000, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
      SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeded the option price.
      Income Taxes. We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2006, we have a net deferred tax asset of $758,000.
New Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 as required. We are currently evaluating the impact that the adoption of FIN 48 will have, if any, on our consolidated financial statements and notes thereto. However, we do not expect the adoption of FIN 48 to have a material effect on our financial position or operating results.
      In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
      In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of December 31, 2006, the unrealized loss on our investment securities was $57,000.
      As of December 31, 2006, we had cash and cash equivalents of $10.0 million, and current and long-term investment securities of $46.5 million. Overall average duration to maturity for all cash and marketable securities is less than one year with 82% of the portfolio under one year and the remaining 18% between one and two years. The weighted average interest rate earned on the portfolio is 4.9%. At December 31, 2006, the marketable securities consisted of government or government agency securities and certificates of deposit.
      Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended December 31, 2006, approximately $49,000 of decreased revenue and $6,000 of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the year ended December 31, 2006 was a decrease in net income of $43,000.

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
      In the third quarter of 2006, upon discovery of the inventory matter described below, the Company implemented and modified certain internal controls over financial reporting as described below:
      On July 31, 2006, we conducted a physical inventory of certain raw materials inventory at our manufacturing site in Colorado Springs, Colorado and identified discrepancies in certain raw materials inventory relating to disposable products between quantities shown in our perpetual records and quantities actually on-hand. As a result of this physical inventory, we determined that the carrying value of our inventory was overstated and the resulting adjustments were recorded in the financial statements for the period ended June 30, 2006. Our investigation of this matter revealed that certain transactions within raw materials inventory were not being properly recorded in our enterprise software system including (1) incorrect materials transfers due to erroneous quantities of a certain component within our support catheter bill of materials and (2) insufficient identification of inventory scrap transactions. As a result, in the third quarter of 2006, we implemented the following procedures designed to improve our internal controls over raw materials inventory quantities as well as enhance the overall inventory control environment: (i) more frequent and comprehensive cycle counts of the affected inventory locations; and (ii) increased review of bill of materials additions and changes. At December 31, 2006, we believe these additional procedures are functioning as intended and have appropriately addressed the inventory matter.

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
      Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ John G. Schulte

JOHN G. SCHULTE
President and Chief Executive Officer

/s/ Guy A. Childs

GUY A. CHILDS
Vice President, Chief Financial Officer

ITEM 9B.	Other Information
      None
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
      The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.
      Audit Committee Financial Expert. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.
      Identification of the Audit Committee. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.
      Section 16(a) Beneficial Ownership. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.
      Code of Ethics. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.

ITEM 11.	Executive Compensation
      The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
      The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.

ITEM 14.	Principal Accountant Fees and Services
      The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2007 Annual Meeting of Shareholders.
      In connection with the consent from KPMG to include their report on our consolidated statements of operations and cash flows for the year ended December 31, 2004 included in this Annual Report on Form 10-K, which is incorporated by reference into our registration statements on Forms S-8 and S-3, we have agreed to indemnify KPMG LLP from all legal costs and expenses it may incur in connection with its successful defense of any legal action or proceeding arising as a result of KPMG’s consent to the incorporation by reference in this Annual Report on Form 10-K of such report.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a) Documents Filed as a Part of The Report

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements at page F-1 of this Form 10-K.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

See Exhibit Index on page 54.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 15th day of March, 2007.

THE SPECTRANETICS CORPORATION

By:	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ John G. Schulte John G. Schulte	President and Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2007

/s/ Guy A. Childs Guy A. Childs	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ Emile J. Geisenheimer Emile J. Geisenheimer	Director and Chairman of the Board of Directors	March 15, 2007

/s/ David G. Blackburn David G. Blackburn	Director	March 15, 2007

/s/ R. John Fletcher R. John Fletcher	Director	March 15, 2007

/s/ Martin T. Hart Martin T. Hart	Director	March 15, 2007

/s/ Joseph M. Ruggio, M.D. Joseph M. Ruggio, M.D.	Director	March 15, 2007

/s/ Craig M. Walker, M.D. Craig M. Walker, M.D.	Director	March 15, 2007

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
The Spectranetics Corporation:
      We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in

Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
      As discussed in Note 1, the Company has changed its accounting method for stock-based compensation by adopting SFAS 123(r), “Share-Based Payment” effective January 1, 2006.

/s/ Ehrhardt Keefe Steiner & Hottman PC
March 16, 2007
Denver, Colorado

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
The Spectranetics Corporation:
      We have audited the accompanying consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows of The Spectranetics Corporation and subsidiary (collectively, the Company) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The Spectranetics Corporation and its subsidiary for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in note 1(j) to the consolidated financial statements, on July 1, 2003 the Company adopted Emerging Issues Task Force Abstract No. 00-21, Revenue Arrangements with Multiple Deliverables.

/s/ KPMG LLP
March 30, 2005
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005

	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,999	$6,183
Investment securities available for sale	38,015	8,754
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $327 and $435, respectively	11,185	8,141
Inventories, net	5,067	2,967
Deferred income taxes, net	49	65
Prepaid expenses and other current assets	1,440	663

Total current assets	65,755	26,773

Property and equipment, net	16,176	8,801
Goodwill, net	308	308
Other intangible assets, net	50	52
Long-term deferred income taxes, net	709	782
Other assets	43	83
Long-term investment securities available for sale	8,453	1,976

Total assets	$91,494	$38,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623	$1,284
Accrued liabilities	9,596	8,388
Deferred revenue	1,984	1,888

Total current liabilities	13,203	11,560
Accrued liabilities, net of current portion	3	15
Deferred revenue, net of current portion	—	16

Total liabilities	13,206	11,591

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 30,853,948 shares in 2006 and 26,250,924 shares in 2005	31	26
Additional paid-in capital	152,011	99,674
Accumulated other comprehensive income (loss)	64	(145)
Accumulated deficit	(73,818)	(72,371)

Total shareholders’ equity	78,288	27,184

Total liabilities and shareholders’ equity	$91,494	$38,775

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

	(In thousands, except share and per share
	amounts)
Revenue	$63,490	$43,212	$34,708
Cost of revenue	16,955	10,523	8,801

Gross profit	46,535	32,689	25,907
Operating expenses:
Selling, general, and administrative	39,824	24,149	19,347
Research, development, and other technology	9,910	6,661	5,355

Total operating expenses	49,734	30,810	24,702

Operating (loss) income	(3,199)	1,879	1,205

Other income (expense):
Interest income	1,954	432	238
Interest expense related to litigation settlement	—	(387)	—
Other, net	(37)	(8)	(9)

	1,917	37	229

(Loss) income before income taxes	(1,282)	1,916	1,434
Income tax (expense) benefit	(165)	(878)	1,518

Net (loss) income	(1,447)	1,038	2,952
Other comprehensive (loss) income	209	(195)	45

Comprehensive (loss) income	$(1,238)	$843	$2,997

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.05)	$0.04	$0.12

Net (loss) income per share, diluted	$(0.05)	$0.04	$0.11

Weighted average shares outstanding:
Basic	29,130,172	25,940,200	25,080,097
Diluted	29,130,172	28,568,033	27,060,001
See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2006, 2005, and 2004

				Accumulated
				Other
	Common Stock		Additional	Comprehensive		Total
			Paid-In	Income	Accumulated	Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity

	(In thousands, except share amounts)
Balances at January 1, 2004	24,452,491	$24	$94,544	$5	$(76,361)	$18,212
Exercise of stock options	765,723	1	1,796	—	—	1,797
Shares purchased under employee stock purchase plan	159,725	—	446	—	—	446
Options granted for consulting services	—	—	37	—	—	37
Unrealized loss on investment securities	—	—	—	(64)	—	(64)
Foreign currency translation adjustment	—	—	—	109	—	109
Net income	—	—	—	—	2,952	2,952

Balances at December 31, 2004	25,377,939	25	96,823	50	(73,409)	23,489
Exercise of stock options	796,958	1	2,484	—	—	2,485
Shares purchased under employee stock purchase plan	76,027	—	354	—	—	354
Options granted for consulting services	—	—	13	—	—	13
Unrealized loss on investment securities	—	—	—	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	(178)	—	(178)
Net income	—	—	—	—	1,038	1,038

Balances at December 31, 2005	26,250,924	26	99,674	(145)	(72,371)	27,184
Exercise of stock options	428,834	1	1,753	—	—	1,754
Shares purchased under employee stock purchase plan	78,108	—	554	—	—	554
Shares redeemed/retired	(43,918)	—	(471)	—	—	(471)
Shares issued in secondary public offering	4,140,000	4	51,746	—	—	51,750
Stock issuance costs	—	—	(3,918)	—	—	(3,918)
Paid in capital from stock option expense	—	—	2,663	—	—	2,663
Options granted for consulting services	—	—	10	—	—	10
Unrealized gain on investment securities	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	184	—	184
Net loss	—	—	—	—	(1,447)	(1,447)

Balances at December 31, 2006	30,853,948	$31	$152,011	$64	$(73,818)	$78,288

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,447)	$1,038	$2,952
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,953	1,748	1,534
Stock compensation expense	2,663	—	—
Provision for excess and obsolete inventories	129	67	83
Fair value of options granted for consulting services	10	13	37
Loss on retirement of assets	14	—	—
Deferred income taxes	89	768	(1,615)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,079)	(1,665)	(1,624)
Inventories	(2,193)	(1,297)	74
Equipment held for rental or loan, net	(6,639)	(3,495)	(1,646)
Prepaid expenses and other current assets	(791)	149	(227)
Other assets	44	68	128
Accounts payable and accrued liabilities	1,522	2,214	1,249
Deferred revenue	52	(73)	231

Net cash (used in) provided by operating activities	(6,673)	(465)	1,176

Cash flows from investing activities:
Sales of investment securities	8,811	10,006	19,624
Purchases of investment securities	(44,524)	(7,347)	(31,094)
Capital expenditures	(3,545)	(1,343)	(439)
Purchase of land and building	—	(1,350)	—
Purchase of intangible assets	(25)	—	(25)
Net change in restricted cash	—	—	1,133

Net cash used in investing activities	(39,283)	(34)	(10,801)

Cash flows from financing activities:
Proceeds from sale of common stock to employees	1,837	2,839	2,243
Net proceeds from secondary stock offering	47,832	—	—

Net cash provided by financing activities	49,669	2,839	2,243
Effect of exchange rate changes on cash	103	(161)	105

Net increase (decrease) in cash and cash equivalents	3,816	2,179	(7,277)
Cash and cash equivalents at beginning of year	6,183	4,004	11,281

Cash and cash equivalents at end of year	$9,999	$6,183	$4,004

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$387	$—	$—
Cash paid during the year for income taxes	95	69	158
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
      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $8,265,000 and $3,703,000 at December 31, 2006 and 2005, respectively, consist primarily of money market accounts, commercial paper, and repurchase agreements stated at cost, which approximates fair value.

(c)	Investment Securities
      Investment securities at December 31, 2006 and 2005, are classified as available-for-sale for purposes of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly are carried at fair value. The difference between cost and fair value is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). At December 31, 2006 and 2005, the unrealized loss totaled $57,000 and $82,000, respectively. The Company’s investment securities are comprised of U.S. Treasury and agency notes as well as certificates of deposit and have contractual maturities that range from one month to two years at December 31, 2006.

(d)	Trade Accounts Receivable
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
      Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets, which consist primarily of patents, are amortized using the straight-line method over periods ranging from 5 to 17 years.

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
      At December 31, 2006 and 2005, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.

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
      The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
      Cap-Free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon a three-to-five year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2006, 131 laser units were in place under the Cap-Free program.
      Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon a three-to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. The Company also offers a straight monthly rental program and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of December 31, 2006, 83 laser units were in place under the Evergreen program.
      Evaluation program — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2006, 79 laser units were in place under the evaluation program
      The Company adopted Emerging Issues Task Force Bulletin (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), on July 1, 2003. The primary impact of the adoption of EITF No 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system and, in some cases, completion of physician training. Revenue recognized associated with service to be performed during the warranty period totaled $570,000 and $446,000 for the twelve months ended December 31, 2006 and 2005, respectively.

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
      The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2006 was $2,663,000, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense related to employee stock options disclosed but not recognized in the financial statements for the twelve months ended December 31, 2005 and 2004 was $1,874,000 and $875,000, respectively, before income tax benefit.
      SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
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

	Twelve Months Ended		Twelve Months Ended
	December 31, 2005		December 31, 2004

Net income as reported		$1,038	$2,952
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax		(1,155)	(534)

Net (loss) income, pro forma, under FAS No. 123		$(117)	$2,418

Net income per common share — basic — as reported		$0.04	$0.12
Net income per common share — diluted — as reported		$0.04	$0.11
Net (loss) income per common share — basic — proforma	$	( —)	$0.10
Net (loss) income per common share — diluted — proforma	$	( —)	$0.09
      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.
      The per-share weighted average fair value of stock options granted during 2005 and 2004, was $7.40 and $4.23 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004

Risk free interest rate	4.2%	3.5%
Expected life	5.0	5.5
Expected volatility	159.2%	116.4%
Expected dividend yield	—%	—%

(n)	Research and Development
      Research and development costs are expensed as incurred and totaled $5,817,000, $3,443,000, and $2,295,000, for the years ended December 31, 2006, 2005, and 2004, respectively. The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration and other foreign governing bodies to market new applications for its technology. Costs associated with these clinical trials totaled $2,235,000, $1,453,000, and $1,503,000, during the years ended December 31, 2006, 2005, and 2004, respectively.

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
      The Company expenses advertising costs as incurred. Advertising costs of $336,000, $164,000, and $101,000 were expensed in 2006, 2005, and 2004, respectively.

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

(r)	Reclassification
      Certain amounts from the prior consolidated financial statements have been reclassified to conform with the 2006 presentation.

(s)	Recent Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007 as required. The Company is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto. However, the Company does not expect the adoption of FIN 48 to have a material effect on our financial position or operating results.
      In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations
      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
      In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial statements.

(2)	Investment Securities
      Investment securities consist of the following at December 31:

	2006	2005

	(In thousands)
Short-term investments:
U.S. Treasury and agency notes	$38,015	$8,754

Long-term investments:
U.S. Treasury and agency notes with maturities> 1 year	$8,453	$1,976

      The Company classifies investment securities with maturities of one year or less as short-term and maturities of greater than one year as long-term.
      Unrealized loss at December 31, 2006 and 2005, respectively, was $57,000 and $82,000. For the year ended December 31, 2006, an unrealized gain of $25,000 was included in other comprehensive income. For the years ended December 31, 2005 and 2004, the amount of unrealized loss included in other comprehensive income was $17,000 and $64,000, respectively. Realized gains and losses are determined using the specific identification method. There were no significant realized gains or losses during 2006, 2005, or 2004.

(3)	Inventories
      Inventories consist of the following (in thousands):

	December 31

	2006	2005

Raw materials	$1,449	$709
Work in process	1,932	1,314
Finished goods	1,928	1,098
Less reserves for obsolescence and variance	(242)	(154)

	$5,067	$2,967

(4)	Property and Equipment, net
      Property and equipment, net, consists of the following (in thousands):

	December 31

	2006	2005

Land	$270	$270
Building and improvements	1,223	1,106
Manufacturing equipment and computers	9,601	6,944
Leasehold improvements	778	666
Equipment held for rental or loan	16,319	9,805
Furniture and fixtures	235	179
Less: accumulated depreciation and amortization	(12,250)	(10,169)

	$16,176	$8,801

      Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $2,703,000, $1,642,000 and $1,366,000, respectively.

(5)	Goodwill and Other Intangible Assets

Intangible Assets
      Acquired intangible assets as of December 31 are as follows (in thousands):

	2006	2005

Patents and other assets	$3,832	$3,808
Less accumulated amortization	(3,782)	(3,756)

	$50	$52

      Aggregate amortization expense for amortizing intangible assets was $27,000, $72,000 and $118,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the next five years is expected to be approximately $1,500.

Goodwill
      During 2001, the Company entered into a series of purchase and license agreements with Fogazzi, an Italian medical device manufacturer. The Company acquired certain assets from Fogazzi and has granted a license to Fogazzi for the manufacture of certain laser catheters used to treat blockages in the leg. Goodwill of $340,000 was recorded, and $32,000 of amortization expense was recognized during the year ended December 31, 2001. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, which was adopted January 1, 2002, no amortization expense has been recorded for the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, the balance of goodwill was $308,000.
      The Company evaluates goodwill and other intangible assets for impairment in accordance with the provisions of Statement 142. The Company has not recognized an impairment loss as a result of such analyses.

(6)	Accrued Liabilities
      Accrued liabilities consist of the following (in thousands):

	December 31,

	2006	2005

Accrued payroll and employee related expenses	$4,792	$2,845
Accrued royalty expense	996	2,818
Accrued legal expenses	584	55
Employee stock purchase plan liability	409	229
Accrued clinical study expense	151	213
Accrued warranty expense	40	39
Accrued interest expense	—	391
Other accrued expenses	2,624	1,798

	$9,596	$8,388

(7)	Deferred Revenue
      Deferred revenue was $1,984,000 and $1,904,000 at December 31, 2006 and 2005, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.

(8)	Stock-Based Compensation and Employee Benefit Plans
      At December 31, 2006 and 2005, the Company had two stock-based compensation plans which are described below.

(a)	Stock Option Plan
      The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through December 31, 2006 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At December 31, 2006, there were 471,310 shares available for future issuance under these plans.

Valuation and Expense Information under SFAS 123(R)
      The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the twelve months ended December 31, 2006 using the Black-Scholes pricing model:

Twelve Months Ended
December 31,
2006

Expected life (years)	4.97
Risk-free interest rate	4.81%
Expected volatility	155.8%
Expected dividend yield	None
Weighted average fair value	$10.46
      The following table summarizes stock option activity during the three-year period ended December 31, 2006:

			Weighted Avg.
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(In Years)	Value

Options outstanding at January 1, 2004	4,780,874	$2.95
Granted	528,170	5.08
Exercised	(766,412)	2.35
Canceled	(184,203)	3.17

Options outstanding at December 31, 2004	4,358,429	3.30
Granted	601,000	7.94
Exercised	(796,177)	3.12
Canceled	(325,341)	3.99

Options outstanding at December 31, 2005	3,837,911	4.08
Granted	529,250	11.29
Exercised	(428,209)	4.13
Canceled	(101,141)	6.89

Options outstanding at December 31, 2006	3,837,811	4.89	5.81	$24,711,856

      The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.29 on December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as December 31, 2006 was 2,779,744. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2,978,000, $2,731,000 and $2,180,000, respectively.

	Outstanding and Exercisable by Price Range as of December 31, 2006

	Number	Weighted		Number
	Outstanding	Average		Exercisable
	as of	Remaining	Weighted	as of	Weighted
	December 31,	Contractual Life	Average	December 31,	Average
Range of Exercise Prices	2006	(Years)	Exercise Price	2006	Exercise Price

$1.56 - $2.60	645,321	4.45	$2.00	645,321	$2.00
$2.63	700,000	6.15	2.63	656,247	2.63
$2.66 - $3.05	488,911	3.35	2.98	451,566	2.98
$3.06 - $4.00	482,425	3.84	3.55	474,921	3.55
$4.16 - $5.62	481,234	5.50	5.04	352,528	4.95
$5.67 - $10.59	543,920	8.10	7.98	173,036	7.09
$10.61 - $13.75	496,000	9.28	11.49	26,125	11.66

	3,837,811			2,779,744

      As of December 31, 2006 there was $6,454,344 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.9 years.
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
      During 2003 and 2002, the Company granted 25,000 options each year to nonemployees for consulting services. The total fair value of the options was amortized to expense on a straight-line basis over the vesting period. The expense recognized was $10,000, $13,000, and $26,000 during the years ended December 31, 2006, 2005, and 2004, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations and other comprehensive income (loss). All of these options are vested at December 31, 2006.

(b)	Stock Purchase Plan
      The Company also maintains an employee stock purchase plan which provides for the sale of up to 1,350,000 shares of common stock. The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. Shares issued under the plan totaled 78,108, 84,017, and 159,725 in 2006, 2005, and 2004, respectively.
      The weighted average fair value of the employees’ purchase rights granted in 2005 and 2004 that was included in the accompanying pro forma stock-based compensation disclosure was $4.88, and $1.42, respectively, per right, which was estimated using the Black-Scholes model with the following assumptions:

	2005	2004

Risk free interest rate	3.5%	1.6%
Expected life	6 months	6 months
Expected volatility	196.9%	56.9%
Expected dividend yield	—%	—%

(c)	401(k) Plan
      The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued contributions of $235,000, $169,000, and $135,000 to the plan in 2006, 2005, and 2004, respectively, based on a match of 25% of the first 4% of each employee’s contribution and an additional Company discretionary match.

(9)	Sale of Common Stock
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

(10)	Net Income Per Share
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
      Diluted net loss per share is the same as basic loss per share for the year ended December 31, 2006 as potential common stock instruments are anti-dilutive. Potentially dilutive common shares which have been excluded from the computation of diluted income per share as of December 31, 2006, 2005, and 2004 were 2,723,734, 619,322, and 688,180 because their effect would have been antidilutive.

	2006	2005	2004

	(In thousands, except per share
	amounts)
Net (loss) income	$(1,447)	$1,038	$2,952
Common shares outstanding:
Historical common shares outstanding at beginning of year	26,251	25,378	24,452
Weighted average common shares issued	2,879	562	628

Weighted average common shares outstanding — basic	29,130	25,940	25,080
Effect of dilution from stock options	—	2,628	1,980

Weighted average common shares outstanding — diluted	29,130	28,568	27,060

Net income per share, basic	$(0.05)	$0.04	$0.12
Net income per share, diluted	(0.05)	0.04	0.11

(11)	Leases
      The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017. All assets held under capital leases were fully depreciated at December 31, 2006 and 2005.

      The future minimum payments under noncancelable operating leases as of December 31, 2006, are as follows:

Operating
Leases

(In thousands)
Years ending December 31:
2007	817
2008	1,274
2009	1,302
2010	1,282
2011 and beyond	7,004

Total minimum lease payments	$11,679

      Rent expense under operating leases totaled approximately $532,000, $508,000, and $591,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
      In December, 2006 the Company entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at its option, during the first four years of the lease. The Company plans to consolidate all of its current U.S. operations into the new facility in two phases. All research and development, clinical studies, regulatory, marketing, sales support and administrative functions are expected to move to the new facility in the first half of 2007, while all manufacturing and related support functions are expected to relocate in 2008.
      Based on an expected occupancy date of April 2007, the original lease term would expire in April 2017. Provided the Company is not in default of any lease term, the Company has the option to extend the lease for two additional periods of five years each. Upon full occupancy of the facility in the second year of the lease, the annual base rent is $917,000 per year, subject to annual increases of 3-4% each year. Leasehold improvements related to this lease will be amortized over the remaining initial lease term.

(12)	Income Taxes
      The sources of (loss) income before income taxes are as follows (in thousands):

	2006	2005	2004

United States	$(1,532)	$1,953	$2,139
Foreign	250	(37)	(705)

(Loss) income before income taxes	$(1,282)	$1,916	$1,434

      Income tax expense (benefit) attributable to income before income taxes consists of the following (in thousands):

	2006	2005	2004

Current:
Federal	$—	$38	$45
State	76	72	52
Foreign	—	—	—

	76	110	97

Deferred:
Federal	77	683	(1,430)
State	12	85	(185)
Foreign	—	—	—

	89	768	(1,615)

Income tax expense (benefit)	$165	$878	$(1,518)

      Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	2006	2005	2004

Computed expected tax expense (benefit)	$(436)	$652	$488
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	10	103	94
Nondeductible stock compensation expense related to incentive stock options	503	—	—
Nondeductible expenses	188	111	121
Change in valuation allowance	(15)	—	(2,218)
Foreign operations	(85)	12	—
Other, net	—	—	(3)

Income tax expense (benefit)	$165	$878	$(1,518)

      During 2004, the valuation allowance decreased by $7,824,000. Such amount is reconciled to the above change in the valuation allowance of $2,218,000 due primarily to the expiration of U.S. net operating losses and the adjustment of the research and experimentation tax credit which is limited under Section 383 of the Internal Revenue Code of 1986.
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are as follows:

	2006	2005

	(In thousands)
Current:
Royalty reserve	$382	$1,230
Warranty reserve	5	11
Accrued liabilities	418	409
Inventories	125	104
Deferred revenue	762	675

	1,692	2,429
Less valuation allowance	(1,643)	(2,364)

	49	65

Noncurrent:
Net operating loss carryforwards — U.S. and related states	10,745	14,182
Foreign net operating loss carryforwards	12,537	14,061
Research and experimentation tax credit	578	578
Equipment	(276)	(88)
Stock compensation expense related to nonqualified stock options	521	—
Alternative minimum tax credit	357	358

Total net deferred tax assets	24,462	29,091
Less valuation allowance	(23,753)	(28,309)

	709	782

Net deferred tax assets	$758	$847

      An income tax benefit of $989,000, $692,000 and $444,000 related to the exercise of stock options during 2006, 2005 and 2004, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

      At December 31, 2006, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $28 million. This amount does not include approximately $13 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $13 million of net operating losses as the Company has determined that it will not receive any future tax benefit from this $13 million before their expiration.
      As of December 31, 2006, the Company has unrestricted federal net operating loss carryforwards of approximately $28 million to reduce future taxable income which expire as follows (in thousands):

Regular Tax
Net Operating
Losses

Expiration date:
2007	8,894
2008	970
2009	8,930
2010	1,177
2011	2
2012 through 2026	8,010

Total	$27,983

      The Company also has tax loss carryforwards in The Netherlands, which have no expiration date, of approximately 30 million Euros ($39 million) available to offset future taxable income, if any. In 2004, The Netherlands tax authorities contacted the Company and are proposing to disallow substantially all of the tax loss carryforwards. The Company is actively defending these loss carryforwards. In 2006 and 2005, the foreign loss carryforwards were fully reserved with a valuation allowance. If the tax loss carryforwards are ultimately disallowed, there will be no negative impact to the consolidated financial statements due to the valuation allowance.
      An alternative minimum tax credit carryforward of $357,000 is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $27 million. This amount does not include approximately $13 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $13 million of net operating losses as the Company has determined that it will not receive any future tax benefit from this $13 million before their expiration.
      The Company also has research and experimentation tax credit carryforwards at December 31, 2006, for federal income tax purposes of approximately $580,000, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024. This amount does not include approximately $1.1 million of research and experimentation tax credit carryforwards which are limited under Section 383 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $1.1 million of research and experimentation tax credits as the Company has determined that it will not receive any future tax benefit from this $1.1 million before their expiration.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the recorded valuation allowances at December 31, 2006.

(13)	Concentrations of Credit Risk
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
      The Company’s cash, cash equivalents, and investment securities consist of financial instruments issued by various institutions and government entities that management believes are credit worthy. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of Federal Deposit Insurance Corporation insured limits. The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.
      The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe and Asia. No single customer represented more than 10% of accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2006.
      The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

(14)	Segment and Geographic Reporting
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

(a) U.S. Medical
      Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 2006, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. In April, 2004, the Company received 510(K) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guide wire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim, and Australia.
      U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2006, 2005, and 2004, cost allocations of these functions to Europe Medical have not been performed.
      Revenue associated with intersegment transfers to Europe Medical was $2,205,000, $1,549,000, and $1,681,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 2006, 2005, and 2004, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.

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
      Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2006	2005	2004

Revenue:
Equipment	$4,916	$3,853	$3,210
Disposables	46,735	29,915	23,241
Service	6,522	5,233	4,877
Other, net of provision for sales returns	(289)	(197)	92

Subtotal — U.S. Medical	57,884	38,804	31,420

Equipment	960	842	562
Disposables	3,908	3,130	2,416
Service	600	427	310
Other	138	9	—

Subtotal — Europe Medical	5,606	4,408	3,288

Total revenue	$63,490	$43,212	$34,708

      In 2006, 2005, and 2004, no individual customer represented 10% or more of consolidated revenue.

	2006	2005	2004

Interest income:
U.S. Medical	$1,938	$420	$227
Europe Medical	16	12	11

Total interest income	$1,954	$432	$238

	2006	2005	2004

Interest expense:
U.S. Medical	$—	$387	$—
Europe Medical	20	12	17

Total interest expense	$20	$399	$17

	2006	2005	2004

Depreciation expense:
U.S. Medical	$2,443	$1,447	$1,195
Europe Medical	260	196	172

Total depreciation	$2,703	$1,643	$1,367

	2006	2005	2004

Amortization expense:
U.S. Medical	$248	$97	$158
Europe Medical	2	8	9

Total amortization	$250	$105	$167

	2006	2005	2004

Segment net (loss) income:
U.S. Medical	$(2,037)	$794	$2,990
Europe Medical	590	244	(38)

Total net (loss) income	$(1,447)	$1,038	$2,952

	2006	2005	2004

Capital expenditures:
U.S. Medical	$3,500	$2,671	$430
Europe Medical	45	22	9

Total capital expenditures	$3,545	$2,693	$439

	2006	2005

Segment assets:
U.S. Medical	$88,192	$36,149
Europe Medical	3,302	2,626

Total assets	$91,494	$38,775

      The Company operates in several countries outside of the United States. Revenue from foreign operations by segment is summarized as follows:

	2006	2005	2004

U.S. Medical	$1,795	$1,476	$614
Europe Medical	5,606	4,408	3,288

Total foreign revenue	$7,401	$5,884	$3,902

      There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2006, 2005, or 2004. Long-lived assets located in foreign countries are concentrated in Europe, and totaled $1,209,000 and $795,000 as of December 31, 2006 and 2005, respectively.

(15)	Related Party Transactions
      During the years ended December 31, 2006 and 2005, the Company paid $90,000 and $75,000, respectively, to a director of the Company under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company.
      During the year ended December 31, 2006, the Company paid $65,000 in fees to a consulting firm in which a director of the Company is a partner. The fees related to work done by the consulting firm in connection with the evaluation of a new market opportunity.

(16)	Commitments and Contingencies
Rentrop
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
      On January 6, 2004, the United States Patent and Trademark Office issued to Dr Rentrop a continuation patent to the ’125 patent, United States Patent No. 6,673,064 (the “’064 patent”). On the same day,

Dr. Rentrop filed in the United States District Court for the Southern District of New York (the “New York Court”), a complaint for patent infringement against Spectranetics, under the ’064 patent (the “New York case”).
      On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. Spectranetics decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado.
      On March 9, 2004, Spectranetics filed its Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Spectranetics’ claim is that, in connection with consultation services provided to Spectranetics by Dr. Rentrop, Spectranetics provided Dr. Rentrop with confidential and proprietary information concerning certain of Spectranetics’ laser catheter technology. Spectranetics claims that rather than keeping such information confidential as required by agreement with Spectranetics, Dr. Rentrop used the information to file patent applications associated with the ’125 and ’064 patents, which incorporate and claim inventions to which Spectranetics’ personnel contributed significantly and materially, if not exclusively, thus entitling Spectranetics’ personnel to designation at least as co-inventors. Spectranetics sought declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion.
      After mediation hearings occurred in February 2006, with no settlement reached, the case was returned to the New York Court for trial, which began in November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him $500,000 in royalties and $150,000 in legal fees. Spectranetics has filed several post-trial motions with the New York Court and the verdict will not be deemed accepted until the judge rules on these post-trial motions. In the event that Spectranetics’ post-trial motions are unsuccessful, and the judge accepts the verdict, Spectranetics currently plans to exhaust all of its appeal options. However, in light of the jury verdict, Spectranetics has accrued $690,000 in expenses related to the verdict (the $650,000 awarded, and an additional $40,000 for royalties subsequent to the effective date of the jury award and through December 31, 2006), which are included in accrued liabilities on the Company’s consolidated balance sheet at December 31, 2006.
Cardiomedica
      The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $293,000, and such amount is included in accrued liabilities at December 31, 2006. The Company intends to vigorously defend the calculation of lost profits.
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
Krauth
      On December 31, 2005, our agreement with KRAUTH medical KG (“KRAUTH”) expired. The agreement set forth the terms by which KRAUTH would be the exclusive distributor of our products within Germany. Prior to the expiration of the agreement, we were in negotiations with KRAUTH to continue our business relationship on a modified basis; however, no agreement was reached. In February 2006, KRAUTH filed a lawsuit in the District Court of Hamburg, Germany. The lawsuit sought goodwill compensation of 643,159.14 euros plus interest in the amount of eight percentage points above the base interest rate pursuant to Section 247 of the German Civil Code calculated as of January 26, 2006. We disagreed both on the merits of the claim and with the assumptions used to calculate KRAUTH’s alleged goodwill compensation.
      In September 2006, a hearing was held with the judge in the case, which focused on mediating a settlement of the case. A settlement was reached in the amount of $297,000, of which $75,000 had been accrued in our financial statements at December 31, 2005. As a result, the financial statements for the quarter ended September 30, 2006 included a charge of $222,000. Payment of the full settlement was made to KRAUTH in the fourth quarter of 2006, and the matter is now closed.
Edwards Lifesciences
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
      Arbitration proceedings were held during 2005 regarding this matter. In July 2005, the arbitrator ruled that the Company was required to pay royalties on certain service-based revenue. At December 31, 2005 we had accrued costs of $2,905,000 associated with the resolution of this matter based on the arbitrator’s awards. This included $387,000 in interest on the settlement, for which we recorded a provision during the fourth quarter of 2005. In January 2006, we remitted a payment of $2,905,000 to the licensor, Edwards Lifesciences Corporation, which closed this matter.
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

(16)	Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning	Charged to		Balance at
Description	of Year	Expense	Deductions	End of Year

	(In thousands)
Year ended December 31, 2004:
Accrued warranty liability	$206	$—	$152	$54
Accrued royalty and litigation liability	1,511	1,830	858	2,483
Allowance for doubtful accounts and sales returns	460	(139)	82	239
Accrued inventory obsolescence reserves	30	83	84	29
Year ended December 31, 2005:
Accrued warranty liability	$54	$—	$15	$39
Accrued royalty and litigation liability	2,483	1,738	1,157	3,064
Allowance for doubtful accounts and sales returns	239	386	190	435
Accrued inventory obsolescence reserves	29	66	15	80
Year ended December 31, 2006:
Accrued warranty liability	$39	$—	$1	$38
Accrued royalty and litigation liability	3,064	1,905	3,679	1,290
Allowance for doubtful accounts and sales returns	435	305	413	327
Accrued inventory obsolescence reserves	80	104	87	97

(17)	Selected Quarterly Financial Data (Unaudited)

	2006				2005

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share amounts)
Net sales	$13,617	$15,997	$16,194	$17,682	$9,053	$10,645	$11,230	$12,284
Gross profit	9,970	11,789	11,931	12,845	6,877	8,006	8,587	9,219
Net (loss) income	(638)	308	(165)	(952)	75	242	506	215
Net (loss) income per share:
Basic	$(0.02)	$0.01	$(0.01)	$(0.03)	$0.00	$0.01	$0.02	$0.01
Diluted	(0.02)	0.01	(0.01)	(0.03)	0.00	0.01	0.02	0.01

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation.(1)
3	.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(9)
3	.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.(14)
3.2		Bylaws of the Company.(2)
3	.2(a)	First Amendment to Bylaws.(16)
3	.2(b)	Second Amendment to Bylaws.(17)
4.1		Form of Common Stock Certificate of the Company.(3)
10	.2(e)	Lease covering a portion of the Company’s facilities between the Company and John Sanders, dated April 19, 2006.(25)
10	.3(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership dated May 2, 2005.(23)
10.8		Nonemployee Director Stock Option Plan.(6)
10	.8(a)	Stock Option Plan for Outside Directors.(8)
10.9		Employee Stock Purchase Plan (as amended).(7)
10.10		The 1997 Equity Participation Plan of The Spectranetics Corporation.(12)
10	.10(c)	Form of NonQualified Stock Option Agreement for Officers.(12)
10	.10(d)	Form of NonQualified Stock Option Agreement for Employees.(12)
10	.10(e)	Form of NonQualified Stock Option Agreement for Independent Directors.(12)
10	.10(f)	Form of Incentive Stock Option Agreement for Officers.(12)
10	.10(g)	Form of Incentive Stock Option Agreement for Employees.(12)
10.12		License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(5)
10.13		Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this agreement).(4)
10.15		License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(10)
10.16		License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.17		Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.22		First Amendment to the 1997 Equity Participation Plan.(14)
10.23		Second Amendment to the 1997 Equity Participation Plan.(13)
10.25		Third Amendment to the 1997 Equity Participation Plan.(15)
10.29		Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002.(16)
10.30		Fourth Amendment to the 1997 Equity Participation Plan.(17)
10.31		Fifth Amendment to the 1997 Equity Participation Plan.(17)
10.32		Letter agreement dated January 20, 2003 between the Company and John G. Schulte.(18)
10.33		Asset purchase agreement between the Company and LaTIS, Inc.(19)
10.34		Settlement Agreement between the Company and Interlase Limited Partnership dated November 19, 2003.(20)
10.35		Third Amendment to Employee Stock Purchase Plan.(21)
10.36		Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.(22)

Exhibit
Number	Description

10.37	Settlement and Amendment to License Agreement expected in February 2005 and effective October 1, 2004 between the Company and Surmodics, Inc. (confidential treatment has been granted for portions of this agreement).(22)
10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005.(24)
10.39	Employment letter agreement between the Company and Stephen D. Okland dated February 10, 2006.(25)
10.40	Catheter Development Agreement dated May 3, 2006 between the Company and Bioscan Technologies Ltd. (confidential treatment has been granted for portions of this agreement).(26)
10.41	Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation dated December 29, 2006.
10.42	Patent Purchase Agreement dated February 20, 2007 between The Spectranetics Corporation and Joseph M. Ruggio.
21.1	Subsidiary of the Company.(15)
23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC).
23.2	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
31.1	Rule 13(a) — 14(a)/15d — 14(a) Certifications.
32.1	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s 1993 Annual Report on Form 10-K filed on March 31, 1994.

(2)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).

(3)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

(4)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).

(5)	Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.

(6)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992 (File No. 33-46725).

(7)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File No. 33-88088).

(8)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995 (File No. 33-99406).

(9)	Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

(10)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

(11)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

(12)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

(13)	Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.

(14)	Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

(15)	Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.

(16)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 7, 2002.

(17)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(20)	Incorporated by reference to exhibit previously filed by the Company with its 2003 Annual Report on Form 10-K filed on March 29, 2004.

(21)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(23)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(24)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(25)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(26)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.