Form 10-Q
period 2007-03-31
SPECTRANETICS CORP
filed 2007-05-10
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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
As of May 8, 2007 there were 31,144,222 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Items 2-5. Not applicable
Item 6. Exhibits
SIGNATURES
Exhibit Index
2006 Incentive Award Plan
Rule 13(a)-14(a)/15d-14(a) Certification
Rule 13(a)-14(a)/15d-14(a) Certification
Section 1350 Certification
Section 1350 Certification

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,317	$9,999
Investment securities available for sale	22,552	38,015
Trade accounts receivable, net of allowances of $368 and $327, respectively	11,229	11,185
Inventories, net	5,807	5,067
Deferred income taxes, net	49	49
Prepaid expenses and other current assets	1,138	1,440

Total current assets	48,092	65,755
Property, plant and equipment, net of accumulated depreciation of $12,727 and $12,250, respectively	18,111	16,176
Long-term investment securities available for sale	22,964	8,453
Long-term deferred income taxes, net	479	709
Goodwill, net	308	308
Other assets	228	93

Total Assets	$90,182	$91,494

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$8,122	$11,219
Deferred revenue	1,952	1,984

Total current liabilities	10,074	13,203
Other long-term liabilities	—	3

Total liabilities	10,074	13,206

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 31,104,354 and 30,853,948 shares, respectively	31	31
Additional paid-in capital	153,843	152,011
Accumulated other comprehensive income	117	64
Accumulated deficit	(73,883)	(73,818)

Total shareholders’ equity	80,108	78,288

Total Liabilities and Shareholders’ Equity	$90,182	$91,494

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue	$17,365	$13,617
Cost of revenue	4,635	3,647

Gross margin	12,730	9,970

Gross margin %	73%	73%

Operating expenses:
Selling, general and administrative	10,634	8,879
Research, development and other technology	2,608	1,834

Total operating expenses	13,242	10,713

Operating loss	(512)	(743)
Other income (expense):
Interest income	688	131
Other, net	(11)	(7)

Total other income	677	124

Income (loss) before income taxes	165	(619)
Income tax expense	(230)	(19)

Net loss	(65)	(638)
Other comprehensive income :
Foreign currency translation	20	26
Unrealized gain on investment securities	33	13

Comprehensive loss	$(12)	$(599)

Net loss per share — basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	31,008,638	26,360,143

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(65)	$(638)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option compensation	669	620
Depreciation and amortization	1,117	568
Provision for obsolete inventories	131	44
Fair value of options granted for consulting services	—	3
Deferred income taxes	230	19
Net change in operating assets and liabilities	(5,881)	(6,117)

Net cash used by operating activities	(3,799)	(5,501)

Cash flows from investing activities:
Capital expenditures	(1,043)	(832)
Sales of investment securities	19,503	995
Purchases of investment securities	(18,518)	—

Net cash (used) provided by investing activities	(58)	163

Cash flows from financing activities:
Proceeds from sale of common stock	1,163	577

Net cash provided by financing activities	1,163	577

Effect of exchange rate changes on cash	12	13

Net decrease in cash and cash equivalents	(2,682)	(4,748)
Cash and cash equivalents at beginning of period	9,999	6,183

Cash and cash equivalents at end of period	$7,317	$1,435

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$387

Cash paid for taxes	$70	$82

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; and accrued royalty expenses. Actual results could differ from those estimates.
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
(2) New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.
     In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a pre-existing documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its consolidated financial position and results of operations.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Stock-Based Compensation
     The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective transition method.
     The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through March 31, 2007 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At March 31, 2007, there were 403,639 shares available for future issuance under these plans.
     The Company also maintains an employee stock purchase plan which provides for the purchase by employees of up to 1,350,000 shares of common stock. The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period.
     The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007 and 2006 was $669,000 and $620,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
Valuation and Expense Information under SFAS 123(R)
     The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2007 and 2006, respectively, using the Black-Scholes pricing model:

	Three months ended	Three months ended
	March 31,	March 31,
	2007	2006
Expected life (years)	5.05	4.95
Risk-free interest rate	4.54%	4.81%
Expected volatility	153.5%	156.1%
Expected dividend yield	None	None
Weighted average fair value	$10.03	$10.26
     The following table summarizes stock option activity through the three months ended March 31, 2007:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2007	3,837,811	$4.89
Granted	108,500	10.84
Exercised	(207,065)	3.61
Cancelled	(42,079)	7.73

Outstanding at March 31, 2007	3,697,167	$5.11	5.86	$21,081,694
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.70 on March 30, 2007, which would have been received by the option holders had all option holders exercised their

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
options as of that date. The total number of in-the-money options exercisable as of March 31, 2007 was 2,756,154. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $1,230,000 and $1,304,000, respectively.
     As of March 31, 2007 there was $6,685,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 1.40 years.
Taxes
     A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
(4) Net Income (Loss) Per Share
     The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.
     Diluted net loss per share is the same as basic loss per share for the three months ended March 31, 2007 and 2006 as potential common stock instruments are anti-dilutive. For the three months ended March 31, 2007 and 2006, 3,608,976 and 2,739,437 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2007	2006
Net loss	$(65)	$(638)

Common shares outstanding:
Historical common shares outstanding at beginning of period	30,854	26,251
Weighted average common shares issued	155	109

Weighted average common shares outstanding — basic	31,009	26,360
Effect of dilution — stock options	—	—

Weighted average common shares outstanding — diluted	31,009	26,360

Net loss per share — basic and diluted	$(0.00)	$(0.02)

(5) Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$1,331	$1,449
Work in process	2,950	1,932
Finished goods	2,016	1,928
Less reserve for obsolescence and variance	(490)	(242)

	$5,807	$5,067

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) Property, Plant and Equipment
     Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Land	$270	$270
Building and improvements	1,245	1,223
Manufacturing equipment and computers	10,001	9,601
Leasehold improvements	783	778
Equipment held for rental or loan	18,304	16,319
Furniture and fixtures	235	235
Less: accumulated depreciation and amortization	(12,727)	(12,250)

	$18,111	$16,176

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
(7) Deferred Revenue
     Deferred revenue was $1,952,000 and $1,984,000 at March 31, 2007 and December 31, 2006, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.
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
U. S. Medical
     Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At March 31, 2007, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
     U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2007 and 2006, cost allocations of these functions to Europe Medical have not been performed.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $783,000 and $503,000 for the three months ended March 31, 2007 and 2006, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
     Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Equipment	$1,009	$1,307
Disposable products	13,302	9,801
Service	1,830	1,479
Other, net of provision for sales returns	(123)	(74)

Subtotal — U.S. Medical	16,018	12,513

Equipment	54	73
Disposable products	1,124	867
Service	162	137
Other, net of provision for sales returns	7	27

Subtotal — Europe Medical	1,347	1,104

Total revenue	$17,365	$13,617

	Three Months Ended
	March 31,
	2007	2006
Segment net (loss) income:

U.S. Medical	$(133)	$(740)

Europe Medical	68	102

Total net (loss) income	$(65)	$(638)

	March 31,	December 31,
	2007	2006
Segment assets:

U.S. Medical	$86,583	$88,192

Europe Medical	3,599	3,302

Total assets	$90,182	$91,494

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
     For the three months ended March 31, 2007, the Company recorded an income tax provision of $230,000 against its pretax book income of $165,000. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The adoption of FIN 48 did not have a material effect on the Company’s financial position or operating results.
(10) Related Party Transactions
     During the quarter ended March 31, 2007, the Company paid $28,000 to a director of the Company under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company.
     During the quarter ended March 31, 2007, the Company purchased a U.S. patent from a director of the Company for a purchase price of $150,000.
(11) Commitments and Contingencies
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On January 6, 2004, the United States Patent and Trademark Office issued to Dr Rentrop a continuation patent to the ‘125 patent, United States Patent No. 6,673,064 (the “‘064 patent”). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York (the “New York Court”), a complaint for patent infringement against Spectranetics, under the ‘064 patent (the “New York case”).
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
     After mediation hearings occurred in February 2006, with no settlement reached, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him $500,000 in royalties and $150,000 in legal fees. Spectranetics has filed several post-trial motions with the New York Court and the verdict will not be deemed accepted until the judge rules on these post-trial motions. In the event that Spectranetics’ post-trial motions are unsuccessful, and the judge accepts the verdict, Spectranetics currently plans to exhaust all of its appeal options. However, in light of the jury verdict, Spectranetics has accrued $770,000 in expenses related to the verdict (the $650,000 awarded, and an additional $120,000 for royalties subsequent to the effective date of the jury award and through March 31, 2007), which are included in accrued liabilities on the Company’s consolidated balance sheet at March 31, 2007. Of this amount, $690,000 had been previously accrued in the quarter ended December 31, 2006.
Cardiomedica
     The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $300,000, and such amount is included in accrued liabilities at March 31, 2007. The Company intends to vigorously defend the calculation of lost profits.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Blaha
     On March 8, 2006, Robert Blaha and Terence Blaha filed a product liability/wrongful death action in the Arizona Superior Court (Maricopa County) naming Spectranetics as a defendant in its role as the manufacturer and seller of a laser catheter product used in a medical procedure during which a patient died. The plaintiffs’ complaint did not specify the amount of damages. The Company believes that it has meritorious defenses against this complaint, and intends to vigorously defend its position in this matter.
Other
     The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Form 10-K for the year ended December 31, 2006. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 16, 2007. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.
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
     Although 90% of our revenue was derived in the United States for the three months ended March 31, 2007, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We currently expect reimbursement approval in 2007, although there are no assurances that reimbursement will be received then, if at all. We do not expect significant revenue increases in Japan until reimbursement is received.
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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
     In October 2005, we received 510(k) clearance from the FDA to incorporate several new features (80-Hz capability, “continuous on” lasing and lubricous coating) into our entire CLiRpath product line. The launch of this CLiRpath Turbo product line, to replace the CLiRpath catheters, was completed in the second quarter of 2006. In October 2006, we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CliRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, and full commercialization was achieved in the first quarter of 2007.
     We are currently sponsoring our CLiRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO trial, a pivotal IDE clinical trial for our TURBO-Booster catheter in the treatment of larger diameter arteries within the legs. The objective of the CELLO trial is to demonstrate atherectomy in the larger diameter superficial femoral artery. Through March 2007, we enrolled 61 of a planned 85 patients in the trial at 20 sites in the United States and Europe. Based on a review of the preliminary data, in March 2007 we agreed with representatives of the FDA that the clinical data from these 61 patients treated with the TURBO-Booster product was sufficient for submission to the FDA for review. The Company has completed the final data analysis and submitted the 510(k) application to the FDA in May 2007. We cannot assure you that this FDA clearance will be received when anticipated or at all.
     As to product development, in May 2006 we signed a catheter development agreement with Bioscan Technologies, Ltd. The initial phase of the contract has focused on the feasibility of combining our fiber-optic laser catheters with the optical imaging technology of BioScan. If feasibility is proven, the project will move to a product development phase. In addition, a significant portion of our research and development expenses in 2007 will be devoted to developing technology enhancements to our laser system.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Results of Operations
The following table summarizes key supplemental financial information for the last 5 quarters.

	2006					2007
(000’s, except per share and unit sale amounts)	1st Qtr	2nd Qtr		3rd Qtr	4th Qtr	1st Qtr
Laser Revenue:
Equipment sales	$820	$804		$1,076	$819	$402
Rental fees	560	603		636	558	661

Total laser revenue	1,380	1,407		1,712	1,377	1,063

Disposable Products Revenue:
Fiber-optic atherectomy revenue	5,081	6,934		6,450	7,405	7,654
Support catheter revenue	1,573	1,840		1,895	2,230	2,470

Total atherectomy revenue	6,654	8,774		8,345	9,635	10,124

Fiber-optic lead removal revenue	2,759	2,693		3,064	3,209	2,952
Other devices and accessories revenue	1,255	1,385		1,312	1,558	1,350

Total lead removal revenue	4,014	4,078		4,376	4,767	4,302

Service and other revenue	1,569	1,738		1,761	1,903	1,876

Total revenue	13,617	15,997		16,194	17,682	17,365

Net income (loss)	$(638)*	$308	*	$(165)*	$952 *	$(65)*
Net income (loss) per share:
Basic	$(0.02)	$0.01		$(0.01)	$(0.03)	$(0.00)
Diluted	$(0.02)	$0.01		$(0.01)	$(0.03)	$(0.00)

Net cash provided by (used in) operating activities	$(5,501)	$(924)		$(445)	$197	$(3,799)
Total cash and investment securities (current and non-current)	$11,183	$58,211		$57,296	$56,467	$52,833

Laser sales summary:
Laser sales from inventory	2	1		4	7	3
Laser sales from evaluation/rental units	4	5		4	0	0

Total laser sales	6	6		8	7	3

*	Includes stock-based compensation of $620, $607, $748, $688 and $669, respectively.
Worldwide Installed Base Summary:

	2006				2007
	Q1	Q2	Q3	Q4	Q1
Laser sales from inventory	2	1	4	7	3
Rental placements	22	25	33	30	32
Evaluation placements	8	3	3	5	5

Laser placements during quarter	32	29	40	42	40
Buy-backs/returns during quarter	(3)	(4)	(3)	(4)	(6)

Net laser placements during quarter	29	25	37	38	34

Total lasers placed at end of quarter	523	548	585	623	657

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
     Revenue for the first quarter of 2007 was $17,365,000, an increase of 28% as compared to $13,617,000 during the first quarter of 2006. This increase is mainly attributable to a 35% increase in disposable products revenue, which consists of single-use catheter products, and a 20% increase in service and other revenue.
     We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the three months ended March 31, 2007, our atherectomy revenue totaled $10,124,000 (70% of our disposable products revenue) and our lead removal revenue totaled $4,302,000 (30% of our disposable products revenue). For the three months ended March 31, 2006, our atherectomy revenue totaled $6,654,000 (62% of our disposable products revenue) and our lead removal revenue totaled $4,014,000 (38% of our disposable products revenue). Atherectomy revenue, which includes products used in both the peripheral and coronary vascular systems, grew 52% in the first quarter of 2007 as compared with the first quarter of 2006. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our peripheral laser atherectomy product lines. From the end of the first quarter of 2006 to the end of the first quarter of 2007, our installed laser base has increased from 523 to 657 lasers worldwide, an increase of 26%. Also since the first quarter of 2006, we have completed two transitions to newer versions of our peripheral laser atherectomy product lines. First, the launch of our CliRpath Turbo product line, to replace our CliRpath catheters, was completed in the second quarter of 2006. Second, in October 2006, we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CliRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007. Approximately 25% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to the transition to newer products. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
     Lead removal revenue grew 7% for the three-month period ended March 31, 2007, as compared with the same three-month period in 2006. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of ICDs. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists for these patients. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have initiated programs to examine the costs and frequency of complication associated with abandoned leads, but there are no assurances that these programs will be successful or will change the current standard of care. We expect that these favorable market dynamics will contribute to lead removal revenue growth for the remainder of 2007; however, there can be no assurances this will occur.
     Laser equipment revenue was $1,063,000 and $1,380,000 for the three months ended March 31, 2007 and 2006, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased to $402,000 during the three month period ended March 31, 2007 from $820,000 during the three month period ended March 31, 2006. We sold three laser units (all as outright sales from inventory) during the first quarter of 2007 and six laser units (two as an outright sale from inventory and four sale conversions from evaluation units) during the same quarter in 2006. Rental revenue increased 18% during the three-month period ended March 31, 2007, from $560,000 in the first quarter of 2006 to $616,000 in the first quarter of 2007. This increase is due primarily to the increase in our installed rental base of laser systems.
     Our worldwide installed base of laser systems increased by 34 during the quarter ended March 31, 2007, compared with an increase of 29 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 657 (515 in the U.S.) at March 31, 2007.
     Service and other revenue increased to $1,876,000 for the first quarter of 2007 as compared to $1,569,000 the first quarter of 2006. The 20% increase was due primarily to the increased installed base of laser units.
     Gross margin for the first quarter of 2007 was 73%, unchanged as compared with the first quarter of 2006. Gross margin improvements related to (1) higher average unit selling prices for our CliRpath Turbo and Turbo elite catheters compared to a year ago (when the majority of our peripheral atherectomy catheter sales were from our CliRpath product line) and (2) reduced unit

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
production costs due to improved productivity were offset by additional inventory reserve provisions related to the transition from our CliRpath Turbo to our Turbo Elite product line.
     Operating expenses of $13,242,000 in the first quarter of 2007 increased 24% from $10,713,000 in the first quarter of 2006. This increase is mainly due to a 20% increase in selling, general and administrative expenses relative to the same period in 2006, and a 42% increase in research, development and other technology expenses relative to the same period of a year ago.
     Selling, general and administrative expenses increased 20% to $10,634,000 for the three months ended March 31, 2007 from $8,879,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $1,600,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $400,000 associated with the staffing of 15 additional employees within our U.S. field sales and marketing organizations in the first quarter of 2007 as compared with the first quarter of 2006. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $600,000, which is mainly due to the increase in revenues and additional employees.

•	Increased expenses of approximately $270,000 related to the Company’s annual global sales meeting which takes place in the first quarter of each year, due to the increase in sales and marketing employees and a longer duration for the meeting.

•	Approximately $200,000 in increased sales-related costs for our international operations, primarily due to the addition of five additional sales employees in our Netherlands subsidiary since a year ago.

•	Increased expenses of approximately $130,000 related to higher sales and marketing materials expense.
•	General and administrative expenses increased approximately $100,000 in the first quarter of 2007 compared with the same period of the prior year, primarily the result of increased personnel-related costs associated with increased staffing compared to a year ago.
     In addition, approximately $57,000 of the increase in sales, general and administrative expense relates to an increase in stock compensation expense included in selling, general and administrative expenses in the first quarter of 2007 as compared to the year-ago quarter, due to the grant of additional options to new employees.
     Research, development and other technology expenses of $2,608,000 for the first quarter of 2007 represent an increase of 42% from $1,834,000 in the first quarter of 2006. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $250,000 due primarily to the hiring of seven additional engineering and clinical studies employees since the year-ago period.

•	Increased research and development outside services expense of approximately $410,000 which includes increased expenses of approximately $170,000 related to the Company’s catheter development agreement with Bioscan Technologies, Ltd.; increased fees paid to outside vendors assisting us with technology enhancements to our laser system of approximately $210,000; and an increase of approximately $30,000 legal expenses related to maintaining our intellectual property.

•	Increased royalty expenses of approximately $50,000, due to higher sales of products incorporating licensed technology. This was partially offset by the expiration of certain patents underlying certain licensed technology and decreased royalty rates for certain other existing license agreements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
     Interest income increased to $688,000 in the first quarter of 2007 from $131,000 for the first quarter of 2006. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.
     For the three months ended March 31, 2007, we recorded an income tax provision of $230,000 against its pretax book loss of $165,000. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability. A portion of the Company’s granted options qualify as incentive stock options, or ISOs, for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.
     We recorded a net loss for the three months ended March 31, 2007 of $65,000, compared with a net loss of $638,000 in the same quarter last year. The reduction in the net loss is attributable primarily to the increase in revenue for the first quarter of 2007 as compared to the year-ago quarter.
     The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, caused a increase in consolidated revenue of $93,000 and an increase in consolidated operating expenses of $73,000.
Liquidity and Capital Resources
     Cash, cash equivalents, and current and long-term investments in marketable securities as of March 31, 2007 were $52,833,000, a decrease of $3,634,000 from $56,467,000 at December 31, 2006. Cash used by operating activities of $3,799,000 for the three months ended March 31, 2007 consisted primarily of the following:
•	As of the end of the first quarter of 2007, accounts payable and accrued expenses were reduced by $3,097,000 compared to their balance at December 31, 2006. This reduction included (1) approximately $1,900,000 in payments of 2006 incentive bonuses and commissions which were included in accrued liabilities at December 31, 2006; (2) payment of approximately $500,000 in legal fees related to the Rentrop matter which were included in accrued liabilities at December 31, 2006 and (3) a reduction in accounts payable of approximately $700,000 due to the timing of vendor payments relative to the end of the quarter.

•	Increase in equipment held for rental or loan of $2,148,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs.

•	Increased inventories of $740,000 which were primarily the result of higher stocking levels to meet the increase in laser and catheter demand.
     The above uses of cash by operating activities were offset by the following sources for the three months ended March 31, 2007:
•	Net loss of $65,000 for the three months ended March 31, 2007, plus non-cash expenses of $2,147,000, which primarily consist of depreciation and amortization of $1,117,000; stock compensation expense of $669,000; non-cash deferred income tax provision of $230,000 and provisions for obsolete inventory of $131,000.

•	A decrease in prepaid and other current assets from December 31, 2006 to March 31, 2007 of approximately $300,000 due primarily to the receipt of accrued interest income from certain investments within our portfolio.
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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)

	March 31, 2007	December 31, 2006
Days Sales Outstanding	58	57
Inventory Turns	3.2	3.8
     The reduction in inventory turns is primarily due to the increase in inventory as of March 31, 2007 as a result of higher stocking levels to meet the increase in laser and catheter demand.
     For the three months ended March 31, 2007, cash used in investing activities was $58,000, primarily due to capital expenditures of $1,043,000, offset by $985,000 of proceeds from the maturity of investment securities, net of investment purchases. Capital expenditures during the first quarter of 2007 were primarily related to the expansion of our manufacturing capacity as well as expenditures for furniture and leasehold improvements related to our move to a new facility, which began early in the second quarter of 2007.
     Cash provided by financing activities for the nine month period ended March 31, 2007 was $1,163,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At March 31, 2007, there were no debt or capital lease obligations.
     At March 31, 2007, and December 31, 2006, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $18,304,000 and $16,319,000 was recorded as equipment held for rental or loan at March 31, 2007 and December 31, 2006, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured. Costs to maintain the equipment are expensed as incurred.
     We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue. As of March 31, 2007, 155 laser units were in place under the Cap-free program.

(2)	Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of March 31, 2007, 93 laser units were in place under the rental programs.

(3)	Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense. As of March 31, 2007, 85 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the cap-free rental program has become our primary laser placement program since its introduction in June 2005.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
     We believe our liquidity and capital resources are sufficient to meet our operating and capital requirements through at least December 31, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of property and equipment and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; and accrued royalty expenses. Actual results could differ from those estimates.
     Our critical accounting policies and estimates are included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of March 31, 2007, the unrealized loss on our investment securities was approximately $24,000.
     As of March 31, 2007, we had cash and cash equivalents of $7.3 million and current and long-term investment securities of $45.5 million. Overall average duration to maturity for all cash and marketable securities is less than one year with 56% of the portfolio under one year and the remaining 44% between one and two years. At March 31, 2007, the marketable securities consisted of government or government agency securities and certificates of deposit.
     Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended March 31, 2007, approximately $93,000 of decreased revenue and $73,000 of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended March 31, 2007 was a decrease in net income of $20,000.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
     On January 6, 2004, the United States Patent and Trademark Office issued to Dr. Rentrop a continuation patent to the ‘125 patent, United States Patent No. 6,673,064 (the “‘064 patent”). On the same day, Dr. Rentrop filed in the United States District Court for the Southern District of New York (the “New York Court”), a complaint for patent infringement against us, under the ‘064 patent (the “New York case”).
     On January 26, 2004, the Court in Colorado granted Dr. Rentrop’s Motion to Dismiss the Amended Complaint on the basis that the Court lacked personal jurisdiction over Dr. Rentrop, a resident of New York. We decided to forgo appealing that decision; thus, there no longer is any case pending in Colorado.
     On March 9, 2004, we filed our Answer, Affirmative Defenses and Counterclaims against Dr. Rentrop in the New York case. Our claim is that, in connection with consultation services provided to us by Dr. Rentrop, we provided Dr. Rentrop with confidential and proprietary information concerning certain of our laser catheter technology. We claim that rather than keeping such information confidential as required by agreement with us, Dr. Rentrop used the information to file patent applications associated with the ‘125 and ‘064 patents, which incorporate and claim inventions to which our personnel contributed significantly and materially, if not exclusively, thus entitling our personnel to designation at least as co-inventors. We sought declaratory judgments of non-infringement, invalidity and unenforceability of the patents-in-suit, and alleged counterclaims against Dr. Rentrop for breach of confidentiality agreement, misappropriation of trade secrets, and conversion.
     After mediation hearings occurred in February 2006, with no settlement reached, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him $500,000 in royalties and $150,000 in legal fees. We have filed several post-trial motions with the New York Court and the verdict will not be deemed accepted until the judge rules on these post-trial motions. In the event that our post-trial motions are unsuccessful, and the judge accepts the verdict, we currently plan to exhaust all of our appeal options. However, in light of the jury verdict, we have accrued $770,000 in expenses related to the verdict (the $650,000 awarded, and an additional $120,000 for royalties subsequent to the effective date of the jury award and through March 31, 2007), which are included in accrued liabilities on our condensed consolidated balance sheet at March 31, 2007. Of this amount, $690,000 had been previously accrued in the quarter ended December 31, 2006.
Cardiomedica
     We have been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and us. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than

$300,000, and such amount is included in accrued liabilities at March 31, 2007. We intend to vigorously defend the calculation of lost profits.
Kenneth Fox
     We are the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to us under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In September 2006, the Dutch Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and the proceedings will move forward on the basis of jurisdiction over Spectranetics B.V. only. We believe that this decision significantly narrows the scope of the claim. Mr. Fox is currently in the process of appealing the Dutch Court’s jurisdiction decision. We intend to continue to vigorously defend the Dutch action.
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
Other
     We are involved in other legal proceedings in the normal course of business and we do not expect them to have a material adverse effect on our business.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2006.
Items 2-5. Not applicable

Item 6. Exhibits
     10.43 The Spectranetics Corporation 2006 Incentive Award Plan (previously filed as an appendix to the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 annual meeting of shareholders.)
     31.1(a) Rule 13(a)-14(a)/15d-14(a) Certification.
     31.1(b) Rule 13(a)-14(a)/15d-14(a) Certification.
     32.1(a) Section 1350 Certification.
     32.1(b) Section 1350 Certification.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

May 10, 2007	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

May 10, 2007	/s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer

Exhibit Index

No.	Description
10.43	The Spectranetics Corporation 2006 Incentive Award Plan.

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.1(b)	Section 1350 Certification.