Form 10-Q
period 2007-06-30
SPECTRANETICS CORP
filed 2007-08-09
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
June 30, 2007

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
Yes ☐. No ☑.
As of August 7, 2007 there were 31,324,602 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,972	$9,999
Investment securities available for sale	22,577	38,015
Trade accounts receivable, net of allowances of $452 and $367, respectively	13,130	11,185
Inventories, net	5,272	5,067
Deferred income taxes, net	1,104	49
Prepaid expenses and other current assets	2,038	1,440

Total current assets	52,093	65,755
Property, plant and equipment, net of accumulated depreciation of $13,174 and $12,250, respectively	20,739	16,176
Long-term investment securities available for sale	22,923	8,453
Long-term deferred income taxes, net	5,604	709
Goodwill, net	308	308
Other assets	253	93

Total Assets	$101,920	$91,494

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$11,186	$11,219
Deferred revenue	2,487	1,984

Total current liabilities	13,673	13,203
Other long-term liabilities	119	3

Total liabilities	13,792	13,206

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 31,157,441 and 30,853,948 shares, respectively	31	31
Additional paid-in capital	154,718	152,011
Accumulated other comprehensive income	110	64
Accumulated deficit	(66,731)	(73,818)

Total shareholders’ equity	88,128	78,288

Total Liabilities and Shareholders’ Equity	$101,920	$91,494

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$20,373	$15,997	$37,738	$29,614
Cost of revenue	5,113	4,208	9,748	7,855

Gross margin	15,260	11,789	27,990	21,759

Gross margin %	75%	74%	74%	73%
Operating expenses:
Selling, general and administrative	12,240	9,584	22,874	18,463
Research, development and other technology	2,675	2,137	5,283	3,971

Total operating expenses	14,915	11,721	28,157	22,434

Operating income (loss)	345	68	(167)	(675)
Other income (expense):
Interest income	678	456	1,366	588
Other, net	(6)	(8)	(17)	(16)

Total other income	672	448	1,349	572

Income (loss) before income taxes	1,017	516	1,182	(103)
Income tax benefit (expense)	6,135	(208)	5,905	(227)

Net income (loss)	$7,152	$308	$7,087	$(330)

Other comprehensive income (loss):
Foreign currency translation	38	84	58	110
Unrealized loss on investment securities	(45)	(29)	(12)	(16)

Comprehensive income (loss)	$7,145	$363	$7,133	$(236)

Net income (loss) per share — basic	$0.23	$0.01	$0.23	$(0.01)

Net income (loss) per share — diluted	$0.21	$0.01	$0.21	$(0.01)

Weighted average common shares outstanding:
Basic	31,139,845	28,471,232	31,074,604	27,421,519

Diluted	33,545,624	31,258,511	33,523,649	27,421,519

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,087	$(330)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock option compensation	1,383	1,227
Provision for obsolete inventories	217	54
Depreciation and amortization	2,355	1,281
Fair value of options granted for consulting services	—	7
Deferred income taxes	(5,950)	227
Net change in operating assets and liabilities	(7,224)	(8,891)

Net cash used by operating activities	(2,132)	(6,425)

Cash flows from investing activities:
Purchases of investment securities	—	(42,310)
Capital expenditures	(2,196)	(1,685)
Proceeds from maturity and sales of investment securities	956	3,600

Net cash used by investing activities	(1,240)	(40,395)

Cash flows from financing activities:
Net proceeds from common stock issuance, including proceeds from exercise of stock options	1,324	49,340

Net cash provided by financing activities	1,324	49,340

Effect of exchange rate changes on cash	21	84

Net (decrease) increase in cash and cash equivalents	(2,027)	2,604
Cash and cash equivalents at beginning of period	9,999	6,183

Cash and cash equivalents at end of period	$7,972	$8,787

Supplemental disclosures of cash flow information —
Cash paid for interest	$—	$387

Cash paid for taxes	$122	$82

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
(2) New Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial statements.
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
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted to employees through June 30, 2007 generally vest over four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At June 30, 2007, there were 467,560 shares available for future issuance under these plans.
The Company also maintains an employee stock purchase plan which provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. At June 30, 2007, there were 242,016 shares available for future issuance under the employee stock purchase plan.
The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 and 2006 was $715,000 and $607,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007 and 2006 was $1,383,000 and $1,227,000, respectively .
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended June 30, 2007 and 2006, respectively, using the Black-Scholes pricing model:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Expected life (years)	5.27	5.00	5.20	4.96
Risk-free interest rate	4.94%	5.10%	4.82%	4.85%
Expected volatility	150.5%	154.9%	151.4%	156.0%
Expected dividend yield	None	None	None	None
Weighted average fair value	$9.61	$11.47	$9.74	$9.74
The following table summarizes stock option activity through the six months ended June 30, 2007:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2007	3,837,811	$4.89
Granted	354,750	10.52
Exercised	(260,152)	3.49
Cancelled	(53,943)	8.10

Outstanding at June 30, 2007	3,878,466	$5.45	5.69	$23,597,539

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.52 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2007 was 2,764,113. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $431,000 and $1,143,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1,651,000 and $2,362,000, respectively.
As of June 30, 2007 there was $7,890,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.70 years.
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
Diluted net loss per share was the same as basic loss per share for the six months ended June 30, 2006 as potential common stock instruments were anti-dilutive. For the three months ended June 30, 2007 and 2006, 1,148,870 and 823,194 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2007 and 2006, 1,062,440 and 3,830,957 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$7,152	$308	$7,087	$(330)

Common shares outstanding:
Historical common shares outstanding at beginning of period	31,104	26,448	30,854	26,251
Weighted average common shares issued	36	2,023	221	1,171

Weighted average common shares outstanding — basic	31,140	28,471	31,075	27,422
Effect of dilution — stock options	2,406	2,788	2,449	—

Weighted average common shares outstanding — diluted	33,546	31,259	33,524	27,422

Net income (loss) per share — basic	$0.23	$0.01	$0.23	$(0.01)

Net income (loss) per share — diluted	$0.21	$0.01	$0.21	$(0.01)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$1,115	$1,449
Work in process	3,317	1,932
Finished goods	1,237	1,928
Less inventory reserves	(397)	(242)

	$5,272	$5,067

(6) Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land	$270	$270
Building and improvements	1,245	1,223
Manufacturing equipment and computers	9,993	9,601
Leasehold improvements	1,327	778
Equipment held for rental or loan	20,387	16,319
Furniture and fixtures	691	235
Less: accumulated depreciation and amortization	(13,174)	(12,250)

	$20,739	$16,176

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
(7) Deferred Revenue
Deferred revenue was $2,487,000 and $1,984,000 at June 30, 2007 and December 31, 2006, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year; to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment; and to equipment revenue deferred until all revenue recognition criteria have been met, including installation of the related laser system at the customers’ premises.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
U.S. Medical
Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At June 30, 2007, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2007 and 2006, cost allocations of these functions to Europe Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $1,104,000 and $754,000 for the three months ended June 30, 2007 and 2006, respectively and $1,887,000 and 1,257,000 for the six months ended June 30, 2007 and 2006, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Equipment	$916	$1,042	$1,925	$2,349
Disposable products	15,625	11,865	28,927	21,666
Service	1,900	1,624	3,730	3,103
Other, net of provision for sales returns	(170)	(43)	(293)	(117)

Subtotal — U.S. Medical	18,271	14,488	34,289	27,001

Equipment	174	365	228	438
Disposable products	1,731	987	2,855	1,854
Service	165	139	327	276
Other, net of provision for sales returns	32	18	39	45

Subtotal — Europe Medical	2,102	1,509	3,449	2,613

Total revenue	$20,373	$15,997	$37,738	$29,614

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment net income (loss):
U.S. Medical	$6,343	$112	$6,210	$(628)
Europe Medical	809	196	877	298

Total net income (loss)	$7,152	$308	$7,087	$(330)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30,	December 31,
Segment assets:	2007	2006

U.S. Medical	$96,114	$88,192

Europe Medical	5,806	3,302

Total assets	$101,920	$91,494

(9) Income Taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.
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
During the quarter ended June 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets. After considering a number of factors, including (1) the Company’s pretax income for the six months ended June 30, 2007, (2) the expectation of generating pre-tax income for the full year of 2007 and beyond, which is primarily due to the recently-announced FDA approval of our TURBO-Booster product, and (3) the impact of a proposed settlement with Dutch tax authorities which neared completion in the second quarter, which has enabled the Company to forecast with a higher degree of likelihood the availability and utilization of net operating loss carryforwards related to the Company’s Netherlands subsidiary, the Company concluded that an adjustment to the valuation allowance recorded against its deferred tax asset was necessary in accordance with SFAS 109. Accordingly, the company recorded a non-cash tax benefit in the second quarter of 2007 of $6.6 million to decrease the valuation allowance against its deferred tax assets. It has been recorded within income tax benefit (expense) in the accompanying consolidated statement of income.
In addition, for the three months and six months ended June 30, 2007, the Company recorded an income tax provision of $465,000 and $695,000, respectively, against its pretax book income of $1,017,000 and $1,182,000, respectively. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
Any significant increase or reduction in estimated forecasted future taxable income may require the company to record additional adjustments to the valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Related Party Transactions
During the three and six months ended June 30, 2007, the Company paid $5,000 and $33,000, respectively, to a director of the Company under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company.
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
After mediation hearings occurred in February 2006, with no settlement reached, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him $500,000 in royalties and $150,000 in legal fees. Spectranetics has filed several post-trial motions with the New York Court and the verdict will not be deemed accepted until the judge rules on these post-trial motions. In the event that Spectranetics’ post-trial motions are unsuccessful, and the judge accepts the verdict, Spectranetics currently plans to exhaust all of its appeal options. However, in light of the jury verdict, Spectranetics has accrued $867,000 in expenses related to the verdict (the $650,000 awarded, and an additional $217,000 for royalties subsequent to the effective date of the jury award and through June 30, 2007), which are included in accrued liabilities on the Company’s consolidated balance sheet at June 30, 2007. Of this amount, $690,000 had been previously accrued in the year ended December 31, 2006.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $310,000, and such amount is included in accrued liabilities at June 30, 2007. The Company intends to vigorously defend the calculation of lost profits.
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
Although 90% of our revenue was derived in the United States for the three months ended June 30, 2007, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement is received.
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
In July 2007, we received clearance from the FDA to market our TURBO-Booster™ product for the treatment of arterial stenoses and occlusions in the leg. The TURBO-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The TURBO-Booster combined with Turbo elite™ laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal arteries. This approval represented a broader indication for use as compared to current labeling of the existing peripheral laser catheters.
As to product development, one of our initiatives will be to incorporate visualization technology into our devices. We terminated our contract with Bioscan Technologies, Ltd in the second quarter of 2007 after the initial phase had been completed, as feasibility of combining our fiber-optic laser catheters with the optical imaging technology of Bioscan was not proven; however, we believe that alternative visualization technologies exist and we are evaluating several of those for combination with our fiber-optic laser catheters. In addition, a significant portion of our research and development expenses in 2007 will be devoted to developing technology enhancements to our laser system.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Results of Operations
The following table summarizes key supplemental financial information for the last 5 quarters.

	2006				2007
	2nd Qtr		3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
(000’s, except per share and unit sale amounts)
Laser Revenue:
Equipment sales	$804		$1,076	$819	$402	$381
Rental fees	603		636	558	661	709

Total laser revenue	1,407		1,712	1,377	1,063	1,090

Disposable Products Revenue:
Fiber-optic atherectomy revenue	6,934		6,450	7,405	7,654	9,485
Support catheter revenue	1,840		1,895	2,230	2,470	3,042

Total atherectomy revenue	8,774		8,345	9,635	10,124	12,527

Fiber-optic lead removal revenue	2,693		3,064	3,209	2,952	3,219
Other devices and accessories revenue	1,385		1,312	1,558	1,350	1,610

Total lead removal revenue	4,078		4,376	4,767	4,302	4,829

Service and other revenue	1,738		1,761	1,903	1,876	1,927

Total revenue	15,997		16,194	17,682	17,365	20,373

Net income (loss)	$308	*	$(165) *	$952 *	$(65) *	$7,152	*
Net income (loss) per share:
Basic	$0.01		$(0.01)	$(0.03)	$(0.00)	$0.23
Diluted	$0.01		$(0.01)	$(0.03)	$(0.00)	$0.21

Net cash (used in)provided by operating activities	$(924)		$(445)	$197	$(3,799)	$1,667
Total cash and investment securities (current and non-current)	$58,211		$57,296	$56,467	$52,833	$53,472

Laser sales summary:
Laser sales from inventory	1		4	7	3	2
Laser sales from evaluation/rental units	5		4	0	0	1

Total laser sales	6		8	7	3	3
* Includes stock-based compensation expense of $607, $748, $688, $669 and $714, respectively.
Worldwide Installed Base Summary:

	2006			2007
	Q2	Q3	Q4	Q1	Q2
Laser sales from inventory	1	4	7	3	2
Rental placements	25	33	30	32	38
Evaluation placements	3	3	5	5	5

Laser placements during quarter	29	40	42	40	45
Buy-backs/returns during quarter	(4)	(3)	(4)	(6)	(9)

Net laser placements during quarter	25	37	38	34	36

Total lasers placed at end of quarter	548	585	623	657	693

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Revenue for the second quarter of 2007 was $20,373,000, an increase of 27% as compared to $15,997,000 during the second quarter of 2006. This increase is mainly attributable to a 35% increase in disposable products revenue, which consists of single-use catheter products, and an 11% increase in service and other revenue.
We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the three months ended June 30, 2007, our atherectomy revenue totaled $12,527,000 (72% of our disposable products revenue) and our lead removal revenue totaled $4,829,000 (28% of our disposable products revenue). For the three months ended June 30, 2006, our atherectomy revenue totaled $8,774,000 (68% of our disposable products revenue) and our lead removal revenue totaled $4,078,000 (32% of our disposable products revenue). Atherectomy revenue, which includes products used in both the peripheral and coronary vascular systems, grew 43% in the second quarter of 2007 as compared with the second quarter of 2006. Atherectomy revenue growth was primarily due to unit volume increases from the continued market penetration of our peripheral laser atherectomy product lines. From the end of the second quarter of 2006 to the end of the second quarter of 2007, our installed laser base has increased from 548 to 693 lasers worldwide, an increase of 26%. Also since the year-ago quarter, in October 2006 we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007. Approximately 25% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to the transition to newer products. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CLiRpath product line to treat below-the-knee arterial blockages, our ability to further penetrate the treatment of above-the-knee arterial blockages following the July launch of our TURBO-Booster product and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
Lead removal revenue grew 18% for the three-month period ended June 30, 2007, as compared with the same three-month period in 2006. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists for these patients. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a small, dedicated lead removal sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser equipment revenue was $1,090,000 and $1,407,000 for the three months ended June 30, 2007 and 2006, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased to $381,000 during the three month period ended June 30, 2007 from $804,000 during the three month period ended June 30, 2006. We sold three laser units (two as outright sales from inventory, and one conversion from an evaluation unit) during the second quarter of 2007 and six laser units (one as an outright sale from inventory and five sale conversions from evaluation units) during the same quarter in 2006. Rental revenue increased 18% during the three-month period ended June 30, 2007, from $603,000 in the second quarter of 2006 to $709,000 in the second quarter of 2007. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 36 during the quarter ended June 30, 2007, compared with an increase of 25 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 693 (547 in the U.S.) at June 30, 2007. During the second quarter of 2007, we placed 45 new lasers and recorded 9 lasers as returned as we increased our focus on redeploying underutilized laser systems that are company-owned and placed at hospitals under one of the Company’s placement programs.
Service and other revenue increased to $1,927,000 for the second quarter of 2007 as compared to $1,738,000 the second quarter of 2006. The 11% increase was due primarily to the increased installed base of laser units.
Gross margin for the second quarter of 2007 was 75%, a slight increase as compared with the second quarter of 2006. The gross margin improvement was related to, in approximately equal measure, (1) higher average unit selling prices for our CLiRpath Turbo elite catheters compared to a year ago (when the majority of our peripheral atherectomy catheter sales were from our CLiRpath Turbo product line) and (2) reduced unit production costs due to improved productivity and reduced scrap costs.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Operating expenses of $14,915,000 in the second quarter of 2007 increased 27% from $11,721,000 in the second quarter of 2006. This increase is mainly due to a 28% increase in selling, general and administrative expenses relative to the same period in 2006, and a 25% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 28% to $12,240,000 for the three months ended June 30, 2007 from $9,584,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $2,450,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,100,000 associated with the staffing of 16 additional employees within our U.S. field sales and marketing organizations as of the end of the second quarter of 2007 as compared with the second quarter of 2006. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $800,000, which is mainly due to the increase in revenues and additional employees.

•	Approximately $500,000 in increased sales-related costs for our international operations, primarily due to the addition of three additional sales employees and a new general manager in our Netherlands subsidiary since a year ago, as well as increased commissions expense to distributors used there as a result of higher sales in Europe than in the year-ago quarter.

•	Increased expenses of approximately $80,000 related to higher corporate facilities and telecommunications allocations.
•	General and administrative expenses increased approximately $200,000 in the second quarter of 2007 compared with the same period of the prior year, primarily the result of increased personnel-related costs associated with increased staffing compared to a year ago.
Research, development and other technology expenses of $2,675,000 for the second quarter of 2007 represent an increase of 25% from $2,137,000 in the second quarter of 2006. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased clinical studies-related expenses of approximately $200,000 compared to the year-ago quarter, primarily due to the expenses related to the CELLO study, the results of which were submitted to the FDA for approval of our TURBO-Booster product in the first half of 2007, as well as expenses related to other clinical studies.

•	Increased research and development outside services expense of approximately $150,000 which primarily relates to increased fees paid to outside vendors assisting us with technology enhancements to our laser system.

•	Increased regulatory-related expenses of approximately $200,000 due to increased regulatory submission costs and consulting costs.

•	Increased personnel-related costs (including recruiting and travel) of approximately $100,000 due primarily to the hiring of seven additional engineering and clinical studies employees since the year-ago period which were offset by a decrease in prototype materials expense of approximately the same amount.
Interest income increased to $678,000 in the second quarter of 2007 from $456,000 for the second quarter of 2006. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the middle of the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.
Pre-tax income in the second quarter of 2007 was $1,017,000, compared with pre-tax income of $516,000 in the second quarter of 2006. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
For the three months ended June 30, 2007, we recorded a net income tax benefit of $6,135,000 against our pretax income of $1,017,000. Included in the net tax benefit for the second quarter is a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 9, “Income Taxes,” to our accompanying condensed consolidated financial statements. In addition to the valuation allowance adjustment, for the three months ended June 30, 2007, we recorded an income tax provision of $465,000 against out pretax income for the quarter. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.
We recorded net income for the three months ended June 30, 2007 of $7,152,000, or $0.21 per fully diluted share, compared with a net income of $308,000 or $0.01 per fully diluted share, in the same quarter last year. The increase in net income is attributable primarily to the deferred tax asset valuation allowance adjustment discussed above, as well as the increase in revenue for the second quarter of 2007 as compared to the year-ago quarter.
The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, caused a increase in consolidated revenue of $127,000 and an increase in consolidated operating expenses of $85,000.
Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
Revenue for the first half of 2007 was $37,738,000, an increase of 27% as compared to $29,614,000 during the first half of 2006. This increase is mainly attributable to a 35% increase in disposable products revenue, which consists of single-use catheter products, and a 15% increase in service and other revenue.
We separate our disposable products revenue into two separate categories — atherectomy and lead removal. For the six months ended June 30, 2007, our atherectomy revenue totaled $22,651,000 (71% of our disposable products revenue) and our lead removal revenue totaled $9,131,000 (29% of our disposable products revenue). For the six months ended June 30, 2006, our atherectomy revenue totaled $15,428,000 (66% of our disposable products revenue) and our lead removal revenue totaled $8,092,000 (34% of our disposable products revenue). Atherectomy revenue, which includes products used in both the peripheral and coronary vascular systems, grew 47% in the first half of 2007 as compared with the first half of 2006. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our peripheral laser atherectomy product lines. From the end of the second quarter of 2006 to the end of the second quarter of 2007, our installed laser base has increased from 548 to 693 lasers worldwide, an increase of 26%. Also, in October 2006, we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CliRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007. Approximately 25% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to the transition to newer products. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CliRpath product line to treat below-the-knee arterial blockages, our ability to further penetrate the treatment of above-the-knee arterial blockages following the July launch of our TURBO-Booster product and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
Lead removal revenue grew 13% for the six-month period ended June 30, 2007, as compared with the same six-month period in 2006. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a small, dedicated lead removal sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Laser equipment revenue was $2,153,000 and $2,787,000 for the six months ended June 30, 2007 and 2006, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased to $783,000 during the six-month period ended June 30, 2007 from $1,624,000 during the six-month period ended June 30, 2006. We sold six laser units (five as outright sales from inventory, and one sales conversion from an evaluation unit) during the first half of 2007 and 12 laser units (three as an outright sale from inventory and nine sale conversions from evaluation units) during the same period in 2006. Rental revenue increased 18% during the six-month period ended June 30, 2007, from $1,160,000 in the first half of 2006 to $1,370,000 in the first half of 2007. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 70 during the six months ended June 30, 2007, compared with an increase of 54 laser systems during the first half of last year. This brings our worldwide installed base of laser systems to 693 (547 in the U.S.) at June 30, 2007.
Service and other revenue increased to $3,803,000 for the first six months of 2007 as compared to $3,307,000 the first six months of 2006. The 15% increase was due primarily to the increased installed base of laser units.
Gross margin for the first six months of 2007 was 74%, a slight increase as compared with the first six months of 2006. The gross margin improvement was related to, in approximately equal measure, (1) higher average unit selling prices for our CliRpath Turbo elite catheters compared to a year ago (when the majority of our peripheral atherectomy catheter sales were from our CliRpath Turbo product line) and (2) reduced unit production costs due to improved productivity and reduced scrap costs.
Operating expenses of $28,157,000 in the first six months of 2007 increased 26% from $22,434,000 in the first six months of 2006. This increase is mainly due to a 24% increase in selling, general and administrative expenses relative to the same period in 2006, and a 33% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 24% to $22,874,000 for the six months ended June 30, 2007 from $18,463,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $4,100,000 for the first six months of 2007 as compared with the same period of the prior year, primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,550,000 associated with the staffing of 16 additional employees within our U.S. field sales and marketing organizations as of the end of the second quarter of 2007 as compared with the second quarter of 2006. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $1,450,000, which is mainly due to the increase in revenues and additional employees.

•	Approximately $700,000 in increased sales-related costs for our international operations, primarily due to the addition of five additional sales employees and the hiring of a general manager in our Netherlands subsidiary since a year ago.

•	Increased expenses of approximately $300,000 related to (1) the Company’s annual global sales meeting which takes place in the first quarter of each year, due to the increase in sales and marketing employees and a longer duration for the meeting, and (2) additional potential customer training expense.
•	General and administrative expenses increased approximately $200,000 in the first six months of 2007 compared with the same period of the prior year, primarily the result of increased personnel-related costs associated with increased staffing compared to a year ago.
In addition, approximately $100,000 of the increase in sales, general and administrative expense relates to an increase in stock compensation expense included in selling, general and administrative expenses in the first half of 2007 as compared to the year-ago period, due to the grant of additional options to new employees.
Research, development and other technology expenses of $5,283,000 for the first six months of 2007 represent an increase of 33% from $3,971,000 in the first six months of 2006. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
•	Increased personnel-related costs (including recruiting and travel) of approximately $350,000 due primarily to the hiring of seven additional engineering and clinical studies employees since the year-ago period.

•	Increased research and development outside services expense of approximately $700,000 which primarily includes increased fees paid to outside vendors assisting us with technology enhancements to our laser system of approximately $415,000 and increased expenses of approximately $220,000 related to the Company’s catheter development agreement with Bioscan Technologies, Ltd. (which agreement was terminated at the end of the second quarter of 2007) and;

•	Increased regulatory-related expenses of approximately $250,000 due to increased regulatory submission costs and consulting costs
Interest income increased to $1,366,000 in the first six months of 2007 from $588,000 for the first six months of 2006. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.
Pre-tax income for the first six months of 2007 was $1,182,000, compared with a pre-tax loss of $103,000 for the same period of 2006. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.
For the six months ended June 30, 2007, we recorded a net income tax benefit of $5,905,000 against our pretax income of $1,182,000. Included in the net tax benefit for the first six months of 2007 is a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 9, “Income Taxes,” to our accompanying condensed consolidated financial statements. In addition to the valuation allowance adjustment, for the six months ended June 30, 2007, we recorded an income tax provision of $695,000 against out pretax income for the period. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.
We recorded net income for the six months ended June 30, 2007 of $7,087,000, or $0.21 per fully diluted share, compared with a net loss of $330,000, or ($0.01) per fully diluted share, in the same period last year. The change in net income is attributable primarily to the deferred tax asset valuation allowance adjustment discussed above, as well as the increase in revenue for the first half of 2007 as compared to the year-ago period.
The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, caused a increase in consolidated revenue of $223,000 and an increase in consolidated operating expenses of $163,000.
Liquidity and Capital Resources
Cash, cash equivalents, and current and long-term investments in marketable securities as of June 30, 2007 were $53,472,000, a decrease of $2,995,000 from $56,467,000 at December 31, 2006. Cash used by operating activities of $2,132,000 for the six months ended June 30, 2007 consisted primarily of the following:
•	Increase in equipment held for rental or loan of $4,401,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs.

•	An increase in trade accounts receivable of $1,409,000 (net of an increase in deferred revenue), due to the increase in sales for the six months ended June 30, 2007 as compared to the final six months of 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
•	An increase in prepaid expenses of $598,000 due primarily to annual insurance premium payments made in the first half of the year which are amortized to expense over the related policy period.

•	Increased inventories of $414,000 which were primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	A decrease in accounts payable and accrued liabilities of $404,000.
The above uses of cash by operating activities were offset by the following sources for the six months ended June 30, 2007:
•	Net income of $7,087,000 for the six months ended June 30, 2007 less the non-cash income tax benefit of $5,905,000, plus non-cash expenses of $3,955,000, which primarily consist of depreciation and amortization of $2,355,000; stock compensation expense of $1,383,000; and provisions for obsolete inventory of $217,000.
The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the most recent quarter. Inventory turns are calculated by dividing annualized cost of sales for the most recent quarter by ending inventory.

	June 30, 2007	December 31, 2006
Days Sales Outstanding	57	57
Inventory Turns	3.9	3.8
For the six months ended June 30, 2007, cash used in investing activities was $1,240,000, primarily due to capital expenditures of $2,196,000, offset by $956,000 of proceeds from the maturity of investment securities. Capital expenditures during the first six months of 2007 were primarily related to the expansion of our manufacturing capacity as well as expenditures for furniture and leasehold improvements related to our move to a new facility, which began early in the second quarter of 2007.
Cash provided by financing activities for the six month period ended June 30, 2007 was $1,324,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At June 30, 2007, there were no debt or capital lease obligations.
At June 30, 2007, and December 31, 2006, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $20,387,000 and $16,319,000 was recorded as equipment held for rental or loan at June 30, 2007 and December 31, 2006, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured. Costs to maintain the equipment are expensed as incurred.
We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue. As of June 30, 2007, 184 laser units were in place under the Cap-free program.

(2)	Evergreen rental programs — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of June 30, 2007, 101 laser units were in place under the Evergreen and straight monthly rental programs.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
(3)	Evaluation program — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense. As of June 30, 2007, 90 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the Cap-free rental program has become our primary laser placement program since its introduction in June 2005.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of June 30, 2007, the unrealized loss on our investment securities was approximately $69,000.
As of June 30, 2007, we had cash and cash equivalents of $8.0 million, and current and long-term investment securities of $45.5 million. Overall average duration to maturity for all marketable securities is less than one year with 57% of the portfolio under one year and the remaining 44% between one and two years. At June 30, 2007, the marketable securities consisted of government or government agency securities and certificates of deposit.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the six months ended June 30, 2007, approximately $223,000 of increased revenue and $163,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the six months ended June 30, 2007 was an increase in net income of $60,000.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
After mediation hearings occurred in February 2006, with no settlement reached, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him $500,000 in royalties and $150,000 in legal fees. We have filed several post-trial motions with the New York Court and the verdict will not be deemed accepted until the judge rules on these post-trial motions. In the event that our post-trial motions are unsuccessful, and the judge accepts the verdict, we currently plan to exhaust all of our appeal options. However, in light of the jury verdict, we have accrued $867,000 in expenses related to the verdict (the $650,000 awarded, and an additional $217,000 for royalties subsequent to the effective date of the jury award and through June 30, 2007), which are included in accrued liabilities on our condensed consolidated balance sheet at June 30, 2007. Of this amount, $690,000 had been previously accrued in the quarter ended December 31, 2006.
Cardiomedica
We have been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and us. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $310,000, and such amount is included in accrued liabilities at June 30, 2007. We intend to vigorously defend the calculation of lost profits.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2006 Annual Report on Form 10-K.
Items 2-3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on June 19, 2007.
(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2010.

	For	Withheld
Martin T. Hart	27,065,784	1,733,159
Joseph M. Ruggio, M.D.	21,785,997	7,012,946
Emile J. Geisenheimer, Craig M. Walker M.D., R. John Fletcher, David G. Blackburn, and John G. Schulte continued their terms of office as directors after the meeting.
(2)	An Amendment to The Spectranetics Corporation 2006 Incentive Award Plan was approved:

In favor:	14,411,709
Against:	3,914,715
Abstain:	148,479
Broker non-votes	10,324,040

(3)	The appointment of Ehrhardt Keefe Steiner & Hottman PC as our registered public accounting firm for the current fiscal year was ratified:

In favor:	28,471,480
Against:	303,382
Abstain:	24,081
Item 5. Not Applicable
Item 6. Exhibits

10.44		Training Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated June 21, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 2007).

10.45		Second Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 19, 2007 (incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 2007).

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 9, 2007	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

August 9, 2007	/s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer