Form 10-Q
period 2007-09-30
SPECTRANETICS CORP
filed 2007-11-09
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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
As of November 7, 2007 there were 31,406,024 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,447	$9,999
Investment securities available for sale	20,864	38,015
Trade accounts receivable, net of allowances of $504 and $367, respectively	14,245	11,185
Inventories, net	6,971	5,067
Deferred income taxes, net	914	49
Prepaid expenses and other current assets	1,723	1,440

Total current assets	67,164	65,755
Property, plant and equipment, net of accumulated depreciation of $12,975 and $12,250, respectively	21,353	16,176
Long-term investment securities available for sale	10,522	8,453
Long-term deferred income taxes, net	5,191	709
Goodwill, net	308	308
Other assets	341	93

Total Assets	$104,879	$91,494

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$11,382	$11,219
Deferred revenue	2,596	1,984

Total current liabilities	13,978	13,203
Other long-term liabilities	190	3

Total Liabilities	14,168	13,206

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 31,396,895 and 30,853,948 shares, respectively	31	31
Additional paid-in capital	156,799	152,011
Accumulated other comprehensive income	381	64
Accumulated deficit	(66,500)	(73,818)

Total Shareholders’ Equity	90,711	78,288

Total Liabilities and Shareholders’ Equity	$104,879	$91,494

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$21,226	$16,194	$58,964	$45,808
Cost of revenue	5,455	4,263	15,203	12,118

Gross margin	15,771	11,931	43,761	33,690

Gross margin %	74%	74%	74%	74%
Operating expenses:
Selling, general and administrative	13,068	10,105	35,942	28,568
Research, development and other technology	2,509	2,445	7,792	6,416

Total operating expenses	15,577	12,550	43,734	34,984

Operating income (loss)	194	(619)	27	(1,294)
Other income (expense):
Interest income	657	662	2,023	1,250
Other, net	(7)	(11)	(24)	(27)

Total other income	650	651	1,999	1,223

Income (loss) before income taxes	844	32	2,026	(71)
Income tax (expense) benefit	(613)	(197)	5,292	(424)

Net income (loss)	$231	$(165)	$7,318	$(495)

Other comprehensive income (loss):
Foreign currency translation	174	—	232	110
Unrealized gain on investment securities	97	61	85	45

Comprehensive income (loss)	$502	$(104)	$7,635	$(340)

Net income (loss) per share — basic	$0.01	$(0.01)	$0.23	$(0.02)

Net income (loss) per share — diluted	$0.01	$(0.01)	$0.22	$(0.02)

Weighted average common shares outstanding:
Basic	31,336,121	30,790,918	31,163,367	28,556,994

Diluted	33,948,650	30,790,918	33,673,596	28,556,994

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$7,318	$(495)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock option compensation	2,243	1,975
Provision for obsolete inventories	244	—
Depreciation and amortization	3,517	2,055
Fair value of options granted for consulting services	—	10
Deferred income taxes	(5,347)	424
Net change in operating assets and liabilities	(10,308)	(10,839)

Net cash used by operating activities	(2,333)	(6,870)

Cash flows from investing activities:
Proceeds from maturity and sales of investment securities	36,638	6,167
Purchases of investment securities	(21,470)	(41,425)
Capital expenditures	(3,052)	(2,375)

Net cash provided by (used in) investing activities	12,116	(37,633)

Cash flows from financing activities:
Net proceeds from common stock issuance, including proceeds from exercise of stock options	2,545	49,519

Net cash provided by financing activities	2,545	49,519

Effect of exchange rate changes on cash	120	64

Net increase in cash and cash equivalents	12,448	5,080
Cash and cash equivalents at beginning of period	9,999	6,183

Cash and cash equivalents at end of period	$22,447	$11,263

Supplemental disclosures of cash flow information —
Cash paid for interest	$—	$387

Cash paid for taxes	$231	$89

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
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; accrued royalty expenses; and stock compensation expense. Actual results could differ from those estimates.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Stock-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” (“SFAS 123(R)”) which was adopted January 1, 2006, utilizing the modified prospective transition method.
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted to employees through September 30, 2007 generally vest over four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At September 30, 2007, there were 441,601 shares available for future issuance under these plans.
The Company also maintains an employee stock purchase plan which provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. At September 30, 2007, there were 185,509 shares available for future issuance under the employee stock purchase plan.
The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2007 and 2006 was $859,000 and $748,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007 and 2006 was $2,243,000 and $1,975,000, respectively.
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and nine months ended September 30, 2007 and 2006, respectively, using the Black-Scholes pricing model:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Expected life (years)	5.91	5.04	5.30	4.97
Risk-free interest rate	4.23%	4.59%	4.74%	4.82%
Expected volatility	66.1%	154.9%	140.1%	155.8%
Expected dividend yield	None	None	None	None
Weighted average fair value	$8.60	$10.47	$8.94	$10.45
The following table summarizes stock option activity through the nine months ended September 30, 2007:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2007	3,837,811	$4.89
Granted	410,250	10.94
Exercised	(443,099)	3.61
Cancelled	(65,142)	8.10

Outstanding at September 30, 2007	3,739,820	$5.65	5.67	$29,298,319

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.48 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2007 was 2,686,445. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1,704,417 and $280,370, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $3,355,326 and $2,730,925, respectively.
As of September 30, 2007 there was $7,272,859 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.57 years.
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
For the three and nine months ended September 30, 2007, 966,941 and 1,073,708 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2006, diluted net loss per share was the same as basic loss per share as potential common stock instruments were anti-dilutive, and for those periods, 2,669,561 and 2,735,653 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$231	$(165)	$7,318	$(495)

Common shares outstanding:
Historical common shares outstanding at beginning of period	31,157	30,761	30,854	26,251
Weighted average common shares issued	179	30	309	2,306

Weighted average common shares outstanding — basic	31,336	30,791	31,163	28,557
Effect of dilution — stock options	2,613	—	2,511	—

Weighted average common shares outstanding — diluted	33,949	30,791	33,674	28,557

Net income (loss) per share — basic	$0.01	$(0.01)	$0.23	$(0.02)

Net income (loss) per share — diluted	$0.01	$(0.01)	$0.22	$(0.02)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$1,780	$1,449
Work in process	3,180	1,932
Finished goods	2,445	1,928
Less inventory reserves	(434)	(242)

	$6,971	$5,067

(6) Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Land	$270	$270
Building and improvements	1,253	1,223
Manufacturing equipment and computers	9,756	9,601
Leasehold improvements	1,218	778
Equipment held for rental or loan	21,135	16,319
Furniture and fixtures	696	235
Less: accumulated depreciation and amortization	(12,975)	(12,250)

	$21,353	$16,176

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
(7) Deferred Revenue
Deferred revenue was $2,596,000 and $1,984,000 at September 30, 2007 and December 31, 2006, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year; to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment; and to equipment revenue deferred until all revenue recognition criteria have been met, including installation of the related laser system at the customers’ premises.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
U. S. Medical
Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposable products”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At September 30, 2007, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2007 and 2006, cost allocations of these functions to Europe Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $771,000 and $364,000 for the three months ended September 30, 2007 and 2006, respectively and $2,658,000 and 1,621,000 for the nine months ended September 30, 2007 and 2006, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Equipment	$1,628	$1,393	$3,553	$3,742
Disposable products	15,772	11,770	44,699	33,436
Service	1,870	1,628	5,600	4,731
Other, net of provision for sales returns	(137)	(87)	(430)	(204)

Subtotal — U.S. Medical	19,133	14,704	53,422	41,705

Equipment	378	319	606	757
Disposable products	1,480	951	4,335	2,805
Service	184	142	511	418
Other, net of provision for sales returns	51	78	90	123

Subtotal — Europe Medical	2,093	1,490	5,542	4,103

Total revenue	$21,226	$16,194	$58,964	$45,808

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment net income (loss):
U.S. Medical	$(20)	$(220)	$6,190	$(848)
Europe Medical	251	55	1,128	353

Total net income (loss)	$231	$(165)	$7,318	$(495)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30,	December 31,
	2007	2006
Segment assets:
U.S. Medical	$98,766	$88,192
Europe Medical	6,113	3,302

Total assets	$104,879	$91,494

(9) Income Taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards.
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
During the quarter ended June 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets. After considering a number of factors, including (1) the Company’s pretax income for the year-to-date period, (2) the expectation of generating pre-tax income for the full year of 2007 and beyond, which is primarily due to the recently-announced FDA approval of our TURBO-Booster product, and (3) the impact of a proposed settlement with Dutch tax authorities which neared completion in the second quarter, which has enabled the Company to forecast with a higher degree of likelihood the availability and utilization of net operating loss carryforwards related to the Company’s Netherlands subsidiary, the Company concluded that an adjustment to the valuation allowance recorded against its deferred tax asset was necessary in accordance with SFAS 109. Accordingly, the Company recorded a non-cash tax benefit in the second quarter of 2007 of $6.6 million to decrease the valuation allowance against its deferred tax assets. It has been recorded within income tax (expense) benefit in the accompanying consolidated statement of income for the nine months ended September 30, 2007. The Company updated its assessment of its net deferred tax assets at September 30, 2007, with no further adjustment recorded.
In addition, for the three and nine months ended September 30, 2007, the Company recorded an income tax provision of $613,000 and $1,308,000, respectively, against its pretax book income of $844,000 and $2,026,000, respectively. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) Related Party Transactions
During the three and nine months ended September 30, 2007, the Company paid $46,500 and $79,500, respectively, to a member of its board of directors under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company.
During the quarter ended March 31, 2007, the Company purchased a U.S. patent from a member of its board of directors for a purchase price of $150,000.
(11) Commitments and Contingencies
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against Spectranetics in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. Spectranetics currently plans to exhaust all of its appeal options. However, in light of the jury verdict, Spectranetics has accrued $946,000 in expenses related to the verdict (the $650,000 awarded, and an additional $296,000 for royalties subsequent to the effective date of the jury award and through September 30, 2007), which are included in accrued liabilities on the Company’s consolidated balance sheet at September 30, 2007. Of this amount, $690,000 had been previously accrued in the year ended December 31, 2006.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In September 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $330,000, and such amount is included in accrued liabilities at September 30, 2007. The Company intends to vigorously defend the calculation of lost profits.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Although 90% of our revenue was derived in the United States for the three months ended September 30, 2007, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement is received.
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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
In October 2005, we received 510(k) clearance from the FDA to incorporate several new features (80-Hz capability, “continuous on” lasing and lubricous coating) into our entire CLiRpath product line. The launch of this CLiRpath Turbo product line, to replace the CLiRpath catheters, was completed in the third quarter of 2006. In October 2006, we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007.
In July 2007, we received clearance from the FDA to market our TURBO-Booster™ product for the treatment of arterial stenoses and occlusions in the leg. The TURBO-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The TURBO-Booster combined with Turbo elite™ laser catheters allows for removal of large amounts of plaque material within the superficial femoral artery (SFA) and popliteal artery. This approval represented a broader indication for use as compared to current labeling of the existing peripheral laser catheters. We began a limited market launch of the TURBO-Booster product in the third quarter of 2007.
As to product development, one of our initiatives will be to incorporate visualization technology into our devices. We terminated our contract with Bioscan Technologies, Ltd in the second quarter of 2007 after the initial phase had been completed, as feasibility of combining our fiber-optic laser catheters with the optical imaging technology of Bioscan was not proven; however, we plan to continue to pursue other visualization projects. In addition, a significant portion of our research and development expenses in 2007 are being devoted to developing technology enhancements to our laser system.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Results of Operations
The following table summarizes key supplemental financial information for the last 5 quarters.

	2006			2007
	3rd Qtr	4th Qtr		1st Qtr	2nd Qtr		3rd Qtr
(000’s, except per share and unit sale amounts)
Laser Revenue:
Equipment sales	$1,076	$819		$402	$381		$1,185
Rental fees	636	558		661	709		821

Total laser revenue	1,712	1,377		1,063	1,090		2,006

Disposable Products Revenue:
Atherectomy revenue	6,450	7,405		7,654	9,485		9,167
Support catheter revenue	1,895	2,230		2,470	3,042		2,943
Lead removal revenue	4,376	4,767		4,302	4,829		5,143

Total disposable products revenue	12,721	14,402		14,426	17,356		17,253

Service and other revenue	1,761	1,903		1,876	1,927		1,967

Total revenue	16,194	17,682		17,365	20,373		21,226

Pre-tax income (loss)	$32 *	$(1,211)	*	$165 *	$1,017	*	$844	*

Net income (loss)	$(165) *	$(952)	*	$(65) *	$7,152	*	$231	*
Net income (loss) per share:
Basic	$(0.01)	$(0.03)		$(0.00)	$0.23		$0.01
Diluted	$(0.01)	$(0.03)		$(0.00)	$0.21		$0.01

Net cash (used in) provided by operating activities	$(445)	$197		$(3,799)	$1,667		$(201)
Total cash and investment securities (current and non-current)	$57,296	$56,467		$52,833	$53,472		$53,833

Laser sales summary:
Laser sales from inventory	4	7		3	2		3
Laser sales from evaluation/rental units	4	0		0	1		4

Total laser sales	8	7		3	3		7

*	Includes stock-based compensation expense (pre-tax) of $748, $688, $669, $714 and $859, respectively.
Worldwide Installed Base Summary:

	2006		2007
	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
Laser sales from inventory	4	7	3	2	3
Rental placements	33	30	32	38	25
Evaluation placements	3	5	5	5	4

Laser placements during quarter	40	42	40	45	32
Buy-backs/returns during quarter	(3)	(4)	(6)	(9)	(12)

Net laser placements during quarter	37	38	34	36	20

Total lasers placed at end of quarter	585	623	657	693	713

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
Revenue for the third quarter of 2007 was $21,226,000, an increase of 31% as compared to $16,194,000 during the third quarter of 2006. This increase is mainly attributable to a 36% increase in disposable products revenue, which consists of single-use catheter products; a 17% increase in laser equipment revenue, which consists of laser sales and rentals; and a 12% increase in service and other revenue.
We separate our disposable products revenue into three separate categories – atherectomy, support catheters and lead removal. For the three months ended September 30, 2007, our atherectomy revenue totaled $9,167,000 (53% of our disposable products revenue), our support catheter revenue totaled $2,943,000 (17% of our disposable revenue) and our lead removal revenue totaled $5,143,000 (30% of our disposable products revenue). For the three months ended September 30, 2006, our atherectomy revenue totaled $6,450,000 (51% of our disposable products revenue), our support catheter revenue totaled $1,895,000 (15% of our disposable products revenue) and our lead removal revenue totaled $4,376,000 (34% of our disposable products revenue).
Atherectomy revenue, which includes products used in both the peripheral and coronary vascular systems, grew 43% in the third quarter of 2007 as compared with the third quarter of 2006. Atherectomy revenue growth was primarily due to unit volume increases from the continued market penetration of our peripheral laser atherectomy product lines and the limited market release of our TURBO-Booster product targeted at treating arterial blockages above the knee. From the end of the third quarter of 2006 to the end of the third quarter of 2007, our installed laser base has increased from 585 to 713 lasers worldwide, an increase of 22%. Also since the year-ago quarter, in October 2006 we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CLiRpath product line to treat below-the-knee arterial blockages, our ability to further penetrate the treatment of above-the-knee arterial blockages following the third quarter 2007 launch of our TURBO-Booster product and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
Support catheter revenue grew 55% for the three months ended September 30, 2007 as compared to the year-ago quarter. These catheters are non-laser-based accessory products designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage.
Lead removal revenue grew to $5,143,000, an increase of 18% for the three-month period ended September 30, 2007, as compared with the same three-month period in 2006. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. When an ICD is implanted, it often replaces a pacemaker. In these cases, the old pacemaker leads are likely to be removed to avoid potential electrical interference with the new ICD leads. Growth in the implantable defibrillator market may accelerate, depending on the establishment of referral patients to electrophysiologists for this expanded patient pool and the additional reimbursement recently established for the hospitals and electrophysiologists for these patients. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. During the third quarter of 2007, we completed our 2007 plans for the establishment of a dedicated lead removal sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser equipment revenue was $2,006,000 and $1,712,000 for the three months ended September 30, 2007 and 2006, respectively. Laser sales revenue, which is included in laser equipment revenue, increased slightly to $1,185,000 during the three month period ended September 30, 2007 from $1,076,000 during the three month period ended September 30, 2006. We sold seven laser units (three as outright sales from inventory, and four as conversions from evaluation or rental units) during the third quarter of 2007 and eight laser units (four as outright sales from inventory and four sale conversions from evaluation units) during the same quarter in 2006. Rental revenue increased 29% during the three-month period ended September 30, 2007, from $636,000 in the third quarter of 2006 to $821,000 in the third quarter of 2007. This increase is due primarily to the increase in our installed rental base of laser systems.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Our worldwide installed base of laser systems increased by 20 during the quarter ended September 30, 2007, compared with an increase of 37 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 713 (563 in the U.S.) at September 30, 2007. During the third quarter of 2007, we placed 32 new lasers and recorded 12 lasers as returned as we increased our focus on redeploying under-utilized laser systems that are company-owned and placed at hospitals under one of the Company’s placement programs.
Service and other revenue increased to $1,967,000 for the third quarter of 2007 as compared to $1,761,000 the third quarter of 2006. The 12% increase was due primarily to the increased installed base of laser units.
Gross margin for the third quarter of 2007 was 74%, unchanged from the year-ago period.
Operating expenses of $15,577,000 in the third quarter of 2007 increased 24% from $12,550,000 in the third quarter of 2006. This increase is mainly due to a 29% increase in selling, general and administrative (S,G&A) expenses, to $13,068,000 for the three months ended September 30, 2007 from $10,105,000 in the prior year period. The increase in S,G&A expenses is primarily due to:
•	Marketing and selling expenses increased approximately $2,650,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,100,000 associated with the staffing of 33 additional employees within our U.S. field sales and marketing organizations as of the end of the third quarter of 2007 as compared with the third quarter of 2006. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $700,000, which is mainly due to the increase in revenues and additional employees.
•	Increased costs of approximately $470,000 associated with increased volume of marketing communications, Company-sponsored educational summits for physicians, sales meetings and conventions expense, in support of the increase in sales in general, and the introduction of the TURBO-Booster product in particular.
•	Increased expenses of approximately $200,000 related to higher corporate facilities and telecommunications allocations as well as sales and marketing-related materials expense.
•	Approximately $150,000 in increased sales-related costs for our international operations, primarily due to the addition of two additional sales employees and a new general manager in our Netherlands subsidiary since a year ago.
•	General and administrative expenses increased approximately $300,000 in the third quarter of 2007 compared with the same period of the prior year, primarily the result of increased personnel-related costs associated with increased staffing compared to a year ago.
Research, development and other technology expenses of $2,509,000 for the third quarter of 2007 represent an increase of 3% from $2,445,000 in the third quarter of 2006. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs, regulatory compliance expenses and royalty costs associated with various license agreements with third-party licensors. Increased regulatory-related expenses of approximately $250,000 due to increased regulatory submission costs and consulting costs were offset by reduced research and development outside services expense. In the prior year third quarter, we incurred approximately $200,000 of expenses related to the Bioscan optical imaging technology feasibility project. That project was terminated in the second quarter of 2007.
Interest income of $657,000 in the third quarter of 2007 did not change significantly from interest income of $662,000 for the third quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities and certificates of deposit with maturities less than two years.
Pre-tax income in the third quarter of 2007 was $844,000, compared with pre-tax income of $32,000 in the third quarter of 2006. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.
For the three months ended September 30, 2007, we recorded income tax expense of $613,000 against our pretax income of $844,000. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, our effective tax rate is higher than the statutory rate.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
We recorded net income for the three months ended September 30, 2007 of $231,000, or $0.01 per fully diluted share, compared with a net loss of ($165,000) or ($0.01) per fully diluted share, in the same quarter last year. The increase in net income is attributable primarily to the increase in revenue for the third quarter of 2007 as compared to the year-ago quarter.
The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, caused an increase in consolidated revenue of $102,000 and an increase in consolidated operating expenses of $128,000.
Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
Revenue for the first nine months of 2007 was $58,964,000, an increase of 29% as compared to $45,808,000 during the first nine months of 2006. This increase is mainly attributable to a 35% increase in disposable products revenue, which consists of single-use catheter products, and a 14% increase in service and other revenue.
We separate our disposable products revenue into three separate categories – atherectomy, support catheters and lead removal. For the nine months ended September 30, 2007, our atherectomy revenue totaled $26,315,000 (54% of our disposable products revenue), our support catheter revenue totaled $8,446,000 (17% of our disposable revenue) and our lead removal revenue totaled $14,274,000 (29% of our disposable products revenue). For the nine months ended September 30, 2006, our atherectomy revenue totaled $18,465,000 (51% of our disposable products revenue), our support catheter revenue totaled $5,308,000 (15% of our disposable product revenue) and our lead removal revenue totaled $12,468,000 (34% of our disposable products revenue).
Atherectomy revenue, which includes products used in both the peripheral and coronary vascular systems, grew 42% in the first nine months of 2007 as compared with the first nine months of 2006. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our peripheral laser atherectomy product lines and the limited market release of our TURBO-Booster product targeted at treating arterial blockages above the knee. From the end of the third quarter of 2006 to the end of the third quarter of 2007, our installed laser base has increased from 585 to 713 lasers worldwide, an increase of 22%. Also, in October 2006, we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007. Approximately 25% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to the transition to newer products. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of our CLiRpath product line to treat below-the-knee arterial blockages, our ability to further penetrate the treatment of above-the-knee arterial blockages following the July launch of our TURBO-Booster product and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
Support catheter revenue grew 59% for the nine months ended September 30, 2007 as compared to the year-ago quarter. These catheters are non-laser-based accessory products designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage
Lead removal revenue grew 14% for the nine-month period ended September 30, 2007, as compared with the same nine-month period in 2006. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead removal sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Laser equipment revenue was $4,159,000 and $4,499,000 for the nine months ended September 30, 2007 and 2006, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased to $1,968,000 during the nine-month period ended September 30, 2007 from $2,700,000 during the nine-month period ended September 30, 2006. We sold 13 laser units (eight as outright sales from inventory, and five sales conversions from a rental and evaluation units) during the first nine months of 2007 and 20 laser units (seven as an outright sale from inventory and 13 sale conversions from rental and evaluation units) during the same period in 2006. Rental revenue increased 22% during the nine-month period ended September 30, 2007, from $1,799,000 in the first nine months of 2006 to $2,191,000 in the first nine months of 2007. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 90 during the nine months ended September 30, 2007, compared with an increase of 91 laser systems during the first nine months of last year. This brings our worldwide installed base of laser systems to 713 (563 in the U.S.) at September 30, 2007.
Service and other revenue increased to $5,771,000 for the first nine months of 2007 as compared to $5,068,000 the first nine months of 2006. The 15% increase was due primarily to the increased installed base of laser units.
Gross margin for the first nine months of 2007 was 74%, unchanged compared to the first nine months of 2006.
Operating expenses of $43,734,000 in the first nine months of 2007 increased 25% from $34,984,000 in the first nine months of 2006. This increase is mainly due to a 26% increase in selling, general and administrative expenses relative to the same period in 2006, and a 21% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 26% to $35,942,000 for the nine months ended September 30, 2007 from $28,568,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $6,800,000 for the first nine months of 2007 as compared with the same period of the prior year, primarily as a result of the following:
•	Increased personnel-related costs of approximately $2,600,000 associated with the staffing of 33 additional employees within our U.S. field sales and marketing organizations as of the end of the third quarter of 2007 as compared with the third quarter of 2006. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $2,200,000, which is mainly due to the increase in revenues and additional employees.
•	Approximately $800,000 in increased sales-related costs for our international operations, primarily due to the addition of two additional sales employees and the hiring of a general manager in our Netherlands subsidiary since a year ago as well as an increase in sales support activities.
•	Increased expenses of approximately $800,000 related to (1) the Company’s annual global sales meeting which takes place in the first quarter of each year, due to the increase in sales and marketing employees and a longer duration for the meeting, as well as additional sales meetings held during the year and (2) additional potential customer training expense.
•	Increased expenses of approximately $400,000 related to higher corporate facilities and telecommunications allocations as well as sales and marketing-related materials expense.
•	General and administrative expenses increased approximately $600,000 in the first nine months of 2007 compared with the same period of the prior year, primarily the result of increased personnel-related costs associated with increased staffing compared to a year ago.
In addition, approximately $100,000 of the increase in sales, general and administrative expense relates to an increase in stock compensation expense included in selling, general and administrative expenses in the first nine months of 2007 as compared to the year-ago period, due to the grant of additional options to new employees.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Research, development and other technology expenses of $7,792,000 for the first nine months of 2007 represent an increase of 21% from $6,416,000 in the first nine months of 2006. The increase is primarily due to:
•	Increased regulatory-related expenses of approximately $500,000 due to increased regulatory submission costs and consulting costs.
•	Increased personnel-related costs (including recruiting and travel) of approximately $340,000 due primarily to the hiring of additional engineering and clinical studies employees since the year-ago period.
•	Increased research and development outside services expense of approximately $275,000 which primarily includes increased fees paid to outside vendors assisting us with technology enhancements to our laser system.
•	Increased royalty expense of approximately $160,000 due to increased sales of products incorporating licensed technology.
•	Approximately $100,000 of increased depreciation and amortization expense due to additional investments in research and development assets, including software, since the prior year.
Interest income increased to $2,023,000 in the first nine months of 2007 from $1,250,000 for the first nine months of 2006. The increase in interest income in 2006 is mainly due to the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.
Pre-tax income for the first nine months of 2007 was $2,026,000, compared with a pre-tax loss of ($71,000) for the same period of 2006. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.
For the nine months ended September 30, 2007, we recorded a net income tax benefit of $5,292,000 against our pretax income of $2,026,000. Included in the net tax benefit for the first nine months of 2007 is a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made in the second quarter of 2007 as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 9, “Income Taxes,” to our accompanying condensed consolidated financial statements. In addition to the valuation allowance adjustment, for the nine months ended September 30, 2007, we recorded an income tax provision of $1,308,000 against out pretax income for the period. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.
We recorded net income for the nine months ended September 30, 2007 of $7,318,000, or $0.22 per fully diluted share, compared with a net loss of ($495,000), or ($0.02) per fully diluted share, in the same period last year. The change in net income is attributable primarily to the deferred tax asset valuation allowance adjustment discussed above, as well as the increase in revenue for the first nine months of 2007 as compared to the year-ago period.
The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, caused a increase in consolidated revenue of $348,000 and an increase in consolidated operating expenses of $296,000.
Liquidity and Capital Resources
Cash, cash equivalents, and current and long-term investments in marketable securities as of September 30, 2007 were $53,833,000, a decrease of $2,634,000 from $56,467,000 at December 31, 2006. Cash used by operating activities of $2,333,000 for the nine months ended September 30, 2007 consisted primarily of the following:
•	Increase in equipment held for rental or loan of $4,816,000 as a result of expanding placement activity of our laser systems through evaluation, “cap-free,” or rental programs.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
•	An increase in trade accounts receivable of $2,448,000 (net of an increase in deferred revenue), due to the increase in sales for the nine months ended September 30, 2007 as compared to the final nine months of 2006.
•	Increased inventories of $1,904,000 which were primarily the result of higher stocking levels to meet the increase in laser and catheter demand.
The above uses of cash by operating activities were offset by the following sources for the nine months ended September 30, 2007:
•	Net income of $7,318,000 for the nine months ended September 30, 2007 less the non-cash income tax benefit of $5,347,000, plus non-cash expenses of $5,904,000, which primarily consist of depreciation and amortization of $3,517,000; stock compensation expense of $2,243,000; and provisions for obsolete inventory of $244,000.
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

	September 30, 2007	December 31, 2006
Days Sales Outstanding	60	57
Inventory Turns	3.9	3.8
For the nine months ended September 30, 2007, cash provided by investing activities was $12,116,000, primarily due to the net of $36,638,000 of proceeds from the maturity of investment securities and $21,470,000 of new investment purchases, partially offset by capital expenditures of $3,052,000. Capital expenditures during the first nine months of 2007 were primarily related to the expansion of our manufacturing capacity, as well as expenditures for furniture and leasehold improvements related to our move to a new facility, which began early in the second quarter of 2007.
Cash provided by financing activities for the nine month period ended September 30, 2007 was $2,545,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At September 30, 2007, there were no debt or capital lease obligations.
At September 30, 2007, and December 31, 2006, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $21,135,000 and $16,319,000 was recorded as equipment held for rental or loan at September 30, 2007 and December 31, 2006, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured. Costs to maintain the equipment are expensed as incurred.
We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue. As of September 30, 2007, 185 laser units were in place under the Cap-free program.

(2)	Evergreen rental programs – Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of September 30, 2007, 101 laser units were in place under the Evergreen and straight monthly rental programs.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
(3)	Evaluation program – The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense. As of September 30, 2007, 93 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the Cap-free rental program has become our primary laser placement program since its introduction in June 2005.
We believe our liquidity and capital resources are sufficient to meet our operating and capital requirements through at least the next 12 months.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; and accrued royalty expenses. Actual results could differ from those estimates.
Our critical accounting policies and estimates are included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of September 30, 2007, the unrealized gain on our investment securities was approximately $28,000.
As of September 30, 2007, we had cash and cash equivalents of $22.4 million, and current and long-term investment securities of $31.4 million. Overall average duration to maturity for all cash and marketable securities is less than one year with 67% of the portfolio under one year and the remaining 33% between one and two years. At September 30, 2007, the marketable securities consisted of government or government agency securities and certificates of deposit.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the nine months ended September 30, 2007, approximately $348,000 of increased revenue and $296,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the nine months ended September 30, 2007 was an increase in net income of $52,000.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options. However, in light of the jury verdict, we have accrued $946,000 in expenses related to the verdict (the $650,000 awarded, and an additional $296,000 for royalties subsequent to the effective date of the jury award and through September 30, 2007), which are included in accrued liabilities on our consolidated balance sheet at September 30, 2007. Of this amount, $690,000 had been previously accrued in the year ended December 31, 2006.
Cardiomedica
We have been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and us. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In September 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. Spectranetics BV estimates that the lost profits to Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs, are no more than $330,000, and such amount is included in accrued liabilities at September 30, 2007. We intend to vigorously defend the calculation of lost profits.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2006 Annual Report on Form 10-K.
Items 2-5. Not applicable
Item 6. Exhibits
10.46	The Third Amendment to The Spectranetics Corporation 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 filed on August 14, 2007).

10.47	Form of Stock Option Grant Notice and Stock Option Agreement for Independent Directors (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 filed on August 14, 2007).

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.1(b)	Section 1350 Certification
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)

November 8, 2007	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

November 8, 2007	/s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer