Form 10-K
period 2007-12-31
SPECTRANETICS CORP
filed 2008-03-17
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2007
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
9965 Federal Drive
Colorado Springs, Colorado 80921
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
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
The aggregate market value of the voting stock of the Registrant, as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter was $352,361,030, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of March 14, 2008, there were outstanding 31,608,846 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2008, are incorporated by reference into Part III as specified herein.

PART I
The information set forth in this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:
•	Market acceptance of excimer laser atherectomy technology;

•	Increased pressure on expense levels resulting from expanded sales, marketing, product development and clinical activities;

•	Dependence on new product development and new applications for excimer laser technology;

•	Uncertain success of our strategic direction, which relies on assumptions about the market for our products;

•	Technological changes resulting in product obsolescence;

•	Exposure to assertions of intellectual property claims and failure to protect our intellectual property;

•	Adverse state or federal legislation and regulation;

•	Product defects;

•	Price volatility due to changes in ratings by securities analysts;

•	Ability to effectively manage growth;

•	Ability to efficiently relocate our manufacturing operations to a leased facility in north Colorado Springs;

•	Ability to manufacture sufficient volumes to fulfill customer demand;

•	Availability of vendor-sourced component products at reasonable prices;

•	Exposure to product liability claims;

•	The highly competitive nature of the markets in which we sell our products and the introduction of competing products;

•	Failure of our customers to obtain third party reimbursement for their purchases of our products;

•	Conditions and changes in medical device industry or in general economic and business conditions; and

•	The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 1A — “Risk Factors.”
We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

ITEM 1. Business
General
We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages including plaque, calcium and thrombus. Our laser system includes the CVX-300® laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers or implantable cardiac defibrillators, or ICDs, which are electronic devices that regulate the heartbeat. As of December 31, 2007, our worldwide installed base of laser systems was 743, of which 587 were in the United States. We are focused on increasing recurring revenue, which includes disposable catheter sales, service and laser rental, which in the aggregate represented 96% of our revenue for 2007. Disposable catheter sales represented 83% of our revenue for 2007.
Our products are designed to treat a wide range of cardiovascular disease, including peripheral and coronary arterial disease. Peripheral arterial disease, or PAD, is characterized by clogged or obstructed arteries in the upper or lower leg. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation. According to the American Heart Association, as many as 12 million people in the United States have PAD, yet nearly 75% of these people do not have any symptoms or mistake the symptoms of PAD for another condition. Moreover, according to a 2004 report by the Sage Group, a market research firm, approximately 1.1 million people in the United States suffer from critical limb ischemia, or CLI, an advanced form of PAD. In addition, according to this report, within six months of diagnosis, the mortality rate for CLI patients is approximately 20%, with another 35% requiring amputation, of which an estimated 160,000 amputations resulting from CLI are performed each year in the United States alone. According to a December 2007 Millenium Research Group report, there were 436,000 peripheral endovascular interventions performed in the United States during 2007 and that number is expected to grow to 682,000 in 2012.
We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, are looking for effective minimally invasive solutions to treat PAD. We believe that balloons and stents, although commonly used to treat PAD, have not been proven to have a long-lasting clinical benefit in the legs, while surgical bypass and amputation carry significant patient risk and cost. Recently, laser atherectomy has emerged as a viable treatment option for PAD, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. We offer our TURBO elite® atherectomy catheters in a broad range of sizes, enabling physicians to treat both smaller and larger diameter arteries. In addition, we believe our laser system and TURBO elite® catheter technology offer a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile as compared with other atherectomy devices.
In the coronary market, our disposable catheter devices are used to treat complex coronary artery disease as an adjunctive treatment to traditional percutaneous coronary interventions, or PCI, using balloons and stents. We are currently focused on the treatment of one of the most challenging coronary lesions, chronic total occlusions, or CTOs, leveraging our experience in the coronary market. According to a 2005 article in the Journal of Invasive Cardiology which cites a 2003 report by Arlington Medical Resources, a market research firm, the number of diagnostic catheterization procedures, or angiograms, performed annually in the United States is approximately 2.6 million. A 2002 article in the journal Circulation cited data based on published studies from 1997 to 1999 which showed the presence of a CTO in approximately 31% of patients who received a coronary angiogram, of which only approximately 7.5% were treated using minimally invasive techniques. According to a 2001 article in the Journal of Invasive Cardiology, patients whose CTOs could not be crossed using a guidewire were approximately three to five times more likely to undergo coronary artery bypass surgery than patients whose CTOs were successfully crossed. Coronary artery bypass surgery is highly invasive and carries procedural risks, and as a result of these risks, we believe that there is increased interest from interventional cardiologists to treat CTOs with minimally invasive techniques. With the recent demonstrated clinical efficacy of drug-eluting stents in coronary lesions, we believe that physicians are looking for ways to place drug-eluting stents in CTOs once they are crossed. We believe that our products will enable physicians to more effectively cross certain types of CTOs.
We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacing and defibrillation leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion, and other less common reasons. We also believe that the large majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our CLeaRS product line, which includes our Spectranetics Laser Sheath, or SLS, and our Lead Locking Device, or LLD, may reduce the risk of major complications associated with lead removal to less than 2%. We believe that long-term consequences associated with abandoned leads are more significant than generally believed. We have initiated programs to educate clinicians on the management of lead complications.

Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 9965 Federal Drive, Colorado Springs, Colorado 80921. Our telephone number is (719) 633-8333.
Our corporate website is located at www.spectranetics.com. A link to a third-party website is provided at our corporate website to access our SEC filings free of charge promptly after such material is electronically filed with, or furnished to, the SEC. We do not intend for information found on our website to be part of this document.
Our Solution
Over our 24 year history, we have developed our proprietary excimer laser technology that we believe has enabled us to effectively meet the needs of physicians and their patients.
•
Proprietary technology. Our excimer laser technology delivers relatively cool, 308 nanometer wavelength ultraviolet energy pulses to an arterial blockage or lesion through optical fibers in a catheter, and is used to ablate or remove plaque, calcium and thrombus. Our laser catheter is inserted into an artery or a vein through a small incision and then guided to the site of the blockage or lesion using conventional angioplasty tools, such as guidewires. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the blockage or lesion. Because our laser generates minimal heat and is a contact laser that only ablates materials within 50 microns (the width of a human hair) ahead of the laser tip, it is able to break down the molecular bonds of plaque, calcium and thrombus into particles smaller than red blood cells, without significant thermal damage to surrounding tissue. We believe that we offer the only FDA-approved laser system for the treatment of peripheral and coronary arterial disease and for the removal of infected, defective or abandoned pacemaker and ICD leads. We hold 39 issued U.S. patents and have rights to 18 additional U.S. patents under license agreements. We hold five issued patents in each of France, Germany, Italy and Japan; four issued patents in the Netherlands; and one in each of Spain and the United Kingdom.

•
Significant patient benefits. We believe our TURBO elite catheter technology offers a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile when compared with other atherectomy devices. We believe that our TURBO elite technology reduces the risk of distal embolization as compared with balloon and stent technology and other atherectomy devices because our laser can ablate blockages into particles smaller than red blood cells. Distal embolization occurs when particles dislodged during PCI or atherectomy create a blockage elsewhere in the vasculature.

•
Key physician benefits. Because our technology can be utilized to ablate all types of arterial blockages, including plaque, calcium and thrombus, we believe our system enables physicians to expand the number of minimally invasive procedures they can perform. For example, our system can be used to cross CTOs in the heart or the leg. We believe our 0.9 mm catheters are smaller than any approved balloon angioplasty catheter or any other approved mechanical atherectomy device, which enables the treatment of smaller arteries in the lower leg. Moreover, we believe that our TURBO elite® technology enables physicians to perform procedures more rapidly than with other atherectomy devices, reducing radiation exposure from fluoroscopic imaging to both physicians and patients.

•
Compelling clinical data. The CLiRpath Excimer Laser System to Enlarge Lumen Openings (CELLO) trial is a pivotal investigative device exemption (IDE) clinical trial for our TURBO-Booster® catheter in the treatment of larger diameter arteries within the legs. The CELLO trial is a prospective registry that enrolled 65 patients at 17 centers in the United States. Enrollment in the trial was concluded in March 2007 and we received FDA clearance to market the TURBO-Booster® in July 2007. The TURBO-Booster® is a deflecting sheath that facilitates treatment of blockages in the larger diameter arteries at or above the knee, which we believe represents the majority of procedures performed to treat PAD in the leg, and is used with our existing peripheral laser atherectomy catheters. The trial included patients with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Three independent core labs analyzed the angiographic, intravascular ultrasound, and duplex ultrasound data from the trial. The primary endpoints of the trial were the achievement of a minimum 20% reduction in the percent diameter stenosis post-laser compared to pre-intervention and major adverse events. The reduction in percent diameter stenosis following the use of the TURBO-Booster® was 35% and there were no major adverse events reported through 30 days and six months following the procedure. As a result, the primary endpoints were met. Further, the durability of the procedure was demonstrated through freedom from re-intervention in 86% of the patients through six months following the trial. Significant improvements in all clinical outcomes measured six months following the procedure were noted, including Rutherford category, ankle-brachial index and walking impairment.

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
Our Products
Our products are focused in two categories: vascular intervention and cardiac lead removal.
Vascular Intervention Products
We have developed a broad selection of proprietary laser devices designed to meet physician needs and have received regulatory clearance for multiple indications, including peripheral laser atherectomy in the upper and lower leg and coronary laser atherectomy. For the PAD market, our products are often used as an adjunct or alternative to balloons, stents and other atherectomy or thrombectomy devices. For the coronary market, our laser atherectomy products are used adjunctively with other devices such as balloons and stents. We believe the use of our laser adjunctively with other PCI treatments provides superior clinical outcomes in complex lesions that are not well-suited to stand-alone balloon angioplasty or stenting. Unlike conventional balloons that merely compress arterial plaque against the stent or vessel wall, laser atherectomy dissolves the blockage.
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
Our product offerings within our vascular intervention group are used in both the peripheral and coronary vascular systems and are discussed in more detail below.
Peripheral Laser Atherectomy
According to the American Heart Association, as many as 12 million people in the United States have PAD, yet nearly 75% of these people do not have any symptoms or mistake the symptoms of PAD for another condition. Moreover, according to a 2004 report by the Sage Group, a market research firm, approximately 1.1 million people in the United States suffer from CLI. In addition, according to this report, within six months of diagnosis, the mortality rate for CLI patients is approximately 20%, with another 35% requiring amputation, of which an estimated 160,000 amputations resulting from CLI are performed each year in the United States alone. According to a December 2007 Millenium Research Group report, there were 436,000 peripheral endovascular interventions performed in the United States in 2007 and that number is expected to grow to 682,000 in 2012.

We currently have 510(k) clearance from the FDA to market our TURBO elite for the treatment of stenoses and occlusions in the leg. We offer the following disposable catheters for use in peripheral laser atherectomy:

Sizes
	(mm unless		Vascular
	otherwise	Regulatory	System
Name	indicated)	Clearance	Indication	Key Features

TURBO elite Catheter	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S., Europe	Peripheral	80-Hz; “continuous on” lasing and lubricous coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions except for 2.3 and 2.5 (OTW only), which add improved ablation capability, pushability, and trackability.

TURBO-Booster		U.S.	Peripheral	Functions as a guiding catheter, used in conjunction with TURBO elite in the main arteries at or above the knee

Quick-Cross Support Catheter	0.014”, 0.018”, 0.035”	U.S., Europe, Canada	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage
TURBO Elite Catheters. Our family of over-the-wire (OTW) and rapid exchange (Rx) catheters is used for peripheral laser atherectomy. The TURBO elite laser catheter has high flexibility and an active ablation area covering a high percentage of the catheter tip. The CLiRpath laser catheter is available in 0.9, 1.4, 1.7, 2.0, 2.3 and 2.5 mm tip diameters. In October 2005, we received 510(k) clearance from the FDA to incorporate several new features (80-Hz capability, “continuous on” lasing and lubricous coating) into our entire product line, previously known as CLiRpath. The launch of this CLiRpath Turbo product line, to replace the CLiRpath catheters, was completed in the second quarter of 2006. In October 2006, we received FDA clearance to market our TURBO elite product line, which added improved pushability, trackability and ablation capability. We launched a limited market release of these products in the fourth quarter of 2006, and full commercialization was completed during 2007.

TURBO-Booster. The TURBO-Booster, introduced in July 2007, functions as a guide catheter for the TURBO elite laser catheters facilitating directed laser ablation of blockages in the main arteries at or above the knee. TURBO-Booster and TURBO elite combined are engineered to remove large amounts of plaque, create larger lumens, efficiently treat long, diffuse disease and effectively target both eccentric and concentric lesions in SFA and popliteal arteries.
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
We offer the following disposable catheters for use in coronary laser atherectomy:
Rapid Exchange (Rx) Catheter. Our Rx laser catheter, marketed under the Vitesse brand, is our coronary laser catheter. We offer our eccentric (one-sided) Rx catheter in 1.7 and 2.0 mm diameter sizes and our concentric Rx catheter in 1.4, 1.7, and 2.0 mm tip diameter models. Both of our Rx catheters incorporate a “monorail design” that can be threaded onto and exchanged over a guidewire more quickly than OTW models. They are also compatible with a wide range of guidewires. On our eccentric model, the fiber array at the tip can be rotated by the operator to create a larger channel through the blockage. The fibers in our concentric model are “optimally spaced,” and laboratory tests have demonstrated that it produces greater debulking, or plaque removal, compared with our eccentric model.
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
Cardiac Lead Removal System
We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacing and defibrillation leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion, and other less common reasons. We also believe that the large majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our Spectranetics Laser Sheath, or SLS, resulted in a low rate of major complication below 2%. We believe that long-term consequences associated with abandoned leads are more significant than generally believed. We have initiated programs to educate clinicians on the management of lead complications.

We believe that one of the key drivers of our cardiac lead removal business is the increased rate of ICD implantation. According to recent clinical research conducted by the Cardiac Rhythm Management industry, patients suffering from congestive heart failure, as well as patients who have had prior heart attacks, may have reduced mortality risk as a result of the implant of an ICD. Since the most advanced ICD systems, known as cardiac resynchronization therapy defibrillators or CRT-Ds, have more leads per device than standard pacemakers, and since defibrillation leads are typically larger in diameter than pacemaker leads, the potential for venous obstruction is increased. This is especially true in scenarios where an existing pacing system is upgraded to an ICD system resulting in a redundant ventricular pacing lead. As a result, we believe these situations lend themselves to an increased likelihood of redundant leads being removed.
Competitive methods available to remove implanted leads include open-chest surgery and transvenous removal with other mechanical sheaths or devices using radiofrequency energy, each having particular drawbacks or limitations. For example, open-chest surgery is costly and traumatic to the patient. Mechanical sheaths rely on tearing of scar tissue to liberate a lead targeted for removal. In some cases, the mechanical tools may be enhanced with electrical energy to assist in dissecting tissue surrounding the lead.
Our CVX-300 excimer laser unit was initially approved by the FDA for lead removal procedures in December 1997, with several subsequent approvals and 510(k) clearances as we expanded our CLeaRS product line. This product line includes the following:
Spectranetics Laser Sheath (SLS). We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath (SLS), to be used with our CVX-300 excimer laser unit to remove implanted leads with minimal force. The SLS consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead wire to pass through it as the device slides over the lead wire and toward the tip in the heart. Following the removal of scar tissue with the SLS, the lead wire is removed from the heart with counter-traction. The SLS uses excimer laser energy focused through the tip of the SLS to facilitate lead removal by ablating through scar tissue surrounding the lead with “cool” ultraviolet light than dissolves tissue in tiny particles easily absorbed in the bloodstream. We believe that the advantages of this approach include low trauma to the surrounding veins, low occurrence of complication, and both effectiveness and time efficiency that surpasses mechnical methods.
Lead Locking Device (LLD). Our Lead Locking Device, or LLD, product complements our current SLS product line as an adjunctive tool. The LLD is a mechanical device that assists in the removal of faulty leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material. The LLD is advanced like a stylet down the innermost lumen of the lead, and then the braided mesh is expanded to grip the entire length of the lead’s inner lumen as tension is applied. This traction force is sometimes sufficient to remove or lead, but typically a sheath such as the SLS is subsequently passed over the LLD and lead to complete the removal process. We believe that other similar stylet devices on the market, which merely grip the lead near the tip, provide less traction stability to support the lead removal process. In March 2005, we received 510(k) clearance from the FDA for the LLD E, an enhanced device that navigates more effectively within tortuous anatomy in the coronary vascular system. Due to the materials used, it is also more easily visualized under angiography than our earlier LLD products. Since the LLD line it is not laser-based, it can also be used in conjunction with other mechanical sheaths for removal of pacing or defibrillation leads.
For 2008, we intend to focus more resources on this portion of our business, named Lead Management going forward, based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead removal market is under-penetrated. Our investment will include expansion of a dedicated sales team focused on Lead Management.
Clinical Trials
We support many of our new product initiatives with clinical studies in order to obtain regulatory approval and provide certain marketing data. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve regulatory clearance and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness, performance and/or safety of a device and is the basis for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials. The following is a summary of our key current and planned clinical trials, as well as a description of key historical trials that have concluded or are substantially complete.
Current Vascular Intervention Clinical Trials
PATENT. The Photo Ablation Using the Turbo-Booster and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, trial is a prospective, multi-center registry for the evaluation of the safety and performance of Spectranetics CE-marked peripheral atherectomy laser catheters used in conjunction with Turbo Booster catheters for the treatment of certain patients presenting with in- stent restenosis of nitinol stents implanted within femoropopliteal arteries. We have engaged a third-party clinical research organization (CRO) to conduct this study, in which up to 100 subjects are expected to be enrolled at up to 10 sites in Germany. To date, 11 subjects have been enrolled at four centers.

SALVAGE. A prospective, multicenter trial to evaluate the safety and performance of Spectranetics’ laser with adjunctive PTA and the Gore VIABAHN® covered stent for the treatment of superficial femoral artery in-stent restenosis, SALVAGE is a physician-sponsored IDE by the Vascular Interventional Advances (VIVA) physicians and is co-funded by W.L. Gore and Spectranetics. The study will evaluate the effectiveness of this combination therapy as a treatment for patients with chronic lower limb ischemia associated with femoro-popliteal nitinol in-stent restenosis. Up to 100 patients with in-stent restenosis of the SFA will be enrolled in SALVAGE at up to 15 sites in the U.S. and Europe, and we recently announced the enrollment of the first two patients in February 2008.
TAAMI. The ThromboAblation in Acute Myocardial Infarction, or TAAMI, study is a multicenter, prospectively randomized clinical trial to be conducted at 5 clinics in Poland. Up to 200 patients presenting with acute myocardial infarction (AMI), or heart attack, will be enrolled. The study objectives are: 1) to assess whether excimer laser coronary ablation (ELCA) before direct stenting results in improved reperfusion success in patients presenting with acute ST wave elevation myocardial infarction (STEMI) and angiographically evident thrombus, versus balloon angioplasty and stenting and (2) to validate an ELCA technique for the treatment of STEMI, at high-volume centers experienced in the treatment of acute myocardial infarction (AMI). The study will utilize an independent data safety monitoring board, and angiographic and electrocardiographic core laboratories. The follow-up period is 30 days for primary safety endpoint data and 180 days to collect secondary safety endpoint data.
Current Lead Management Clinical Trial
LEXICON. The Lead Extraction in Contemporary Settings, or LEXICON, trial is an observational, multi-center retrospective data collection study of consecutive laser lead extractions utilizing the CLeaRS SLS II system, evaluating factors affecting success and complications. The study is expected to include 14 centers in the U.S. and up to 2,000 data sets. As of February 29, 2008, there have been 239 data sets completed. The objectives of the study are to (1) gather retrospective data related to safety and effectiveness of the CLeaRs SLS II lead extraction system and (2) describe any relationships that exist between complications and the duration of the implant, the lead type, the lead position, the extraction device size and the age or gender of the patient.
Historical Clinical Trials
The CELLO trial is a pivotal IDE clinical trial for our TURBO-Booster catheter in the treatment of larger diameter arteries within the legs. We enrolled 65 patients in the trial at 17 sites in the United States and Europe. The trial included patients with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Three independent core labs analyzed the angiographic, intravascular ultrasound, and duplex ultrasound data from the trial. The primary endpoints of the trial were the achievement of a minimum 20% reduction in the percent diameter stenosis post-laser compared to pre-intervention and major adverse events. The reduction in percent diameter stenosis following the use of the TURBO-Booster was 35% and there were no major adverse events reported through 30 days following the procedure. As a result, the primary endpoints were met. Further, the durability of the procedure was demonstrated through freedom from re-intervention in 86% of the patients through six months following enrollment. Significant improvements in all clinical outcomes measured six months following the procedure were noted, including Rutherford category, ankle-brachial index and walking impairment. Based on a review of the data, in July 2007, we received clearance from the FDA to market our TURBO-Booster product for the treatment of arterial stenoses and occlusions in the leg. The TURBO-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The TURBO-Booster combined with TURBO elite laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal arteries. This approval represented a broader indication for use as compared to current labeling of the existing peripheral laser catheters.
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

FDA clearance for use of our CVX-300® laser for the treatment of CTOs in the leg that are not crossable with a guidewire was based on the LACI trial, which deals with multi-vessel PAD in patients presenting with CLI who are not eligible for bypass surgery. The LACI trial enrolled 145 patients at 15 domestic and several European sites. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization, and, as a result, at a higher risk for amputation. The primary endpoint was limb salvage for a six-month follow-up period. Data from the trial indicated a 93% success rate as compared with 87% in the historical control group of 789 patients treated with a variety of standard therapies, including bypass surgery. There were no statistical differences in serious adverse events between the LACI group and the historical control group. Although the clinical trial endpoints were achieved, the advisory panel to the FDA recommended non-approval in October 2003, citing concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment, since it was used adjunctively with balloons and stents. The FDA, which generally follows the advisory panel’s recommendation, issued a non-approval letter following the panel meeting. Based on input at the advisory panel meeting and subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed a 95% limb salvage rate among the surviving patients six months after the procedure. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial, but followed the LACI trial protocol. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. We received 510(k) clearance from the FDA on April 29, 2004.
The Peripheral Excimer Laser Angioplasty, or PELA, trial enrolled 250 patients in a randomized trial comparing excimer laser treatment followed with balloon angioplasty to balloon angioplasty alone. The trial was designed to test the safety and efficacy of treating total occlusions of at least 10 cm in length within the superficial femoral artery. The trial was designed to determine if the laser group was superior to the balloon only group. The clinical results showed equivalence in most study endpoints, including the primary endpoint, which was primary patency (the degree in which the artery is open) as measured by a less than 50% diameter stenosis (blockage) at one year by ultrasound with no reintervention; however, fewer stents were used in the laser arm of the trial. The largest catheters used in the trial were 2.5 mm in diameter as compared to artery sizes treated in excess of 6.0 mm in diameter. We believe that the low catheter diameter in relation to artery diameter adversely affected results. During 2007, we received 510(k) clearance for our 2.5 Turbo catheter and our TURBO-Booster catheter for the treatment of the large diameter superficial femoral artery.
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
Initial FDA approval for use of our excimer laser for coronary indications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty Study, which evaluated a registry of laser usage in blocked coronary arteries and served as the basis for the initial FDA approval for our technology in 1993. Of note, we achieved our goal of the registry in that there was no difference in success rate or complications for long lesions, total occlusions crossable with a guidewire, saphenous vein grafts and aorto-ostial lesions, suggesting that complex lesions could be safely and effectively treated with excimer laser coronary atherectomy.
Strategic Alliance
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
Excimer Laser-Assisted Non-occlusive Anastomosis, or ELANA, is the only known surgical technique that enables surgeons to create a bypass without occluding the recipient vessel, ensuring continued blood supply during an operation. To make the anastomosis, which is the connection for the bypass graft, a platinum implant is attached onto the outside wall of the recipient vessel. The end of the bypass graft is stitched to the wall of the recipient vessel, using the implant as a guide. A specialized laser catheter is inserted through the bypass graft to the wall of the recipient vessel. Laser ablation is used to create a hole in the artery wall and the laser catheter removes the disc, enabling blood flow to the recipient vessel. Revenue derived from the agreements was approximately $260,000 for the year ended December 31, 2007.

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
Sales Organization. At the beginning of 2008, we made a strategic decision to split our sales force into two separate groups, one focusing on vascular intervention, and the other focusing on lead management. This split was made on the belief that while the laser is common to both atherectomy and lead extraction, there are very different selling strategies and physician specialties for these applications. A discussion of each of our sales teams follows:
Vascular Invention Sales Team. At February 29, 2008, our vascular invention sales team was comprised of two divisional directors, 10 region sales managers and 63 territory sales managers. Region sales managers are responsible for the overall management of a region, including sales of lasers and disposable products. They are directly responsible for the performance of the sales representatives in their district. Territory sales managers’ primary function in addition to sales of lasers and disposable products is to assist in training our customers and establishing relationship with physicians for the purpose of expanding their use of our laser devices within the accounts in their territory. Our vascular intervention sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures which are done on a more regular basis and with a generally lower risk of complication and a wider range of treatment options, as compared with lead management.
Lead Management Sales Team. At February 29, 2008, our lead management sales team was comprised of one director, three regional managers, 15 business development managers and 12 clinical specialists. The regional managers have a similar role to their vascular invention counterparts. Business development managers establish relationships primarily with electrophysiologists as well as cardiac surgeons, and coordinate the support of the clinical specialists required for these time-consuming, complex procedures. Clinical specialists support the business development managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the catheter laboratory.
As of February 29, 2008 we had 106 field sales employees in our combined vascular intervention and lead management sales groups. The 106 field sales employees compares with 78 as of December 31, 2006. We believe the split of our sales organization into two separate groups will provide expanded and focused resources on both markets in which we participate: vascular intervention and lead management.
Master Summit Training Sessions. We seek to grow our revenue through increased sales of our higher margin disposable products to our existing installed base through training of additional physicians at our Master Summit training sessions. At these sessions, physicians observe live case demonstrations and educational presentations regarding the use of our excimer laser system. We believe that through hosting these sessions, we can accelerate physician training and enhance awareness of our products. During 2007, we held 14 Master Summits at which we trained a total of approximately 380 physicians.

As of February 29, 2008, our field team in the United States also included 23 service engineers who are responsible for installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis.
We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth, and we have increased our sales and marketing capabilities over the last few years through the addition of personnel to our sales organization. Since the use of excimer laser technology is highly specialized, our marketing product managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales teams and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We currently have seven marketing product managers, which include product managers and associate product managers who are responsible for global marketing activities for each of our target markets.
International Operations
We market and sell our products in Europe, the Middle East and Russia through Spectranetics International, B.V., a wholly-owned subsidiary, as well as through distributors.
During 2007, we primarily utilized distributors throughout Europe and the Middle East with the exception of France, Germany, The Netherlands and Belgium, where we utilize a direct sales force. In 2007, Spectranetics International, B.V. revenues totaled $7,705,000, or 9% of our revenue compared with $5,606,000, or 9% of our revenue in 2006. We received expanded reimbursement for our products in Germany and Belgium during 2007. On January 1, 2006, we commenced the marketing of our products directly to our German customers through our European sales and clinical organization, following the expiration of the agreement with our German distributor on December 31, 2005.
In addition to the operations of Spectranetics International, B.V., we conduct international business in Japan and other selected countries in the Pacific Rim through distributors. We market and sell our products in Canada through our U.S. direct sales organization. In 2007, revenue from these foreign operations totaled $1,515,000, or 2% of our revenue compared with $1,795,000 or 3% of our revenue in 2006. In conjunction with our Japanese Market Authorization Holder (MAH), DVx Inc., we have regulatory approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market our laser and various models of our coronary catheters in Japan. We have submitted an application for reimbursement approval for these products in Japan to the MHLW. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained. We are working with our current MAH to secure reimbursement approval in Japan, but we cannot assure you that our revenue in Japan will in fact increase if reimbursement approval is received. In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products. Foreign sales may be subject to certain risks, including export/import licenses, tariffs, foreign exchange rate fluctuations, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date.
Competition
The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our most direct competitors are manufacturers of atherectomy products that primarily use mechanical methods to remove arterial blockages in the peripheral and coronary. We also compete against manufacturers of products used in adjunctive or alternative therapies within the peripheral and coronary atherectomy markets, such as ballon angioplasty and stents (peripheral), bypass surgery (peripheral and coronary) and amputation (peripheral).
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
Manufacturers of atherectomy or thrombectomy devices include ev3 Inc., Boston Scientific Corporation, Possis Medical, Inc. and Straub Medical AG. A new competitor, Cardiovascular Systems, Inc., recently received FDA approval of its atherectomy product and the company has filed for an initial public offering of their securities. There are other potential competitors, such as Pathway Medical Technologies, Inc., that are currently seeking FDA clearance to market their mechanical atherectomy devices.
We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete in the United States with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed.
Manufacturing
We assemble and test substantially all of our product lines and have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the production process. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility and to scale manufacturing, should market demand increase.
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
During 2008, we plan on relocating our laser and catheter manufacturing operations to an expanded leased facility in north Colorado Springs, which includes approximately 17,000 sq. ft. of clean room manufacturing space. During 2007, we completed the move of our administrative support functions and began construction of the necessary leasehold improvements to support our manufacturing operations. The move of manufacturing operations is expected to commence in the second quarter of 2008 and be substantially complete by the end of 2008. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.

Patents and Proprietary Rights
We hold 39 issued U.S. patents and have rights to 18 additional U.S. patents under license agreements. We also hold five issued patents in each of France, Germany, Italy and Japan; four issued patents in the Netherlands; and one issued in each of Spain and the United Kingdom. Also, we hold 13 pending U.S. patent applications and seven pending foreign patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, the use of the laser and our catheters together, and specific design features of our catheters.
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
We are party to a patent license agreement dated February 28, 1997 with Medtronic, Inc. pursuant to which Medtronic has granted us a worldwide exclusive license to commercialize products using certain Medtronic patents and technology related to our SLS device. The license agreement expires on the date of expiration of the last licensed patent unless terminated earlier as a result of breach, insolvency, or our failure to perform for more than 180 days within any 12-month period due to force majeure. We pay Medtronic royalties as a specified percentage of net sales of products using the licensed Medtronic patents. For fiscal 2007, we incurred royalties of approximately $630,000 to Medtronic under this license agreement.
We are party to an amended vascular laser angioplasty catheter license agreement with SurModics pursuant to which SurModics has granted us a worldwide exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using their patents or a quarterly minimum royalty. The license agreement expires on the later of the date of expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the amount of royalties we pay SurModics is not greater than specified levels. For fiscal 2007, we incurred royalties of approximately $600,000 to SurModics under this license agreement.
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

Research and Development
From inception through 1988, our primary emphasis in research and development was on the CVX-300 laser unit. Since 1988, our research and development efforts have focused on refinement of the CVX-300 laser unit, as well as on development of disposable catheter devices to address a broad range of cardiovascular applications. In 2005, we created dedicated product development and technology teams within our research and development organization to more effectively focus our resources on development of additional disposable devices addressing new disease indications and development of new technology, including visualization and our next-generation laser platform, respectively
Our team of research scientists, engineers and technicians supported by third-party research and engineering organizations as needed, performs substantially all our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $9,139,000 in 2007, $8,052,000 in 2006 and $4,896,000 in 2005. We expect these costs to increase in 2008 as we advance clinical research focused on peripheral arterial disease, as well as increased product development activities, including technology enhancements to our laser system.
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
At present, we believe that many of our customers using our CVX-300 laser unit for laser atherectomy are obtaining reimbursement for hospital services under atherectomy billing and reimbursement codes. However, according to the recently revised National Correct Coding Initiative (NCCI) policy manual for Medicare services, physician and outpatient reimbursement to our customers for peripheral procedures utilizing multiple types of medical devices may be limited to the last device used. For example, if laser atherectomy is followed by balloon angioplasty, only the balloon angioplasty procedure would be reimbursed. Several physician specialties oppose the NCCI on the basis that the NCCI narrative conflicts with the instructions provided by Medicare carriers in the Medicare Claims Processing Manual and that the established coding conventions for perentaneous interventional services clearly support reporting multiple interventions. Although the NCCI narrative has not been mandated as policy, if it becomes a practice by our customers, our business may be adversely impacted.
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
To be commercially distributed in the United States, medical devices must receive either 510(k) clearance or pre-market approval (PMA) prior to marketing from the FDA pursuant to the FDCA. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a pre-market notification requesting permission for commercial distribution; this is known as 510(k) pre-market notification. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which the FDA has not yet called for submission of PMA applications are placed in Class III requiring PMA.
510(k) Clearance Pre-market Notification Pathway. To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976. The FDA’s 510(k) pre-market notification pathway usually takes from three to six months, but it can last longer.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) or PMA approval is obtained.
PMA Pathway. A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but may take longer.
A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with accepted Quality System requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which can take one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.
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
Clinical Trials. A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) pre-market notification. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.
All clinical studies of investigational devices must be conducted in compliance with FDA’s requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an IDE application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A non-significant risk device does not require FDA approval of an IDE. Both significant risk and non-significant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers where the device will be used.
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
Although the FDA Quality System requirements do not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that FDA may impose with respect to manufacturing.
Postmarket. After a device is placed on the market, numerous regulatory requirements apply. These include: FDA labeling regulations that prohibit manufacturers from promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA).
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
International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require a FDA Certificate to Foreign Government verifying that the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System violations exist.
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
Employees
As of December 31, 2007, we had 374 full time employees, including 28 in research and development and clinical and regulatory affairs; 144 in manufacturing and quality assurance; 148 in marketing, sales and field service; 34 in administration in the United States and 18 in marketing, sales and administration in Europe. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.
ITEM 1A. Risk Factors
Our ability to increase our revenue is largely dependent on our ability to successfully penetrate our target markets and develop new products for those markets.
Our ability to increase our revenue from current levels depends largely on our ability to increase sales (1) in the peripheral arterial disease, or PAD, market with our TURBO elite line of disposable catheters that was introduced in 2004, and (2) in the lead management market with our CLeaRS cardiac lead removal system. A substantial portion of our growth in 2007 and 2006 was derived from sales of these products and in order to increase future revenue, we must increase sales of these products to existing and new customers. Beyond TURBO elite and CLeaRS, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD and lead management markets, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.

Our future growth depends on physician adoption of our products, which requires physicians to change their screening, referral and treatment practices.
Although we believe there is a correlation between PAD and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be other physicians, including general practitioners and podiatrists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of our products in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for treatment with our laser system. In addition, in order to accelerate growth of our lead removal products, we must change the current standard of care for abandoned pacemaker and ICD leads, which is simply to cap the abandoned leads and leave them in the body. If we are not successful in educating physicians about screening for PAD or about risks related to infected, defective or abandoned pacemaker and ICD leads, our ability to increase our revenue may be impaired.
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
Although balloon angioplasty and stents are used extensively in the coronary vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary procedures. Almost all of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.
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

Manufacturers of atherectomy or thrombectomy devices include ev3 Inc., Boston Scientific Corporation, Possis Medical, Inc. and Straub Medical AG. A new competitor, Cardiovascular Systems, Inc., recently received FDA approval of its atherectomy product and the company has filed for an initial public offering of its securities. There are other potential competitors, such as Pathway Medical Technologies, Inc., that are currently seeking FDA clearance to market their mechanical atherectomy devices.
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
All of our potential products and improvements of our current products are subject to extensive regulation and will require approval or clearance from the FDA and other regulatory agencies prior to commercial sale and distribution. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In some cases, a 510(k) clearance must be supported by preclinical and clinical data. The PMA application process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Therefore, in order to obtain regulatory approvals or clearance, we typically must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of the FDA and such other authorities that our products satisfy the criteria for approval or clearance. Preclinical testing and clinical trials must comply with the regulations of the FDA and other government authorities in the United States and similar agencies in other countries.
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
Our sales and marketing team may be unable to compete with our larger competitors or to reach potential customers.
Although we are expanding our sales and marketing organizations, some of our competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our team in making sales. We are providing sales training, and as we add new field sales employees we will attempt to recruit candidates with more sales experience. However, we cannot assure you that our sales training and recruiting will improve productivity within our field sales organization. Further, we may experience higher turnover within our field sales organization than we have in the past because we are shifting our emphasis to sales personnel with sales experience rather than a clinical background.
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
We incurred losses from operations since our inception in September 1984 until the second quarter of 2001, and we incurred net losses in the first and second quarters of 2002 and throughout most of 2006. At December 31, 2007, we had accumulated $66.6 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future.
The amount of our net operating loss carryovers may be limited.
We have net operating loss carryovers, or NOLs, which may be used by us as an offset against taxable income, if any, for U.S. federal income tax purposes. In addition, we have foreign NOLs which may be used by us as an offset against taxable income in the Netherlands. However, the amount of NOLs that we may use in any year in the U.S. could be limited by Section 382 of the Internal Revenue Code of 1986, as amended, in addition to certain limitations we are currently subject to. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.
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
In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies, including TÜV, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, our business could be materially adversely affected.
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

Demand for our current or new products or new approved indications for our existing products may fluctuate over time if federal or state legislative or administrative policy changes affect coverage or reimbursement levels for our products or the services related to our products. In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system, some of which could significantly affect our business. For instance, on December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which, among other things, established a new prescription drug benefit and changed reimbursement methodologies for drugs and devices used in hospitals and in the home. Future legislative or policy initiatives directed at increasing the accessibility of healthcare and reducing costs could be introduced on either the federal or state level. In regards to foreign markets, for example, the reimbursement approval process in Japan is taking longer than anticipated due to the complexity of this process. Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business. For example, according to the recently revised National Correct Coding Initiative (NCCI) policy manual for Medicare services, physician and outpatient reimbursement to our customers for peripheral procedures utilizing multiple types of medical devices may be limited to the last device used. Under this interpretation, if laser atherectomy is followed by balloon angioplasty, only the balloon angioplasty procedure would be reimbursed. Several physician specialties oppose the NCCI on the basis that the NCCI narrative conflicts with the instructions provided by Medicare carriers in the Medicare Claims Processing Manual and that the established coding conventions for perentaneous interventional services clearly support reporting multiple interventions. Although the NCCI narrative has not been mandated as policy, if it becomes a practice by our customers, our business may be adversely impacted.
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
For the year ended December 31, 2007, our revenue from international operations represented 11% of consolidated revenue, of which 9% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
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
We plan to relocate our manufacturing operations to our expanded leased facility in northern Colorado Springs in 2008. If we fail to conduct the relocation in an efficient manner, our operation results may be adversely affected.
During 2008, we plan on relocating our laser and catheter manufacturing operations to our new leased facility in north Colorado Springs, which includes approximately 17,000 sq. ft. of ISO Class 8 clean room manufacturing space. The move of manufacturing operations is expected to commence during the second quarter of 2008 and be substantially complete by the end of 2008. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.
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
We have experienced increased unit volume demand and our ability to fulfill customer demand is becoming more difficult. To manage our growth, we must expand our facilities, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing and assembly process is complex, and we must scale this entire process to satisfy customer expectations and increased demand. In addition, in January 2007, we announced that we entered into a new lease in December 2006 for a 75,000 square foot building. We plan to consolidate all of our current U.S. operations into the new facility in two phases, which we expect to be completed by the end of 2008. There can be no assurance that this transition will occur smoothly or on the timetable that we have set. If we are unable to transition our manufacturing operations to our new facility as planned, we may experience delays or disruptions in our ability to manufacture and ship product as requested by our customers. We also expect to continue to expand the number of sales and marketing personnel as we expand our business. The number of our full-time employees increased from 311 as of December 31, 2006 to 374 as of December 31, 2007. We cannot be certain that our personnel, systems and procedures will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.
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
Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and sales and marketing personnel. We do not have employment agreements with any of our employees. Their employment with us is “at will,” and each employee can terminate his or her agreement with us at any time and choose to work for our competitors. As a condition of employment, our employees sign an agreement that precludes them, upon termination of their employment, from recruiting our employees to a competitor. We do not carry “key person” insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.
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
ITEM 1B. Unresolved Staff Comments
Not applicable
ITEM 2. Properties
All of our domestic operations are currently located in Colorado Springs, Colorado. In December, 2006 we entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at our option, during the first four years of the lease. We plan to consolidate all of our current U.S. operations into the facility in two phases. In the completed first phase, all research and development, clinical studies, regulatory marketing, sales support and administrative functions were moved to the new facility in the first half of 2007; in the second phase, all manufacturing and related support functions are expected to relocate in 2008. The expanded facility has approximately 17,000 square feet of ISO Class 8 clean room space which will contain the substantial portion of our manufacturing operations.

In addition to the newly-leased facility described above, we continue to occupy three buildings in central Colorado Springs. These facilities contain approximately 65,000 square feet of usable space, of which approximately half is currently devoted to manufacturing. The smallest of these facilities is leased and has an expiration date of May 31, 2008 and will not be renewed. A second building, with 22,000 sq. ft, has an expiration date of December 31, 2010. We purchased for cash consideration the third facility, which was previously under lease, on March 29, 2005 for $1,350,000.
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
ITEM 3. Legal Proceedings
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options. However, in light of the jury verdict, we have accrued $1,025,000 in expenses related to the verdict (the $650,000 awarded, and an additional $375,000 for royalties subsequent to the effective date of the jury award and through December 31, 2007), which are included in accrued liabilities on our consolidated balance sheet at December 31, 2007. Of this amount, $690,000 had been previously accrued in the year ended December 31, 2006.
Cardiomedica
We have been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and us. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In September 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the range of possible loss in this case to be between approximately $350,000 and $610,000. The $350,000 amount is based on Spectranetics BV’s calculation of the lost profits of Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs., The $610,000 amount is the preliminary estimate of a Court-appointed expert. The expert’s report has not yet been presented to the Court, pending our review and comment, and we will also have the right to appeal the report once presented. We have accrued the $350,000 estimate and such amount is included in accrued liabilities at December 31, 2007. We intend to vigorously defend our calculation of lost profits.
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

PART II
ITEM 5. Market for the Registrant’s Common Stock and Related Shareholder Matters
Our Common Stock is traded on the NASDAQ National Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for the Company’s Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2007 and 2006. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low
Year Ended December 31, 2007
1st Quarter	$11.80	$9.50
2nd Quarter	11.67	9.14
3rd Quarter	15.25	11.59
4th Quarter	16.59	12.79
Year Ended December 31, 2006
1st Quarter	$11.90	$9.95
2nd Quarter	14.40	10.43
3rd Quarter	13.49	9.56
4th Quarter	13.56	10.42
We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.
The closing sales price of our Common Stock on March 14, 2008, was $7.98. On March 14, 2008, we had 561 shareholders of record.
The following table provides information as of December 31, 2007 about equity awards under the Company’s equity compensation plans:

Number of Securities
Remaining Available for
	Number of Securities		Weighted-Average		Future Issuance Under
	to Be Issued Upon		Exercise Price of		Equity Compensation Plans
	Exercise of Outstanding		Outstanding Options,		(Excluding Securities
	Options, Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,683,855	(2)	$5.64	(2)	569,519	(3)

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

(3)
Of these shares of Common Stock, 438,351 remain available for issuance under the 2006 plan, and 131,168 remain available for issuance under the ESPP Plan. No shares of Common Stock are available for future issuance under the 1997 Plan.

ITEM 6. Selected Consolidated Financial Data
The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2007, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected balance sheet data as of December 31, 2007 and 2006, and statement of operations data for each year in the three-year period ended December 31, 2007, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2005, 2004 and 2003, and statement of operations data for the years ended December 31, 2004 and 2003, are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA(1):
Revenue	$82,874	$63,490	$43,212	$34,708	$27,869
Cost of revenue	21,956	16,955	10,523	8,801	7,900
Selling, general and administrative	50,048	39,824	24,149	19,347	15,261
Research, development and other technology	10,814	9,910	6,661	5,355	3,812
Reorganization costs and litigation reserves reversal	—	—	—	—	(32)

Operating income (loss)	56	(3,199)	1,879	1,205	928
Interest income	2,633	1,954	432	238	104
Interest expense related to litigation settlement	—	—	(387)	—	—
Other (expense) income, net	(35)	(37)	(8)	(9)	2

Income (loss) before income taxes	2,654	(1,282)	1,916	1,434	1,034
Income tax benefit (expense)	4,575	(165)	(878)	1,518	(105)

Net income (loss)(2)	$7,229	$(1,447)	$1,038	$2,952	$929

Income (loss) from continuing operations per share:
Basic	$0.23	$(0.05)	$0.04	$0.12	$0.04
Diluted	$0.21	$(0.05)	$0.04	$0.11	$0.04
Weighted average common shares outstanding:
Basic	31,225	29,130	25,940	25,080	24,254
Diluted	33,783	29,130	28,568	27,060	25,443

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
BALANCE SHEET DATA:
Working capital	$58,387	$52,552	$15,213	$13,662	$11,966
Cash, cash equivalents, and investment securities	53,037	56,467	16,913	17,410	13,281
Restricted cash	1,350	—	—	—	1,133
Property & equipment, net	25,412	16,176	8,801	4,362	3,633
Total assets	108,046	91,494	38,775	33,038	26,082
Long-term liabilities	251	3	31	83	173
Shareholders’ equity	91,805	78,288	27,184	23,489	18,212

(1)
As of January 1, 2006, we adopted Statement 123R, which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their consolidated financial statements. We have adopted Statement 123R on a modified prospective basis as defined in the statement and, under this adoption method, recorded expense relating to employee stock- based compensation awards in the periods subsequent to December 31, 2005. Accordingly, our statement of operations data for the three years ended December 31, 2005 does not reflect the effect of Statement 123R, whereas our statement of operations for subsequent periods reflect the impact of Statement 123R.

(2)
Net income for the year ended December 31, 2007 included an adjustment of $6,600,000 which represented the release of a valuation allowance that we determined was no longer required on specific deferred taxes. Net income for the year ended December 31, 2004 included a deferred tax asset valuation allowance adjustment of $1,615,000 for similar reasons. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Corporate Overview
We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages including plaque, calcium and thrombus. Our laser system includes the CVX-300 laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers or ICDs, which are electronic devices that regulate the heartbeat. As of December 31, 2007, our worldwide installed base of laser systems was 743, of which 587 were in the United States. We are focused on increasing recurring revenue, which includes disposable catheter sales, service and laser rental, which in the aggregate represented 96% of our revenue for 2007. Disposable catheter sales represented 83% of our revenue for 2007.
Income before income taxes was $2,654,000 for the year ended December 31, 2007, compared with a loss before income taxes of ($1,282,000) for the year ended December 31, 2006. An increase in revenue due to increased sales of both our vascular intervention products (which include our laser-based atherectomy products and our support catheters that are not laser-based products) as well as our lead management products was partially offset by increased operating expenses related to the overall growth of our business.
Revenue by Product Line

	2007	2006	2005
	(In thousands)
Disposable products	$68,634	$50,643	$33,045
Service and other revenue*	7,949	6,971	5,472
Laser equipment	6,291	5,876	4,695

Total revenue	$82,874	$63,490	$43,212

*	Other revenue consists primarily of sales to ELANA BV (see “Strategic Alliances”), offset by a provision for sales returns.

Financial Results by Geographical Segment

	2007	2006	2005
	(In thousands)
Revenue
United States	$75,169	$57,884	$38,804
Europe	7,705	5,606	4,408

Total revenue	$82,874	$63,490	$43,212

	2007	2006	2005
	(In thousands)
Net income (loss)
United States	$6,406	$(2,037)	$794
Europe	823	590	244

Total net income (loss)	$7,229	$(1,447)	$1,038

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006
Revenue during the year ended December 31, 2007 was $82,874,000, an increase of 31% compared with $63,490,000 during the year ended December 31, 2006, as a result of increased revenue in all revenue categories, but driven primarily by growth in disposable products revenue.
Disposable products revenue was $68,634,000 for the year ended December 31, 2007, which was 36% higher than disposable products revenue of $50,643,000 during the same period in 2006. We separate our disposable products revenue into two separate categories — vascular intervention (which includes our atherectomy and support catheter products) and lead removal. For the year ended December 31, 2007, our vascular intervention revenue totaled $47,461,000 (69% of disposable products revenue) and our lead removal revenue totaled $21,173,000 (31% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the coronary and peripheral vascular system, grew 42% and was the main driver of disposable product revenue growth in 2007 compared with 2006. Vascular intervention revenue growth was primarily due to unit volume increases from the continued penetration of our TURBO elite product line, and, to a lesser extent to unit volume increases in our Quick-Cross support catheter. Approximately 10% of the vascular intervention revenue growth compared with the prior year was due to unit price increases related to our TURBO elite product line, the launch of which was completed in the second quarter of 2007. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of the TURBO elite product line and our ability to continue to increase the worldwide installed base of lasers, as well as the future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
Lead removal revenue grew 23% during 2007 compared with 2006. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. Recent clinical studies (Multicenter Automatic Defibrillator Implantation Trial II, or MADIT II, the Sudden Cardiac Death in Heart Failure Trial, or ScDHeft, and the Cardiac-Resynchronization Therapy with and without Implantable Defibrillator in Advanced Chronic Heart Failure trial, or COMPANION) have shown positive results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2002, the SCD-Heft clinical trial results were made public in March 2004, and the COMPANION results were published in May 2004. Growth in the ICD (including cardiac resynchronization defiibrillators or CRT-Ds) market continue to be fueled by these and other trials, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and maintenance of appropriate reimbursement, although there can be no assurance that this will occur. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. While removal of infected pacing and defibrillation leads is widely accepted, the predominant practice in this market is to cap non-functional leads and leave them in the body rather than to remove them. When an ICD or CRT-D device is implanted, it often replaces a pacemaker. In these cases, the old ventricular pacing lead may be removed to minimize the potential for venous obstruction when the new ICD leads and any additional pacing leads are implanted. We believe along with many top physicians that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Additionally, a large manufacturer of pacemakers and defibrillators and the related leads announced a recall of 235,000 leads in the United States marketed under the Fidelis brand, due to a failure rate of these leads that was higher than that of other similar leads. Although physicians are not recommending the removal of all these Fidelis leads, we expect a portion of these leads to be removed. We have initiated programs to educate clinicians on the management of lead complications, but there are no assurances that these programs will be successful or will change the current standard of care.

Laser equipment revenue in 2007 was $6,291,000 compared with $5,876,000 in 2006, which represents an increase of 7%. As of December 31, 2007 our worldwide installed base of laser systems was 743 (587 in the United States) compared with 623 (488 in the United States) as of December 31, 2006. This represents new laser placements in 2007 of 120 laser systems (net of returns) compared to 129 new laser systems placed during 2006. Data as to our installed base of laser systems and new laser placements includes outright sales, rentals and lasers being evaluated during a trial period by potential purchasers.
Laser sales revenue, which is included in laser equipment revenue, decreased 7% to $3,264,000 for 2007 as compared to $3,519,000 for 2006. The decrease was due to the sale of five fewer units (22 in 2007 compared to 27 in 2006), partially offset by an increase in average sale prices (from $128,000 in 2006 to $148,000 in 2007) for the units sold (due to a higher mix of sales from inventory as compared to rental/evaluation conversions.) Rental revenue increased from $2,357,000 in 2006 to $3,027,000 in 2007, due mainly to an increase in systems placed with customers under our various rental programs, particularly our “Cap-Free” program, which was introduced in the second quarter of 2005. Most of our laser system placements during 2006 and 2007 related to systems placed under our Cap-Free and Evergreen rental program, as opposed to outright sales, and we expect in 2008 that most of our new laser placements will continue to be under our Cap-Free and other rental programs. We believe that laser system placements is a more relevant metric for measuring our progress within the equipment business, as it represents new customers that have elected to acquire a laser system, whether it be from an outright sale from inventory, or a rental program. A laser system placement represents an opportunity to sell our higher-margin disposable products.
Service and other revenue of $7,949,000 during 2007 increased 14% from $6,971,000 for 2006. Service and other revenue is generated through the repair and maintenance services offered to our customers and is associated exclusively with our laser systems. The growth in service and other revenue is a result of an increase in our installed base.
Gross margin increased to 74% as a percentage of revenue during the year ended December 31, 2007 as compared with 73% during the year ended December 31, 2006. This increase was mainly due to (1) an increase in unit prices related to our TURBO elite product line due to the full-year effect of a price increase instituted in 2006 and (2) an improvement in the mix of our revenue, with a higher percentage increase in higher-margin disposable products than the percentage increase in lower-margin laser equipment revenue.
Selling, general and administrative expenses increased 26% to $50,048,000 for the year ended December 31, 2007 as compared with $39,824,000 in 2006. The increase is primarily due to the following:
•	Selling expenses increased approximately $9,400,000 due to the following factors:
•
Approximately $3,600,000 relates to personnel-related expenses associated with the hiring of 28 additional employees in 2007 within our sales and marketing organizations. These increased costs include salaries and benefits, recruiting and travel costs. An additional $3,100,000 of the increase relates to higher commissions expense as a result of our increased revenue compared with the prior year.

•
Increased expenses associated with the operations of Spectranetics International, B.V., our wholly-owned subsidiary in the Netherlands that serves the European market, represented approximately $1,100,000 of the increase. The majority of this increase relates to the payment of additional commissions on increased sales in Europe for 2007 as compared to 2006 as well as costs associated with the hiring of two additional employees for the European sales organization, including a Managing Director.

•
Additional convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions, accounted for approximately $900,000 of the increase.

•	The remainder of the increase relates to increased materials and supplies costs consumed by our various sales and marketing departments as well as increased allocation of facilities-related costs.

•	General and administrative expenses increased approximately $500,000 as a result of:
•	Increased personnel-related costs of approximately $1,000,000 associated with increased staffing.

•	Increased facilities-related and depreciation costs of $600,000 due to the relocation of our G&A departments to a leased facility in north Colorado Springs.

•	Increased bad debts expense of $120,000, which is consistent with the increase in total accounts receivable.
The above increases were partially offset by the following decreases in G&A expense compared to the prior year:
•	Decreased costs of approximately $600,000 as compared with 2006 related to accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•
Decreased legal fees of approximately $400,000, primarily due to a reduction in the amount of legal expense associated with the Rentrop lawsuit. Legal matters are discussed within Part I, Item 3 — Legal Proceedings within this report. Additionally, other outside consulting fees decreased by approximately $260,000.

Research, development and other technology expenses include royalty expenses, research and development expenses, and clinical study expenses. Research, development and other technology expenses of $10,814,000 for the year ended December 31, 2007 increased 9% from $9,910,000 for the year ended December 31, 2006. The following items contributed to increases in research, development and other technology expenses for 2007 as compared to 2006:
•	Increased personnel-related costs of approximately $400,000 due to the hiring of additional engineering staff for the development of new products for our technology.

•	Increased facilities-related costs of $400,000 due to the relocation of our R&D departments to a leased facility in north Colorado Springs.

•	Increased outside services expense of approximately $275,000 which primarily includes increased fees paid to outside vendors assisting us with technology enhancements to our laser system.

•	Increased amortization expense of approximately $130,000 related primarily to the purchase of an electronic document control program and two new patents.
The above increases were partially offset by the following decreases in R&D expense compared to the prior year:
•
Decreased royalties expense of approximately $180,000. In the fourth quarter of 2006, we recorded a $690,000 charge related to the tentative verdict in the Rentrop case as royalty expense. We have made additional royalty accruals in 2007 related to the Rentrop matter on subsequent sales, but the total expense recorded in 2007 is less than what was recorded in 2006. This was partially offset by increased royalties related to certain licensed technology as a result of our higher sales.

•	Decreased materials and other supplies costs of approximately $150,000 due to reduced prototype materials expense in 2007.
Interest income for 2007 was $2,633,000, compared with $1,954,000 for 2006. The increase in interest income in 2007 is mainly due to the full-year effect of the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.

For the year ended December 31, 2007, we recorded a net income tax benefit of $4,575,000, compared to income tax expense of $165,000 for the prior year. Included in the net tax benefit for 2007 is a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made in the second quarter of 2007 as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 12, “Income Taxes,” to our accompanying consolidated financial statements. In addition to the valuation allowance adjustment, for the year ended December 31, 2007, we recorded an income tax provision of $2,025,000 against out pretax income for the year. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.
Net income for the year ended December 31, 2007 was $7,229,000, or $0.21 per diluted share, compared with a net loss of ($1,447,000) or ($0.05) per diluted share during the year ended December 31, 2006. Net income for 2007 includes the $6,600,000 deferred tax asset valuation allowance adjustment noted above.
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
Revenue during the year ended December 31, 2006 was $63,490,000, an increase of 47% compared with $43,212,000 during the year ended December 31, 2005, as a result of increased revenue in all revenue categories, but driven primarily by growth in disposable products revenue.
Disposable products revenue was $50,643,000 for the year ended December 31, 2006, which was 53% higher than disposable products revenue of $33,045,000 during the same period in 2005. We separate our disposable products revenue into two separate categories — atherectomy (now referred to as vascular interventions) and lead removal (now referred to as lead management). For the year ended December 31, 2006, our atherectomy revenue totaled $33,408,000 (66% of disposable products revenue) and our lead removal revenue totaled $17,235,000 (34% of our disposable products revenue). Atherectomy revenue, which includes products used in both the coronary and peripheral vascular system, grew 75% and was the main driver of disposable product revenue growth in 2006 compared with 2005. Atherectomy revenue growth was primarily due to unit volume increases from the continued penetration of our CliRpath product line since its launch in May 2004, following the April 2004 FDA clearance to market these products to treat total occlusions in the legs that are not crossable with a guidewire. Approximately 20% of the atherectomy revenue growth compared with the prior year was due to unit price increases related to our CliRpath Turbo product line, the launch of which was completed in the second quarter of 2006. Additionally, our Quick-Cross support catheters contributed to the atherectomy revenue growth, accounting for 32% of the growth. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of the CliRpath product line and our ability to continue to increase the worldwide installed base of lasers, as well as the future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.
Lead removal revenue grew 24% during 2006 compared with 2005. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. Recent clinical studies (Multicenter Automatic Defibrillator Implantation Trial II, or MADIT II, the Sudden Cardiac Death in Heart Failure Trial, or ScDHeft, and the Cardiac-Resynchronization Therapy with and without Implantable Defibrillator in Advanced Chronic Heart Failure trial, or COMPANION) have shown positive results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2002, the SCD-Heft clinical trial results were made public in March 2004, and the COMPANION results were published in May 2004. Growth in the ICD (including cardiac resynchronization defiibrillators or CRT-Ds) market continue to be fueled by these and other trials, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and maintenance of appropriate reimbursement, although there can be no assurance that this will occur. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. While removal of infected pacing and defibrillation leads is widely accepted, the predominant practice in this market is to cap non-functional leads and leave them in the body rather than to remove them. When an ICD or CRT-D device is implanted, it often replaces a pacemaker. In these cases, the old ventricular pacing lead may be removed to minimize the potential for venous obstruction when the new ICD leads and any additional pacing leads are implanted. We believe along with many top physicians that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. We have initiated programs to educate clinicians on the management of lead complications, but there are no assurances that these programs will be successful or will change the current standard of care.
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
Gross profit decreased to 73% as a percentage of revenue during the year ended December 31, 2006 as compared with 76% during the year ended December 31, 2005. This decrease was mainly due to an increase in manufacturing personnel, equipment and related costs targeted at raising production capacity. Additionally, an increase in lower-margin Cap-Free program revenue also had a negative effect on overall gross margins. This was partially offset by an increase in unit prices related to our CliRpath Turbo product line.
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

•
Increased expenses associated with the operations of Spectranetics International, B.V., our wholly-owned subsidiary in the Netherlands that serves the European market represented approximately $550,000 of the increase. The majority of this increase relates to costs associated with the hiring of five additional employees for the European sales organization and for the payment of additional commissions on increased sales in Europe for 2006 as compared to 2005. Approximately $220,000 of the increase relates to an additional reserve recorded by the Company related to the settlement of a dispute with our former distributor in Germany.

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
Interest expense of $387,000 for the year ended December 31, 2005 was entirely related to interest which was awarded to Edwards LifeSciences by an arbitrator’s decision in a royalty dispute case.
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
Net loss for the year ended December 31, 2006 was $(1,447,000), or $(0.05) per diluted share, compared with net income of $1,038,000 or $0.04 per diluted share during the year ended December 31, 2005. The net loss for 2006 includes $2,663,000 in stock compensation expense recorded for the first time in 2006. No stock compensation expense was recorded in 2005 prior to the adoption of FAS 123(R), which was effective January 1, 2006.

Income Taxes
At December 31, 2007, we had net operating loss carryforwards for United States federal income tax purposes of approximately $18.8 million. This amount does not include approximately $3.5 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986 in addition to certain limitations to which we are currently subject. No deferred tax asset has been provided for the $3.5 million of net operating losses as we have determined that we will not receive any future tax benefit from this $3.5 million before their expiration in 2008. Our ability to use these NOLs in the future may be limited. See “Risk Factors — The amount of our net operating loss carryovers may be limited.”
We also have tax loss carryforwards in The Netherlands, which currently expire in 2012, of approximately 13 million Euros (U.S. $19 million) available to offset future taxable income, if any, in the Netherlands. The amount of tax loss carryforwards has been reduced from amounts previously recorded after an audit by, and negotiations with, the Netherlands taxing authority. These foreign loss carryforwards had been fully reserved with a valuation allowance, so the reduction adjustment had no impact on our income tax provision for 2007.
An alternative minimum tax credit carryforward of approximately $420,000 is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, we have net operating loss carryforwards for United States federal income tax purposes of approximately $18.4 million. This amount does not include approximately $3.4 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $3.4 million of net operating losses as we have determined that we will not receive any future tax benefit from this $3.4 million before their expiration.
We also have research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2007 of approximately $900,000, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2026. This amount does not include approximately $0.7 million of research and experimentation tax credit carryforwards which are limited under Section 383 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $0.7 million of research and experimentation tax credits as we have determined that we will not receive any future tax benefit from this $0.7 million before their expiration.

At December 31, 2007, based upon the level of historical income and projections for future income, we have recorded a net deferred tax asset of $5,451,000, as we have determined it is more likely than not that we will recover this amount in future periods.
Liquidity and Capital Resources
As of December 31, 2007, we had cash, cash equivalents, restricted cash and current and long-term investment securities of $54,387,000, a decrease of $2,260,000 from $56,647,000 at December 31, 2006. The decrease was primarily due to capital expenditures made in support of increased manufacturing capacity, including related facilities costs. We consider the total of cash, cash equivalents and investment securities to be available for operating activities since the cash equivalents and investment securities can be readily converted to cash.
Cash and cash equivalents were $36,657,000 at December 31, 2007 compared with $9,999,000 at December 31, 2006, an increase of $27,658,000. The increase was due to a decision to keep a larger portion of our investment portfolio in cash equivalent money market accounts. Our current and long-term investment securities portfolio, including restricted cash, totaled $17,730,000 at December 31, 2007 compared with $46,468,000 at December 31, 2006. Long-term investment securities have a maturity of more than one year but not more than two years.
For the year ended December 31, 2007, cash used in operating activities totaled $251,000. The sources of cash consisted primarily of the following:
•
Net income of $7,229,000, plus non-cash expenses of $3,265,000, which consisted of depreciation and amortization of $4,778,000 and stock compensation expense of $3,180,000, less the non-cash deferred income tax benefit of $4,693,000

•	Increases in deferred revenue of $658,000 and in accounts payable and other accrued liabilities of $205,000
The above sources of cash from operating activities were partially offset by the following uses for the year ended December 31, 2007:
•	An increase in equipment held for rental or loan of $7,314,000 as a result of expanding placement activity of our laser systems through “Cap-Free”, rental, or evaluation programs

•	An increase in trade accounts receivable of $3,090,000 due to increased sales

•	Increased inventories of $1,008,000, primarily the result of higher stocking levels to meet the increase in laser and catheter demand.

•	A $395,000 increase in prepaid expenses
We continue to stay focused on the management of accounts receivable as measured by days’ sales outstanding and will continue this focus in 2008 with the goal of maintaining the current level of days’ sales outstanding, although there can be no assurances this goal will be achieved. For the equipment held for rental or loan account, any increases will be based on the level of evaluation or rental (including Cap-Free) laser placements offset by sales of laser systems previously placed under evaluation or rental programs. We continue to expect most of our laser placement activity in 2008 to be in in the form of various rental programs we offer.
For the year ended December 31, 2007, cash provided by investing activities was $24,115,000. Most of this amount represented sales of investment securities of $44,366,000, net of purchases of investment securities of $14,177,000. The remainder of cash used in investing activities was primarily for capital expenditures during 2007 which totaled $4,449,000. These expenditures included manufacturing capacity expansion projects, including leasehold improvements made to our new facility in north Colorado Springs, as well as additional capital items for research and development projects and additional computer equipment and software purchases. Capital expenditures are expected to increase further in 2008 due to additional capital items related to the move of our manufacturing operations to our new facility, as well as for research and development projects,.
Net cash provided by financing activities was $2,660,000 during the year ended December 31, 2007, consisting of proceeds from the sale of common stock to employees and directors, primarily through the exercise of stock options but also as a result of stock purchases through the employee stock purchase plan.
At December 31, 2007 and 2006, we had placed a number of systems on “Cap-Free”, rental, and evaluation programs. A total of $23,420,000 and $16,319,000 was recorded as equipment held for rental or loan at December 31, 2007 and 2006, respectively, and is being depreciated over three to five years, depending on whether the laser system is remanufactured or new.
We believe our cash and cash equivalents will be sufficient to meet our currently planned operating needs for at least the coming twelve months.

Contractual Obligations
The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under a license agreement. The future minimum payments under noncancelable operating leases and purchase obligations as of December 31, 2007 are as follows (in thousands):

		One Year	2-3	4-5	More Than
	Total	or Less	Years	Years	5 Years
Operating Leases	$11,387	$1,454	$2,824	$2,179	$4,930
Purchase Obligations	9,385	9,385	—	—	—
Royalty Obligations	300	200	100	—	—

Total	$21,072	$11,039	$2,924	$2,179	$4,930

Critical Accounting Policies
Our consolidated financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation.
Below is a discussion of our critical accounting policies and their impact on the preparation of our consolidated financial statements.
Use of Estimates. On an ongoing basis, management evaluates its estimates and judgments, including those relating to product returns, bad debts, inventories, income taxes, royalty obligations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Carrying values of these assets and liabilities may differ under different assumptions or conditions.
Revenue Recognition. Revenue from the sale of our disposable products is recognized when products are shipped and title transfers to the customer. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the system. Our team of field service engineers are responsible for installation of each laser and, in some cases, participation in the training program at each site. We generally provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer similar service to our customers under service contracts or on a fee-for-service basis. Revenue from warranty service and service contracts is initially recorded as deferred revenue and recognized over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.
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
2. Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three-to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $2,500 to $5,000 per month under this program.

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
We adopted Emerging Issues Task Force Bulletin (EITF) 00-21, Revenue Arrangements with Multiple Deliverables, on July 1, 2003. The primary impact of the adoption of EITF 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period. Revenue allocated to the laser element is recognized upon completion of contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Prior to July 1, 2003, revenue for the sale of laser equipment and the one-year warranty was recognized upon shipment of the laser. Deferred revenue associated with service to be performed during the warranty period totaled $513,000 and $570,000 as of December 31, 2007 and 2006, respectively.
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
Royalty liability. We license certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements and is included in research, development and other technology in the accompanying financial statements. We have established liabilities for royalty payment obligations based on these calculations, which involve management estimates that require judgment. Although we believe the estimates to be reasonable based on facts in existence at the time of estimation, the estimates are subject to change based on changes in the underlying facts and assumptions used to develop these estimates. We have recorded a loss contingency within our accrued royalty liability of approximately $1,025,000 related primarily to patent litigation with Dr. Peter Rentrop (which is discussed in further detail in Note 16, “Commitments and Contingencies”, to our consolidated financial statements) based on amounts awarded to Dr. Rentrop by a jury in a trial concluded in December 2006. We have commenced proceedings to appeal this jury verdict.
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
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for year ended December 31, 2007 was $3,180,000, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
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

Income Taxes. We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2007, we have a net deferred tax asset of $5,451,000.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007 as required, and its adoption did not have a material effect on our financial position or operating results.
In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities.” This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The adoption of this consensus is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The other provisions of this standard are effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for us beginning with fiscal year 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.
In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB5 1. SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interest, with any losses attributable to the noncontrolling interest in excess of the noncontrolling interest equity to be allocated to the noncontrolling interest. Calculation of earning per share amounts in the consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS 160 is effective with the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact on its financial statements of adopting SFAS 160.
ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of December 31, 2007, the unrealized gain on our investment securities was $44,000.
As of December 31, 2007, we had cash and cash equivalents of $36.7 million, and current and long-term investment securities, including restricted cash, of $17.7 million. Overall average duration to maturity for all cash and marketable securities is less than one year with 92% of the portfolio under one year and the remaining 8% between one and two years. The weighted average interest rate earned on the portfolio is 5.0%. At December 31, 2007, the marketable securities consisted of government or government agency securities and certificates of deposit.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our operating results. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended December 31, 2007, approximately $576,000 of increased revenue and $331,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the year ended December 31, 2007 was an increase in net income of $245,000.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited the Company’s accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K.

/s/ John G. Schulte
JOHN G. SCHULTE
President and Chief Executive Officer

/s/ Guy A. Childs
GUY A. CHILDS
Vice President, Chief Financial Officer

ITEM 9B. Other Information
None
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
Audit Committee Financial Expert. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
Identification of the Audit Committee. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
Section 16(a) Beneficial Ownership. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
Code of Ethics. This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
ITEM 11. Executive Compensation
The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2008 Annual Meeting of Shareholders.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as a Part of The Report
(1) Consolidated Financial Statements
See Index to Consolidated Financial Statements at page F-1 of this Form 10-K.
(2) Financial Statement Schedules
Not applicable.
(3) Exhibits
See Exhibit Index on page F-25

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 17th day of March, 2008.

THE SPECTRANETICS CORPORATION
By:	/s/ John G. Schulte
John G. Schulte
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date
/s/ John G. Schulte John G. Schulte	President and Chief Executive Officer, Director (Principal Executive Officer)	March 17, 2008
/s/ Guy A. Childs Guy A. Childs	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ Emile J. Geisenheimer Emile J. Geisenheimer	Director and Chairman of the Board of Directors	March 17, 2008
/s/ David G. Blackburn David G. Blackburn	Director	March 17, 2008
/s/ R. John Fletcher R. John Fletcher	Director	March 17, 2008
/s/ Martin T. Hart Martin T. Hart	Director	March 17, 2008
/s/ Joseph M. Ruggio, M.D. Joseph M. Ruggio, M.D.	Director	March 17, 2008
/s/ Craig M. Walker, M.D. Craig M. Walker, M.D.	Director	March 17, 2008

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
The Spectranetics Corporation:
We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiary at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Spectranetics Corporation and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
Denver, Colorado
March 17, 2008

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,657	$9,999
Investment securities available for sale	13,343	38,015
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $601 and $327, respectively	14,437	11,185
Inventories, net	5,892	5,067
Deferred income taxes, net	2,213	49
Prepaid expenses and other current assets	1,835	1,440

Total current assets	74,377	65,755

Property and equipment, net	25,412	16,176
Goodwill, net	308	308
Other intangible assets, net	288	50
Long-term deferred income taxes, net	3,238	709
Other assets	36	43
Long-term investment securities available for sale	3,037	8,453
Restricted cash	1,350	—

Total assets	$108,046	$91,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,857	$1,623
Accrued liabilities	11,449	9,596
Deferred revenue	2,684	1,984

Total current liabilities	15,990	13,203
Accrued liabilities, net of current portion	251	3

Total liabilities	16,241	13,206

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 31,416,877 shares in 2007 and 30,853,948 shares in 2006	31	31
Additional paid-in capital	157,851	152,011
Accumulated other comprehensive income	512	64
Accumulated deficit	(66,589)	(73,818)

Total shareholders’ equity	91,805	78,288

Total liabilities and shareholders’ equity	$108,046	$91,494

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except share and per share amounts)
Revenue	$82,874	$63,490	$43,212
Cost of revenue	21,956	16,955	10,523

Gross profit	60,918	46,535	32,689
Operating expenses:
Selling, general, and administrative	50,048	39,824	24,149
Research, development, and other technology	10,814	9,910	6,661

Total operating expenses	60,862	49,734	30,810

Operating income (loss)	56	(3,199)	1,879

Other income (expense):
Interest income	2,633	1,954	432
Interest expense related to litigation settlement	—	—	(387)
Other, net	(35)	(37)	(8)

	2,598	1,917	37

Income (loss) before income taxes	2,654	(1,282)	1,916
Income tax benefit (expense)	4,575	(165)	(878)

Net income (loss)	7,229	(1,447)	1,038
Other comprehensive income (loss)	448	209	(195)

Comprehensive income (loss), net of tax	$7,677	$(1,238)	$843

Earnings (loss) per share:
Net income (loss) per share, basic	$0.23	$(0.05)	$0.04

Net income (loss) per share, diluted	$0.21	$(0.05)	$0.04

Weighted average shares outstanding:
Basic	31,224,598	29,130,172	25,940,200
Diluted	33,782,951	29,130,172	28,568,033
See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2007, 2006 and 2005

				Accumulated
				Other
			Additional	Comprehensive		Total
	Common Stock		Paid-In	Income	Accumulated	Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	Equity
	(In thousands, except share amounts)
Balances at January 1, 2005	25,377,939	$25	$96,823	$50	$(73,409)	$23,489
Exercise of stock options	796,958	1	2,484	—	—	2,485
Shares purchased under employee stock purchase plan	76,027	—	354	—	—	354
Options granted for consulting services	—	—	13	—	—	13
Unrealized loss on investment securities	—	—	—	(17)	—	(17)
Foreign currency translation adjustment	—	—	—	(178)	—	(178)
Net income	—	—	—	—	1,038	1,038

Balances at December 31, 2005	26,250,924	26	99,674	(145)	(72,371)	27,184
Exercise of stock options	428,834	1	1,753	—	—	1,754
Shares purchased under employee stock purchase plan	78,108	—	554	—	—	554
Shares redeemed/retired	(43,918)	—	(471)	—	—	(471)
Shares issued in secondary public offering	4,140,000	4	51,746	—	—	51,750
Stock issuance costs	—	—	(3,918)	—	—	(3,918)
Paid in capital from stock option expense	—	—	2,663	—	—	2,663
Options granted for consulting services	—	—	10	—	—	10
Unrealized gain on investment securities	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	184	—	184
Net loss	—	—	—	—	(1,447)	(1,447)

Balances at December 31, 2006	30,853,948	31	152,011	64	(73,818)	78,288
Exercise of stock options	463,081	—	1,712	—	—	1,712
Shares purchased under employee stock purchase plan	99,848	—	948	—	—	948
Paid in capital from stock option expense	—	—	3,180	—	—	3,180
Unrealized gain on investment securities	—	—	—	101	—	101
Foreign currency translation adjustment	—	—	—	347	—	347
Net income	—	—	—	—	7,229	7,229

Balances at December 31, 2007	31,416,877	$31	$157,851	$512	$(66,589)	$91,805

See accompanying notes to consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,229	$(1,447)	$1,038
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,778	2,953	1,748
Stock compensation expense	3,180	2,663	—
Provision for excess and obsolete inventories	219	129	67
Fair value of options granted for consulting services	—	10	13
Loss on retirement of assets	21	14	—
Deferred income taxes	(4,693)	89	768
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,090)	(3,079)	(1,665)
Inventories	(1,008)	(2,193)	(1,297)
Equipment held for rental or loan, net	(7,314)	(6,639)	(3,495)
Prepaid expenses and other current assets	(445)	(791)	149
Other assets	9	44	68
Accounts payable and accrued liabilities	204	1,522	2,214
Deferred revenue	658	52	(73)

Net cash used in operating activities	(252)	(6,673)	(465)

Cash flows from investing activities:
Sales of investment securities	44,366	8,811	10,006
Purchases of investment securities	(14,177)	(44,524)	(7,347)
Capital expenditures	(4,449)	(3,545)	(1,343)
Purchase of land and building	—	—	(1,350)
Purchase of intangible assets	(275)	(25)	—
Restricted cash	(1,350)	—	—

Net cash provided by (used in) investing activities	24,115	(39,283)	(34)

Cash flows from financing activities:	—
Proceeds from sale of common stock to employees	2,660	1,837	2,839
Net proceeds from secondary stock offering	—	47,832	—

Net cash provided by financing activities	2,660	49,669	2,839
Effect of exchange rate changes on cash	135	103	(161)

Net increase in cash and cash equivalents	26,658	3,816	2,179
Cash and cash equivalents at beginning of year	9,999	6,183	4,004

Cash and cash equivalents at end of year	$36,657	$9,999	$6,183

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$387	$—
Cash paid during the year for income taxes	270	95	69
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
The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangibles assets, valuation allowances for receivables, inventories and deferred income tax assets, and accrued royalty expenses. Actual results could differ from those estimates.
(b) Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $34,857,000 and $8,265,000 at December 31, 2007 and 2006, respectively, consist primarily of money market accounts and bank deposits stated at cost, which approximates fair value. At times the Company maintains deposits in financial institutions in excess of federally insured limits.
(c) Investment Securities
Investment securities at December 31, 2007 and 2006, are classified as available-for-sale for purposes of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly are carried at fair value. The difference between cost and fair value is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). At December 31, 2007, the unrealized gain totaled $44,000, and at December 31, 2006, the unrealized loss totaled $57,000. The Company’s investment securities are comprised of U.S. Treasury and agency notes as well as certificates of deposit and have contractual maturities that range from one month to two years at December 31, 2007.
(d) Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Past due balances over 60 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for sales returns is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable due to future sales returns and price adjustments.
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
(i) Restricted Cash
Restricted cash consists of an escrow fund established pursuant to the jury award and our appeal in the Rentrop case, which is discussed in Note 16, “Commitments and Contingencies”. The funds are expected to be restricted until at least the second quarter of 2009, pending the outcome of our appeal of the verdict, and the restrictions may be renewed if the appeal is extended beyond that time.
(j) Financial Instruments
At December 31, 2007 and 2006, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.
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

The Company offers three laser system placement programs, which are described below, in addition to the sale of laser systems:
Cap-Free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon a three to five year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2007, 201 laser units were in place under the Cap-Free program.
Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon a three to five year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. The Company also offers a straight monthly rental program and there are a small number of hospitals that pay rent of $2,500 to $5,000 per month under this program. As of December 31, 2007, 111 laser units were in place under the Evergreen program.
Evaluation program — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon a three- to five-year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2007, 93 laser units were in place under the evaluation program.
The Company adopted Emerging Issues Task Force Bulletin (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”), on July 1, 2003. The primary impact of the adoption of EITF No 00-21 was to treat service provided during the one-year warranty period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Revenue recognized associated with service to be performed during the warranty period totaled $513,000, $570,000 and $446,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively.
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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to the date of adoption have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2007 and 2006 was $3,180,000 and $2,663,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense related to employee stock options disclosed but not recognized in the financial statements for the twelve months ended December 31, 2005 was $1,874,000 before income tax benefit.
SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The estimated value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, compensation expense for stock option grants issued to employees was recorded to the extent the fair market value of the stock on the date of grant exceeds the option price.
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

	Twelve Months Ended
	December 31, 2005
Net income as reported		$1,038
Deduct: Total equity-based compensation expense determined under the fair value method, net of tax		(1,155)

Net loss, pro forma, under SFAS No. 123		$(117)

Net income per common share — basic — as reported		$0.04
Net income per common share — diluted — as reported		$0.04
Net loss per common share — basic — proforma	$	(—)
Net loss per common share — diluted — proforma	$	(—)
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.
The per-share weighted average fair value of stock options granted during 2005 was $7.40 per share, on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Risk free interest rate	4.2%
Expected life	5.0 years
Expected volatility	159.2%
Expected dividend yield	—%
(n) Research and Development
Research and development costs are expensed as incurred and totaled $6,675,000, $5,817,000, and $3,443,000, for the years ended December 31, 2007, 2006, and 2005, respectively. The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration and other foreign governing bodies to market new applications for its technology. Costs associated with these clinical trials totaled $2,464,000, $2,235,000, and $1,453,000, during the years ended December 31, 2007, 2006, and 2005, respectively.

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
(p) Advertising Costs
The Company expenses advertising costs as incurred. Advertising costs of $929,000, $336,000, and $164,000 were expensed in 2007, 2006, and 2005, respectively.
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
(s) Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007 as required, and its adoption did not have a material effect on our financial position or operating results.
In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities.” This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue will be effective for fiscal years beginning after December 15, 2007, and earlier adoption is not permitted. This consensus is to be applied prospectively for new contracts entered into after that date. The Company does not anticipate that the adoption of this consensus will have a material impact on its financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The other provisions of this standard are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.

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
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact that this standard may have on its results of operations and financial position.
In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB5 1. SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interest, with any losses attributable to the noncontrolling interest in excess of the noncontrolling interest equity to be allocated to the noncontrolling interest. Calculation of earning per share amounts in the consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS 160 is effective with the first annual reporting period beginning on or after December 15, 2008. The Company is evaluating the impact on its financial statements of adopting SFAS 160.
(2) Investment Securities
Investment securities consist of the following at December 31:

	2007	2006
	(In thousands)
Short-term investments:
U.S. Treasury and agency notes	$13,343	$38,015

Long-term investments:
U.S. Treasury and agency notes	$3,037	$8,453

The Company classifies investment securities with maturities of one year or less as short-term and maturities of greater than one year as long-term. It is the company’s policy that long-term investment securities have an original maturity that is no more than two years.
At December 31, 2007, the unrealized gain totaled $44,000, and at December 31, 2006, the unrealized loss totaled $57,000. For the year ended December 31, 2007, an unrealized gain of $101,000 was included in other comprehensive income. For the years ended December 31, 2006 the amount of unrealized gain was $25,000, and for December 31, 2005 the amount of unrealized loss included in other comprehensive income was $17,000. Realized gains and losses are determined using the specific identification method. There were no significant realized gains or losses during 2007, 2006, or 2005.
(3) Inventories
Inventories consist of the following (in thousands):

	December 31
	2007	2006
Raw materials	$1,235	$1,449
Work in process	2,876	1,932
Finished goods	2,050	1,928
Less: reserves for obsolescence and variance	(269)	(242)

	$5,892	$5,067

(4) Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	December 31
	2007	2006
Land	$270	$270
Building and improvements	1,264	1,223
Manufacturing equipment and computers	12,537	9,601
Leasehold improvements	1,218	778
Equipment held for rental or loan	23,420	16,319
Furniture and fixtures	714	235
Less: accumulated depreciation and amortization	(14,011)	(12,250)

	$25,412	$16,176

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4,341,000, $2,703,000 and $1,642,000, respectively. In addition, software amortization expense for the years ended December 31, 2007, 2006 and 2005 was $399,000, $223,000 and $34,000, respectively.
(5) Goodwill and Other Intangible Assets
Intangible Assets
Acquired intangible assets as of December 31 are as follows (in thousands):

	2007	2006
Patents and other assets	$4,108	$3,832
Less accumulated amortization	(3,820)	(3,782)

	$288	$50

Aggregate amortization expense for amortizing intangible patent assets was $38,000, $27,000 and $72,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the next five years is expected to be approximately $60,000.
Goodwill
During 2001, the Company entered into a series of purchase and license agreements with Fogazzi, an Italian medical device manufacturer. The Company acquired certain assets from Fogazzi and has granted a license to Fogazzi for the manufacture of certain laser catheters used to treat blockages in the leg. Goodwill of $340,000 was recorded, and $32,000 of amortization expense was recognized during the year ended December 31, 2001. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, which was adopted January 1, 2002, no amortization expense has been recorded for the years ended December 31, 2007 and 2006. At December 31, 2007 and 2006, the balance of goodwill was $308,000.
The Company evaluates goodwill and other intangible assets for impairment in accordance with the provisions of Statement 142 at least annually. The Company has not recognized an impairment loss as a result of such analyses.
(6) Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31
	2007	2006
Accrued payroll and employee related expenses	$4,399	$4,792
Accrued royalty expense	1,549	996
Employee stock purchase plan liability	624	409
Accrued legal expenses	125	584
Accrued clinical study expense	116	151
Accrued warranty expense	35	40
Accrued leasehold improvements	1,432	—
Other accrued expenses	3,169	2,624

	$11,449	$9,596

(7) Deferred Revenue
Deferred revenue was $2,684,000 and $1,984,000 at December 31, 2007 and 2006, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.
(8) Stock-Based Compensation and Employee Benefit Plans
At December 31, 2007 and 2006, the Company had two stock-based compensation plans which are described below.

(a) Stock Option Plan
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through December 31, 2007 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At December 31, 2007, there were 438,351 shares available for future issuance under these plans.
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the twelve months ended December 31, 2007 using the Black-Scholes pricing model:

	Twelve Months Ended
	December 31,
	2007	2006
Expected life (years)	5.31	4.97
Risk-free interest rate	4.71%	4.81%
Expected volatility	137.7%	155.8%
Expected dividend yield	None	None
Weighted average fair value	$8.88	$10.46
The following table summarizes stock option activity during the three-year period ended December 31, 2007:

			Weighted Avg.
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2005	4,358,429	$3.30
Granted	601,000	7.94
Exercised	(796,177)	3.12
Canceled	(325,341)	3.99

Options outstanding at December 31, 2005	3,837,911	4.08
Granted	529,250	11.29
Exercised	(428,209)	4.13
Canceled	(101,141)	6.89

Options outstanding at December 31, 2006	3,837,811	4.89
Granted	420,500	11.01
Exercised	(463,081)	3.70
Canceled	(111,375)	8.21

Options outstanding at December 31, 2007	3,683,855	5.64	5.32	$35,701,957

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $15.33 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as December 31, 2007 was 2,769,401. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,775,000, $2,978,000 and $2,731,000, respectively.

	Outstanding and Exercisable by Price Range as of December 31, 2007
	Number	Weighted		Number
	Outstanding	Average		Exercisable
	as of	Remaining	Weighted	as of	Weighted
	December 31,	Contractual Life	Average	December 31,	Average
Range of Exercise Prices	2007	(Years)	Exercise Price	2007	Exercise Price
$1.56 - $2.60	540,867	3.24	$2.06	540,867	$2.06
$2.63	700,000	5.15	2.63	700,000	2.63
$2.66 - $3.38	536,920	2.21	3.07	536,920	3.07
$3.40 - $5.32	534,954	4.04	4.46	506,348	4.42
$5.35 - $10.57	526,884	7.07	7.91	257,472	7.22
$10.58 - $11.50	655,468	8.38	11.03	168,471	11.14
$11.61 - $15.68	188,762	8.67	12.64	59,323	12.10

	3,683,855			2,769,401

As of December 31, 2007 there was $6,577,184 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.5 years.
During 2003 and 2002, the Company granted 25,000 options each year to nonemployees for consulting services. The total fair value of the options was amortized to expense on a straight-line basis over the vesting period. The expense recognized was $0, $10,000, and $13,000 during the years ended December 31, 2007, 2006, and 2005, respectively, and is included in selling, general and administrative expenses in the accompanying statements of operations and other comprehensive income (loss). All of these options were vested at December 31, 2006.
(b) Stock Purchase Plan
The Company also maintains an employee stock purchase plan which provides for the sale of up to 1,350,000 shares of common stock. The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. Shares issued under the plan totaled 99,848, 78,108, and 84,017 in 2007, 2006, and 2005, respectively. As of December 31, 2007, there are 185,509 shares available for issuance under the ESPP plan.
The weighted average fair value of the employees’ purchase rights granted in 2005 that was included in the accompanying pro forma stock-based compensation disclosure was $4.88, per right, which was estimated using the Black-Scholes model with the following assumptions:

2005
Risk free interest rate	3.5%
Expected life	6 months
Expected volatility	196.9%
Expected dividend yield	—%
(c) 401(k) Plan
The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued contributions of $293,000, $235,000, and $169,000 to the plan in 2007, 2006, and 2005, respectively, based on a match of 25% of the first 4% of each employee’s contribution and an additional Company discretionary match.
(9) Sale of Common Stock
On May 9, 2006, the Company completed a public offering of 4,140,000 shares of its common stock, which included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. The Company intends to use the net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes.

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
Diluted income per share is the same as basic income per share for the year ended December 31, 2006 as potential common stock instruments are dilutive. Potentially dilutive common shares which have been excluded from the computation of diluted income per share as of December 31, 2007, 2006, and 2005 were 884,206, 2,723,734, and 619,322 because their effect would have been anti-dilutive.

	2007	2006	2005
	(In thousands, except per share amounts)
Net income (loss)	$7,229	$(1,447)	$1,038
Common shares outstanding:
Historical common shares outstanding at beginning of year	30,854	26,251	25,378
Weighted average common shares issued	371	2,879	562

Weighted average common shares outstanding — basic	31,225	29,130	25,940
Effect of dilution from stock options	2,558	—	2,628

Weighted average common shares outstanding — diluted	33,783	29,130	28,568

Net income (loss) per share, basic	$0.23	$(0.05)	$0.04
Net income (loss) per share, diluted	0.21	(0.05)	0.04
(11) Leases
The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017.
The future minimum payments under noncancelable operating leases as of December 31, 2007, are as follows:

Operating
Leases
(In thousands)
Years ending December 31:
2008	1,454
2009	1,428
2010	1,396
2011	1,123
2012 and beyond	5,986

Total minimum lease payments	$11,387

Rent expense under operating leases totaled approximately $1,240,000, $532,000, and $508,000 for the years ended December 31, 2007, 2006, and 2005, respectively.
In December, 2006 the Company entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at its option, during the first four years of the lease. The Company plans to consolidate all of its current U.S. operations into the new facility in two phases. All research and development, clinical studies, regulatory, marketing, sales support and administrative functions moved to the new facility in the first half of 2007, while all manufacturing and related support functions are expected to relocate in 2008.
Based on an occupancy date of April 2007, the original lease term will expire in April 2017. Provided the Company is not in default of any lease term, the Company has the option to extend the lease for two additional periods of five years each. Upon full occupancy of the facility in the second year of the lease, the annual base rent is $917,000 per year, subject to annual increases of 3-4% each year. Leasehold improvements related to this lease will be amortized over the shorter of their useful lives or the remaining initial lease term.

(12) Income Taxes
The sources of income (loss) before income taxes are as follows (in thousands):

	2007	2006	2005
United States	$1,847	$(1,532)	$1,953
Foreign	807	250	(37)

Income (loss) before income taxes	$2,654	$(1,282)	$1,916

Income tax (benefit) expense attributable to income before income taxes consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$61	$—	$38
State	57	76	72
Foreign	—	—	—

	118	76	110

Deferred:
Federal	(3,605)	77	683
State	(538)	12	85
Foreign	(550)	—	—

	(4,693)	89	768

Income tax expense (benefit)	$(4,575)	$165	$878

During the quarter ended June 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets. After considering a number of factors, including (1) the Company’s pretax income for the six months then ended, (2) the expectation of generating pre-tax income for the full year of 2007 and beyond, which is primarily due to the FDA approval of our TURBO-Booster product, and (3) the impact of a proposed settlement with Dutch tax authorities which neared completion in the second quarter, which had enabled the Company to forecast with a higher degree of likelihood the availability and utilization of net operating loss carryforwards related to the Company’s Netherlands subsidiary, the Company concluded that an adjustment to the valuation allowance recorded against its deferred tax asset was necessary in accordance with SFAS 109. Accordingly, the Company recorded a non-cash tax benefit in the second quarter of 2007 of $6,600,000 to decrease the valuation allowance against its deferred tax assets. It is recorded within income tax benefit (expense) in the accompanying consolidated statement of income.
Income tax (benefit) expense attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	2007	2006	2005
Computed expected tax expense (benefit)	$903	$(436)	$652
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	199	10	103
Nondeductible stock compensation expense related to incentive stock options	728	503	—
Nondeductible expenses	243	188	111
Change in valuation allowance	(6,600)	(15)	—
Foreign operations	(48)	(85)	12

Income tax expense (benefit)	$(4,575)	$165	$878

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31 are as follows:

	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards — U.S. and related states	$7,221	$10,745
Foreign net operating loss carryforwards	5,554	12,537
Stock compensation expense related to nonqualified stock options	987	521
Research and experimentation tax credit	924	578
Deferred revenue	879	762
Accrued liabilities	650	423
Royalty reserve	595	382
Alternative minimum tax credit	418	357
Inventories	43	125
Other	98	—

	17,369	26,430
Less valuation allowance	(11,600)	(25,396)

	5,769	1,034

Deferred tax liability:
Equipment	(318)	(276)

Net deferred tax assets	$5,451	$758

An income tax benefit of $1,370,000, $989,000, and $692,000 related to the exercise of stock options during 2007, 2006 and 2005, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.
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
The Company reduced the valuation allowance against its deferred tax asset from $25.4 million at December 31, 2006 to $11.6 million at December 31, 2006. In addition to the $6.6 million reduction described above, the Company reduced the valuation allowance by $2.1 million for U.S. net operating loss carryforwards that have expired unitilized, and $4.7 million for net operating loss carryforwards in the Netherlands which were reduced as a result of a recently completed tax audit.

At December 31, 2007, the Company has net operating loss carryforwards for United States federal income tax purposes of approximately $18.8 million. This amount does not include approximately $3.5 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $3.5 million of net operating losses as the Company has determined that it will not receive any future tax benefit from this $3.5 million before their expiration.
As of December 31, 2007, the Company has unrestricted federal net operating loss carryforwards of approximately $18.8 million to reduce future taxable income which expire as follows (in thousands):

Regular Tax
Net Operating
Losses
Expiration date:
2008	$970
2009	8,930
2010	1,177
2011	2
2012 through 2026	7,727

Total	$18,806

The Company also has tax loss carryforwards in The Netherlands, which currently have no expiration date, of approximately 13 million euros (U.S. $19 million) available to offset future taxable income, if any, in the Netherlands. The amount of tax loss carryforwards has been reduced from amounts previously recorded after an audit by, and negotiations with, the Netherlands taxing authority. These foreign loss carryforwards had been fully reserved with a valuation allowance, so the reduction adjustment had no impact on the Company’s income tax provision for 2007.
An alternative minimum tax credit carryforward of approximately $420,000 is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $18.4 million. This amount does not include approximately $3.4 million of net operating loss carryforwards which are limited under Section 382 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $3.4 million of net operating losses as the Company has determined that it will not receive any future tax benefit from this $3.4 million before their expiration.
The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2006 of approximately $0.9 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024. This amount does not include approximately $0.7 million of research and experimentation tax credit carryforwards which are limited under Section 383 of the Internal Revenue Code of 1986. No deferred tax asset has been provided for $0.7 million of research and experimentation tax credits as the Company has determined that it will not receive any future tax benefit from this $0.7 million before their expiration.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the recorded valuation allowances at December 31, 2007.
The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 (“FIN 48”) which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company’s financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.
The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.
The Company files tax returns in the US and in the Netherlands. The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.
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

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe and Asia. No single customer represented more than 10% of accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2007.
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
(a) U.S. Medical
Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 2007, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. In April, 2004, the Company received 510(K) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guide wire in their leg arteries. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim, and Australia.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2007, 2006, and 2005, cost allocations of these functions to Europe Medical have not been performed.
Revenue associated with intersegment transfers to Europe Medical was $2,992,000, $2,205,000, and $1,549,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 2007, 2006, and 2005, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.
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
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2007	2006	2005
Revenue:
Equipment	$5,250	$4,916	$3,853
Disposable Products	62,765	46,735	29,915
Service	7,757	6,522	5,233
Other, net of provision for sales returns	(603)	(289)	(197)

Subtotal — U.S. Medical	75,169	57,884	38,804

Equipment	1,041	960	842
Disposable Products	5,869	3,908	3,130
Service	706	600	427
Other	89	138	9

Subtotal — Europe Medical	7,705	5,606	4,408

Total revenue	$82,874	$63,490	$43,212

In 2007, 2006, and 2005, no individual customer represented 10% or more of consolidated revenue.

	2007	2006	2005
Interest income:
U.S. Medical	$2,623	$1,938	$420
Europe Medical	10	16	12

Total interest income	$2,633	$1,954	$432

	2007	2006	2005
Interest expense:
U.S. Medical	$—	$—	$387
Europe Medical	18	20	12

Total interest expense	$18	$20	$399

	2007	2006	2005
Depreciation expense:
U.S. Medical	$2,785	$2,443	$1,447
Europe Medical	566	260	196

Total depreciation	$4,341	$2,703	$1,643

	2007	2006	2005
Amortization expense:
U.S. Medical	$437	$248	$97
Europe Medical	0	2	8

Total amortization	$437	$250	$105

	2007	2006	2005
Segment net (loss) income:
U.S. Medical	$6,406	$(2,037)	$794
Europe Medical	823	590	244

Total net (loss) income	$7,229	$(1,447)	$1,038

	2007	2006	2005
Capital expenditures:
U.S. Medical	$4,359	$3,500	$2,671
Europe Medical	90	45	22

Total capital expenditures	$4,449	$3,545	$2,693

	2007	2006
Segment assets:
U.S. Medical	$102,309	$88,192
Europe Medical	5,737	3,302

Total assets	$108,046	$91,494

The Company operates in several countries outside of the United States. Revenue from foreign operations by segment is summarized as follows:

	2007	2006	2005
U.S. Medical	$1,515	$1,795	$1,476
Europe Medical	7,705	5,606	4,408

Total foreign revenue	$9,220	$7,401	$5,884

There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2007, 2006, or 2005. Long-lived assets located in foreign countries are concentrated in Europe, and totaled $2,428,000 and $1,209,000 as of December 31, 2007 and 2006, respectively.
(15) Related Party Transactions
During the years ended December 31, 2007, 2006 and 2005, the Company paid $97,000, $90,000 and $75,000, respectively, to a director of the Company under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company.
During the year ended December 31, 2007, the Company purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based on the sales of the Company’s products that use inventions claimed by the patent.
During the year ended December 31, 2006, the Company paid $65,000 in fees to a consulting firm in which a director of the Company is a partner. The fees related to work done by the consulting firm in connection with the evaluation of a new market opportunity.

(16) Commitments and Contingencies
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. The Company currently plans to exhaust all of our appeal options. However, in light of the jury verdict, the Company has accrued $1,025,000 in expenses related to the verdict (the $650,000 awarded, and an additional $375,000 for royalties subsequent to the effective date of the jury award and through December 31, 2007), which are included in accrued liabilities on the Company’s consolidated balance sheet at December 31, 2007. Of this amount, $690,000 had been previously accrued in the year ended December 31, 2006.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and us. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In September 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. The Company currently estimates the range of possible loss in this case to be between approximately $350,000 and $610,000. The $350,000 amount is based on Spectranetics BV’s calculation of the lost profits of Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs., The $610,000 amount is the preliminary estimate of a Court-appointed expert. The expert’s report has not yet been presented to the Court, pending our review and comment, and the Company will also have the right to appeal the report once presented. The Company has accrued the $350,000 estimate and such amount is included in accrued liabilities at December 31, 2007. The Company intends to vigorously defend its calculation of lost profits.
Kenneth Fox
The Company is the defendant in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. The Company has made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In September 2006, the Dutch Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and the proceedings will move forward on the basis of jurisdiction over Spectranetics B.V. only. The Company believes that this decision significantly narrows the scope of the claim. Mr. Fox is currently in the process of appealing the Dutch Court’s jurisdiction decision. The Company intends to continue to vigorously defend the Dutch action.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

(17) Valuation and Qualifying Accounts

	Balance at	Additions
	Beginning	Charged to		Balance at
Description	of Year	Expense	Deductions	End of Year
	(In thousands)
Year ended December 31, 2005:
Accrued royalty and litigation liability	2,483	1,738	1,157	3,064
Allowance for doubtful accounts and sales returns	239	386	190	435
Year ended December 31, 2006:
Accrued royalty and litigation liability	3,064	1,905	3,679	1,290
Allowance for doubtful accounts and sales returns	435	305	413	327
Year ended December 31, 2007:
Accrued royalty and litigation liability	1,290	1,721	1,112	1,899
Allowance for doubtful accounts and sales returns	327	450	176	601
(18) Selected Quarterly Financial Data (Unaudited)

	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(In thousands, except per share amounts)
Net sales	$17,365	$20,373	$21,226	$23,910	$13,617	$15,997	$16,194	$17,682
Gross profit	12,730	15,260	15,771	17,157	9,970	11,789	11,931	12,845
Net (loss) income	(65)	7,152	231	(89)	(638)	308	(165)	(952)
Net (loss) income per share:
Basic	$(0.00)	$0.21	$0.01	$(0.00)	$(0.02)	$0.01	$(0.01)	$(0.03)
Diluted	(0.00)	0.21	0.01	(0.00)	(0.02)	0.01	(0.01)	(0.03)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation.(1)

3.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(9)

3.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.(14)

3.2	Bylaws of the Company.(2)

3.2(a)	First Amendment to Bylaws.(16)

3.2(b)	Second Amendment to Bylaws.(17)

4.1	Form of Common Stock Certificate of the Company.(3)

10.2(e)	Lease covering a portion of the Company’s facilities between the Company and John Sanders, dated April 19, 2006.(25)

10.3(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership dated May 2, 2005.(23)

10.8	Nonemployee Director Stock Option Plan.(6)

10.8(a)	Stock Option Plan for Outside Directors.(8)

10.9	Employee Stock Purchase Plan (as amended).(7)

10.10	The 1997 Equity Participation Plan of The Spectranetics Corporation.(12)

10.10(c)	Form of NonQualified Stock Option Agreement for Officers.(12)

10.10(d)	Form of NonQualified Stock Option Agreement for Employees.(12)

10.10(e)	Form of NonQualified Stock Option Agreement for Independent Directors.(12)

10.10(f)	Form of Incentive Stock Option Agreement for Officers.(12)

10.10(g)	Form of Incentive Stock Option Agreement for Employees.(12)

10.12	License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(5)

10.13	Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this agreement).(4)

10.15	License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(10)

10.16	License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)

10.17	Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)

10.22	First Amendment to the 1997 Equity Participation Plan.(14)

10.23	Second Amendment to the 1997 Equity Participation Plan.(13)

10.25	Third Amendment to the 1997 Equity Participation Plan.(15)

10.29	Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002.(16)

10.30	Fourth Amendment to the 1997 Equity Participation Plan.(17)

10.31	Fifth Amendment to the 1997 Equity Participation Plan.(17)

10.32	Letter agreement dated January 20, 2003 between the Company and John G. Schulte.(18)

10.33	Asset purchase agreement between the Company and LaTIS, Inc.(19)

10.34	Settlement Agreement between the Company and Interlase Limited Partnership dated November 19, 2003.(20)

Exhibit
Number	Description

10.35	Third Amendment to Employee Stock Purchase Plan.(21)

10.36	Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.(22)

10.37	Settlement and Amendment to License Agreement executed in February 2005 and effective October 1, 2004 between the Company and Surmodics, Inc. (confidential treatment has been granted for portions of this agreement).(22)

10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005.(24)

10.39	Employment letter agreement between the Company and Stephen D. Okland dated February 10, 2006.(25)

10.40	Catheter Development Agreement dated May 3, 2006 between the Company and Bioscan Technologies Ltd. (confidential treatment has been granted for portions of this agreement).(26)

10.41	Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation dated December 29, 2006. (27)

10.42	Patent Purchase Agreement dated February 20, 2007 between The Spectranetics Corporation and Joseph M. Ruggio. (27)

10.43	The Spectranetics Corporation 2006 Incentive Award Plan. (28)

10.44	Training Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated June 21, 2007 (29).

10.45	Second Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 19, 2007 (29).

10.46	The Third Amendment to The Spectranetics Corporation 2006 Incentive Award Plan (30).

10.47	Form of Stock Option Grant Notice and Stock Option Agreement (31).

21.1	Subsidiary of the Company.(15)

23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC).

31.1	Rule 13(a) — 14(a)/15d — 14(a) Certifications.

32.1	Section 1350 Certifications.

(1)	Incorporated by reference to the Company’s 1993 Annual Report on Form 10-K filed on March 31, 1994.

(2)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).

(3)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

(4)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).

(5)	Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.

(6)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992 (File No. 33-46725).

(7)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File No. 33-88088).

(8)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995 (File No. 33-99406).

(9)	Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

(10)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

(11)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

(12)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

(13)	Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.

(14)	Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

(15)	Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.

(16)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 7, 2002.

(17)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(20)	Incorporated by reference to exhibit previously filed by the Company with its 2003 Annual Report on Form 10-K filed on March 29, 2004.

(21)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(23)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(24)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(25)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(26)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(27)	Incorporated by reference to exhibit previously filed by the Company with its 2006 Annual Report on Form 10-K filed on March 29, 2007

(28)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 22, 2007

(30)	Incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-8 filed on August 14, 2007

(31)	Incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-8 filed on August 14, 2007