Form 10-Q
period 2008-03-31
SPECTRANETICS CORP
filed 2008-05-12
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-19711
The Spectranetics Corporation
(Exact name of Registrant as specified in its charter)

Delaware	84-0997049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9965 Federal Drive
Colorado Springs, Colorado 80921
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2008 there were 31,643,139 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$21,260	$36,657
Investment securities available for sale	12,764	13,343
Trade accounts receivable, net of allowances of $577 and $601, respectively	14,722	14,437
Inventories, net	5,653	5,892
Deferred income taxes, net	2,533	2,213
Prepaid expenses and other current assets	2,129	1,835

Total current assets	59,061	74,377
Property, plant and equipment, net of accumulated depreciation of $15,259 and $14,011, respectively	27,244	25,412
Long-term investment securities available for sale	18,000	3,037
Long-term deferred income taxes, net	3,238	3,238
Goodwill, net	308	308
Restricted investment	1,364	1,350
Other assets	317	324

Total Assets	$109,532	$108,046

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$12,840	$13,306
Deferred revenue	2,394	2,684

Total current liabilities	15,234	15,990
Other long-term liabilities	304	251

Total Liabilities	15,538	16,241

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 31,632,942 and 31,416,877 shares, respectively	32	31
Additional paid-in capital	160,151	157,851
Accumulated other comprehensive income	805	512
Accumulated deficit	(66,994)	(66,589)

Total Shareholders’ Equity	93,994	91,805

Total Liabilities and Shareholders’ Equity	$109,532	$108,046

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$23,831	$17,365
Cost of revenue	6,675	4,635

Gross margin	17,156	12,730

Gross margin %	72%	73%

Operating expenses:
Selling, general and administrative	15,190	10,634
Research, development and other technology	3,295	2,608

Total operating expenses	18,485	13,242

Operating loss	(1,329)	(512)
Other income:
Interest income	614	688
Other, net	30	(11)

Total other income	644	677

(Loss) income before income taxes	(685)	165
Income tax benefit (expense)	280	(230)

Net loss	(405)	(65)
Other comprehensive income :
Foreign currency translation	162	20
Unrealized gain on investment securities	131	33

Comprehensive loss	$(112)	$(12)

Net loss per share — basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	31,561,904	31,008,638

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(405)	$(65)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option compensation	773	669
Depreciation and amortization	1,367	1,117
Provision for obsolete inventories	27	131
Deferred income taxes	(320)	230
Net change in operating assets and liabilities	(2,714)	(5,881)

Net cash used by operating activities	(1,272)	(3,799)

Cash flows from investing activities:
Capital expenditures	(1,488)	(1,043)
Sales of investment securities	4,034	19,503
Purchases of investment securities	(18,300)	(18,518)

Net cash used by investing activities	(15,754)	(58)

Cash flows from financing activities:
Proceeds from sale of common stock	1,529	1,163

Net cash provided by financing activities	1,529	1,163

Effect of exchange rate changes on cash	100	12

Net decrease in cash and cash equivalents	(15,397)	(2,682)
Cash and cash equivalents at beginning of period	36,657	9,999

Cash and cash equivalents at end of period	$21,260	$7,317

Supplemental disclosures of cash flow information
Cash paid for taxes	$23	$70

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
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; and accrued royalty expenses. Actual results could differ from those estimates.
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
(2) New Accounting Standards
In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations , which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. As a result, the adoption of the statement could have a material impact on the future operations of the company based on future acquisitions as well as the resolution of certain acquired tax items.
In February 2007, FASB issued Statement of Financial Accounting Standards (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157 , Fair Value Measurements. The Company adopted this standard in the current year without any material impact to the financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157 , Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Adoption of this statement for financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2007. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.
(3) Composition of Certain Financial Statement Items
Investments
Investments consisted of the following:

	March 31,	December 31,
	2008	2007
Short-term investments
Government agency note	$11,159	$11,011
Certificates of deposit	1,605	2,332

Total short-term investments	$12,764	$13,343

Long-term investments
Auction rate securities	$18,000	$—
Government agency notes	—	3,037

Total long-term investments	$18,000	$3,037

Restricted investment
Certificate of deposit	$1,364	$1,350

The Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments. The statement requires fair value measurement be classified and disclosed in one of the following three categories:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).
The following table represents the fair value measurement of the Company’s investments pursuant to SFAS 157 using each of the valuation approaches as applied to each class of security:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
	Balance at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Auction Rate Securities	$18,000	$—	$—	$18,000
Government Agency Notes	11,159	11,159	—	—
Certificates of Deposit	2,970	2,970	—	—

Total	$32,129	$14,129	$—	$18,000

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in government agency notes and certificates of deposit are valued using quoted active market prices.
At March 31, 2008 the Company held $18.0 million in AAA rated auction rate securities. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities has been reclassified to a long-term asset at March 31, 2008.
The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss. The Company currently has the intent and ability to hold these investments for the foreseeable future. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the student loan market, the Company may be required to record an impairment charge on these investments in the future.
At March 31, 2008, there was insufficient observable market information available to determine the fair value of the Company’s investments in auction rate securities. Therefore, the Company estimated the Level 3 fair values for these securities by incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions included credit quality, final stated maturity, estimates of the probability of the issue being called or becoming liquid prior to the final maturity and value to be received upon redemption by the issuers. As a result of using these Level 3 inputs, we have valued these investments at par value at March 31, 2008. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction Rate
	Securities	Total
Beginning balance	$—	$—
Transfers in to Level 3	18,000	18,000
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	—	—
Purchases, issuances and settlements	—	—

Ending balance	$18,000	$18,000

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income.
The restricted investment is an escrow fund established pursuant to the jury award and our appeal in the Rentrop case, which is discussed in Note 11, “Commitments and Contingencies”. The funds are expected to be restricted until at least the second quarter of 2009, pending the outcome of our appeal of the verdict, and the restrictions may be renewed if the appeal is extended beyond that time.
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$1,146	$1,235
Work in process	2,772	2,876
Finished goods	1,986	2,050
Less reserve for obsolescence and variance	(251)	(269)

	$5,653	$5,892

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Land	$270	$270
Building and improvements	1,264	1,264
Manufacturing equipment and computers	13,596	12,537
Leasehold improvements	1,254	1,218
Equipment held for rental or loan	25,052	23,420
Furniture and fixtures	1,067	714
Less: accumulated depreciation and amortization	(15,259)	(14,011)

	$27,244	$25,412

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
(4) Stock-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective transition method.
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through March 31, 2008 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At March 31, 2008, there were 340,351 shares available for future issuance under these plans.
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
The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was $773,000 and $669,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2008 and 2007, respectively, using the Black-Scholes pricing model:

	Three months ended	Three months ended
	March 31,	March 31,
	2008	2007
Expected life (years)	5.95	5.05
Risk-free interest rate	2.47%	4.54%
Expected volatility	48.88%	153.5%
Expected dividend yield	None	None
Weighted average fair value	$5.59	$10.03
The following table summarizes stock option activity through the three months ended March 31, 2008:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2008	3,683,855	$5.64
Granted	98,000	11.44
Exercised	(242,050)	4.01
Cancelled	(18,283)	10.51

Outstanding at March 31, 2008	3,521,522	$5.89	5.50	$11,711,663
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $8.36 on March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2008 was 2,318,250. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $1,383,000 and $1,230,000, respectively.
As of March 31, 2008 there was $6,278,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.46 years.
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
(5) Net Income (Loss) Per Share
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted net loss per share is the same as basic loss per share for the three months ended March 31, 2008 and 2007 as potential common stock instruments are anti-dilutive. For the three months ended March 31, 2008 and 2007, 3,404,341 and 3,608,976 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Net loss	$(405)	$(65)

Common shares outstanding:
Historical common shares outstanding at beginning of period	31,417	30,854
Weighted average common shares issued	145	155

Weighted average common shares outstanding — basic	31,562	31,009
Effect of dilution — stock options	—	—

Weighted average common shares outstanding — diluted	31,562	31,009

Net loss per share — basic and diluted	$(0.01)	$(0.00)

(6) Deferred Revenue
Deferred revenue was $2,394,000 and $2,685,000 at March 31, 2008 and December 31, 2007, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.
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
U. S. Medical
Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At March 31, 2008, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2008 and 2007, cost allocations of these functions to Europe Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $524,000 and $783,000 for the three months ended March 31, 2008 and 2007, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended
	March 31,
Revenue:	2008	2007

Equipment	$1,338	$1,009
Disposable products	18,442	13,302
Service	2,045	1,830
Other, net of provision for sales returns	(163)	(123)

Subtotal — U.S. Medical	21,662	16,018

Equipment	321	54
Disposable products	1,647	1,124
Service	191	162
Other	10	7

Subtotal — Europe Medical	2,169	1,347

Total revenue	$23,831	$17,365

	Three Months Ended
	March 31,
Segment net (loss) income:	2008	2007

U.S. Medical	$(532)	$(133)
Europe Medical	127	68

Total net loss	$(405)	$(65)

	March 31,	December 31,
Segment assets:	2008	2007

U.S. Medical	$103,537	$102,309
Europe Medical	5,995	5,737

Total assets	$109,532	$108,046

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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the three months ended March 31, 2008, the Company recorded an income tax benefit of $280,000 against its pretax book loss of $685,000. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
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
(9) Related Party Transactions
During the quarter ended March 31, 2008, the Company paid $37,000 to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.
(10) Commitments and Contingencies
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options. However, in light of the jury verdict, Spectranetics has accrued $1,108,000 in expenses related to the verdict (the $650,000 awarded, and an additional $458,000 for royalties subsequent to the effective date of the jury award and through March 31, 2008), which are included in accrued liabilities on the Company’s consolidated balance sheet at March 31, 2008.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the range of possible loss in this case to be between approximately $380,000 and $650,000. The $380,000 amount is based on Spectranetics BV’s calculation of the lost profits of Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs. The $650,000 amount is the preliminary estimate of a Court-appointed expert. The expert’s report has not yet been presented to the Court, pending our review and comment, and we will also have the right to appeal the report once presented. We have accrued the $380,000 estimate and such amount is included in accrued liabilities at March 31, 2008. We intend to vigorously defend our calculation of lost profits.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies. The Company is considering options in light of the Court of Appeal’s decision, including among them, an appeal to the Dutch Supreme Court. The Company intends to continue to vigorously defend the Dutch action.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Form 10-K for the year ended December 31, 2007. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 17, 2008. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.
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
Although 91% of our revenue was derived in the United States for the three months ended March 31, 2008, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement is received.
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
In July 2007, we received clearance from the FDA to market our TURBO-Booster™ product for the treatment of arterial stenoses and occlusions in the leg. The TURBO-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The TURBO-Booster combined with Turbo elite™ laser catheters allows for removal of large amounts of plaque material within the superficial femoral artery (SFA) and popliteal artery. This approval represented a broader indication for use as compared to current labeling of the existing peripheral laser catheters. We began a limited market launch of the TURBO-Booster product in the third quarter of 2007, and a full market launch was completed in the fourth quarter of 2007.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Results of Operations
The following table summarizes key supplemental financial information for the last 5 quarters.

	2007							2008
(000’s, except per share and unit sale amounts)	1st Qtr	2nd Qtr		3rd Qtr		4th Qtr		1st Qtr
Laser Revenue:
Equipment sales	$402	$381		$1,185		$1,296		$674
Rental fees	661	709		821		836		985

Total laser revenue	1,063	1,090		2,006		2,132		1,659

Disposable Products Revenue:
Vascular intervention revenue	10,124	12,527		12,110		12,701		13,733
Lead management revenue	4,302	4,829		5,143		6,899		6,356

Total disposable products revenue	14,426	17,356		17,253		19,600		20,089

Service and other revenue	1,876	1,927		1,967		2,178		2,083

Total revenue	17,365	20,373		21,226		23,910		23,831

Pre-tax income (loss)	$165 *	$1,017	*	$844	*	$628	*	$(685)*

Net income (loss)	$(65)*	$7,152	*	$231	*	$(89	)*	$(405)*
Net income (loss) per share:
Basic	$(0.00)	$0.23		$0.01		$0.00		$(0.01)
Diluted	$(0.00)	$0.21		$0.01		$0.00		$(0.01)

Net cash (used in) provided by operating activities	$(3,799)	$1,667		$(200)		$2,082		$(1,272)
Total cash and investment securities (current and non-current, including restricted investment)	$52,833	$53,472		$53,833		$54,387		$53,388

Laser sales summary:
Laser sales from inventory	3	2		3		5		3
Laser sales from evaluation/rental units	0	1		4		4		1

Total laser sales	3	3		7		9		4

*	Includes stock-based compensation of $669, $714, $860, $937 and $773, respectively.
Worldwide Installed Base Summary:

	2007				2008
	Q1	Q2	Q3	Q4	Q1
Laser sales from inventory	3	2	3	5	3
Rental placements	32	38	25	25	27
Evaluation placements	5	5	4	8	—

Laser placements during quarter	40	45	32	38	30
Buy-backs/returns during quarter	(6)	(9)	(12)	(8)	(6)

Net laser placements during quarter	34	36	20	30	24

Total lasers placed at end of quarter	657	693	713	743	767
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
Revenue for the first quarter of 2008 was $23,831,000, an increase of 37% as compared to $17,365,000 during the first quarter of 2007. This increase is mainly attributable to a a 39% increase in disposable products revenue, which consists of single-use catheter products, and a 56% increase in equipment revenue.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
We separate our disposable products revenue into two separate categories – vascular intervention and lead management. For the three months ended March 31, 2008, our vascular intervention revenue totaled $13,733,000 (68% of our disposable products revenue) and our lead removal revenue totaled $6,356,000 (32% of our disposable products revenue). For the three months ended March 31, 2007, our vascular invervention revenue totaled $10,124,000 (70% of our disposable products revenue) and our lead removal revenue totaled $4,302,000 (30% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the peripheral and coronary vascular systems, grew 36% in the first quarter of 2008 as compared with the first quarter of 2007. Vascular intervention revenue growth was primarily due to unit volume increases from the continued penetration of our TURBO elite product line, and, to a lesser extent to unit volume increases in our Quick-Cross support catheter. From the end of the first quarter of 2007 to the end of the first quarter of 2008, our installed laser base has increased from 657 to 767 lasers worldwide, an increase of 17%. Vascular invervention revenue growth from current levels will depend on our ability to increase market acceptance of our TURBO elite and TURBO Booster product lines and our ability to continue to increase the worldwide installed base of lasers, and future success of our ongoing clinical research and product development within the peripheral and coronary atherectomy markets.
Lead management revenue of $6,356,000 for the three-month period ended March 31, 2008 grew 48% as compared with the same three-month period in 2007. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. Recent clinical studies (Multicenter Automatic Defibrillator Implantation Trial II, or MADIT II, the Sudden Cardiac Death in Heart Failure Trial, or ScDHeft, and the Cardiac-Resynchronization Therapy with and without Implantable Defibrillator in Advanced Chronic Heart Failure trial, or COMPANION) have shown positive results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2002, the SCD-Heft clinical trial results were made public in March 2004, and the COMPANION results were published in May 2004. Growth in the ICD (including cardiac resynchronization defiibrillators or CRT-Ds) market continue to be fueled by these and other trials, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and maintenance of appropriate reimbursement, although there can be no assurance that this will occur. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. While removal of infected pacing and defibrillation leads is widely accepted, the predominant practice in this market is to cap non-functional leads and leave them in the body rather than to remove them. When an ICD or CRT-D device is implanted, it often replaces a pacemaker. In these cases, the old ventricular pacing lead may be removed to minimize the potential for venous obstruction when the new ICD leads and any additional pacing leads are implanted. We believe along with many top physicians that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Additionally, a large manufacturer of pacemakers and defibrillators and the related leads announced a recall in 2007 of 235,000 leads in the United States marketed under the Fidelis brand, due to a failure rate of these leads that was higher than that of other similar leads. Although physicians are not recommending the removal of all these Fidelis leads, we expect a portion of these leads to be removed.We have initiated programs to educate clinicians on the management of lead complications, but there are no assurances that these programs will be successful or will change the current standard of care.
Laser equipment revenue was $1,659,000 and $1,063,000 for the three months ended March 31, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $453,000 during the three month period ended March 31, 2008 from $402,000 during the three month period ended March 31, 2007. We sold four laser units (three outright sales from inventory and one conversion from a rental unit) during the first quarter of 2008 and three laser units (all as outright sales from inventory) during the same quarter in 2007. Rental revenue increased 49% during the three-month period ended March 31, 2008, from $661,000 in the first quarter of 2007 to $985,000 in the first quarter of 2008. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 24 during the quarter ended March 31, 2008, compared with an increase of 34 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 767 (607 in the U.S.) at March 31, 2008.
Service and other revenue increased to $2,083,000 for the first quarter of 2008 as compared to $1,876,000 the first quarter of 2007. The 11% increase was due primarily to the increased installed base of laser units.
Gross margin for the first quarter of 2008 was 72%, as compared with 73% in the first quarter of 2007. The gross margin decline was due to lower service revenue margins as a result of higher service costs related to the increasing installed laser base, and these cost increased faster than the incremental service revenue generated by the new laser placements.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Operating expenses of $18,485,000 in the first quarter of 2008 increased 40% from $13,242,000 in the first quarter of 2007. This increase is mainly due to a 43% increase in selling, general and administrative expenses relative to the same period in 2007, and a 26% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 43% to $15,190,000 for the three months ended March 31, 2008 from $10,634,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $3,600,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,600,000 associated with the staffing of 36 additional employees within our U.S. field sales and marketing organizations in the first quarter of 2008 as compared with the first quarter of 2007. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $1,300,000, which is mainly due to the increase in revenues and additional employees.
•	Increased expenses of approximately $400,000 in meetings and conventions expense, primarily related to: (1) the Company’s annual global sales meeting which takes place in the first quarter of each year, due to the increase in sales and marketing employees and a longer duration for the meeting and (2) increased spending on physician training regional summits
•	Approximately $300,000 in increased sales-related costs for our international operations.
•	General and administrative expenses increased approximately $850,000 in the first quarter of 2008 compared with the same period of the prior year, primarily the result of the following:
•	Increased personnel-related costs of approximately $400,000 associated with the staffing of 6 additional employees in our general and administrative departments as of the end of the first quarter of 2008 as compared with the first quarter of 2007. These costs include salaries and related taxes, benefits, stock compensation expense, recruiting, and travel costs.
•	Increased legal expense of approximately $200,000 due to costs of litigation initiated by us related to a patent held by us, as well as costs of the appeal of the Rentrop verdict (see Note 10-Commitments and Contingencies)
•	Increased expenses of approximately $150,000 related to higher corporate facilities and telecommunications costs and increased outside consulting services
•	Increased outside consulting expenses of approximately $100,000, primarily related to expanding our information technology infrastructure.
In addition, approximately $100,000 of the increase in sales, general and administrative expense relates to an increase in stock compensation expense included in selling, general and administrative expenses in the first quarter of 2008 as compared to the year-ago quarter, due to the grant of additional options to new employees.
Research, development and other technology expenses of $3,295,000 for the first quarter of 2008 represent an increase of 26% from $2,608,000 in the first quarter of 2007. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $100,000 due primarily to the hiring of additional engineering and clinical studies employees since the year-ago period.
•	Increased clinical studies expense of approximately $200,000 related to a number of clinical studies being conducted by us that are in various stages of completion.
•	Increased royalty expenses of approximately $160,000 due to higher sales of products incorporating technology that we license.
•	Increased facilities allocations of approximately $200,000 related to the move of our R&D departments to a new leased facility in the prior year.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Interest income decreased to $614,000 in the first quarter of 2008 from $688,000 for the first quarter of 2007. The decrease in interest income in 2008 is due primarily to lower interest rates, and a slightly lower investment portfolio balance.
For the three months ended March 31, 2008, we recorded an income tax benefit of $280,000 against our pretax book loss of $685,000. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability. A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.
We recorded a net loss for the three months ended March 31, 2008 of $405,000, compared with a net loss of $65,000 in the same quarter last year.
The functional currency of Spectranetics International B.V. is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2008, as compared with the three months ended March 31, 2007, caused a increase in consolidated revenue of $231,000 and an increase in consolidated operating expenses of $153,000.
Liquidity and Capital Resources
Cash, cash equivalents, and current and long-term investments in marketable securities as of March 31, 2008 were $53,388,000, a decrease of $999,000 from $54,387,000 at December 31, 2007. Cash used by operating activities of $1,272,000 for the three months ended March 31, 2008 was due primarily to an increase in equipment held for rental or loan of $1,872,000 as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs. This, in addition to our net loss of $405,000 for the three months ended March 31, 2008, was partially offset by non-cash net expenses of $1,847,000, which primarily consist of depreciation and amortization of $1,367,000; stock compensation expense of $773,000; non-cash deferred income tax benefit of ($320,000) and provisions for obsolete inventory of $27,000.
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

	March 31, 2008	December 31, 2007
Days Sales Outstanding	55	55
Inventory Turns	4.7	4.6
For the three months ended March 31, 2008 cash used in investing activities was $15,754,000, primarily due to capital expenditures of $1,488,000, and purchases of investments (net of sales) of $14,266,000.
Capital expenditures during the first quarter of 2008 were primarily related to the expansion of our manufacturing capacity as well as expenditures for leasehold improvements related to the move of our manufacturing operations to our newly-leased facility.
Cash provided by financing activities for the three month period ended March 31, 2008 was $1,529,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At March 31, 2008, there were no debt or capital lease obligations.
At March 31, 2008 the Company held $18.0 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that have historically provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities has been reclassified to a long-term asset at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
The Company does not believe the carrying values of these auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss. The Company currently has the intent and ability to hold these investments for the foreseeable future.
At March 31, 2008, and December 31, 2007, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $25,052,000 and $23,420,000 was recorded as equipment held for rental or loan at March 31, 2008 and December 31, 2007, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured. Costs to maintain the equipment are expensed as incurred
We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue. As of March 31, 2008, 214 laser units were in place under the Cap-free program.

(2)	Evergreen rental program – Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of March 31, 2008, 121 laser units were in place under the rental programs.

(3)	Evaluation programs – The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense. As of March 31, 2008, 91 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the cap-free rental program has become our primary laser placement program since its introduction in June 2005.
We believe our liquidity and capital resources are sufficient to meet our operating and capital requirements through at least March 31, 2009.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; and accrued royalty expenses. Actual results could differ from those estimates.
Our critical accounting policies and estimates are included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of March 31, 2008, the unrealized gain on our investment securities was approximately $175,000.
As of March 31, 2008, we had cash and cash equivalents of $21.3 million, and current and long-term investment securities, including a restricted investment, of $32.1 million. At March 31, 2008, the marketable securities consisted of auction rate securities, government agency securities and certificates of deposit. See “Note 3—Composition of Certain Financial Statement Items—Investments” for further discussion of market risks related to auction rate securities.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended March 31, 2008, approximately $231,000 of increased revenue and $153,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended March 31, 2008 was an increase in net income of $78,000.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options. However, in light of the jury verdict, Spectranetics has accrued $1,108,000 in expenses related to the verdict (the $650,000 awarded, and an additional $458,000 for royalties subsequent to the effective date of the jury award and through March 31, 2008), which are included in accrued liabilities on the Company’s consolidated balance sheet at March 31, 2008.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the range of possible loss in this case to be between approximately $380,000 and $650,000. The $380,000 amount is based on Spectranetics BV’s calculation of the lost profits of Cardiomedica for the period related to these two hospitals, plus estimated interest and awarded court costs. The $650,000 amount is the preliminary estimate of a Court-appointed expert. The expert’s report has not yet been presented to the Court, pending our review and comment, and we will also have the right to appeal the report once presented. We have accrued the $380,000 estimate and such amount is included in accrued liabilities at March 31, 2008. We intend to vigorously defend our calculation of lost profits.
Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies. The Company is considering options in light of the Court of Appeal’s decision, including among them, an appeal to the Dutch Supreme Court. The Company intends to continue to vigorously defend the Dutch action.

Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2007 Annual Report on Form 10-K, with the exception of the following additional risk factor:
Our investments in auction rate securities are subject to risks which may cause losses and affect the liquidity of these investments.
In accordance with Company policy, we invest our cash reserves in high-grade, highly liquid securities, which include auction rate securities. As of March 31, 2008, we held $18.0 million of principal invested in auction rate securities (ARS), all of which have AAA credit ratings. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program.The auction rate securities held by us are securities with nominal maturities for which the interest rates are reset through a Dutch auction each month. These auctions historically have provided a liquid market for these securities. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at March 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company. In the event that the current credit markets worsen, we may not be able to recover the full value of our investments in these auction rate securities. We believe that our liquid cash and investments are adequate to fund our current operations even if we lose access to these securities for an extended period of time. However, should our operations require additional working capital in the future, this lack of liquidity could have a material adverse effect on our operating results and financial condition.
Items 2-5. Not applicable

Item 6. Exhibits

10.43	Fourth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan dated April 15, 2008.

31.1(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1(a)	Section 1350 Certification.

32.1(b)	Section 1350 Certification
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

May 12, 2008	/s/ John G. Schulte

John G. Schulte
President and Chief Executive Officer

May 12, 2008	/s/ Guy A. Childs

Guy A. Childs
Vice President Finance, Chief Financial Officer