Form 10-Q
period 2008-06-30
SPECTRANETICS CORP
filed 2008-08-11
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED
June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____  TO  _____
Commission file number 0-19711
The Spectranetics Corporation
(Exact name of Registrant as specified in its charter)

Delaware	84-0997049
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
9965 Federal Drive
Colorado Springs, Colorado 80921
(Address of principal executive offices) (Zip Code)
(719) 633-8333
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2008 there were 31,905,404 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,779	$36,657
Investment securities available for sale	12,440	13,343
Trade accounts receivable, net of allowances of $676 and $601, respectively	16,532	14,437
Inventories, net	5,590	5,892
Deferred income taxes, net	2,790	2,213
Prepaid expenses and other current assets	1,878	1,835

Total current assets	52,009	74,377
Property, plant and equipment, net of accumulated depreciation of $16,634 and $14,011, respectively	31,027	25,412
Long-term investment securities available for sale	17,900	3,037
Long-term deferred income taxes, net	3,796	3,238
Goodwill, net	3,414	308
Restricted investment	1,350	1,350
Other assets	1,113	324

Total Assets	$110,609	$108,046

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$14,831	$13,306
Deferred revenue	2,650	2,684

Total current liabilities	17,481	15,990
Other long-term liabilities	374	251

Total Liabilities	17,855	16,241

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 31,888,591 and 31,416,877 shares, respectively	32	31
Additional paid-in capital	161,565	157,851
Accumulated other comprehensive income	792	512
Accumulated deficit	(69,635)	(66,589)

Total Shareholders’ Equity	92,754	91,805

Total Liabilities and Shareholders’ Equity	$110,609	$108,046

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Operations and Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$26,698	$20,373	$50,529	$37,738
Cost of revenue	7,525	5,113	14,201	9,748

Gross margin	19,173	15,260	36,328	27,990

Gross margin %	72%	75%	72%	74%
Operating expenses:
Selling, general and administrative	15,801	12,240	30,991	22,874
Purchased in-process research and development	3,849	—	3,849	—
Research, development and other technology	3,405	2,675	6,700	5,283

Total operating expenses	23,055	14,915	41,540	28,157

Operating (loss) income	(3,882)	345	(5,212)	(167)
Other income (expense):
Interest income	494	678	1,108	1,366
Other, net	(67)	(6)	(37)	(17)

Total other income	427	672	1,071	1,349

(Loss) income before income taxes	(3,455)	1,017	(4,141)	1,182
Income tax benefit	815	6,135	1,095	5,905

Net (loss) income	$(2,640)	$7,152	$(3,046)	$7,087

Other comprehensive income (loss):
Foreign currency translation	24	38	186	58
Unrealized (loss) gain on investment securities	(37)	(45)	94	(12)

Comprehensive (loss) income	$(2,653)	$7,145	$(2,766)	$7,133

Net (loss) income per share — basic	$(0.08)	$0.23	$(0.10)	$0.23

Net (loss) income per share — diluted	$(0.08)	$0.21	$(0.10)	$0.21

Weighted average common shares outstanding:
Basic	31,761,522	31,139,845	31,661,650	31,074,604

Diluted	31,761,522	33,545,624	31,661,650	33,523,649

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,046)	$7,087
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option compensation	1,519	1,383
In-process research and development	3,849	—
Depreciation and amortization	3,127	2,355
Provision for obsolete inventories	57	217
Deferred income taxes	(1,135)	(5,950)
Net change in operating assets and liabilities	(3,655)	(7,224)

Net cash provided by (used in) operating activities	716	(2,132)

Cash flows from investing activities:
Purchase of Kensey Nash endovascular product line	(10,066)	—
Capital expenditures	(2,985)	(2,196)
Purchase of investment securities	(18,300)	—
Sales of investment securities	4,434	956

Net cash used by investing activities	(26,917)	(1,240)

Cash flows from financing activities:
Proceeds from sale of common stock	2,195	1,324

Net cash provided by financing activities	2,195	1,324

Effect of exchange rate changes on cash	128	21

Net decrease in cash and cash equivalents	(23,878)	(2,027)
Cash and cash equivalents at beginning of period	36,657	9,999

Cash and cash equivalents at end of period	$12,779	$7,972

Supplemental disclosures of cash flow information
Cash paid for taxes	$258	$122

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General
We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages including plaque, calcium and thrombus. Our laser system includes the CVX-300 laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers or implantable cardiac defibrillators, or ICDs, which are electronic devices that regulate the heartbeat. On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC), which include three disposable products which the Company believes will broaden its product offerings within the thrombus management and chronic total occlusion (CTO) markets.
The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned subsidiaries, Spectranetics International, B.V., and Spectranetics Deutschland GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.
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
The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
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
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”) which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company adopted this standard in the current year without any material impact to the financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Adoption of this statement for financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2007. Adoption of this statement for non-financial assets and liabilities is required for an entity’s first fiscal year that begins after November 15, 2008. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements. FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 deferred the effective date of SFAS No. 157 for the Company in relation to all nonfinancial assets and nonfinancial liabilities to January 1, 2009.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) Composition of Certain Financial Statement Items
Investments
Investments consisted of the following:

	June 30,	December 31,
	2008	2007

Short-term investments
Government agency notes	$11,109	$11,011
Certificates of deposit	1,331	2,332

Total short-term investments	$12,440	$13,343

Long-term investments
Auction rate securities	$17,900	$—
Government agency notes	—	3,037

Total long-term investments	$17,900	$3,037

Restricted investment
Certificate of deposit	$1,350	$1,350

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
The following table represents the fair value measurement of the Company’s investments pursuant to SFAS 157 using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Auction Rate Securities	$17,900	$—	$—	$17,900
Government Agency Notes	11,109	11,109	—	—
Certificates of Deposit	2,681	2,681	—	—

Total	$31,690	$13,790	$—	$17,900

The Company’s investments in government agency notes and certificates of deposit are valued using quoted active market prices.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At June 30, 2008 the Company held $17.9 million in AAA rated auction rate securities. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities has been classified as a long-term asset at June 30, 2008.
The Company does not believe the carrying values of these municipal auction rate securities are permanently impaired and believes the positions will be liquidated without any significant loss. The Company has the intent and ability to hold these investments until the auction rate securities market returns to normal liquidity levels, without any significant impact to the Company’s operations. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, or adverse developments occur in the student loan market, the Company may be required to record an impairment charge on these investments in the future.
The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values provided by our broker combined with internal analysis of interest rate spreads and credit quality. For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Auction Rate
	Securities	Total
Balance at April 1, 2008	$18,000	$18,000
Transfers in to Level 3	—	—
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	—	—
Purchases, issuances and settlements	(100)	(100)

Balance at June 30, 2008	$17,900	$17,900

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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$1,185	$1,235
Work in process	2,542	2,876
Finished goods	2,126	2,050
Less reserve for obsolescence and variance	(263)	(269)

	$5,590	$5,892

Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Land	$270	$270
Building and improvements	1,264	1,264
Manufacturing equipment and computers	15,065	12,537
Leasehold improvements	2,830	1,218
Equipment held for rental or loan	26,933	23,420
Furniture and fixtures	1,299	714
Less: accumulated depreciation and amortization	(16,634)	(14,011)

	$31,027	$25,412

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
(4) Business Combination
On May 30, 2008, we acquired the endovascular product lines of Kensey Nash Corporation for approximately $10,695,000, including acquisition costs of $695,000. The acquired products consist of (1) QuickCat™, an aspiration catheter used in the treatment of coronary and peripheral thrombus; (2) ThromCat®, a thrombectomy catheter system designed to remove more organized thrombus or blood clots from a patient; and (3) Safe-Cross ®, a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise be untreatable. These products broaden our product offerings within the thrombus management and chronic total occlusion markets. The operating results related to these products have been included in our consolidated financial statements from the date of acquisition.
The aggregate purchase price has been allocated to the net assets acquired and in-process research and development (IPR&D) purchased using the purchase method of accounting as follows (in thousands):

Tangible assets and liabilities	$2,937
IPR&D	3,849
Goodwill	3,106
Other Intangible assets:
Customer relationships	500
Patents	303

Total purchase price	$10,695

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share within the thrombus management market as a result of selling the acquired products to our larger customer base through our significantly larger sales organization. The goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective estimated useful lives of three to five years.
At the date of acquisition, we immediately charged $3,849,000 to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. Separate projected cash flows were prepared for both the existing as well as the in-process project. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting product has entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects.
The Company’s consolidated financial statements include results from the acquired product lines from the date of acquisition, May 30, 2008. The following unaudited pro forma information sets forth the combined revenue of Spectranetics’ and the acquired Kensey Nash product operations for the three months and six months ended June 30, 2008 and 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited revenue for the 2008 periods is comprised of (i) Spectranetics’ historical revenue for the periods ending May 30, 2008, (ii) the acquired Kensey Nash products’ historical revenue for the periods ending May 30, 2008 and (iii) the Company’s actual revenue for the period from May 31, 2008 through June 30, 2008.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$27,773	$21,532	$53,164	$39,869
Historical financial statements for the acquired products are not available as the products were an immaterial component of Kensey Nash Corporation’s overall business and separate financial statements for such products were not prepared by Kensey Nash. Further, the products were not treated as a reportable business segment by Kensey Nash. As such, pro-forma net earnings and earnings per share are not currently available. Under Item 9.01 of Form 8-K, we are required to include audited financial statements and pro forma financial information in connection with this acquisition in an amendment to our Current Report on Form 8-K, filed with the SEC on June 5, 2008, by August 15, 2008. We currently expect to file such amendment to our Form 8-K; however, the filing will likely occur after the deadline of August 15, 2008. Our inability to file the amendment by the deadline will result in non-compliance with our reporting obligations under the Securities Exchange Act of 1934. As a result, if we are unable to obtain a waiver from the SEC, we will be ineligible for 12 months to use a registration statement on Form S-3 to register the issuance of our securities for any capital raising activities and may suffer other material and adverse consequences.
Under the terms of the Agreement, the Company will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $8 million upon the achievement of certain FDA approvals related to the acquired products. The Company simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for the Company the endovascular products acquired by the Company under the Asset Purchase Agreement, and the Company will purchase such products exclusively from KNC for specified time periods ranging from six months for QuickCat to three years for ThromCat and SafeCross. Additionally, the Company and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on behalf of the Company, certain next-generation SafeCross and ThromCat products at KNC’s expense. The Company will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by the Company and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products. The Company will pay KNC up to $8 million upon achievement of certain objectives relating to such product development activities and regulatory approvals for certain of the next-generation products.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) Stock-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which was adopted January 1, 2006, utilizing the modified prospective transition method.
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through June 30, 2008 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At June 30, 2008, there were 752,883 shares available for future issuance under these plans.
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
The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $746,000 and $715,000, respectively, and for the six months ended June 30, 2008 and 2007 was $1,519,000 and $1,383,000, respectively. This consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan.
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months and six months ended June 30, 2008 and 2007, respectively, using the Black-Scholes pricing model:

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Expected life (years)	5.96	5.27	5.95	5.20
Risk-free interest rate	3.34%	4.94%	2.84%	4.82%
Expected volatility	49.32%	150.45%	49.07%	151.39%
Expected dividend yield	None	None	None	None
Weighted average fair value	$5.14	$9.61	$5.40	$9.74

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes stock option activity through the six months ended June 30, 2008:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2008	3,683,855	$5.64
Granted	171,000	10.89
Exercised	(419,290)	3.94
Cancelled	(90,703)	9.96

Outstanding at June 30, 2008	3,344,862	$6.00	5.42	$14,326,806

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $9.86 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2008 was 2,193,942. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $1,212,000 and $431,000, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $2,595,000 and $1,651,000, respectively.
As of June 30, 2008 there was $5,949,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.34 years.
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
(6) Net Income (Loss) Per Share
The Company calculates net income (loss) per share under the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”). Under SFAS 128, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share are computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period using the treasury stock method.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted net loss per share is the same as basic loss per share for the six months ended June 30, 2008 as potential common stock instruments are anti-dilutive. For the three months ended June 30, 2008 and 2007, 1,960,182 and 1,148,870 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the six months ended June 30, 2008 and 2007, 1,677,307 and 1,062,440 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(2,640)	$7,152	$(3,046)	$7,087

Common shares outstanding:
Historical common shares outstanding at beginning of period	31,712	31,104	31,417	30,854
Weighted average common shares issued	50	36	245	221

Weighted average common shares outstanding — basic	31,762	31,140	31,662	31,075
Effect of dilution — stock options	—	2,406	—	2,449

Weighted average common shares outstanding — diluted	31,762	33,546	31,662	33,524

Net (loss) income per share — basic	$(0.08)	$0.23	$(0.10)	$0.23

Net (loss) income per share — diluted	$(0.08)	$0.21	$(0.10)	$0.21

(7) Deferred Revenue
Deferred revenue was $2,650,000 and $2,684,000 at June 30, 2008 and December 31, 2007, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.
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
U. S. Medical
Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices (“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. During the period covered by this report, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy and thrombus management as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2008 and 2007, cost allocations of these functions to Europe Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $910,000 and $1,104,000 for the three months ended June, 2008 and 2007, respectively and $1,434,000 and $1,887,000 for the six months ended June 30, 2008 and 2007, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Europe Medical
The Europe Medical segment is comprised of marketing and sales subsidiaries located in The Netherlands and Germany that serve Europe as well as the Middle East. Products offered by this reportable segment are the same as those offered by U.S. Medical. The Company has received CE mark approval for products that relate to four applications of excimer laser technology — coronary atherectomy, in-stent restenosis, lead removal, and peripheral atherectomy to clear blockages in leg arteries.
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Equipment	$1,602	$916	$2,940	$1,925
Disposable products	19,842	15,625	38,284	28,927
Service	2,194	1,900	4,239	3,730
Other, net of provision for sales returns	(147)	(170)	(310)	(293)

Subtotal — U.S. Medical	23,491	18,271	45,153	34,289

Equipment	606	174	927	228
Disposable products	2,355	1,731	4,002	2,855
Service	226	165	417	327
Other, net of provision for sales returns	20	32	30	39

Subtotal — Europe Medical	3,207	2,102	5,376	3,449

Total revenue	$26,698	$20,373	$50,529	$37,738

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Segment net income (loss):
U.S. Medical	$(2,854)	$6,343	$(3,319)	$6,210
Europe Medical	214	809	273	877

Total net income (loss)	$(2,640)	$7,152	$(3,046)	$7,087

	June 30,	December 31,
Segment assets:	2008	2007
U.S. Medical	$103,617	$102,309
Europe Medical	6,992	5,737

Total assets	$110,609	$108,046

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
For the three months and six months ended June 30, 2008, the Company recorded an income tax benefit of $815,000 and $1,095,000, respectively, against its pretax book loss of $3,455,000 and $4,141,000, respectively. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. As a result of the implementation of FIN 48, the Company performed a comprehensive review of its material tax positions in accordance with recognition and measurement standards established by FIN 48. The Company had no accrued interest or penalties related to uncertain tax positions as of June 30, 2008.
(10) Related Party Transactions
During the three and six months ended June 30, 2008, the Company paid $ 33,000 and $70,000, respectively, to a member of our Board of Directors under an agreement whereby the director provides training services to outside physicians on behalf of the Company.
(11) Commitments and Contingencies
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options, and oral arguments before the Federal Appeals Court have been scheduled for September 2008. However, in light of the jury verdict, Spectranetics has accrued $1,206,000 in expenses related to the verdict (the $650,000 awarded, and an additional $556,000 for royalties subsequent to the effective date of the jury award and through June 30, 2008), which are included in accrued liabilities on the Company’s consolidated balance sheet at June 30, 2008.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the loss in this case to be approximately $545,000, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which we expect to be followed closely by the Court in reaching its verdict as to the amount of damages. We have accrued the $545,000 estimate of the loss and such amount is included in accrued liabilities at June 30, 2008.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the “Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies. The Company is considering options in light of the Court of Appeal’s decision, including among them, an appeal to the Dutch Supreme Court. The Company intends to continue to vigorously defend the Dutch action.
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
Although 86% of our revenue was derived in the United States for the three months ended June 30, 2008, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement is received.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
In October 2005, we received 510(k) clearance from the FDA to incorporate several new features (80-Hz capability, “continuous on” lasing and lubricous coating) into our entire CLiRpath product line. The launch of this CLiRpath Turbo product line, to replace the CLiRpath catheters, was completed in the third quarter of 2006. In October 2006, we received FDA clearance to market our TURBO elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007.
In July 2007, we received clearance from the FDA to market our TURBO-Booster™ product for the treatment of arterial stenoses and occlusions in the leg. The TURBO-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The TURBO-Booster combined with Turbo elite™ laser catheters allows for removal of large amounts of plaque material within the superficial femoral artery (SFA) and popliteal artery. This approval represented a broader indication for use as compared to current labeling of the existing peripheral laser catheters. We began a limited market launch of the TURBO-Booster product in the third quarter of 2007, and a full launch was completed in the fourth quarter of 2007.
In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (“KNC”). Pursuant to an Asset Purchase Agreement among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat, ThromCat and SafeCross product lines for $10 million in cash. Under the terms of the Agreement, we will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $8 million upon the achievement of certain FDA approvals related to the acquired products. We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for the Company the endovascular products acquired by the Company under the Asset Purchase Agreement, and the Company will purchase such products exclusively from KNC for specified time periods ranging from six months for QuickCat to three years for ThromCat and SafeCross. Revenue from these products subsequent to the acquisition date is included in our reported vascular intervention disposable products revenue. Additionally, the Company and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on behalf of the Company, certain next-generation SafeCross and ThromCat products at KNC’s expense. The Company will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by the Company and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
Results of Operations
The following table summarizes key supplemental financial information for the last 5 quarters.

	2007						2008
(000’s, except per share and unit sale amounts)	2nd Qtr		3rd Qtr		4th Qtr		1st Qtr	2nd Qtr

Laser Revenue:
Equipment sales	$381		$1,185		$1,296		$674	$1,164
Rental fees	709		821		836		985	1,044

Total laser revenue	1,090		2,006		2,132		1,659	2,208

Disposable Products Revenue:
Vascular intervention revenue	12,527		12,110		12,701		13,733	14,845
Lead management revenue	4,829		5,143		6,899		6,356	7,352

Total disposable products revenue	17,356		17,253		19,600		20,089	22,197

Service and other revenue	1,927		1,967		2,178		2,083	2,293

Total revenue	20,373		21,226		23,910		23,831	26,698

Pre-tax income (loss)*	$1,017		$844		$628		$(685)	$(3,455	)(2)

Net income (loss)*	$7,152	(1)	$231	*	$(89)	*	$(405) *	$(2,640)	*
Net income (loss) per share:
Basic	$0.23		$0.01		$0.00		$(0.01)	$(0.08)
Diluted	$0.21		$0.01		$0.00		$(0.01)	$(0.08)

Net cash (used in) provided by operating activities	$1,667		$(200)		$2,082		$(1,272)	$1,988
Total cash and investment securities (current and non-current, including restricted investment)	$53,472		$53,833		$54,387		$53,388	$44,469

Laser sales summary:
Laser sales from inventory	2		3		5		3	6
Laser sales from evaluation/rental units	1		4		4		1	2

Total laser sales	3		7		9		4	8

*	Includes stock-based compensation of $714, $860, $937, $773 and $746, respectively.

1)	Results for the second quarter of 2007 included a non-cash tax benefit of $6,600 related to a reduction in the valuation allowance against our deferred tax asset.

2)	Results for the second quarter of 2008 included a $3,849 in-process research and development charge, or $2,351 after-tax, described in Note 4 — “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Worldwide Installed Base Summary:

	2007			2008
	Q2	Q3	Q4	Q1	Q2
Laser sales from inventory	2	3	5	3	6
Rental placements	38	25	25	27	32
Evaluation placements	5	4	8	—	4

Laser placements during quarter	45	32	38	30	42
Buy-backs/returns during quarter	(9)	(12)	(8)	(6)	(9)

Net laser placements during quarter	36	20	30	24	33

Total lasers placed at end of quarter	693	713	743	767	800

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Revenue for the second quarter of 2008 was $26,698,000, an increase of 31% as compared to $20,373,000 during the second quarter of 2007. This increase is mainly attributable to a 28% increase in disposable products revenue, which consists of single-use catheter products, and a 103% increase in equipment revenue.
We separate our disposable products revenue into two separate categories — vascular intervention and lead removal. For the three months ended June 30, 2008, our vascular intervention revenue totaled $14,845,000 (67% of our disposable products revenue) and our lead removal revenue totaled $7,352,000 (33% of our disposable products revenue). For the three months ended June 30, 2007, our vascular intervention revenue totaled $12,527,000 (72% of our disposable products revenue) and our lead removal revenue totaled $4,829,000 (28% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the peripheral and coronary vascular systems, grew 19% in the second quarter of 2008 as compared with the second quarter of 2007. Vascular intervention revenue growth was primarily due to unit volume increases from the continued penetration of our TURBO elite® product line as well as unit volume increases in our Quick-Cross® support catheter. To a lesser extent, the increase was due to post-acquisition revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. From the end of the second quarter of 2007 to the end of the second quarter of 2008, our installed laser base has increased from 693 to 800 lasers worldwide, an increase of 15%. Vascular intervention revenue growth from current levels will depend on a number of factors, including (1) our ability to increase market acceptance of our TURBO elite, TURBO Booster® and QuickCross product lines; (2) our ability to continue to increase the worldwide installed base of lasers, (3) our ability to increase market acceptance of the endovascular products acquired from Kensey Nash; and (4) the future success of our ongoing clinical research and product development within the peripheral and coronary atherectomy markets.
Lead removal revenue of $7,352,000 for the three-month period ended June 30, 2008 grew 52% as compared with the same three-month period in 2007. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. While removal of infected pacing and defibrillation leads is widely accepted, the predominant practice in this market is to cap non-functional leads and leave them in the body rather than to remove them. When an ICD or CRT-D device is implanted, it often replaces a pacemaker. In these cases, the old ventricular pacing lead may be removed to minimize the potential for venous obstruction when the new ICD leads and any additional pacing leads are implanted. We believe along with many top physicians that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Additionally, a large manufacturer of pacemakers and defibrillators and the related leads announced a recall in 2007 of 235,000 leads in the United States marketed under the Fidelis brand, due to a failure rate of these leads that was higher than that of other similar leads. Although physicians are not currently recommending the removal of all these Fidelis leads, except in certain limited circumstances, we expect a portion of these leads to be removed. We have initiated programs to educate clinicians on the management of complications associated with non-functioning leads that remain in the body, but there are no assurances that these programs will be successful or will change the current standard of care.
Laser equipment revenue was $2,208,000 and $1,090,000 for the three months ended June 30, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $1,164,000 during the three month period ended June 30, 2008 from $381,000 during the three month period ended June 30, 2007. We sold eight laser units (six outright sales from inventory and two conversions from rental units) during the second quarter of 2008 and three laser units (two outright sales from inventory and one conversion from a rental unit) during the same quarter in 2007. Rental revenue increased 47% during the three-month period ended June 30, 2008, from $709,000 in the second quarter of 2007 to $1,044,000 in the second quarter of 2008. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 33 during the quarter ended June 30, 2008, compared with an increase of 36 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 800 (636 in the U.S.) at June 30, 2008.
Service and other revenue increased to $2,293,000 for the second quarter of 2008 as compared to $1,927,000 the second quarter of 2007. The 19% increase was due primarily to the increased installed base of laser units.
Gross margin for the second quarter of 2008 was 72%, as compared with 75% in the second quarter of 2007. The gross margin decline was due to (1) higher facilities and quality assurance costs as compared with the year-ago quarter, and (2) increased mix of lower-margin laser and laser service revenues as compared with the year-ago quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
Operating expenses of $23,055,000 in the second quarter of 2008 increased 55% from $14,915,000 in the second quarter of 2007. This increase is mainly due to a 29% increase in selling, general and administrative expenses relative to the same period in 2007, and a 27% increase in research, development and other technology expenses relative to the same period of a year ago. In addition, in the second quarter of 2008, we expensed $3,849,000 of in-process research and development acquired from KNC as part of the endovascular product line acquisition
Selling, general and administrative expenses increased 29% to $15,801,000 for the three months ended June 30, 2008 from $12,240,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $3,000,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $1,100,000 associated with the staffing of 29 additional employees within our U.S. field sales and marketing organizations as of the end of the second quarter of 2008 as compared with the end of the second quarter of 2007. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $700,000, which is mainly due to the increase in revenues and additional employees.

•	Approximately $800,000 in increased sales-related costs for our international operations, of which approximately $150,000 relates to additional expenses related to the acquired endovascular product lines in Europe.

•	Increased expenses of approximately $400,000 in conventions and physician training expense due to increased spending on physician training regional summits and increased convention attendance as compared to the prior year, of which approximately $100,000 relates to additional expenses related to the acquired endovascular product lines. This category also includes sales-related materials and freight spending increases.
•	General and administrative expenses increased approximately $500,000 in the second quarter of 2008 compared with the same period of the prior year, primarily the result of the following:
•	Increased personnel-related costs of approximately $180,000 associated with the staffing of 5 additional employees in our general and administrative departments as of the end of the second quarter of 2008 as compared with the second quarter of 2007. These costs include salaries and related taxes, benefits, stock compensation expense, recruiting, and travel costs.

•	Increased outside services and consulting expenses of approximately $125,000 due to various projects related to the needs of our expanding workforce and information technology infrastructure.

•	Increased expenses of approximately $125,000 related to higher corporate insurance expense, as well as increased corporate depreciation and amortization expense and property tax expense
In addition, approximately $70,000 of the increase in selling, general and administrative expense relates to an increase in stock compensation expense included in selling, general and administrative expenses in the second quarter of 2008 as compared to the year-ago quarter, due to the grant of additional options to new employees.
Research, development and other technology expenses of $3,405,000 for the second quarter of 2008 represent an increase of 27% from $2,675,000 in the second quarter of 2007. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased clinical studies and regulatory expenses of approximately $350,000 related to a number of clinical studies being conducted by us that are in various stages of completion, as well as activities related to regulatory compliance.

•	Increased research and prototype materials expenses of approximately $250,000 due to increased R&D project activity for both laser systems and disposables.

•	Increased royalty expenses of approximately $130,000 due to higher sales of products incorporating technology that we license.
In addition, in the second quarter of 2008, we expensed $3,849,000 of in-process research and development acquired from KNC as part of the endovascular product line acquisition, which is discussed in more detail in “Note 4-Business Combination” to our condensed consolidated financial statements. The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
Interest income decreased to $494,000 in the second quarter of 2008 from $678,000 for the second quarter of 2007. The decrease in interest income in 2008 is due primarily to a lower investment portfolio balance, primarily as a result of the $10,000,000 paid to KNC for the endovascular product line acquisition.
For the three months ended June 30, 2008, we recorded an income tax benefit of $815,000 against our pretax book loss of $3,455,000. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability. A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.
We recorded a net loss for the three months ended June 30, 2008 of $2,640,000, compared with a net income of $7,152,000 in the same quarter last year. The current year quarter’s results included the $3,849,000 in-process research and development charge noted above, and the prior year quarter’s results included a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, caused a increase in consolidated revenue of $472,000 and an increase in consolidated operating expenses of $247,000.
Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Revenue for the first half of 2008 was $50,529,000, an increase of 34% as compared to $37,738,000 during the first half of 2007. This increase is mainly attributable to a 33% increase in disposable products revenue, which consists of single-use catheter products, and a 15% increase in service and other revenue.
We separate our disposable products revenue into two separate categories — vascular intervention and lead removal. For the six months ended June 30, 2008, our vascular intervention revenue totaled $28,578,000 (68% of our disposable products revenue) and our lead removal revenue totaled $13,708,000 (32% of our disposable products revenue). For the six months ended June 30, 2007, our vascular intervention revenue totaled $22,651,000 (71% of our disposable products revenue) and our lead removal revenue totaled $9,131,000 (29% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the peripheral and coronary vascular systems, grew 26% in the first half of 2008 as compared with the first half of 2007. Vascular intervention revenue growth was primarily due to unit volume increases from the continued penetration of our peripheral laser atherectomy product lines as well as unit volume increases in our Quick-Cross support catheter. To a lesser extent, the increase was due to post-acquisition revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. From the end of the second quarter of 2007 to the end of the second quarter of 2008, our installed laser base has increased from 693 to 800 lasers worldwide, an increase of 15%. Also, in October 2006, we received FDA clearance to market our TURBO Elite™ product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. We launched a limited market release of these products in the fourth quarter of 2006, with full transition to this product line substantially complete as of the end of the first quarter of 2007. Vascular intervention revenue growth from current levels will depend on a number of factors, including (1) our ability to increase market acceptance of our TURBO elite, TURBO Booster and QuickCross product lines; (2) our ability to continue to increase the worldwide installed base of lasers, (3) our ability to increase market acceptance of the endovascular products acquired from Kensey Nash; and (4) the future success of our ongoing clinical research and product development within the peripheral and coronary atherectomy markets.
Lead removal revenue grew 50% for the six-month period ended June 30, 2008, as compared with the same six-month period in 2007. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that 95% of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead removal sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Laser equipment revenue was $3,867,000 and $2,153,000 for the six months ended June 30, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $1,385,000 during the six-month period ended June 30, 2008 from $783,000 during the six-month period ended June 30, 2007. We sold 12 laser units (nine as outright sales from inventory and three conversions from rental units) during the first half of 2008 and six laser units (five as outright sales from inventory, and one sales conversion from an evaluation unit) during the same period in 2007. Rental revenue increased 48% during the six-month period ended June 30, 2008, from $1,370,000 in the first half of 2007 to $2,029,000 in the first half of 2008. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 57 during the six months ended June 30, 2008, compared with an increase of 70 laser systems during the first half of last year. This brings our worldwide installed base of laser systems to 800 (636 in the U.S.) at June 30, 2008.
Service and other revenue increased to $4,376,000 for the first six months of 2008 as compared to $3,803,000 the first six months of 2007. The 15% increase was due primarily to the increased installed base of laser units.
Gross margin for the first six months of 2008 was 72%, a decrease of two percentage points as compared with 74% the first six months of 2007. The gross margin decline was due to (1) higher facilities and quality assurance costs as compared with the year-ago six-month period, and (2) increased mix of lower-margin laser and laser service revenues as compared with the year-ago six-month period.
Operating expenses of $41,540,000 in the first six months of 2008 increased 48% from $28,157,000 in the first six months of 2007. This increase is mainly due to a 35% increase in selling, general and administrative expenses relative to the same period in 2007, and a 27% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 35% to $30,991,000 for the six months ended June 30, 2008 from $22,874,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $6,700,000 in the first six months of 2008 compared with same period of the prior year primarily as a result of the following:
•	Increased personnel-related costs of approximately $2,700,000 associated with the staffing of 29 additional employees within our U.S. field sales and marketing organizations as of the end of the second quarter of 2008 as compared with the second quarter of 2007. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $2,000,000, which is mainly due to the increase in revenues and additional employees.

•	Approximately $1,250,000 in increased sales-related costs for our international operations, of which approximately $150,000 relates to additional expenses related to the acquired endovascular product lines in Europe.

•	Increased expenses of approximately $750,000 in meetings and conventions expense, primarily related to: (1) the Company’s annual global sales meeting which takes place in the first quarter of each year, due to the increase in sales and marketing employees and a longer duration for the meeting and (2) increased spending on physician training regional summits. Approximately $100,000 of this increase was related to additional expenses related to the acquired endovascular product lines.
•	General and administrative expenses increased approximately $1,250,000 in the first six months of 2008 compared with the same period of the prior year, primarily the result of the following:
•	Increased personnel-related costs of approximately $600,000 associated with the staffing of 6 additional employees in our general and administrative departments as of the end of the second quarter of 2008 as compared with the second quarter of 2007. These costs include salaries and related taxes, benefits, recruiting, and travel costs.

•	Increased expenses of approximately $500,000 related to higher corporate facilities and telecommunications costs and increased outside consulting services.

•	Increased legal expense of approximately $160,000 due to costs related to the appeal of the Rentrop verdict (see Note 11-Commitments and Contingencies).
In addition, approximately $160,000 of the increase in selling, general and administrative expense relates to an increase in stock compensation expense included in selling, general and administrative expenses in the first half of 2008 as compared to the year-ago period, due to the grant of additional options to new employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
Research, development and other technology expenses of $6,700,000 for the first six months of 2008 represent an increase of 27% from $5,283,000 in the first six months of 2007. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $280,000 due primarily to the hiring of seven additional engineering and clinical studies employees since the year-ago period.

•	Increased clinical studies and regulatory expenses of approximately $450,000 related to a number of clinical studies being conducted by us that are in various stages of completion, as well as activities related to regulatory compliance.

•	Increased royalty expenses of approximately $300,000 due to higher sales of products incorporating technology that we license.

•	Increased research and development prototype materials expense of approximately $300,000 related to materials used in various R&D projects currently in progress.
In addition, in the second quarter of 2008, we expensed $3,849,000 of in-process research and development acquired from KNC as part of the endovascular product line acquisition, which is discussed in more detail in “Note 4-Business Combination” to our condensed consolidated financial statements. The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use.
Interest income decreased to $1,108,000 in the first six months of 2008 from $1,366,000 for the first six months of 2007. The decrease in interest income in 2008 is due primarily to a lower investment portfolio balance, primarily as a result of the $10,000,000 paid to KNC for the endovascular product line acquisition.
Pre-tax loss for the first six months of 2008 was $4,141,000, compared with pre-tax income of $1,182,000 for the same period of 2007. The current year six month period results included the $3,849,000 in-process research and development charge noted above. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.
For the six months ended June 30, 2008, we recorded a net income tax benefit of $1,095,000 against our pretax loss of $4,141,000. Included in the net tax benefit for the first six months of 2007 is a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 9, “Income Taxes,” to our accompanying condensed consolidated financial statements. In addition to the valuation allowance adjustment, for the six months ended June 30, 2007, we recorded an income tax provision of $695,000 against out pretax income for the period. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.
We recorded a net loss for the six months ended June 30, 2008 of $3,046,000, or ($0.10) per fully diluted share, compared with net income of $7,087,000, or $0.21 per fully diluted share, in the same period last year. The current year quarter’s results included the $3,849,000 in-process research and development charge noted above, and the prior year quarter’s results included a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, caused an increase in consolidated revenue of $704,000 and an increase in consolidated operating expenses of $400,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
Liquidity and Capital Resources
Cash, cash equivalents, and current and long-term investments in marketable securities as of June 30, 2008 were $44,469,000, a decrease of $9,918,000 from $54,387,000 at December 31, 2007. The decrease in cash and investments was primarily due to the $10,000,000 paid for the acquisition of the Kensey Nash endovascular product line in the second quarter of 2008. Operating activities provided cash of $716,000 for the six months ended June 30, 2008, due primarily to the fact that our net loss of $3,046,000 for the six months ended June 30, 2008 included non-cash net expenses of $7,417,000, which primarily consist of the in process research and development charge of $3,849,000; depreciation and amortization of $3,127,000; stock compensation expense of $1,519,000; and the non-cash deferred income tax benefit of ($1,135,000) and provisions for obsolete inventory of $57,000. Offsetting the cash provided by the net loss excluding non-cash items were changes in working capital which used cash of $3,655,000, primarily due to an increase in equipment held for rental or loan as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs, as well as an increase in accounts receivable as a result of our increased revenue.
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

	June 30, 2008	December 31, 2007
Days Sales Outstanding	53	55
Inventory Turns	5.4	4.6
For the six months ended June 30, 2008 cash used in investing activities was $26,917,000, including $10,066,000 paid for the acquisition of the Kensey Nash endovascular product line ($629,000 of acquisition-related costs were accrued and will be paid in the third quarter of 2008). Other investing activities for the six months ended June 30, 2008 included capital expenditures of $2,985,000, and purchases of investments (net of sales) of $13,866,000. Capital expenditures during the six months of 2008 were primarily related to the expansion of our manufacturing capacity as well as expenditures for leasehold improvements related to the move of our manufacturing to our newly-leased facility.
Cash provided by financing activities for the three month period ended June 30, 2008 was $2,195,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At June 30, 2008, there were no debt or capital lease obligations.
At June 30, 2008 the Company held $17.9 million in AAA rated auction rate securities. Auction rate securities are collateralized long-term debt instruments that have historically provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities has been classified as a long-term asset at June 30, 2008.
The Company continues to believe the carrying values of these auction rate securities are not permanently impaired and believes the positions will be liquidated without any significant loss. The Company has the intent and ability to hold these investments until the ARS market returns to normal liquidity levels, without any significant impact to the Company’s operations.
At June 30, 2008, and December 31, 2007, we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $26,933,000 and $23,420,000 was recorded as equipment held for rental or loan at June 30, 2008 and December 31, 2007, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured. Costs to maintain the equipment are expensed as incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)
We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue. As of June 30, 2008, 220 laser units were in place under the Cap-free program.

(2)	Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of June 30, 2008, 137 laser units were in place under the rental programs.

(3)	Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense. As of June 30, 2008, 91 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since the cap-free rental program has become our primary laser placement program since its introduction in June 2005.
We believe our liquidity and capital resources are sufficient to meet our operating and capital requirements through at least June 30, 2009.
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
Our critical accounting policies and estimates are included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2008. In addition to the policies and estimates included in that report, the following additional discussion of a significant estimate became relevant with the acquisition of the Kensey Nash endovascular product line in the second quarter of 2008:
Valuation of Purchased In-Process Research and Development (IPRD), Goodwill and Other Intangible Assets — When a business combination occurs, the purchase price is allocated based upon the fair value of tangible assets, IPRD, goodwill and intangible assets. The Company recognizes IPRD in a business combination for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. The Company considers, among other things, the project’s stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. The methodologies used in arriving at these estimates are in accordance with accepted valuation methods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities (other than auction rate securities, which are discussed in Note 3 to our condensed consolidated financial statements) have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of June 30, 2008, the unrealized gain on our investment securities was approximately $138,000.
As of June 30, 2008, we had cash and cash equivalents of $12.8 million, and current and long-term investment securities, including a restricted investment, of $31.7 million. At June 30, 2008, the investment securities consisted of auction rate securities, government agency securities and certificates of deposit.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended June 30, 2008, approximately $472,000 of increased revenue and $247,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended June 30, 2008 was a decrease in net income of $225,000.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options, and oral arguments before the Federal Appeals Court have been scheduled for September 2008. However, in light of the jury verdict, Spectranetics has accrued $1,206,000 in expenses related to the verdict (the $650,000 awarded, and an additional $556,000 for royalties subsequent to the effective date of the jury award and through June 30, 2008), which are included in accrued liabilities on the Company’s consolidated balance sheet at June 30, 2008.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the loss in this case to be approximately $545,000, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which we expect to be followed closely by the Court in reaching its verdict as to the amount of damages. We have accrued the $545,000 estimate of the loss and such amount is included in accrued liabilities at June 30, 2008.
Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the “Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt order. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies. The Company is considering options in light of the Court of Appeal’s decision, including among them, an appeal to the Dutch Supreme Court. The Company intends to continue to vigorously defend the Dutch action.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2007 Annual Report on Form 10-K, and Part II, Item 1A, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Items 2-3. Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on June 18, 2008.
(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Stockholders in 2011.

	For	Withheld
Emile J. Geisenheimer	27,065,784	596,105
John G. Schulte	27,241,759	396,370
Joseph M. Ruggio M.D., Craig M. Walker M.D., R. John Fletcher, David G. Blackburn, and Martin T. Hart continued their terms of office as directors after the meeting.
(2)	An Amendment to The Spectranetics Corporation 2006 Incentive Award Plan was approved:

In favor:	15,656,982
Against:	2,033,573
Abstain:	93,200
Broker non-votes	9,854,374
(3)	The appointment of Ehrhardt Keefe Steiner & Hottman PC as our independent registered public accounting firm for the current fiscal year was ratified:

In favor:	27,485,199
Against:	85,204
Abstain:	67,726
Item 5. Not applicable
Item 6. Exhibits

2.1
Asset Purchase Agreement dated as of May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and The Spectranetics Corporation (incorporated by reference to Exhibit 2.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed on May 13, 2008).

10.1
Manufacturing and Licensing Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). (incorporated by reference to Exhibit 10.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 5, 2008). (Portions of this exhibit have been granted confidential treatment)

10.2
Development and Regulatory Services Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). (incorporated by reference to Exhibit 10.2 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 5, 2008). (Portions of this exhibit have been granted confidential treatment)

10.3
Fifth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008 (incorporated by reference to Exhibit 10.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed June 23, 2008)

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 11, 2008	/s/ John G. Schulte
John G. Schulte President and Chief Executive Officer

August 11, 2008	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
2.1
Asset Purchase Agreement dated as of May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and The Spectranetics Corporation (incorporated by reference to Exhibit 2.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed on May 13, 2008).

10.1
Manufacturing and Licensing Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). (incorporated by reference to Exhibit 10.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 5, 2008). Portions of this exhibit have been granted confidential treatment.

10.2
Development and Regulatory Services Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). (incorporated by reference to Exhibit 10.2 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 5, 2008). Portions of this exhibit have been granted confidential treatment.

10.3
Fifth Amendment to the Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008 (incorporated by reference to Exhibit 10.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 23, 2008).

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification