Form 10-Q
period 2008-09-30
SPECTRANETICS CORP
filed 2008-11-10
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2008 there were 31,986,900 outstanding shares of Common Stock.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,754	$36,657
Investment securities available for sale	4,061	13,343
Restricted investment, current	1,350	—
Trade accounts receivable, net of allowances of $683 and $601, respectively	15,224	14,437
Inventories, net	6,617	5,892
Deferred income taxes, net	2,790	2,213
Prepaid expenses and other current assets	1,902	1,835

Total current assets	54,698	74,377
Property, plant and equipment, net of accumulated depreciation of $18,177 and $14,011, respectively	31,775	25,412
Long-term investment securities available for sale	16,430	3,037
Long-term deferred income taxes, net	3,421	3,238
Goodwill, net	3,246	308
Restricted investment, noncurrent	—	1,350
Other assets	1,027	324

Total Assets	$110,597	$108,046

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$15,088	$13,306
Deferred revenue	2,574	2,684

Total current liabilities	17,662	15,990
Other long-term liabilities	398	251

Total Liabilities	18,060	16,241

Commitments and contingencies

Shareholders’ Equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 31,986,900 and 31,416,877 shares, respectively	32	31
Additional paid-in capital	163,027	157,851
Accumulated other comprehensive (loss) income	(1,070)	512
Accumulated deficit	(69,452)	(66,589)

Total Shareholders’ Equity	92,537	91,805

Total Liabilities and Shareholders’ Equity	$110,597	$108,046

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$26,836	$21,226	$77,365	$58,964
Cost of revenue	7,617	5,455	21,820	15,203

Gross margin	19,219	15,771	55,545	43,761

Gross margin %	72%	74%	72%	74%
Operating expenses:
Selling, general and administrative	15,557	13,068	46,548	35,942
Purchased in-process research and development	—	—	3,849	—
Research, development and other technology	3,346	2,509	10,046	7,792

Total operating expenses	18,903	15,577	60,443	43,734

Operating income (loss)	316	194	(4,898)	27
Other income (expense):
Interest income	307	657	1,417	2,023
Other, net	(8)	(7)	(45)	(24)

Total other income	299	650	1,372	1,999

Income (loss) before income taxes	615	844	(3,526)	2,026
Income tax (expense) benefit	(432)	(613)	663	5,292

Net income (loss)	$183	$231	$(2,863)	$7,318

Net income (loss) per share — basic	$0.01	$0.01	$(0.09)	$0.23

Net income (loss) per share — diluted	$0.01	$0.01	$(0.09)	$0.22

Weighted average common shares outstanding:
Basic	31,970,099	31,336,121	31,765,217	31,163,367

Diluted	33,742,221	33,948,650	31,765,217	33,673,596

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,863)	$7,318
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option compensation	2,273	2,243
In-process research and development	3,849	—
Depreciation and amortization	5,299	3,517
Provision for obsolete inventories	87	244
Deferred income taxes	(760)	(5,347)
Net change in operating assets and liabilities	(4,427)	(10,308)

Net cash provided by (used in) operating activities	3,458	(2,333)

Cash flows from investing activities:
Purchase of Kensey Nash endovascular product line	(10,561)	—
Capital expenditures	(3,901)	(3,052)
Purchase of investment securities	(18,300)	(21,470)
Sales of investment securities	12,935	36,638

Net cash provided by (used in) investing activities	(19,827)	12,116

Cash flows from financing activities:
Proceeds from sale of common stock	2,904	2,545

Net cash provided by financing activities	2,904	2,545

Effect of exchange rate changes on cash	(438)	120

Net (decrease) increase in cash and cash equivalents	(13,903)	12,448
Cash and cash equivalents at beginning of period	36,657	9,999

Cash and cash equivalents at end of period	$22,754	$22,447

Supplemental disclosures of cash flow information
Cash paid for taxes	$361	$231

See accompanying unaudited notes to condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General
We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system for use with our proprietary excimer laser system. Excimer laser technology delivers relatively cool ultraviolet energy to ablate or remove arterial blockages including plaque, calcium and thrombus. Our laser system includes the CVX-300 laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain hundreds of small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. These procedures include atherectomy, which is a procedure to remove arterial blockages in the peripheral and coronary vasculature, and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers or implantable cardiac defibrillators, or ICDs, which are electronic devices that regulate the heartbeat. On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC), which include three product lines which the Company believes will broaden its product offerings within the thrombus management and chronic total occlusion (CTO) markets.
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
(2) New Accounting Standards
In December 2007, FASB issued Statement of Financial Accounting Standard (SFAS) No. 141R, Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities acquired in favor of a fair value method consistent with the guidance provided in SFAS 157 (see below). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. As a result, the adoption of the statement could have a material impact on the future operations of the company based on future acquisitions as well as the resolution of certain acquired tax items.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, (“SFAS 159”) which allows entities to account for most financial instruments at fair value rather than under other applicable generally accepted accounting principles (GAAP), such as historical cost. The accounting results in the instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company adopted this standard in the current year without any material impact to the financial statements as the Company did not make any such elections under this fair value option.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements , which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS No. 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS No. 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS No. 157 impacted by FSP SFAS No. 157-2. The partial adoption of SFAS No. 157 was prospective and did not have a significant effect on the Company’s Condensed Consolidated Financial Statements. The Company is currently evaluating the impact of applying the deferred portion of SFAS No. 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities. In accordance with FSP SFAS No. 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.
In October 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted as of January 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values as of September 30, 2008. See Note 3-Composition of Certain Financial Statement Items for further discussion.
(3) Composition of Certain Financial Statement Items
Investments
Investments consisted of the following:

	September 30,	December 31,
	2008	2007
Current investments
Government agency note	$3,022	$11,011
Certificates of deposit	1,039	2,332

Total current investments	$4,061	$13,343

Non-current investments
Auction rate securities	$16,430	$—
Government agency notes	—	3,037

Total non-current investments	$16,430	$3,037

Restricted investment
Certificate of deposit	$1,350	$1,350

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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents the fair value measurement of the Company’s investments pursuant to SFAS 157 using each of the valuation approaches as applied to each class of security:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Auction Rate Securities	$16,430	$—	$—	$16,430
Government Agency Notes	3,022	3,022	—	—
Certificates of Deposit	2,389	2,389	—	—

Total	$21,841	$5,411	$—	$16,430

The Company’s investments in government agency notes and certificates of deposit are valued using quoted active market prices.
As of September 30, 2008, we adjusted the $17.7 million carrying value of our auction rate securities (ARS) to the estimated fair market value of $16.4 million, and the $1.3 million temporary unrealized loss is reported in accumulated other comprehensive income (loss) within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout the third quarter. The fair value for our ARS at September 30, 2008 is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. The discount rate was calculated using the closest match available for other insured asset backed securities.
The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities has been classified as a long-term asset at September 30, 2008.
To date, we have collected all interest payable on outstanding ARS when due and expect to continue to do so in the future. We have also received three small redemptions totaling $300,000 of one of the issues of these securities, all at par. At this time, we have no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing our ARS. While the recent auction failures limit our ability to liquidate these investments, we believe that the ARS failures will have no significant impact on our ability to fund ongoing operations and growth initiatives. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity. We believe that based on our current cash, cash equivalents and marketable securities balances at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or ability to fund our operations in 2008.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Auction Rate
	Securities	Total
Beginning balance at January 1, 2008	$—	$—
Transfers in to Level 3	18,000	18,000
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	(1,270)	(1,270)
Redemptions (at par)	(300)	(300)

Ending balance	$16,430	$16,430

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income, as such unrealized losses are deemed by the Company to be temporary.
The restricted investment is an escrow fund established pursuant to the jury award and our appeal in the Rentrop case, which is discussed in Note 12, “Commitments and Contingencies.” The funds are expected to be restricted pending the outcome of our appeal of the verdict. The appeal is currently anticipated to be decided, and the restrictions removed, within the next 12 months, so the restricted investment is classified as current at September 30, 2008.
Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$1,572	$1,235
Work in process	2,373	2,876
Finished goods	2,988	2,050
Less reserve for obsolescence and variance	(316)	(269)

	$6,617	$5,892

Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land	$270	$270
Building and improvements	1,264	1,264
Manufacturing equipment and computers	14,470	12,537
Leasehold improvements	4,042	1,218
Equipment held for rental or loan	28,512	23,420
Furniture and fixtures	1,394	714
Less: accumulated depreciation and amortization	(18,177)	(14,011)

	$31,775	$25,412

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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) Business Combination
On May 30, 2008, we acquired the endovascular product lines of Kensey Nash Corporation for approximately $10,561,000, including acquisition costs of $695,000. The acquired products consist of (1) QuickCat™, an aspiration catheter used in the treatment of coronary and peripheral thrombus; (2) ThromCat®, a thrombectomy catheter system designed to remove more organized thrombus or blood clots from a patient; and (3) Safe-Cross ®, a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise be untreatable. The operating results related to these products have been included in our consolidated financial statements from the date of acquisition.
The aggregate purchase price has been allocated to the net assets acquired and IPR&D purchased as follows:

Tangible assets	$3,000
In-process research and development (IPR&D)	3,849
Goodwill	2,909
Intangible assets:
Customer relationships	500
Patents	303

Total purchase price	$10,561

The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining the acquired products with our existing products and our existing, much larger, sales force. The goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective estimated useful lives of three to five years.
At the date of acquisition, we immediately charged $3,849,000 to expense, representing purchased IPR&D related to a development project (for the next-generation ThromCat, with a fixed core) that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. Separate projected cash flows were prepared for both the existing as well as the in-process project. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting product has entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. Specifically, revenue and cash flows from the in-process project are currently expected to commence in 2009 following anticipated regulatory approval for the fixed core ThromCat in Europe. Revenue and cash flows in the U.S. are not expected to be significant until FDA approval is received and the indications for use of the product are expanded, if at all. The timing for expanding the indications for the fixed core ThromCat is dependent upon the FDA approval timeline, which has not yet been determined. Product costs used in the cash flow analysis consisted of the amounts provided for in the manufacturing agreement between Kensey Nash and the Company, entered into at the same time as the Asset Purchase Agreement between the two companies. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects.
The Company’s consolidated financial statements include results from the acquired product lines from the date of acquisition, May 30, 2008. The following unaudited pro forma information sets forth the combined revenue of Spectranetics’ and the acquired Kensey Nash product operations for the three months and nine months ended September 30, 2008 and 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited revenue for the 2008 periods is comprised of (i) Spectranetics’ historical revenue for the periods ending May 30, 2008, (ii) the acquired Kensey Nash products’ historical revenue for the periods ending May 30, 2008 and (iii) the Company’s actual revenue for the period from May 31, 2008 through September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$26,836	$22,540	$79,392	$62,409

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Historically, the Kensey Nash Endovascular Business was comprised of components of the KNC business and was not operated as a separately identifiable business segment. KNC operations and products were aggregated into a single reportable segment since they have similar economic characteristics, production processes, types of customers and distributions methods. As a result, by letter dated August 7, 2008 (the “August 7, 2008 letter”), the Securities and Exchange Commission (the “SEC”) granted our request to provide limited financial information with regard to the acquisition of the Kensey Nash Endovascular Business for the historical periods called for by Rule 3-05 of Regulation S-X, and such information was provided in our filing on Form 8-K/A on September 19, 2008. The SEC stated in the August 7, 2008 letter that it would waive the requirement set forth in Article 11 of Regulation S-X for pro forma statements of operations if such a presentation would require forward-looking information in order to meaningfully present the pro forma effect of the acquisition of the Kensey Nash Endovascular Business. Additionally, the SEC encouraged a presentation of forward-looking information regarding the revenues and expenses of the Kensey Nash Endovascular Business as reorganized under the Spectranetics’ corporate structure and management. Management concluded that forward-looking information would be required to meaningfully present the pro forma effect of the acquisition of the Kensey Nash Endovascular Business on the historical statements of operations of the Company. As a result, only a pro forma balance sheet as of March 31, 2008 was furnished in the Current Report on Form 8-K/A filed on September 19, 2008 along with a discussion of certain supplemental forward-looking information regarding the revenues and expenses of the Kensey Nash Endovascular Business as reorganized under the corporate structure and management of Spectranetics.
Under the terms of the Agreement, the Company will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $8 million upon the achievement of certain FDA approvals and other development milestones related to the acquired products. The Company simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for the Company the endovascular products acquired by the Company under the Asset Purchase Agreement, and the Company will purchase such products exclusively from KNC for specified time periods ranging from six months for QuickCat to three years for ThromCat and SafeCross. Additionally, the Company and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on behalf of the Company, certain next-generation SafeCross and ThromCat products at KNC’s expense. The Company will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by the Company and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.
The first milestone, related to the development of a next-generation version of the SafeCross RF CTO system, was achieved by Kensey Nash in October 2008 and as a result, the Company made a $1 million payment to Kensey Nash at that date, which will be recorded as additional goodwill.
(5) Stock-Based Compensation
The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified prospective transition method.
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through September 30, 2008 generally vest over three to four years and expire ten years from the date of grant. Options granted to the board of directors generally vest over three years from date of grant and expire ten years from the date of grant. At September 30, 2008, there were 573,790 shares available for future issuance under these plans.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company also maintains an employee stock purchase plan which provides for the purchase by employees of up to 1,350,000 shares of common stock. The plan provides eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock can be purchased each six-month period per year (twice per year). The purchase price is equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. At September 30, 2008, there were 54,734 shares available for issuance under this plan.
The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was $754,000 and $859,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $2,273,000 and $2,242,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, and (2) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures.
Valuation and Expense Information under SFAS 123(R)
The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provision and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months and nine months ended September 30, 2008 and 2007, respectively, using the Black-Scholes pricing model:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Expected life (years)	5.99	5.91	5.97	5.30
Risk-free interest rate	2.99%	4.23%	2.92%	4.74%
Expected volatility	70.72%	66.14%	60.92%	140.10%
Expected dividend yield	None	None	None	None
Weighted average fair value	$6.44	$8.60	$5.97	$8.94
The following table summarizes stock option activity through nine months ended September 30, 2008:

			Weighted Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding at January 1, 2008	3,683,855	$5.64
Granted	378,000	10.38
Exercised	(441,165)	3.89
Cancelled	(180,339)	10.55

Outstanding at September 30, 2008	3,440,351	$6.13	5.20	$3,285,501
The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.63 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2008 was 1,685,836. The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $140,847 and $1,704,417, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $2,736,261 and $3,355,326, respectively.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2008 there was $6,121,553 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 11.16% per year and is expected to be recognized over a weighted-average period of 2.57 years.
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
Diluted net loss per share is the same as basic loss per share for the nine months ended September 30, 2008 as potential common stock instruments are anti-dilutive. For the three months ended September 30, 2008 and 2007, 2,776,068 and 966,941 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2008 and 2007, 2,147,241 and 1,073,708 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$183	$231	$(2,863)	$7,318

Common shares outstanding:
Historical common shares outstanding at beginning of period	31,889	31,157	31,417	30,854
Weighted average common shares issued	81	179	348	309

Weighted average common shares outstanding — basic	31,970	31,336	31,765	31,163
Effect of dilution — stock options	1,772	2,613	—	2,511

Weighted average common shares outstanding — diluted	33,742	33,949	31,765	33,674

Net income (loss) income per share — basic	$0.01	$0.01	$(0.09)	$0.23

Net income (loss) income per share — diluted	$0.01	$0.01	$(0.09)	$0.22

(7) Comprehensive (Loss) Income
Comprehensive loss includes foreign currency translation gains and losses and unrealized losses on our investment securities (primarily auction-rate securities) that are classified as available for sale securities. The differences between net income (loss) and comprehensive (loss) income for each of these periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$183	$231	$(2,863)	$7,318

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(514)	174	(328)	232
Unrealized (loss) gain on investment securities	(1,348)	97	(1,254)	85

Comprehensive (loss) income	$(1,679)	$502	$(4,445)	$7,635

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) Deferred Revenue
Deferred revenue was $2,574,000 and $2,684,000 at September 30, 2008 and December 31, 2007, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.
(9) Segment and Geographic Reporting
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
U. S. Medical
Products offered by this reportable segment include an excimer laser unit (“equipment”), fiber-optic delivery devices and other non-fiber-optic products(“disposables”), and the service of the excimer laser unit (“service”). The Company is subject to product approvals from the FDA. At September 30, 2008, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States; however, the geographic areas served by this segment also include Canada, Mexico, South America, the Pacific Rim and Australia.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2008 and 2007, cost allocations of these functions to Europe Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to Europe Medical was $1,129,000 and $771,000 for the three months ended September, 2008 and 2007, respectively and $2,563,000 and $2,658,000 for the nine months ended September 30, 2008 and 2007, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
Europe Medical
The Europe Medical segment consists of marketing and sales subsidiaries located in The Netherlands and Germany that serve Europe as well as the Middle East. Products offered by this reportable segment are the same as those offered by U.S. Medical. The Company has received CE mark approval for products that relate to four applications of excimer laser technology — coronary atherectomy, in-stent restenosis, lead removal, and peripheral atherectomy to clear blockages in leg arteries.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Equipment	$2,247	$1,628	$5,187	$3,553
Disposable products	19,433	15,772	57,719	44,699
Service	2,238	1,870	6,474	5,600
Other, net of provision for sales returns	(144)	(137)	(453)	(430)

Subtotal — U.S. Medical	23,774	19,133	68,927	53,422

Equipment	176	378	1,102	606
Disposable products	2,651	1,480	6,655	4,335
Service	235	184	651	511
Other, net of provision for sales returns	—	51	30	90

Subtotal — Europe Medical	3,062	2,093	8,438	5,542

Total revenue	$26,836	$21,226	$77,365	$58,964

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Segment net income (loss):
U.S. Medical	$(222)	$(20)	$(3,443)	$6,190
Europe Medical	405	251	580	1,128

Total net income (loss)	$183	$231	$(2,863)	$7,318

	September 30,	December 31,
	2008	2007

Segment assets:

U.S. Medical	$103,357	$102,309

Europe Medical	7,240	5,737

Total assets	$110,597	$108,046

(10) Income Taxes
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
For the three months ended September 30, 2008, the Company recorded an income tax expense of $432,000 against its pretax book income of $615,000. For the nine months ended September 30, 2008, the Company recorded an income tax benefit of $663,000 against its pretax book loss of $3,526,000. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(11) Related Party Transactions
During the three and nine months ended September 30, 2008, the Company paid $20,000 and $90,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.
(12) Commitments and Contingencies
Federal Investigation
On September 4, 2008, the Company was jointly served by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado.
The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. Spectranetics is cooperating with the appropriate authorities regarding this matter.
Securities Class Actions
On September 23, 2008 (Hancook v. The Spectranetics Corp. et al.), September 24, 2008 (Donoghue v. The Spectranetics Corp. et al.), September 26, 2008 (Dickson v. The Spectranetics Corp. et al.) and October 17, 2008 (Jacobusse v. The Spectranetics Corp. et al.), securities class action lawsuits were filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Colorado. Donoghue also names Jonathan McGuire and Donald Fletcher as defendants, and Jacobusse also names Emile Geisenheimer as a defendant. On September 25, 2008 (Genesee County Employees’ Retirement System v. The Spectranetics Corp. et al.), a securities class action lawsuit was filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Delaware.
The complaints allege that the defendants either failed to disclose or made false and misleading statements about the Company’s business operations and financial performance including, among other things, the Company was improperly marketing, promoting and testing its products and the products of third parties for unapproved use; the Company received parts from international sources in violation of customs laws; the Company lacked effective regulatory compliance controls and adequate internal and financial controls; and that the Company’s financial results were materially inflated as a result. Plaintiffs seek class certification, compensatory damages, legal fees and other relief deemed proper.
Stockholder Derivative Action
On September 29, 2008, the derivative lawsuit of Kopps v. Geisenheimer et al. was filed in the United States District Court for the District of Colorado and names Emile Geisenheimer, David Blackburn, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker as defendants (the “Individual Defendants”), and the Company as a nominal defendant. The complaint alleges the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company’s stock price declined following disclosure of such investigation; the Company has received an inquiry from the Securities and Exchange Commission; and the Company has been sued by its former Director of Marketing alleging the Company marketed, promoted and tested its products for unapproved uses. Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper.
SEC Inquiry
On September 24, 2008, the Company received a request from the Denver office of the Securities and Exchange Commission for the voluntary production of certain documents. The Company is cooperating with the inquiry.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
FINRA Inquiry
On September 16, 2008, the Company received an inquiry from the Financial Industry Regulatory Authority (FINRA), a non-governmental market regulatory entity that provides market regulation for The Nasdaq Stock Market, relating to activity in the Company’s stock on September 4, 2008. The Company is cooperating with the inquiry.
Schlesinger Matters
A complaint was filed on September 5, 2008, in El Paso County, District Court, Colorado, by a former employee. The complaint names the Company, its General Counsel and its Chief Operating Officer as defendants. The complaint, Scott Schlesinger v. The Spectranetics Corporation, et al, alleges wrongful termination, breach of contract and promissory estoppel, among other claims, and includes allegations similar in nature to the matters the Company believes are being investigated by the FDA and ICE, as discussed above. The complaint seeks an unspecified amount of damages. The Company filed its response to the complaint on September 19, 2008. Spectranetics intends to vigorously defend itself against the claims in the complaint.
The plaintiff in Schlesinger also filed a claim with the U.S. Department of Labor, Occupational Safety and Health Administration (OSHA) in Denver, Colorado in May 2008 alleging discriminatory employment practices against the Company in violation of federal law. The claim seeks an unspecified amount of damages. The Company filed an initial response to the claim in late June 2008. The Company intends to vigorously defend itself against these allegations.
Both Schlesinger matters arise from concerns about certain company activities raised by a former company employee in April 2008. At that time, an independent committee of the Board retained outside counsel with extensive experience in FDA rules to look into the matters. This review is ongoing.
On October 29, 2008, the Company was notified that the spouse of the plaintiff in Schlesinger filed a claim with the U.S. Department of Labor, Occupational Safety and Health Administration (OSHA) in Denver, Colorado alleging discriminatory employment practices against the Company in violation of federal law. The Company intends to vigorously defend itself against these allegations.
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We currently plan to exhaust all of our appeal options. Oral arguments were heard by the Federal Circuit Court of Appeals on September 3, 2008, but the Court has not yet issued its decision on the appeal. However, in light of the jury verdict, Spectranetics has accrued $1,290,000 in expenses related to the verdict (the $650,000 awarded, and an additional $640,000 for royalties subsequent to the effective date of the jury award and through September 30, 2008), which are included in accrued liabilities on the Company’s consolidated balance sheet at September 30, 2008.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the loss in this case to be approximately $505,000, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which we expect to be followed closely by the Court in reaching its verdict as to the amount of damages. We have accrued the $505,000 estimate of the loss and such amount is included in accrued liabilities at September 30, 2008.
Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an earlier interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also twice held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt orders. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies.
The Company is considering options in light of the Court of Appeal’s decision, at the appropriate level in the Dutch Courts. The Company intends to continue to vigorously defend the Dutch action.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Form 10-K for the year ended December 31, 2007 and in this Form 10-Q under Part II, Item 1A. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 17, 2008. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.
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
Although 86% of our revenue was derived in the United States for the three months ended September 30, 2008, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement is received.
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
In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (“KNC”). Pursuant to an Asset Purchase Agreement among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat, ThromCat and SafeCross product lines for $10 million in cash. Under the terms of the Agreement, we will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $8 million upon the achievement of certain FDA approvals related to the acquired products. We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for the Company the endovascular products acquired by the Company under the Asset Purchase Agreement, and the Company will purchase such products exclusively from KNC for specified time periods ranging from six months for QuickCat to three years for ThromCat and SafeCross. Revenue from these products subsequent to the acquisition date will be included in our reported vascular intervention disposable products revenue. Additionally, the Company and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on behalf of the Company, certain next-generation SafeCross and ThromCat products at KNC’s expense. The Company will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by the Company and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.
On September 4, 2008, the Company was jointly served by the FDA and the ICE with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. The Company is cooperating with the appropriate authorities regarding this matter. See Part II, Item 1A, “Legal Proceedings” and Note 12, “Commitments and Contingencies” for a discussion of this and other legal proceedings in which the Company is involved.
As announced on September 15, 2008, the SALVAGE trial, a prospective, multicenter trial to evaluate the safety and performance of Spectranetics’ laser and certain other products for the treatment of in-stent restenosis (ISR) within nitinol stents implanted in the superficial femoral artery (SFA), was temporarily suspended by VIVA Physicians, Inc. At that date, 25 of the planned 100 patients with ISR in the SFA had been enrolled. VIVA elected to temporarily suspend enrollment in the study after being contacted by the FDA about a potential safety concern relating to the laser device. On September 11, 2008, Spectranetics submitted to the FDA a report entitled “Nitinol Ablation / Fatigue Testing Results” that indicates stents subjected to extensive fatigue testing following laser interaction had no fatigue-related failures. The testing that was the basis of this report began in December 2007 following development of a testing protocol reviewed by and agreed upon with FDA. The FDA did not have this report at the time they contacted VIVA regarding their potential concern. The Company is working with the FDA to provide all information associated with laser interaction with stents. There can be no assurance as to when, if at all, the SALVAGE trial will be resumed.
On October 22, 2008, the Company announced that its Board of Directors has appointed Emile J. Geisenheimer, the Company’s Chairman, to the additional roles of President and Chief Executive Officer. Mr. Geisenheimer’s appointment followed the resignation of John G. Schulte as President and Chief Executive Officer and as a director of the Company.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Results of Operations
The following table summarizes key supplemental financial information for the last 5 quarters.

	2007				2008
(000’s, except per share and unit sale amounts)	3rd Qtr		4th Qtr		1st Qtr	2nd Qtr		3rd Qtr
Laser Revenue:
Equipment sales	$1,185		$1,296		$674	$1,164		$1,408
Rental fees	821		836		985	1,044		1,015

Total laser revenue	2,006		2,132		1,659	2,208		2,423

Disposable Products Revenue:
Vascular intervention revenue	12,110		12,701		13,733	14,845		14,433
Lead management revenue	5,143		6,899		6,356	7,352		7,652

Total disposable products revenue	17,253		19,600		20,089	22,197		22,085

Service and other revenue	1,967		2,178		2,083	2,293		2,328

Total revenue	21,226		23,910		23,831	26,698		26,836

Pre-tax income (loss)*	$844		$628		$(685)	$(3,455	)(1)	$615

Net income (loss)*	$231	*	$(89	)*	$(405)*	$(2,640	)*	$183	*
Net income (loss) per share:
Basic	$0.01		$0.00		$(0.01)	$(0.08)		$0.01
Diluted	$0.01		$0.00		$(0.01)	$(0.08)		$0.01

Net cash (used in) provided by operating activities	$(200)		$2,082		$(1,272)	$1,988		$2,742
Total cash and investment securities (current and non-current, including restricted investment)	$53,833		$54,387		$53,388	$44,469		$44,595

Laser sales summary:
Laser sales from inventory	3		5		3	6		10
Laser sales from evaluation/rental units	4		4		1	2		1

Total laser sales	7		9		4	8		11

*	Includes stock-based compensation of $860, $937, $773, $746 and $754, respectively.

(1)	Results for the second quarter of 2008 included a $3,849 in-process research and development charge described in Note 4 — “Business Combinations” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report.
Worldwide Installed Base Summary:

	2007		2008
	Q3	Q4	Q1	Q2	Q3
Laser sales from inventory	3	5	3	6	10
Rental placements	25	25	27	32	23
Evaluation placements	4	8	—	4	5

Laser placements during quarter	32	38	30	42	38
Buy-backs/returns during quarter	(12)	(8)	(6)	(9)	(13)

Net laser placements during quarter	20	30	24	33	25

Total lasers placed at end of quarter	713	743	767	800	825

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
Revenue for the third quarter of 2008 was $26,836,000, an increase of 26% as compared to $21,226,000 during the third quarter of 2007. This increase is mainly attributable to a 28% increase in disposable products revenue, which consists of single-use catheter products, and a 21% increase in equipment revenue.
We separate our disposable products revenue into two separate categories — vascular intervention and lead removal. For the three months ended September 30, 2008, our vascular intervention revenue totaled $14,433,000 (65% of our disposable products revenue) and our lead removal revenue totaled $7,652,000 (35% of our disposable products revenue). For the three months ended September 30, 2007, our vascular intervention revenue totaled $12,110,000 (70% of our disposable products revenue) and our lead removal revenue totaled $5,143,000 (30% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the peripheral and coronary vascular systems, grew 19% in the third quarter of 2008 as compared with the third quarter of 2007. Vascular intervention revenue growth was primarily due to unit volume increases in our Quick-Cross® support catheter. To an approximately equal extent, the increase was due to post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. From the end of the third quarter of 2007 to the end of the third quarter of 2008, our installed laser base has increased from 713 to 825 lasers worldwide, an increase of 16%. Vascular intervention revenue growth from current levels will depend on a number of factors, including (1) our ability to increase market acceptance of our TURBO elite, TURBO Booster® and QuickCross product lines; (2) our ability to continue to increase the worldwide installed base of lasers, (3) our ability to increase market acceptance of the endovascular products acquired from Kensey Nash; and (4) the future success of our ongoing clinical research and product development within the peripheral and coronary atherectomy markets.
Lead removal revenue of $7,652,000 for the three-month period ended September 30, 2008 grew 49% as compared with the same three-month period in 2007. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. Generally, growth in the implantable defibrillator market contributes to growth in our lead removal business. Although we expect our lead removal business to continue to grow, there can be no assurances to that effect. While removal of infected pacing and defibrillation leads is widely accepted, the predominant practice in this market is to cap non-functional leads and leave them in the body rather than to remove them. When an ICD or CRT-D device is implanted, it often replaces a pacemaker. In these cases, the old ventricular pacing lead may be removed to minimize the potential for venous obstruction when the new ICD leads and any additional pacing leads are implanted. We believe along with many top physicians that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Additionally, a large manufacturer of pacemakers and defibrillators and the related leads announced a recall in 2007 of 235,000 leads in the United States marketed under the Fidelis brand, due to a failure rate of these leads that was higher than that of other similar leads. Although physicians are not currently recommending the removal of all these Fidelis leads, except in certain limited circumstances, we expect a portion of these leads to be removed. We have initiated programs to educate clinicians on the management of lead complications, but there are no assurances that these programs will be successful or will change the current standard of care.
Laser equipment revenue was $2,423,000 and $2,006,000 for the three months ended September 30, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $1,408,000 during the three month period ended September 30, 2008 from $1,185,000 during the three month period ended September 30, 2007. We sold eleven laser units (ten outright sales from inventory and one conversion from a rental unit) during the third quarter of 2008 and seven laser units (three outright sales from inventory and four conversions from evaluation or rental units) during the same quarter in 2007. Rental revenue increased 24% during the three-month period ended September 30, 2008, from $821,000 in the third quarter of 2007 to $1,015,000 in the third quarter of 2008. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 25 during the quarter ended September 30, 2008, compared with an increase of 20 laser systems during the same quarter last year. This brings our worldwide installed base of laser systems to 825 (657 in the U.S.) at September 30, 2008.
Service and other revenue increased to $2,328,000 for the third quarter of 2008 as compared to $1,967,000 in the third quarter of 2007. The 18% increase was due primarily to the increased installed base of laser units.
Gross margin for the third quarter of 2008 was 72%, as compared with 74% in the third quarter of 2007. The gross margin decline was due to (1) higher facilities and quality assurance costs as compared with the year-ago quarter, and (2) increased mix of lower-margin laser and laser service revenues as compared with the year-ago quarter.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Operating expenses of $18,903,000 in the third quarter of 2008 increased 21% from $15,577,000 in the third quarter of 2007. This increase is mainly due to a 19% increase in selling, general and administrative expenses relative to the same period in 2007, and a 33% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 19% to $15,557,000 for the three months ended September 30, 2008 from $13,068,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $1,510,000 in the quarter compared with last year’s quarter primarily as a result of the following:
•	Increased personnel-related costs of approximately $870,000 associated with the staffing of 16 additional employees within our U.S. field sales and marketing organizations in the third quarter of 2008 as compared with the third quarter of 2007. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $270,000, which is mainly due to the increase in revenues and additional employees.

•	Approximately $500,000 in increased sales-related costs for our international operations, of which approximately $300,000 was related to sales and marketing activities for the acquired Kensey Nash products in Europe.

•	The above increase were slightly offset by a $100,000 decrease in expenses related to convention attendance and physician training expense due to slightly decreased spending on physician training regional summits and decreased convention attendance as compared to the prior year.
•	General and administrative expenses increased approximately $980,000 in the third quarter of 2008 compared with the same period of the prior year, primarily the result of the following:
•	Increased legal expenses of approximately $460,000 compared to the prior-year quarter, due primarily to legal and related costs associated with the federal investigation discussed in Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this report, as well as additional consulting expenses of approximately $175,000 due to various projects related to the needs of our expanding workforce and information technology infrastructure.

•	Increased personnel-related costs of approximately $300,000 associated with the staffing of 5 additional employees in our general and administrative departments as of the end of the third quarter of 2008 as compared with the third quarter of 2007. These costs include salaries and related taxes, benefits, stock compensation expense, recruiting, and travel costs.
Research, development and other technology expenses of $3,346,000 for the third quarter of 2008 represent an increase of 33% from $2,509,000 in the third quarter of 2007. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs of approximately $300,000 associated with the staffing of 6 additional employees in our R&D and Clinical Studies departments as of the end of the third quarter of 2008 as compared with the third quarter of 2007. These costs include salaries and related taxes, benefits, stock compensation expense, recruiting, and travel costs.

•	Increased clinical studies and regulatory expenses of approximately $180,000 related to a number of clinical studies being conducted by us that are in various stages of completion, as well as activities related to regulatory compliance.

•	Increased prototype materials and technical consulting expenses of approximately $240,000 due to increased R&D project activity for both laser systems and disposables.

•	Increased royalty expenses of approximately $100,000 due to higher sales of products incorporating technology that we license.
Interest income decreased to $307,000 in the third quarter of 2008 from $657,000 for the third quarter of 2007. The decrease in interest income in 2008 is due primarily to a lower investment portfolio balance, primarily as a result of the $10,000,000 paid to KNC in the second quarter of 2008 for the endovascular product line acquisition. Lower interest rates on our invested balances also contributed to the decline in interest income.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
For the three months ended September 30, 2008, we recorded income tax expense of $432,000 against our pretax book income of $615,000. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability. A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition.
We recorded a net income for the three months ended September 30, 2008 of $183,000, compared with a net income of $231,000 in the same quarter last year.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, caused a increase in consolidated revenue of $325,000 and an increase in consolidated operating expenses of $172,000.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
Revenue for the first three quarters of 2008 was $77,365,000, an increase of 31% as compared to $58,964,000 during the same period in 2007. This increase is mainly attributable to a 31% increase in disposable products revenue, which consists of single-use catheter products, and a 16% increase in service and other revenue.
We separate our disposable products revenue into two separate categories — vascular intervention and lead removal. For the nine months ended September 30, 2008, our vascular intervention revenue totaled $43,010,000 (67% of our disposable products revenue) and our lead removal revenue totaled $21,364,000 (33% of our disposable products revenue). For the nine months ended September 30, 2007, our vascular intervention revenue totaled $34,761,000 (71% of our disposable products revenue) and our lead removal revenue totaled $14,274,000 (29% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the peripheral and coronary vascular systems, grew 24% in the first three quarters of 2008 as compared with the same period in 2007. Vascular intervention revenue growth was primarily due to unit volume increases from the continued penetration of our peripheral laser atherectomy product lines as well as unit volume increases in our Quick-Cross support catheter. To a lesser extent, the increase was due to post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. From the end of the third quarter of 2007 to the end of the third quarter of 2008, our installed laser base has increased from 713 to 825 lasers worldwide, an increase of 16%. Vascular intervention revenue growth from current levels will depend on a number of factors, including (1) our ability to increase market acceptance of our TURBO elite, TURBO Booster and QuickCross product lines; (2) our ability to continue to increase the worldwide installed base of lasers, (3) our ability to increase market acceptance of the endovascular products acquired from Kensey Nash; and (4) the future success of our ongoing clinical research and product development within the peripheral and coronary atherectomy markets.
Lead removal revenue grew 50% for the nine-month period ended September 30, 2008, as compared with the same nine-month period in 2007. We continue to believe our lead removal revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. The current standard of care in this market is to cap leads and leave them in the body rather than lead removal. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead removal sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser equipment revenue was $6,290,000 and $4,159,000 for the nine months ended September 30, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased to $2,793,000 during the nine-month period ended September 30, 2008 from $1,968,000 during the nine-month period ended September 30, 2007. We sold 21 laser units (19 as outright sales from inventory and two conversions from rental units) during the first three quarters of 2008 and 13 laser units (eight as outright sales from inventory, and five sales conversions from rental units) during the same period in 2007. Rental revenue increased 39% during the nine-month period ended September 30, 2008, from $2,191,000 in the first three quarters of 2007 to $3,044,000 in the first three quarters of 2008. This increase is due primarily to the increase in our installed rental base of laser systems.
Our worldwide installed base of laser systems increased by 82 during the nine months ended September 30, 2008, compared with an increase of 90 laser systems during the first nine months of last year. This brings our worldwide installed base of laser systems to 825 (657 in the U.S.) at September 30, 2008.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Service and other revenue increased to $6,701,000 for the first nine months of 2008 as compared to $5,771,000 the first nine months of 2007. The 16% increase was due primarily to the increased installed base of laser units.
Gross margin for the first nine months of 2008 was 72%, a decrease of two percentage points as compared with 74% the first nine months of 2007. The gross margin decline was due to (1) higher facilities and quality assurance costs as compared with the year-ago nine-month period, and (2) increased mix of lower-margin laser and laser service revenues as compared with the year-ago nine-month period.
Operating expenses of $60,443,000 in the first nine months of 2008 increased 38% from $43,734,000 in the first nine months of 2007. This increase is mainly due to a 30% increase in selling, general and administrative expenses relative to the same period in 2007, and a 78% increase in research, development and other technology expenses relative to the same period of a year ago.
Selling, general and administrative expenses increased 30% to $46,548,000 for the nine months ended September 30, 2008 from $35,942,000 in the prior year period. The increase is primarily due to:
•	Marketing and selling expenses increased approximately $8,200,000 in the first nine months of 2008 compared with same period of the prior year primarily as a result of the following:
•	Increased personnel-related costs of approximately $3,600,000 associated with the staffing of 18 additional employees within our U.S. field sales and marketing organizations in the third quarter of 2008 as compared with the third quarter of 2007. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $2,200,000, which is mainly due to the increase in revenues and additional employees.

•	Approximately $1,650,000 in increased sales-related costs for our international operations, of which approximately $300,000 was due to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe.

•	Increased expenses of approximately $700,000 in meetings and conventions expense, primarily related to: (1) the Company’s annual global sales meeting which takes place in the first quarter of each year, due to the increase in sales and marketing employees and a longer duration for the meeting and (2) increased spending on physician training regional summits.
•	General and administrative expenses increased approximately $2,400,000 in the first nine months of 2008 compared with the same period of the prior year, primarily the result of the following:
•	Increased personnel-related costs of approximately $830,000 associated with the staffing of 5 additional employees in our general and administrative departments as of the end of the third quarter of 2008 as compared with the third quarter of 2007. These costs include salaries and related taxes, benefits, recruiting, and travel costs.

•	Increased legal expense of approximately $630,000 primarily due both to costs related to the Federal investigation as well as the appeal of the Rentrop verdict (see Note 12-Commitments and Contingencies).

•	Increased expenses of approximately $430,000 related to outside consulting expenses of approximately $175,000 due to various projects related to the needs of our expanding workforce and information technology infrastructure.

•	Increased depreciation, insurance and other facilities-related expenses of approximately $300,000.

•	Increased stock compensation expense of approximately $120,000 included in selling, general and administrative expenses in the first nine months of 2008 as compared to the year-ago period, due to the grant of additional options to new employees.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Research, development and other technology expenses of $10,046,000 for the first nine months of 2008 represent an increase of 29% from $7,792,000 in the first nine months of 2007. In addition, included in the results for the first nine months of 2008 is $3,849,000 of in-process research and development expense acquired from KNC as part of the endovascular product line acquisition, which is discussed in more detail in “Note 4-Business Combination” to our condensed consolidated financial statements. The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use. During the third quarter of 2008, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase is primarily due to:
•	Increased personnel-related costs (including recruiting and travel) of approximately $700,000 due primarily to the hiring of six additional engineering and clinical studies employees since the year-ago period.

•	Increased clinical studies and regulatory expenses of approximately $600,000 related to a number of clinical studies being conducted by us that are in various stages of completion, as well as activities related to regulatory compliance.

•	Increased royalty expenses of approximately $400,000 due to higher sales of products incorporating technology that we license.

•	Increased prototype materials and outside consulting services expense of approximately $600,000 due to increased R&D project activity for both laser systems and disposables.
Interest income decreased to $1,417,000 in the first nine months of 2008 from $2,023,000 for the first nine months of 2007. The decrease in interest income in 2008 is due primarily to a lower investment portfolio balance, primarily as a result of the $10,000,000 paid to KNC in the second quarter of 2008 for the endovascular product line acquisition. Lower interest rates on our invested balances also contributed to the decline in interest income.
Pre-tax loss for the first nine months of 2008 was $3,526,000, compared with pre-tax income of $2,026,000 for the same period of 2007. The current year nine month period results included the $3,849,000 million in-process research and development charge noted above. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.
For the nine months ended September 30, 2008, we recorded a net income tax benefit of $663,000 against our pretax loss of $3,526,000. Included in the net tax benefit for the first nine months of 2007 is a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 9, “Income Taxes,” to our accompanying condensed consolidated financial statements. In addition to the valuation allowance adjustment, for the nine months ended September 30, 2007, we recorded an income tax provision of $1,308,000 against our pretax income for the period. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.
We recorded a net loss for the nine months ended September 30, 2008 of $2,863,000, or ($0.09) per fully diluted share, compared with net income of $7,318,000, or $0.22 per fully diluted share, in the same period last year. The current year nine-month results included the $3,849,000 million in-process research and development charge noted above, and the prior year nine-month results included a non-cash tax benefit of $6,600,000 related to a reduction in the valuation allowance against our deferred tax asset.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007, caused an increase in consolidated revenue of $954,000 and an increase in consolidated operating expenses of $591,000.
Liquidity and Capital Resources
Cash, cash equivalents, and current and long-term investments in marketable securities as of September 30, 2008 were $44,595,000, a decrease of $9,792,000 from $54,387,000 at December 31, 2007. The decrease in cash and investments was primarily due to the $10,000,000 paid for the acquisition of the Kensey Nash endovascular product line in the second quarter of 2008. Operating activities provided cash of $3,458,000 for the nine months ended September 30, 2008, due primarily to the fact that our net loss of $2,863,000 for the nine months ended September 30, 2008 included non-cash net expenses of $10,748,000, which primarily consist of the in-process research and development charge of $3,849,000; depreciation and amortization of $5,299,000; stock compensation expense of $2,273,000; the non-cash deferred income tax benefit of ($760,000); and provisions for obsolete inventory of $87,000. Offsetting the cash provided by the net loss excluding non-cash items were changes in working capital which used cash of $4,427,000, primarily due to an increase in equipment held for rental or loan as a result of expanding placement activity of our laser systems through evaluation, “cap free,” or rental programs, as well as an increase in accounts receivable as a result of our increased revenue.

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

	September 30, 2008	December 31, 2007
Days Sales Outstanding	49	55
Inventory Turns	4.5	4.6
For the nine months ended September 30, 2008 cash used in investing activities was $19,827,000, including $10,561,000 paid for the acquisition of the Kensey Nash endovascular product line. Other investing activities for the nine months ended September 30, 2008 included capital expenditures of $3,901,000, and purchases of investments (net of sales) of $5,365,000. Capital expenditures during the nine months of 2008 were primarily related to the expansion of our manufacturing capacity as well as expenditures for leasehold improvements related to the move of our manufacturing to our newly-leased facility.
Cash provided by financing activities for the nine month period ended September 30, 2008 was $2,904,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and stock issuances under our employee stock purchase plan. At September 30, 2008, there were no significant debt or capital lease obligations.
At September 30, 2008, and December 31, 2007 we had placed a number of laser systems on rental, “Cap-free,” and loan programs. A total of $28,512,000 and $23,420,000 was recorded as equipment held for rental or loan at September 30, 2008 and December 31, 2007, respectively, and is being depreciated over three to five years, depending on whether the laser system is new or remanufactured. Costs to maintain the equipment are expensed as incurred.
We currently offer three laser system placement programs in addition to the sale of laser systems:
(1)	Cap-free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue each month, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue. As of September 30, 2008, 222 laser units were in place under the Cap-free program.

(2)	Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue. We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $3,000 to $5,000 per month under this program. As of September 30, 2008, 155 laser units were in place under the rental programs.

(3)	Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense. As of September 30, 2008, 90 laser units were in place under the evaluation program. These laser systems contribute to revenue immediately through the sales of disposable products to customers that have acquired a laser system under an evaluation program. We expect the number of future evaluation laser placements to diminish since we no longer promote this program.
As of September 30, 2008, we adjusted the $17.7 million carrying value of our auction rate securities (ARS) to the estimated fair market value of $16.4 million, and the $1.3 million temporary unrealized loss is reported in accumulated other comprehensive income (loss) within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout the third quarter. The fair value for our ARS at September 30, 2008 is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. The discount rate was calculated using the closest match available for other insured asset backed securities.
If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity. We believe that based on our current cash, cash equivalents and marketable securities balances at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or ability to fund our operations in 2008.

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
Our critical accounting policies and estimates are included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2008. In addition to the policies and estimates included in that report, the following additional discussions of significant estimates became relevant during 2008:
Valuation of Purchased In-Process Research and Development (IPRD), Goodwill and Other Intangible Assets — When a business combination occurs, such as the acquisition of the Kensey Nash endovascular product line in the second quarter of 2008, the purchase price is allocated based upon the fair value of tangible assets, IPRD, goodwill and intangible assets. The Company recognizes IPRD in a business combination for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. The Company considers, among other things, the project’s stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD.
Valuation of Auction Rate Securities (ARS) —The fair value for our ARS at September 30, 2008 is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. The discount rate was calculated using the closest match available for other insured asset backed securities.
The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
The Company will reassess the temporary impairment recorded in the third quarter of 2008 in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired, which would result in a charge to our consolidated statement of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures. Since our investment securities have maturities that are generally less than one year and not more than two years, we do not expect interest rate fluctuations to have a significant impact on the fair value of our investment securities. As of September 30, 2008, the unrealized loss on our investment securities was approximately $1,710,000.
As of September 30, 2008, we had cash and cash equivalents of $22.8 million, and current and long-term investment securities, including a restricted investment, of $21.8 million. At September 30, 2008, the marketable securities consisted of auction rate securities, government agency securities and certificates of deposit.
The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
The Company will reassess the temporary impairment recorded in the third quarter of 2008 in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired, which would result in a charge to our consolidated statement of operations.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U. S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the quarter ended September 30, 2008, approximately $325,000 of increased revenue and $172,000 of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the three months ended September 30, 2008 was an increase in net income of $153,000.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings
Federal Investigation
On September 4, 2008, the Company was jointly served by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado.
The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. Spectranetics is cooperating with the appropriate authorities regarding this matter.
Securities Class Actions
On September 23, 2008 (Hancook v. The Spectranetics Corp. et al.), September 24, 2008 (Donoghue v. The Spectranetics Corp. et al.), September 26, 2008 (Dickson v. The Spectranetics Corp. et al.) and October 17, 2008 (Jacobusse v. The Spectranetics Corp. et al.), securities class action lawsuits were filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Colorado. Donoghue also names Jonathan McGuire and Donald Fletcher as defendants, and Jacobusse also names Emile Geisenheimer as a defendant. On September 25, 2008 (Genesee County Employees’ Retirement System v. The Spectranetics Corp. et al.) a securities class action lawsuit was filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Delaware.
The complaints allege that the defendants either failed to disclose or made false and misleading statements about the Company’s business operations and financial performance including, among other things, the Company was improperly marketing, promoting and testing its products and the products of third parties for unapproved use; the Company received parts from international sources in violation of customs laws; the Company lacked effective regulatory compliance controls and adequate internal and financial controls; and that the Company’s financial results were materially inflated as a result. Plaintiffs seek class certification, compensatory damages, legal fees and other relief deemed proper.
Stockholder Derivative Action
On September 29, 2008, the derivative lawsuit of Kopps v. Geisenheimer et al. was filed in the United States District Court for the District of Colorado and names Emile Geisenheimer, David Blackburn, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker as defendants (the “Individual Defendants”), and the Company as a nominal defendant. The complaint alleges the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company’s stock price declined following disclosure of such investigation; the Company has received an inquiry from the Securities and Exchange Commission; and the Company has been sued by its former Director of Marketing alleging the Company marketed, promoted and tested its products for unapproved uses. Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper.
SEC Inquiry
On September 24, 2008, the Company received a request from the Denver office of the Securities and Exchange Commission for the voluntary production of certain documents. The Company is cooperating with the inquiry.

FINRA Inquiry
On September 16, 2008, the Company received an inquiry from the Financial Industry Regulatory Authority (FINRA), a non-governmental market regulatory entity that provides market regulation for The Nasdaq Stock Market, relating to activity in the Company’s stock on September 4, 2008. The Company is cooperating with the inquiry.
Schlesinger Matters
A complaint was filed on September 5, 2008, in El Paso County, District Court, Colorado, by a former employee. The complaint names the Company, its General Counsel and its Chief Operating Officer as defendants. The complaint, Scott Schlesinger v. The Spectranetics Corporation, et al, alleges wrongful termination, breach of contract and promissory estoppel, among other claims, and includes allegations similar in nature to the matters the Company believes are being investigated by the FDA and ICE, as discussed above. The complaint seeks an unspecified amount of damages. The Company filed its response to the complaint on September 19, 2008. Spectranetics intends to vigorously defend itself against the claims in the complaint.
The plaintiff in Schlesinger also filed a claim with the U.S. Department of Labor, Occupational Safety and Health Administration (OSHA) in Denver, Colorado in May 2008 alleging discriminatory employment practices against the Company in violation of federal law. The claim seeks an unspecified amount of damages. The Company filed an initial response to the claim in late June 2008. The Company intends to vigorously defend itself against these allegations.
Both Schlesinger matters arise from concerns about certain company activities raised by a former company employee in April 2008. At that time, an independent committee of the Board retained outside counsel with extensive experience in FDA rules to look into the matters. This review is ongoing.
On October 29, 2008, the Company was notified that the spouse of the plaintiff in Schlesinger filed a claim with the U.S. Department of Labor, Occupational Safety and Health Administration (OSHA) in Denver, Colorado alleging discriminatory employment practices against the Company in violation of federal law. The Company intends to vigorously defend itself against these allegations.
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000. In September 2007, the judge ruled on several post-trial motions and accepted the verdict. We are currently pursuing all of our appeal options. Oral arguments were heard by the Federal Circuit Court of Appeals on September 3, 2008, but the Court has not yet issued its decision on the appeal. However, in light of the jury verdict, Spectranetics has accrued $1,290,000 in expenses related to the verdict (the $650,000 awarded, and an additional $640,000 for royalties subsequent to the effective date of the jury award and through September 30, 2008), which are included in accrued liabilities on the Company’s consolidated balance sheet at September 30, 2008.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the loss in this case to be approximately $505,000, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which we expect to be followed closely by the Court in reaching its verdict as to the amount of damages. We have accrued the $505,000 estimate of the loss and such amount is included in accrued liabilities at September 30, 2008.

Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an earlier interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. We have made all such payments. The United States District Court has also twice held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay our costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt orders. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies.
The Company is considering options in light of the Court of Appeal’s decision at the appropriate levels in the Dutch courts. The Company intends to continue to vigorously defend the Dutch action.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.
Item 1A. Risk Factors
The risk factors presented below update, and should be considered in addition to, the risk factors previously disclosed by us in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely.
Our business may be adversely affected by government investigations.
On September 4, 2008, we were jointly served by the FDA and the ICE with a search warrant requesting various documents more fully described in Part II, Item 1A, “Legal Proceeding” and Note 12, “Commitments and Contingencies.” We also received a request on September 24, 2008 from the SEC for the voluntary production of certain documents. The time and expense associated with responding to the SEC request and conducting an internal substantive review of the documents, underlying facts and other matters involved in the FDA and ICE investigation is extensive and we cannot predict the results of our internal review of the documents and underlying facts or the results of the FDA and ICE investigation. These and other government investigations or government requests for information may result in enforcement proceedings by one or more government agencies or other legal proceedings, or extensive fines, civil damages or penalties that could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from operating our business. An adverse decision in one or more of such administrative or other legal proceedings could also result in federal criminal liability or federal or state civil or administrative liability, and thus could result in substantial financial damages or criminal penalties that could have a material adverse effect on our reputation, business and financial condition.
We are involved in securities class action litigation and shareholder derivative litigation that could become expensive and divert management’s attention from operating our business.
Spectranetics and certain of its officers have been named as defendants in a number of securities class action lawsuits more fully described in Part II, Item 1A, “Legal Proceedings.” In addition, Spectranetics’ directors have been named in a shareholder derivative lawsuit. We maintain insurance for claims of this nature which may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings. Spectranetics’ extended involvement in these actions could result in substantial costs and divert management’s attention and resources from operating our business. Additionally, we may not be successful in having these lawsuits dismissed or settled within the limits of our insurance or at all.

Our business may be adversely affected by current litigation and other legal proceedings.
From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, and other legal proceedings or investigations, any of which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Part II, Item 1A, “Legal Proceeding” and Note 12, “Commitments and Contingencies.” Litigation is inherently unpredictable and can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business. There can be no assurance that there will not be an increase in the scope of these matters or that there will not be additional lawsuits, claims, proceedings or investigations in the future, nor is there any assurance that these matters will not have a material adverse impact on the Company.
Our regulatory compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
The development, manufacturing, distribution, pricing, sales, marketing and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. While we have a regulatory compliance program, we cannot assure you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, penalties and/or damages, exclusion from government healthcare programs or other sanctions or litigation.
As a result of the resignation of one of our directors and the appointment of a current director as our new president and chief executive officer, we are not in compliance with NASDAQ rules regarding the composition of our board of directors and audit committee, and there is a risk of delisting if the non-compliance is not cured within the time period allowed by NASDAQ.
On October 21, 2008, John G. Schulte resigned as our President, Chief Executive Officer and Director and Emile J. Geisenheimer was appointed as our President and Chief Executive Officer. In connection with Mr. Geisenheimer’s appointment as our President and Chief Executive Officer, he ceased to be an independent member of the Board of Directors. As a result, our Board of Directors is currently comprised of three independent directors and three directors whom the Board has determined are not independent under the NASDAQ rules, as well as a vacancy left by Mr. Schulte’s resignation. Mr. Geisenheimer has resigned as a member of our audit committee, leaving a vacancy on the committee. As a result, we are not presently in compliance with NASDAQ Stock Market Rule 4350(c)(1), which requires that a majority of our Board of Directors be comprised of independent directors, and NASDAQ Stock Market Rule 4350(d)(2)(A), which requires that our audit committee be comprised of at least three independent directors. These Rules provide the Company with a cure period to regain compliance, which shall be no later than the earlier of our next annual shareholders’ meeting or October 21, 2009, or no later than April 20, 2009 if the next annual shareholders’ meeting is held before April 20, 2009.
While we have every intention of regaining compliance within the cure period, there can be no assurance that we will be able to do so, and if we cannot cure such non-compliance, we face the risk of being delisted from the NASDAQ Global Market. If our stock is delisted from the NASDAQ Global Market, it would trade on the OTC Bulletin Board or in the “Pink Sheets” maintained by the National Quotation Bureau. Delisting from the NASDAQ Global Market could adversely affect the trading price of our common stock, reduce the liquidity of the market for our stock and negatively impact our reputation and our business.
Our investments in auction rate securities are currently illiquid and may never be saleable due to the recent deterioration of the U.S. credit and capital markets.
In accordance with Company policy, we invest our cash reserves in high-grade, highly liquid securities, which include auction rate securities (ARS). ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rata at pre-determined intervals, usually every 7, 28, 35, or 49 days. As of September 30, 2008, we held $16.4 million of principal invested in auction rate securities (ARS), all of which have AAA credit ratings. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at September 30, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company. As a result, the balance of the Company’s ARS has been classified as a long-term asset at September 30, 2008. If uncertainties in the credit and capital markets continue, these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity. We believe that based on our current cash, cash equivalents and marketable securities balances at September 30, 2008, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or ability to fund our operations in 2008.
Items 2-5. Not applicable

Item 6. Exhibits

10.1		Settlement Agreement and General Release dated as of August 8, 2008 between The Spectranetics Corporation and Steve Okland.

31.1	(a)	Rule 13(a)-14(a)/15d-14(a) Certification.

31.1	(b)	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	(a)	Section 1350 Certification.

32.1	(b)	Section 1350 Certification.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)
November 10, 2008	/s/ Emile J. Geisenheimer
Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

November 10, 2008	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer