Form 10-K
period 2008-12-31
SPECTRANETICS CORP
filed 2009-03-16
CIK 789132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 0-19711

THE SPECTRANETICS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	84-0997049
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The aggregate market value of the voting stock of the Registrant, as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $302,754,426, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of March 10, 2009, there were outstanding 32,143,084 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2009, are incorporated by reference into Part III as specified herein.

PART I

The information set forth in this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

•	Government investigations that may adversely affect our business, including the ongoing investigation by the Food and Drug Administration and the U.S. Immigration and Customs Enforcement;

•	Securities class action litigation and shareholder and/or other derivative litigation that is expensive and could divert management’s attention from operating our business;

•	Current litigation and other legal proceedings that may adversely affect our business;

•	Regulatory compliance is expensive and complex; our regulatory compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal, state and foreign regulations;

•	The highly competitive nature of the markets in which we sell our products, the introduction of competing products and competition with bigger companies with greater financial resources than we have. Specifically, competition is intensifying within the peripheral atherectomy market;

•	An adverse outcome from an inspection by the Food and Drug Administration could harm our business;

•	Continued or worsening adverse conditions in the general domestic and global economic markets and continued volatility and disruption of the credit markets, which, among other things, affects the ability of hospitals and other health care systems to obtain credit and may impede our access to capital;

•	Ability to efficiently relocate our manufacturing operations to our leased facility in north Colorado Springs;

•	Market acceptance of excimer laser atherectomy technology, including physician adoption of our products;

•	Increased pressure on expense levels resulting from expanded sales, marketing, product development, clinical activities, and costs associated with the federal investigation and shareholder litigation;

•	Dependence on new product development and new applications for excimer laser technology;

•	Lack of success or delays in the introduction of expected new products;

•	Uncertain success of our strategic direction, which relies on assumptions about the market for our products;

•	Lack of success or delays with our clinical trials that may harm our business;

•	Technological changes resulting in product obsolescence;

•	Exposure to assertions of intellectual property claims, failure to protect our intellectual property and expiration of certain of our patents;

•	Exposure to environmental and health safety laws which may result in liabilities, expenses and restrictions on our operations;

•	Adverse state, federal or international legislation and regulation;

•	Product defects and product recalls;

•	Stock price volatility;

•	Ability to effectively manage growth, attract and retain key personnel, and effectively manage acquisitions;

•	Ability to manufacture sufficient volumes to fulfill customer demand;

•	Availability of vendor-sourced component products which meet regulatory quality standards at reasonable prices;

•	Exposure to product liability claims;

•	Exposure to exchange rate risk and other risks that come from having international operations;

•	Failure of our customers to obtain third party reimbursement for their purchases of our products;

•	Illiquidity of our investments in auction rate securities; and

•	The risk factors listed from time to time in our filings with the Securities and Exchange Commission as well as those set forth in Item 1A, “Risk Factors.”

We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

ITEM 1.	Business

General

Over our 24 year history, we have developed our proprietary excimer laser technology, along with other non-laser products, that we believe has enabled us to effectively meet the needs of physicians and their patients.

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with our proprietary excimer laser system. More than 800 Spectranetics laser systems are used in hospitals worldwide. Excimer laser technology delivers relatively cool ultraviolet energy to ablate, or remove, multiple lesion morphology types which include plaque, calcium and thrombus. Our laser system includes the CVX-300® laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. Our Vascular Intervention disposable products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. We also market non-laser aspiration catheters for the removal of thrombus and non-laser support catheters to facilitate crossing of coronary and peripheral arterial blockages. Our Lead Management disposable product line includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Our Vascular Intervention products are designed to treat a wide range of cardiovascular disease, including peripheral and coronary arterial disease. Peripheral arterial disease (PAD) is characterized by clogged or obstructed arteries in the upper or lower leg. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation. According to the American Heart Association, about 8 million people in the United States have PAD, yet nearly 75% of these people do not have any symptoms or mistake the symptoms of PAD for another condition. Moreover, according to a 2004 report by the Sage Group, a market research firm, approximately 1.1 million people in the United States suffer from critical limb ischemia (CLI), an advanced form of PAD. In addition, according to this report, within six months of diagnosis, the mortality rate for CLI patients is approximately 20%, with another 35% requiring amputation, of which an estimated 160,000 amputations resulting from CLI are performed each year in the United States alone. According to a December 2007 Millennium Research Group report, there were 436,000 peripheral endovascular interventions performed in the United States during 2007 and that number is expected to grow to 682,000 in 2012.

Because our technology can be utilized to ablate all types of arterial blockages, we believe our system enables physicians to expand the number of minimally invasive procedures they can perform. For example, our system can be used to cross chronic total occlusions (CTO) in the heart or the leg. We believe our 0.9 mm catheters are smaller than any approved balloon angioplasty catheter or any other approved mechanical atherectomy device, which enables the treatment of smaller arteries in the lower leg.

We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, are looking for effective minimally invasive solutions to treat PAD. We believe that balloons and stents, although commonly used to treat PAD, have not been proven to have a long-lasting clinical benefit in the legs, while surgical bypass and amputation carry significant patient risk and cost. Laser atherectomy has emerged as a viable treatment option for PAD, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. We offer our Turbo Elite® atherectomy catheters in a broad range of sizes, enabling physicians to treat both smaller and larger diameter arteries. In addition, we believe our laser system and Turbo Elite catheter technology offer a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile as compared with other atherectomy devices.

In the coronary market, our disposable catheter devices are used to treat complex coronary artery disease as an adjunctive treatment to traditional percutaneous coronary interventions, or PCI, using balloons and stents. We have the following seven FDA approved indications:

•	occluded saphenous vein bypass grafts,

•	ostial lesions,

•	long lesions,

•	moderately calcified stenoses,

•	total occlusions traversable by guidewire,

•	lesions with previously failed balloon angioplasty, and

•	restenosis in 316L stainless steel stents, prior to brachytherapy.

We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacing and defibrillation leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion, and other less common reasons. We also believe that the large majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our lead management product line, which includes our Spectranetics Laser Sheath (SLS®) and our Lead Locking Device (LLD®) may reduce the risk of major complications associated with lead removal to less than 2%. We believe that long-term consequences associated with abandoned leads are more significant than generally believed.

Federal Investigation

On September 4, 2008, the Company was jointly served by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado.

The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. The Company is cooperating with the appropriate authorities regarding this matter. See Part I, Item 3, “Legal Proceedings” and Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules,” for a discussion of this and other legal proceedings in which the Company is involved.

Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 9965 Federal Drive, Colorado Springs, Colorado 80921. Our telephone number is (719) 633-8333.

Our corporate website is located at www.spectranetics.com. A link to a third-party website is provided at our corporate website to access our Securities and Exchange Commission (SEC) filings free of charge promptly after such material is electronically filed with, or furnished to, the SEC. We do not intend for information found on our website to be part of this document.

Our Products

Our disposable products are focused in two categories: Vascular Intervention and cardiac Lead Management.

Vascular Intervention Products

We have four primary product categories for the vascular intervention product line: Peripheral Atherectomy, Coronary Atherectomy, Thrombus Management, and Crossing Solutions.

Peripheral Laser Atherectomy

The peripheral atherectomy product line consists of a broad selection of proprietary laser catheters that are indicated for above-the-knee and below-the-knee treatments. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy or thrombectomy devices. Our laser catheters are offered in sizes ranging from 0.9 to 2.5 millimeters in diameter and contain up to 250 small, flexible optical fibers mounted within a thin plastic tube. These fibers are coupled to the laser using our intelligent connector, which identifies the catheter type to our CVX-300 laser computer, and automatically controls the calibration cycle and energy output. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion using conventional angioplasty tools, such as guidewires. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the blockage or lesion. Because our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip, it is able to break down the molecular bonds of plaque, calcium and thrombus into particles, the majority of which are smaller than red blood cells, without significant thermal damage to surrounding tissue. The table below highlights our laser product offerings for the treatment of peripheral arterial disease.

Sizes
	(mm unless		Vascular
	otherwise	Regulatory	System
Name	indicated)	Clearance	Indication	Key Features

Turbo Elite® Catheter	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S., Europe	Peripheral	80-Hz; “continuous on” lasing and lubricous coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions except for 2.3 and 2.5 (OTW only), which add improved ablation capability, pushability, and trackability.
Turbo-Booster®	7French, 8French	U.S., Europe	Peripheral	Functions as a laser guiding catheter and used in conjunction with Turbo Elite laser catheter. Turbo-Booster is used to offset the distal end of the laser catheter from the central plane of the vessel lumen allowing for circumferential guidance and positioning of the laser catheter.

Turbo Elite® Catheters.  The Turbo Elite catheter was designed specifically for the treatment of PAD in infraninguinal arteries. It is currently indicated for the treatment of all stenoses and occlusions within the arteries of the leg and has no known contraindications. It is effective in this area due to catheter flexibility and the active ablation area covering a high percentage of the catheter tip. We believe our Turbo Elite catheter technology offers a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile when compared with other atherectomy devices. We believe that our Turbo Elite technology reduces the risk of distal embolization, with proper advancement technique, because our laser can ablate blockages into particles, the majority of which are smaller than red blood cells. Distal embolization occurs when particles dislodged during PCI or atherectomy create a blockage elsewhere in the vasculature.

The Turbo Elite laser catheters, previously known as CLiRpath®, are available in 0.9, 1.4, 1.7, 2.0, 2.3 and 2.5 mm tip diameters and incorporate several advanced features (80-Hz capability, “continuous on” lasing and lubricous coating) for improved pushability, trackability and ablation capability.

Turbo-Booster®.  The Turbo-Booster, introduced in July 2007, functions as a laser guide catheter for the Turbo Elite laser catheters. Turbo-Booster allows for circumferential guidance and positioning of the laser catheter within the vessel. Turbo-Booster and Turbo Elite combined are engineered to remove larger amounts of plaque, create larger lumens, efficiently treat long, diffuse disease and effectively target both eccentric and concentric lesions in the superficial femoral artery (SFA) and popliteal arteries.

In the second half of 2009 we anticipate launching the Turbo-Booster II, a unique combination of a 7French Turbo-Booster fixated with a 2.0 mm laser catheter. Based upon the design of the current Turbo-Booster, we have made some product changes which will include the addition of a handle to facilitate proper positioning of the laser catheter on the Turbo-Booster ramp, distal tip designed to be slightly more stiff, and a device to allow for easier back loading of the guidewire into the device.

Coronary Laser Atherectomy

The coronary atherectomy product line consists of a broad selection of proprietary laser catheters that can be used in many different types of coronary artery disease (CAD) including: occluded saphenous vein bypass grafts, ostial lesions, long lesions, moderately calcified stenoses, total occlusions traversable by guidewire, lesions with previously failed balloon angioplasty, and restenosis in 316L stainless steel stents, prior to brachytherapy. In this market, our laser catheters are frequently used adjunctively with other devices such as balloons and stents. Like the peripheral laser product line, the coronary laser catheters are offered in sizes ranging from 0.9 to 2.0 millimeters in diameter and contain up to 250 small, flexible optical fibers mounted within a thin plastic tube. For the coronary catheters, the arrangement of these optical fibers is in concentric and eccentric configurations to better treat the many lesion geometries that are contained within the coronary arteries. The table below highlights our laser product offerings for the treatment of coronary artery disease.

Sizes
(mm unless
	otherwise	Regulatory
Name	indicated)	Clearance	Key Features

ELCA® Laser Ablation Catheter(1)	0.9, 1.4, 1.7, 2.0	U.S., Europe	Automatic off feature for patient safety; lubricous coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions (0.9 only), available in concentric or eccentric (1.7 and 2.0 only) laser bundles for larger vessels.

(1)	The ELCA Laser Ablation Catheter was formerly marketed under the brand names CLiRcross and Vitesse.

Thrombus Management

We acquired our thrombus management products from the Kensey Nash Corporation in May 2008 (see further discussion of the acquisition below under “Strategic Alliances”). The thrombus management product line consists of two thrombus removal devices intended to remove fresh, soft thrombi and emboli from vessels in the arterial system as well as to address thrombotic occlusions in dialysis grafts and fistulae. In this market, these devices are often used adjunctively with other devices such as balloons and stents. The table below highlights our thrombus management product offerings.

Regulatory
Name	Sizes	Clearance	Key Features

QuickCattm Catheter	6French Guide	U.S., Europe, Canada	4.5French crossing profile, hydrophilic coating, varying stiffness catheter for pushability at proximal end and flexibility at distal end.
ThromCat® Thrombectomy Catheter	6French Sheath	US — AVgrafts Europe — Coronary and infrainguinal (leg) arteries	5.5French crossing profile, automatic, continuous vacuum, easy set-up, no capital equipment, completely disposable.

QuickCattm Catheter:  The QuickCat aspiration catheter was designed for quick deliverability and efficient thrombus removal, primarily in acute coronary cases. It is provided with a 30cc vacuum syringe for thrombus aspiration and a 40 micron filter basket for visualization of debris post-procedure. The QuickCat catheter is available with a 4.5French crossing profile and a 145cm working length and is compatible with any 6French guide catheter.

ThromCat® Thrombus Removal System:  The ThromCat System is a mechanical system that can remove heavier burdens or more organized thrombus. It is currently indicated for use in synthetic arterial-venous dialysis grafts and fistulae. The ThromCat System is available with a 5.5French crossing profile and a 150cm working length and is compatible with a 6French sheath.

Crossing Solutions

Vascular
		Regulatory	System
Name	Sizes	Clearance	Indication	Key Features

Quick-Cross® Support Catheter	0.014”, 0.018”, 0.035”	U.S., Europe, Canada	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage
Quick-Cross Extreme	0.035”	U.S., Europe, Canada	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage
Cross-Pilottm	0.9mm OTW TURBO elite	U.S., Europe, Canada	Peripheral Coronary	Laser accessory product designed to support and assist the 0.9mm OTW TURBO elite laser catheter in the distal peripheral anatomy. It also allows for directed irrigation to the diseased area.
Safe-Cross®	0.014”, 0.035”	U.S., Europe	Peripheral Coronary	Radio-frequency (RF) CTO crossing device designed to cross total occlusions with guidance and power. Optical coherence technology for intra-artery visualization of vessel wall (for safety) and RF ablation for crossing.

Quick-Cross® Support Catheter:  We offer our Quick-Cross support catheters in 0.014”, 0.018” and 0.035” models with straight tip configurations. These support catheters are non-laser-based accessory products designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage.

Quick-Cross Extreme.  In December 2008, we introduced the Quick-Cross Extreme, a braided support catheter offering an angled configuration. It provides enhanced pushability and torque control when crossing through challenging lesions. Most importantly, Quick-Cross Extreme offers clinicians the reliability of the current Quick-Cross in a braided and angled configuration. We plan to introduce the 0.014” and 0.018” models in late 2009.

Cross-Pilottm.  The Cross-Pilot was launched in the first quarter of 2009. It is a braided 0.9mm OTW Turbo Elite support catheter offered in straight and angled configurations. It provides enhanced pushability and torque control when guiding the laser to the diseased area. It enables more direct saline flush and contrast infusion to the distal anatomy.

SafeCross® RF CTO Crossing System:  The SafeCross System, acquired from Kensey Nash in 2008, is a technological solution to the difficult problem of crossing chronic total occlusions in the arterial system. The system consists of the console and disposable device. The three functions of the console are: 1) generate the radio frequency ablation energy to create a channel through the occlusive plaque, 2) house the safety technology that constantly measures the distance the device tip is from the artery wall, and 3) contain the computerized control systems which dictate when the radio frequency energy can fire based on input from the safety mechanism. The disposable device delivers three benefits to the physician where the distal tip of the device crosses through the occlusive material: 1) a steerable catheter tip to traverse the total occlusion in the lumen of the artery, 2) the forward-looking safety signal, and 3) radio frequency ablation energy. The disposable device is available in standard guidewire diameters of 0.014” (0.36mm) and 0.035” (0.89mm), straight tip and angled tip. The devices are exchange length of 275 cm.

Lead Management Products

We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacing and defibrillation leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion, and other less common reasons. We also believe that the large majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our Spectranetics Laser Sheath resulted in a rate of major complication below 2%. We believe that long-term consequences associated with abandoned leads are more significant than generally believed.

We believe that one of the key drivers of our cardiac lead management business is the increased rate of implantable cardioverter defibrillators (ICD) implantation. According to recent clinical research conducted by the Cardiac Rhythm Management industry, patients suffering from congestive heart failure, as well as patients who have had prior heart attacks, may have reduced mortality risk as a result of the implant of an ICD. Since the most advanced ICD systems, known as cardiac resynchronization therapy defibrillators or CRT-Ds, have more leads per device than standard pacemakers, and since defibrillation leads are typically larger in diameter than pacemaker leads, the potential for venous obstruction is increased. This is especially true in scenarios where an existing pacing system is upgraded to an ICD system resulting in a redundant ventricular pacing lead. As a result, we believe these situations lend themselves to an increased likelihood of redundant leads being removed.

We believe, along with many top physicians, that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Additionally, a large manufacturer of pacemakers and defibrillators and the related leads announced a recall of 235,000 leads in the United States marketed under the Fidelis brand, due to a failure rate of these leads that was higher than that of other similar leads. Although physicians are not recommending the removal of all these Fidelis leads, we expect a portion of these leads to be removed.

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

Our CVX-300 excimer laser unit was initially approved by the FDA for lead removal procedures in December 1997, with several subsequent approvals and 510(k) clearances (see the “Government Regulation” section below for an explanation of the 510(k) clearance process) as we expanded our lead management product line. This product line currently includes the following:

Spectranetics Laser Sheath (SLS® II).  We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath, to be used with our CVX-300 excimer laser unit to remove implanted leads with minimal force. The SLS II laser sheath consists of optical fibers arranged in a circle between inner and outer polymer tubing.

The inner opening of the device is designed to allow a lead to pass through it as the device slides over the lead and toward the tip in the heart. Following the removal of scar tissue with the laser sheath, the lead is removed from the heart with counter-traction. The SLS II laser sheath uses excimer laser energy focused through the tip of the sheath to facilitate lead removal by ablating through scar tissue surrounding the lead with low-temperature ultraviolet light. We believe that the advantages of this approach include low trauma to the surrounding veins, low occurrence of complication, and both effectiveness and time efficiency that surpasses mechanical methods.

Lead Locking Device (LLD®).  Our Lead Locking Device product complements our current laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of faulty leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material. The LLD is advanced like a stylet down the innermost lumen of the lead, and then the braided mesh is expanded to grip the entire length of the lead’s inner lumen as tension is applied. This traction force is sometimes sufficient to remove the lead, but typically a sheath such as the SLS II is subsequently passed over the LLD and lead to complete the removal process. We believe that other similar stylet devices on the market, which merely grip the lead near the tip, provide less traction stability to support the lead removal process. In March 2005, we received 510(k) clearance from the FDA for the LLD E, an enhanced device that navigates more effectively within tortuous anatomy in the coronary vascular system. In 2008, we introduced a variant of this device, called LLD EZ®. Due to the materials and construction used, these models are more easily visualized under fluoroscopy than our earlier LLD products. Since the LLD line is not laser-based, it can also be used in conjunction with other mechanical sheaths for removal of pacing or defibrillation leads.

In 2008, one of our most significant investments included expansion of a dedicated sales team focused on Lead Management. For 2009, we will continue to invest in the Lead Management portion of our business, based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead removal market is under-penetrated. We believe that our investments in sales, marketing, training, and product development will fuel continued growth in our Lead Management business in 2009 and beyond.

Clinical Trials

We support many of our new product initiatives with clinical studies in order to obtain regulatory approval and provide certain marketing data. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve regulatory clearance and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness, performance and safety of a device, which is the basis for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials. The following is a summary of our key current and planned clinical trials, as well as a description of key historical trials that have concluded or are substantially complete. The trials listed below are intended to represent the significant trials we have commenced and, as such, may not be a complete listing of every trial conducted or underway. Furthermore, we can provide no assurance that each of the trials underway will be completed or that the clinical results of these trials will be favorable.

Current Vascular Intervention Clinical Trials

PATENT.  The Photo Ablation Using the Turbo-Booster and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, trial is a prospective, multi-center registry for the evaluation of the safety and performance of Spectranetics CE-marked peripheral atherectomy laser catheters used in conjunction with Turbo-Booster catheters for the treatment of certain patients presenting with in- stent restenosis of nitinol stents implanted within femoropopliteal arteries. We have engaged a third-party clinical research organization (CRO) to conduct this study, in which up to 100 subjects are expected to be enrolled at up to 10 sites in Germany. To date, 37 subjects have been enrolled at five centers.

TAAMI.  The Thrombus Ablation in Acute Myocardial Infarction, or TAAMI, study is a multicenter, prospectively randomized clinical trial to be conducted at 5 centers in Poland. Up to 200 patients presenting with acute myocardial infarction (AMI), or heart attack, will be enrolled. The study objectives are: 1) to assess whether Excimer Laser Coronary Ablation (ELCA) before direct stenting results in improved reperfusion success in patients presenting with acute ST wave elevation myocardial infarction (STEMI) and angiographically evident thrombus, versus balloon angioplasty and stenting and (2) to validate an ELCA technique for the treatment of STEMI, at high-volume centers experienced in the treatment of AMI. The study will utilize an independent data safety monitoring board, and angiographic and electrocardiographic core laboratories. The follow-up period is 30 days for primary safety endpoint data and 180 days to collect secondary safety endpoint data. To date 53 subjects have been enrolled at the five centers.

SALVAGE.  A prospective, multicenter trial to evaluate the safety and performance of Spectranetics’ laser with adjunctive percutaneous transluminal angioplasty (PTA) and the Gore VIABAHN® covered stent for the treatment of superficial femoral artery in-stent restenosis (ISR), SALVAGE is a physician-sponsored investigative device exemption (IDE) by the Vascular Interventional Advances (VIVA) Physicians Inc. and is co-funded by W.L. Gore and Spectranetics. The study will evaluate the effectiveness of this combination therapy as a treatment for patients with chronic lower limb ischemia associated with femoro-popliteal nitinol in-stent restenosis. Up to 100 patients with ISR of the SFA were to be enrolled in SALVAGE at up to 15 sites in the U.S.

The SALVAGE trial began in November 2007, and in September 2008, was suspended by VIVA Physicians, Inc. At that date, 27 of the planned 100 patients with ISR in the SFA had been enrolled. VIVA elected to temporarily suspend enrollment in the study after being contacted by the FDA about a potential safety concern relating to the laser device. On September 11, 2008, Spectranetics submitted to the FDA a report entitled “Nitinol Ablation / Fatigue Testing Results” that indicates stents subjected to extensive fatigue testing following laser interaction had no fatigue-related failures. The testing that was the basis of this report began in December 2007 following development of a testing protocol reviewed by and agreed upon with the FDA. The FDA did not have this report at the time they contacted VIVA regarding their potential concern. The Company is working with the FDA to provide all information associated with laser interaction with stents. There can be no assurance as to when, if at all, the SALVAGE trial will be resumed.

Current Lead Management Clinical Trial

LEXICON.  The Lead Extraction in Contemporary Settings, or LEXICON, trial is an observational, multi-center retrospective data collection study of consecutive laser lead extractions utilizing the lead management SLS II system, evaluating factors affecting success and complications. The study included 13 centers in the U.S. and 1,449 data sets. The objectives of the study were to (1) gather retrospective data related to safety and effectiveness of the lead management SLS II lead extraction system and (2) describe any relationships that exist between complication rates and perceived clinical factors, such as physician proficiency, age of lead, number of leads, patient co-morbidities, etc. Three abstracts from the study have been submitted to and accepted by the Heart Rhythm Society for presentation during its May 2009 meeting.

Historical Clinical Trials

The CELLO trial was a pivotal IDE clinical trial for our Turbo-Booster catheter in the treatment of larger diameter arteries within the legs. We enrolled 65 patients in the trial at 17 sites in the United States and Europe. The trial included patients with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Three independent core labs analyzed the angiographic, intravascular ultrasound, and duplex ultrasound data from the trial. The primary endpoints of the trial were the achievement of a minimum 20% reduction in the percent diameter stenosis post-laser compared to pre-intervention and major adverse events. The reduction in percent diameter stenosis following the use of the Turbo-Booster was 35% and there were no major adverse events reported through 6 months following the procedure. As a result, the primary endpoints were met. Further, the durability of the procedure was demonstrated through freedom from target lesion revascularization in 77% of the patients through twelve months following enrollment. Significant improvements in all clinical outcomes measured twelve months following the procedure were noted, including Rutherford category, ankle-brachial index and walking impairment. Based on a review of the data, in June 2007, we received clearance from the FDA to market our Turbo-Booster product for the treatment of arterial stenoses and occlusions in the leg. The Turbo-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The Turbo-Booster combined with Turbo Elite laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal arteries. This approval represented a broader indication for use as compared to previous labeling of the existing peripheral laser catheters.

The Extended Flow in Acute Myocardial Infarction patients after Laser Intervention trial, or Extended FAMILI trial, was a feasibility trial to rapidly restore blood flow in patients who have had a heart attack. This trial benchmarked quantitative endpoints common in other AMI trials, such as myocardial blush scores and ST-segment resolution, which is a measurement of heart muscle recovery following restoration of bloodflow to the heart after a heart attack, for a subset of patients. Enrollment in the trial was completed in 2005. The data from the trial was presented at the Trans Catheter Therapeutic (TCT) convention held in Washington, D.C. in October 2006. The myocardial blush scores compared favorably with other clinical trials using other thrombectomy or distal protection devices.

FDA clearance for use of our CVX-300 laser for the treatment of CTOs in the leg that are not crossable with a guidewire was based on the LACI trial, which dealt with multi-vessel PAD in patients presenting with CLI who are not eligible for bypass surgery. The LACI trial enrolled 145 patients at 15 domestic and several European sites. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization, and, as a result, at a higher risk for amputation. The primary endpoint was limb salvage for a six-month follow-up period. Data from the trial indicated a 93% success rate as compared with 87% in the historical control group of 789 patients treated with a variety of standard therapies, including bypass surgery. There were no statistical differences in serious adverse events between the LACI group and the historical control group. Although the clinical trial endpoints were achieved, the advisory panel to the FDA recommended non-approval in October 2003, citing concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment, since it was used adjunctively with balloons and stents. The FDA, which generally follows the advisory panel’s recommendation, issued a non-approval letter following the panel meeting. Based on input at the advisory panel meeting and subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed a 95% limb salvage rate among the surviving patients six months after the procedure. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial, but followed the LACI trial protocol. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. We received 510(k) clearance from the FDA on April 29, 2004.

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

Initial FDA approval for use of our excimer laser for coronary indications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty Study, or PELCA, which evaluated a registry of laser usage in blocked coronary arteries and served as the basis for the FDA approval for our technology in 1993.

With respect to our cardiac lead removal products, the Pacemaker Lead Extraction with the Excimer Sheath, or PLEXES, clinical trial was completed in October 1996 and demonstrated that use of our SLS increased the complete lead removal success rate to 94% as compared with 64% for mechanical lead removal techniques. This was a randomized trial that enrolled more than 750 patients. Another study completed in 1999 and published in December 2000 in the Journal of Interventional Cardiac Electrophysiology reported that using both our SLS and LLD increased our success rate to 98%.

Strategic Alliances

Kensey Nash.  On May 30, 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat, ThromCat and SafeCross product lines for $11.7 million in cash, including acquisition costs of $0.8 million and including a first milestone payment of $1.0 million paid to KNC in October 2008. Under the terms of the Agreement, we will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $7 million is payable based on various product development and regulatory milestones associated with the next generation ThromCat devices.

We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for us the endovascular products which we acquired under the Asset Purchase Agreement, and we will purchase such products exclusively from KNC for specified time periods. Revenue from these products subsequent to the acquisition date is included in our reported vascular intervention disposable products revenue and totaled $3.2 million in 2008.

Additionally, we also entered into a Development and Regulatory Services Agreement with KNC pursuant to which KNC will conduct work to develop, on our behalf, certain next-generation SafeCross and ThromCat products at KNC’s expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.

ELANA.  In 2004, we entered into a series of agreements with ELANA BV, a private company based in the Netherlands, which provides for us to supply laser systems and to develop and supply catheters to ELANA BV pursuant to their design requirements. A cross-licensing arrangement of selected intellectual property rights of Spectranetics and ELANA BV is also a part of the agreements. The products subject to these agreements are marketed by ELANA BV in Europe for use primarily in neurovascular bypass surgery. The products are also used in the United States in connection with clinical research conducted by ELANA.

Excimer Laser-Assisted Non-occlusive Anastomosis, or ELANA, is the only known surgical technique that enables surgeons to create a bypass without occluding the recipient vessel, ensuring continued blood supply during an operation. To make the anastomosis, which is the connection for the bypass graft, a platinum implant is attached onto the outside wall of the recipient vessel. The end of the bypass graft is stitched to the wall of the recipient vessel, using the implant as a guide. A specialized laser catheter is inserted through the bypass graft to the wall of the recipient vessel. Laser ablation is used to create a hole in the artery wall and the laser catheter removes the disc, enabling blood flow to the recipient vessel. Revenue derived from the sale of laser systems and single-use devices pursuant to the ELANA agreements was approximately $0.7 million for the year ended 2008.

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

Domestic Operations

According to a 2001 report by the Society of Cardiovascular Angiography and Interventions, there were over 2,100 cardiac catheterization laboratories operating in the United States in 2001. Our goal is to expand our customer base by continuing to focus our sales efforts on the 1,000 hospitals with cardiac catheter labs that we believe perform the highest volume of interventional procedures, as well as on stand-alone peripheral intervention practices. Since 2004, we have tripled the size of our sales organization.

U.S. Sales Organization.  At the beginning of 2008, we made a strategic decision to split our U.S. sales organization into two separate groups, one focusing on vascular intervention, and the other focusing on lead management. This split was made on the belief that while the laser is common to both atherectomy and lead extraction, there are very different selling strategies and physician specialties for these applications. A discussion of each of our sales teams follows:

Vascular Intervention Sales Team.  At December 31, 2008, our vascular intervention sales team was comprised of 77 field sales employees. Region sales managers are responsible for the overall management of a region, including sales of lasers and disposable products. They are directly responsible for the performance of the sales representatives in their district. Territory sales managers focus on the sale of lasers and disposable products and assist in training our customers and establishing relationships with physicians for the purpose of expanding their use of our laser devices within the accounts in their territory. Clinical specialists support the territory sales managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the operating lab and electrophysiologist lab. Our vascular intervention sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures which are done on a more regular basis and with a generally lower risk of complication and a wider range of treatment options, as compared with lead management.

Lead Management Sales Team.  At December 31, 2008, our lead management sales team was comprised of 35 field based personnel. Our regional managers have a similar role to their vascular intervention counterparts. Business development managers establish relationships primarily with electrophysiologists as well as cardiac surgeons, and coordinate the support of the clinical specialists required for these procedures. Clinical specialists support the business development managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the operating lab and electrophysiologist lab.

As of December 31, 2008 we had 112 field sales employees in our combined vascular intervention and lead management sales groups. The 112 field sales employees compares with 104 as of December 31, 2007. We believe the split of our sales organization into two separate groups has provided and will continue to provide expanded and focused resources on both markets in which we participate: Vascular Intervention and Lead Management.

As of December 31, 2008, our field team in the United States also included field service engineers who are responsible for the installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis.

We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth, and we have increased our sales and marketing capabilities over the last few years through the addition of personnel to our sales organization. Since the use of excimer laser technology is highly specialized, our marketing product managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales teams and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We currently have two defined marketing teams, supporting our two newly created sales organizations, which include product managers and associate product managers who are responsible for global marketing activities for each of our target markets.

International Operations

We market and sell our products in Europe, the Middle East and Russia through Spectranetics International, B.V., a wholly-owned subsidiary, and Spectranetics Deutschland GmbH, a wholly-owned subsidiary of Spectranetics International, B.V., as well as through distributors. Spectranetics Deutschland GmbH, formerly Kensey Nash Europe GmbH, was acquired from the Kensey Nash Corporation in May 2008.

During 2008, we sold our products through direct sales operations in Germany, France, Belgium, the Netherlands, Luxembourg and Switzerland. We sold products in other countries through a network of local country distributors. In 2008, Spectranetics International, B.V. and Spectranetics Deutschland GmbH revenues totaled $11.7 million, or 11% of our revenue compared with $7.7 million, or 9% of our revenue in 2007. We received expanded reimbursement for our products in Germany and Belgium during 2007.

At December 31, 2008, our international sales team was comprised of 14 sales, sales management and distribution management personnel. These sales professionals sold both the Vascular Intervention and Lead Management products. As of December 31, 2008, our international field service team also included 3 service engineers who are responsible for the installation of each laser and participation in the training program at each site.

In addition to the operations of Spectranetics International, B.V. and Spectranetics Deutschland GmbH, we conduct international business in Japan and other selected countries in the Pacific Rim and Latin America through distributors. We also have a direct sales presence in Puerto Rico which falls under our international operations. In 2008, revenue from these foreign operations totaled $2.1 million, or 2% of our revenue, compared with $2.2 million, or 3% of our revenue, in 2007. In conjunction with our Japanese Market Authorization Holder (MAH), DVx Inc., we have regulatory approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market our laser and various models of our coronary and lead extraction catheters in Japan. We have submitted an application for reimbursement approval for these products in Japan to the MHLW. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained. We are working with our current MAH to secure reimbursement approval in Japan, but we cannot assure you that our revenue in Japan will in fact increase if reimbursement approval is received. In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products. Foreign sales may be subject to certain risks, including export/import licenses, tariffs, foreign exchange rate fluctuations, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our most direct competitors are manufacturers of atherectomy products that primarily use mechanical methods to remove arterial blockages in the peripheral and coronary. We also compete against manufacturers of products used in adjunctive or alternative therapies within the peripheral and coronary atherectomy markets, such as balloon angioplasty and stents (peripheral), bypass surgery (peripheral and coronary) and amputation (peripheral).

Although balloon angioplasty and stents are used extensively in the coronary vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary and peripheral procedures.

Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships with collaborators, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.

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

Manufacturers of atherectomy or thrombectomy devices include ev3 Inc., Boston Scientific Corporation, Cardiovascular Systems, Inc., Pathway Medical Technologies, Inc., Possis Medical, Inc. and Straub Medical AG.

We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete in the United States and internationally with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed.

Manufacturing

We manufacture substantially all of our product lines with the exception of products acquired from Kensey Nash in 2008 (Quick-Cross Extreme and Cross-Pilot catheters are delivered to us assembled, ready for final pack). We have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the production process. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control lead time, costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility and to scale manufacturing, should market demand increase.

Our manufacturing facilities are subject to periodic inspections by federal and state and other regulatory authorities, including Quality System Regulations (QSR) compliance inspections by the FDA and ISO compliance inspections by TÜV, which is a private company authorized by European medical agencies to assess and certify compliance with regulatory requirements. We have undergone nine inspections by the FDA for QSR compliance since 1990, and TÜV has conducted an inspection each year since 1993. Each inspection resulted in a limited number of noted observations, to which we believe we have provided adequate responses.

We purchase certain components of our CVX-300 laser unit from several sole source suppliers. In addition, most raw materials, components and subassemblies used in our disposable devices are purchased from outside suppliers and are generally readily available from multiple sources. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production. In addition, we may encounter difficulties in scaling up production of laser units and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.

During 2008, we moved several manufacturing lines producing 510(k) product to our expanded leased facility in north Colorado Springs, which includes approximately 17,000 sq. ft. of manufacturing space. All product currently built at our new facility can be shipped within the U.S. market. Recent site approval from TÜV will allow us to also ship product built at the new facility to CE Mark countries. Further approvals are needed from the FDA and TÜV before the laser and certain disposable product lines can be manufactured at the new facility, primarily products that were initially approved under the PMA process (see the “Government Regulation” section below for an explanation of the PMA process), and we currently anticipate that the move of all manufacturing functions will be substantially completed by the end of 2009. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA and TÜV as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.

Patents and Proprietary Rights

We hold 58 issued U.S. patents, including 21 acquired as part of the Kensey Nash acquisition, and have rights to 15 additional U.S. patents under license agreements. We also hold nine issued patents in each of Germany and the United Kingdom, eight issued patents in France, seven in Italy, six in Japan and four in the Netherlands. Also, we hold 33 pending U.S. patent applications and 26 pending foreign patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser unit, general features of the laser system, the use of the laser and our catheters together, and specific design features of our catheters.

Two of our licensed patents, relating to a laser method for severing or removing blockages within the body, expired in August and November 2005, respectively, and another of our licensed patents relating to the use of a laser in a body lumen expired in July 2006. In addition, certain of the coupler patents and system patents expire in 2010. We are currently exploring new technology and design changes that may extend the patent protection for the coupler and system patents; however, we cannot assure you that we will be successful in doing so.

In 2007, we purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based our sales of QuickCat products that use inventions claimed by the patent. During 2008, we entered into a license agreement with Medtronic, which granted them a non-exclusive paid-up license to this patent and settled patent infringement litigation we had initiated.

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

We are party to a patent license agreement dated February 28, 1997 with Medtronic, Inc. pursuant to which Medtronic has granted us a worldwide exclusive license to commercialize products using certain Medtronic patents and technology related to our SLS device. The license agreement expires on the date of expiration of the last licensed patent unless terminated earlier as a result of breach, insolvency, or our failure to perform for more than 180 days within any 12-month period due to force majeure. We pay Medtronic royalties as a specified percentage of net sales of products using the licensed Medtronic patents. For fiscal 2008, we incurred royalties of approximately $0.9 million to Medtronic under this license agreement.

We are party to an amended vascular laser angioplasty catheter license agreement with SurModics pursuant to which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using their patents or a quarterly minimum royalty. The license agreement expires on the later of the date of expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the amount of royalties we pay SurModics is not greater than specified levels. For fiscal 2008, we incurred royalties of approximately $0.6 million to SurModics under this license agreement.

In 2004, we purchased certain intellectual property assets related to our Turbo-Booster product from Peripheral Solutions, Inc. (PSI). Pursuant to our agreement with PSI, we have made payments to PSI upon the completion of certain sales and FDA approval milestones. The next contingent milestone payments would be in the amount of $100,000, based on issuance of the first U.S. patent relating to the intellectual property assets, and $1.0 million upon the sale of the first 100,000 units of the Turbo-Booster product.

Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are and have in the past been a party to legal proceedings involving our intellectual property and may be a party to future proceedings. See Item 1A, “Risk Factors” and Item 3, “Legal Proceedings.”

Research and Development

From inception through 1988, our primary emphasis in research and development was on the CVX-300 laser unit. Since 1988, our research and development efforts have focused on refinement of the CVX-300 laser unit, as well as on development of disposable catheter devices to address a broad range of cardiovascular applications. Currently our product development and technology teams are focused on the development of additional disposable devices addressing the vascular intervention and lead management markets, as well as the development of our next-generation laser platform.

Our team of research scientists, engineers and technicians supported by third-party research and engineering organizations as needed, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $11.4 million in 2008, $9.1 million in 2007 and $8.1 million in 2006. In 2008, we also expensed $3.8 million of in-process research and development related to a development project acquired from Kensey Nash in May 2008. We expect our research and development costs to increase in 2009 as we advance clinical research focused on peripheral arterial disease, as well as increased product development activities.

Third-Party Reimbursement

Our CVX-300 laser unit and related disposable devices are generally purchased by hospitals and stand-alone peripheral intervention practices, which then bill various third party payers for the healthcare services provided to their patients. These payers include Medicare, Medicaid and private insurance payers. Most public and private insurance payers base their coverage and payment systems upon the Medicare Program. Medicare coverage policies and payment rates depend on the setting in which the services are performed. For inpatient hospital services, hospitals generally are reimbursed for inpatient operating costs under the hospital inpatient prospective payment system, or IPPS. Payment under IPPS is determined by the patient’s condition and other patient data and procedures performed during the inpatient stay, which are classified into a Diagnosis-Related Group, or DRG. IPPS payment amounts, therefore, do not necessarily reflect the actual cost of the medical device used or the services provided. Hospitals performing inpatient procedures using our technology are paid the applicable DRG payment rate for the inpatient stay. For outpatient hospital services, payments also are made under a prospective payment system — the hospital outpatient prospective payment system, or OPPS. OPPS payments are based on Ambulatory Payment Classifications, or APCs, under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are comparable clinically and in terms of resources. In addition to payments made to hospitals for procedures using our technology, the Centers for Medicare and Medicaid Services make separate payments to physicians for their professional services. Payments to physicians are made under the national Medicare Physicians Fee Schedule. Procedure costs and payment rates vary depending on the complexity of the procedure, various patient factors and geographical location. Private payers have, in the past, provided limited coverage for certain laser treatments and procedures, and they may institute new policies that negatively impact reimbursement levels or coverage of our products.

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

Most third-party payers currently cover and reimburse for procedures using our products. Certain private payers have determined that some procedures in which our technology is used should not be covered. While we believe that a laser atherectomy procedure offers a less costly alternative for the treatment of certain types of cardiovascular disease, we cannot assure you that the procedure will receive adequate coverage and reimbursement and will be viewed as cost-effective under future coverage and reimbursement guidelines or other healthcare payment systems, especially when used adjunctively with other therapies, such as balloons and stents.

Government Regulation

Overview of Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we will perform:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market safety reporting.

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

A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with accepted Quality System Regulations (QSR), which impose elaborate testing, control, documentation and other quality assurance procedures.

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

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an IDE application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A non-significant risk device does not require FDA approval of an IDE. Both significant risk and non-significant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers where the device will be used.

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

Although the FDA Quality System Regulations do not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

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

With respect to our international operations, in November 1994, we received ISO 9001 certification from TÜV, which allows us to manufacture products for use in the European Community within compliance of the manufacturing quality regulations. In addition, we received CMDCAS (Canadian) certification by TÜV during January 2002. We have received CE (Communauté Européene) mark registration for all of our current products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

We are subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To date, compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position.

Product Liability Insurance

Our business entails the risk of product liability claims. We maintain product liability insurance in the amount of $10 million per occurrence with an annual aggregate maximum of $10 million. We cannot assure, however, that product liability claims will not exceed such insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all.

Employees

As of December 31, 2008, we had 427 full time employees, including 37 in research and development and clinical and regulatory affairs; 159 in manufacturing and quality assurance; 162 in marketing, sales and field service; 41 in administration in the United States and 28 in marketing, sales and administration in our international operations. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.	Risk Factors

Our business may be adversely affected by government investigations.

On September 4, 2008, we were jointly served by the FDA and the ICE with a search warrant requesting various documents more fully described in Part I, Item 3, “Legal Proceedings” and in Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” We also received a request on September 24, 2008 from the SEC for the voluntary production of certain documents. The time and expense associated with responding to these requests is extensive and we cannot predict the outcome of these investigations. These and other government investigations or government requests for information may result in enforcement proceedings by one or more government agencies or other legal proceedings, or extensive fines, civil damages or penalties, or could require changes in how we do business that could have a material adverse impact on our reputation, business and financial condition and divert the attention of our management from operating our business. An adverse decision in one or more of such administrative or other legal proceedings could also result in federal criminal liability or federal or state civil or administrative liability, and thus could result in substantial financial damages or criminal penalties that could have a material adverse effect on our reputation, business and financial condition.

We are involved in securities class action litigation and shareholder derivative litigation that is expensive and could divert management’s attention from operating our business.

Spectranetics and certain of its officers have been named as defendants in a number of securities class action lawsuits more fully described in Part I, Item 3, “Legal Proceedings” and in Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” In addition, Spectranetics’ directors have been named in a shareholder derivative lawsuit, which is also described in Part I, Item 3 and Note 18. The Company is generally obligated to indemnify its present and former Directors and Officers against all losses, including expenses, incurred in such cases and to advance their reasonable legal defense expenses in such cases, as well as in the government investigations, unless certain conditions apply. The Company is honoring these obligations unless it determines that they are inapplicable. We maintain insurance for claims of this nature which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings. Spectranetics’ extended involvement in these actions could result in substantial costs and divert management’s attention and resources from operating our business. Additionally, we cannot provide assurance that these or other lawsuits will be successfully dismissed or settled or that any settlement, dismissal or other disposition or our obligation to indemnify and advance the expenses of our present and former Directors, Officers and agents will be covered by our insurance or, if covered, will be within the limits of our insurance. An adverse outcome in these matters or a prolonged uninsured expense and indemnification obligation could have a material adverse impact on the Company.

Our business may be adversely affected by current litigation and other legal proceedings.

From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, and other legal proceedings or investigations, any of which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Part I, Item 3, “Legal Proceedings” and Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” Litigation is inherently unpredictable and can result in excessive verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business. There can be no assurance that there will not be an increase in the scope of these matters or that there will not be additional lawsuits, claims, proceedings or investigations in the future, nor is there any assurance that these matters will not have a material adverse impact on the Company.

Our regulatory compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.

The development, manufacturing, distribution, pricing, sales, marketing, import, export and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and to extensive regulation in foreign countries. While we have a regulatory compliance program, we cannot assure you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws. If we fail to comply with any of these regulations and/or laws a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, penalties and/or damages, exclusion from government healthcare programs or other sanctions or litigation.

The Company received a notice from the Staff of the NASDAQ Stock Market that it was not in compliance with NASDAQ’s independent director and audit committee requirements as set forth in NASDAQ Marketplace Rule 4350.

On October 21, 2008, John G. Schulte resigned as our President, Chief Executive Officer and Director and Emile J. Geisenheimer was appointed as our President and Chief Executive Officer. Mr. Geisenheimer also resigned as a member of our audit committee, leaving a vacancy on the committee.

On February 19, 2009, two independent directors were appointed to our Board of Directors. As a result, a majority of our Board of Directors is now comprised of independent directors. However, we have not appointed either of the new directors to any committees of the Board, so we are not presently in compliance with NASDAQ Stock Market Rule 4350(d)(2)(A), which requires that our audit committee be comprised of at least three independent directors. This Rule provides the Company with a cure period to regain compliance, which shall be no later than the date of our next annual shareholders’ meeting, which is currently anticipated to be held on June 10, 2009. If we do not comply with these requirements, our stock could be delisted from the NASDAQ stock market.

Our investments in auction rate securities are currently illiquid and may never be saleable due to the recent deterioration of the U.S. credit and capital markets.

We invest our cash reserves in high-grade securities, which include auction rate securities (ARS). ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 49 days. Beginning in February 2008, auctions of these securities began failing because sell orders exceeded buy orders. As of December 31, 2008, we held $17.7 million of principal invested in ARS, $14.7 million of which have AAA credit ratings and $3 million of which have an A3 credit rating. The underlying assets of the auction rate securities the Company holds, including the securities for which auctions have failed, are student loans which are over 95% guaranteed by the U.S. government under the Federal Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the ARS held by us at December 31, 2008 have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company. As a result, the balance of the Company’s ARS was classified as a long-term asset at December 31, 2008 and we adjusted the $17.7 million carrying value of the securities to the estimated fair market value of $15.6 million as a temporary impairment. If uncertainties in the current credit and capital markets continue, these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets have recently experienced extreme volatility and disruption. The strength of the United States and global economy has become increasingly uncertain, and the prospects for a period of prolonged recession or slower growth appear strong. We believe that the turbulence in the financial markets, liquidity crisis and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and will contribute to pressures on operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care. As a result, we expect many of our customers to scrutinize costs more carefully, and some to trim budgets and look for opportunities to further reduce or slow capital spending. Further, strengthening of the United States dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into United States dollars. Additionally, the disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

Our ability to increase our revenue is largely dependent on our ability to successfully penetrate our target markets and develop new products for those markets.

Our ability to increase our revenue from current levels depends largely on our ability to increase sales (1) in the peripheral arterial disease (PAD) market with our Turbo Elite line of disposable catheters that was introduced in 2004, and (2) in the lead management market with our lead management product line. A substantial portion of our growth in 2008 and 2007 was derived from sales of these products and in order to increase future revenue, we must increase sales of these products to existing and new customers. Beyond Turbo Elite and lead management, new products will need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD and lead management markets, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.

Our future growth depends on physician adoption of our products, which requires physicians to change their screening, referral and treatment practices.

Although we believe there is a correlation between PAD and coronary artery disease, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be other physicians, including general practitioners and podiatrists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of our products in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for treatment with our laser system. If we are not successful in educating physicians about screening for PAD or about risks related to infected, defective or abandoned pacemaker and ICD leads, and risks associated with the removal of problematic pacemaker and ICD leads, our ability to increase our revenue may be impaired. In addition, in order to accelerate growth of our lead removal products, we must change the current standard of care for abandoned pacemaker and ICD leads, which is simply to cap the abandoned leads and leave them in the body.

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

Although balloon angioplasty and stents are used extensively in the coronary and peripheral vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary and peripheral procedures. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.

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

Manufacturers of atherectomy or thrombectomy devices include ev3 Inc., Boston Scientific Corporation, Cardiovascular Systems, Inc., Pathway Medical Technologies, Inc., Possis Medical, Inc. and Straub Medical AG.

We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, we compete in the United States and internationally with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed.

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

Regulatory compliance is expensive and complex, and approvals can often be denied or significantly delayed.

Our products are regulated as medical devices, which are subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly, time consuming and complex. FDA regulations are wide-ranging and govern, among other things:

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

Some of our licensed patents have expired and others will expire in 2010, and our patents and proprietary rights may be proved invalid, which would enable competitors to copy our products.

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

We incurred losses from operations since our inception in September 1984 until the year 2000, and again in 2002, 2006 and 2008 (with a loss from operations incurred of $6.3 million for the year ended December 31, 2008). At December 31, 2008, we had accumulated $70.5 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future.

The amount of our net operating loss carryovers may be limited.

We have net operating loss carryovers (NOLs) which may be used by us as an offset against taxable income, if any, for U.S. federal income tax purposes. In addition, we have foreign NOLs which may be used by us as an offset against taxable income in the Netherlands. However, the amount of NOLs that we may use in any year in the U.S. could be limited by Section 382 of the Internal Revenue Code of 1986, as amended, in addition to certain limitations we are currently subject to. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.

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

For the year ended December 31, 2008, our revenue from international operations represented 13% of consolidated revenue, of which 11% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.

Our international operations may not be successful or may not be able to achieve revenue growth.

We use both a direct sales organization and distributors for sales of our products throughout most of Europe, the Middle East, the Pacific Rim and Latin America. The sales and marketing efforts on our behalf by international distributors could fail to attain long-term success.

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

We began to relocate our manufacturing operations to our expanded leased facility in northern Colorado Springs in 2008. If we fail to conduct the relocation in an efficient manner, our operation results may be adversely affected.

During 2008, we began relocating our laser and catheter manufacturing operations to our new leased facility in north Colorado Springs, which includes approximately 17,000 sq. ft. of manufacturing space. The move of manufacturing operations commenced in the second quarter of 2008 and is expected to be substantially complete by the end of 2009. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.

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

We have experienced increased unit volume demand and our ability to fulfill customer demand is becoming more difficult. To manage our growth, we must expand our facilities, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing and assembly process is complex, and we must scale this entire process to satisfy customer expectations and increased demand. In addition, we entered into a new lease in December 2006 for a 75,000 square foot building. We plan to consolidate all of our current U.S. operations into the new facility in two phases, which we expect to be substantially completed by the end of 2009. There can be no assurance that this transition will occur smoothly or on the timetable that we have set. If we are unable to transition our manufacturing operations to our new facility as planned, we may experience delays or disruptions in our ability to manufacture and ship product as requested by our customers. We also expect to continue to expand the number of sales and marketing personnel as we expand our business. The number of our full-time employees increased from 311 to 374 to 427 as of December 31, 2006, 2007 and 2008, respectively. We cannot be certain that our personnel, systems and procedures will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

Product liability and other claims against us may reduce demand for our products or result in substantial damages.

Our business exposes us to potential liability for risks that may arise from the clinical testing of our unapproved or cleared new products, the clinical testing of expanded indications for existing products, the use of our products by physicians and the manufacture and sale of any approved products. An individual may bring a product liability claim against us, including frivolous lawsuits, if one of our products causes, or merely appears to have caused, an injury. We maintain product liability insurance in the amount of $10 million per occurrence with an annual aggregate maximum of $10 million. We cannot assure, however, that product liability claims will not exceed such insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. The coverage limits of our insurance policies may be inadequate, and insurance coverage with acceptable terms could be unavailable in the future. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business. Any product liability claim or series of claims or class actions brought against us, with or without merit, could result in:

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

Patients treated with our products often are seriously ill or have pacemaker or ICD leads embedded and surrounded by scar tissue within their chest. Patients treated with our products suffer from severe infection, peripheral artery disease, coronary artery disease, diabetes, high blood pressure, high cholesterol and other problematic conditions. During procedures or the clinical follow-up subsequent to procedures involving the use of our products, serious adverse events may occur and some patients may die. Serious adverse events or patient deaths involving the use of our products may subject us to product liability litigation, product recalls or limit our ability to grow our revenue, which could have a material adverse impact on our business.

Claims may be made by consumers, healthcare providers or others selling our products. We may be subject to claims against us even if an alleged injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and related processes relating to our products. If these medical personnel are not properly trained or are negligent in using our products, the therapeutic effect of our products may be diminished or the patient may suffer injury, which may subject us to liability. In addition, an injury resulting from the activities of our suppliers may serve as a basis for a claim against us. We maintain policies and procedures and require training designed to educate our employees that off-label promotion or such use of our products is illegal. However, we cannot prevent a physician from using our products for any off-label applications. If injury to a patient results from such an inappropriate use, we may become involved in a product liability suit, which will likely be expensive to defend.

Recent Supreme Court decisions and federal legislation currently under consideration could reverse the exemption for medical devices approved by the FDA under a pre-market approval application. This exemption provided a shield against product liability claims, provided that the medical devices were approved by the FDA under a pre-market approval application. If this exemption is removed, product liability claims may increase.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, which could result in substantial costs and liability.

There may be patents and patent applications owned by others relating to laser and fiber-optic technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. For example, we are currently involved in litigation regarding a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 mm and a jury has returned an unfavorable verdict in the case, which is ongoing. See Item 3, “Legal Proceedings” for more detail regarding this matter. We cannot guarantee that another patent holder will not file a lawsuit against us and prevail. If we decide that we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party’s patented intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not be able to develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products.

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

Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. Although we maintain insurance for certain environmental risks, subject to substantial deductibles, we cannot assure you that we will be able to continue to maintain this insurance in the future at an acceptable cost or at all. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations.

We depend on attracting and retaining key management, clinical, scientific and sales and marketing personnel, and the loss of these personnel could impair the development and sales of our products.

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and sales and marketing personnel. We do not have employment agreements with any of our employees except our Chief Executive Officer. Their employment with us is “at will,” and each employee can terminate his or her employment with us at any time and choose to work for our competitors. As a condition of employment, our employees sign an agreement that precludes them, upon termination of their employment, from recruiting our employees to a competitor. We do not carry “key person” insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel.

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

The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The following factors may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results and the operating results of competitors;

•	announcements of technological innovations or new products by us or our competitors;

•	results of clinical trials or studies by us or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights, including assertions that our intellectual property infringes the rights of others;

•	public concern regarding the safety of products developed by us or others;

•	the initiation or cessation in coverage of our common stock, or changes in estimates or recommendations concerning us or our common stock, by securities analysts;

•	changes in accounting principles;

•	past or future management changes;

•	litigation;

•	adverse developments in the pending FDA and ICE investigations or any other government inquiry or investigation;

•	changes in general market and economic conditions; and

•	the possibility of our financing future operations through additional issuances of equity securities, which may result in dilution to existing stockholders.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Following the decrease in our stock price in September 2008 following the execution of the search warrant by certain government employees, we became the target of securities litigation, and due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.

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

None.

ITEM 2.	Properties

All of our domestic operations are currently located in Colorado Springs, Colorado. In December 2006 we entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at our option, during the first four years of the lease. We plan to consolidate all of our current U.S. operations into the facility in two phases. In the completed first phase, all research and development, clinical studies, regulatory marketing, sales support and administrative functions were moved to the new facility in the first half of 2007. The second phase, which includes the relocation of all manufacturing and related support functions, is subject to FDA approval in some cases, and is currently ongoing. We anticipate that the move of all manufacturing functions will be substantially completed by the end of 2009. The expanded facility has approximately 17,000 square feet of manufacturing space which will contain the substantial portion of our manufacturing operations.

In addition to the newly-leased facility described above, we continue to occupy two buildings in central Colorado Springs. These facilities contain approximately 65,000 square feet of usable space, of which approximately half is currently devoted to manufacturing. The first building, with 22,000 square feet, has an expiration date of December 31, 2010. We purchased for cash consideration the second facility, which was previously under lease, on March 29, 2005 for $1,350,000.

Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe, and the lease expires June 30, 2011. Spectranetics Deutschland GmbH leases a small office in Germany through August 2009.

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

Securities Class Actions

On September 23, 2008 (Hancook v. The Spectranetics Corp. et al.), September 24, 2008 (Donoghue v. The Spectranetics Corp. et al.), September 26, 2008 (Dickson v. The Spectranetics Corp. et al.), October 17, 2008 (Jacobusse v. The Spectranetics Corp. et al.), and on November 6, 2008 (Posner v. The Spectranetics Corp. et al.) securities class action lawsuits were filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Colorado. Donoghue also names Jonathan McGuire and Donald Fletcher as defendants, and Jacobusse also names Emile Geisenheimer as a defendant. On September 25, 2008 (Genesee County Employees’ Retirement System v. The Spectranetics Corp. et al.) a securities class action lawsuit was filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Delaware. This case was subsequently transferred to the United States District Court for the District of Colorado and all six cases were consolidated into one case (In re Spectranetics Corporation Securities Litigation) in the United States District Court for the District of Colorado on January 16, 2009. The Court has not yet appointed a lead plaintiff or lead counsel.

The complaints allege that the defendants either failed to disclose or made false and misleading statements about the Company’s business operations and financial performance including, among other things, that the Company was improperly marketing, promoting and testing its products and the products of third parties for unapproved use; the Company received parts from international sources in violation of customs laws; the Company lacked effective regulatory compliance controls and adequate internal and financial controls; and that the Company’s financial results were materially inflated as a result. Plaintiffs seek class certification, compensatory damages, legal fees and other relief deemed proper. The Company intends to vigorously defend itself in this matter.

Stockholder Derivative Action

On September 29, 2008 (Kopp v. Geisenheimer et al.) and on November 12, 2008 (Kiama v. Schulte et al.), stockholder derivative lawsuits were filed against Emile Geisenheimer, David Blackburn, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker as defendants (the “Individual Defendants”), and the Company as a nominal defendant in the United States District Court for the District of Colorado. Kiama also names Guy Childs as a defendant. On January 13, 2009, a similar stockholder derivative lawsuit (Clarke v. Schulte et al.) was filed in the District Court of El Paso County, Colorado. This case was removed to the United States District Court for the District of Colorado and was consolidated with the other stockholder derivative cases on February 6, 2009. The lawsuits allege that the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company’s stock price decline following disclosure of such investigation; the Company’s receipt of an inquiry from the Securities and Exchange Commission; and the suit against the Company by its former Director of Marketing alleging the Company marketed, promoted and tested its products for unapproved uses. Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper. These cases were consolidated into one case (Kopp v. Geisenheimer, et al.) in the United States District Court for the District of Colorado on November 25, 2008. The Company intends to vigorously defend itself in this matter.

SEC Inquiry

On September 24, 2008, the Company received a request from the Denver office of the Securities and Exchange Commission for the voluntary production of certain documents. The Company complied with the request.

FINRA Inquiry

On September 16, 2008, the Company received an inquiry from the Financial Industry Regulatory Authority (FINRA), a non-governmental market regulatory entity that provides market regulation for The NASDAQ Stock Market, relating to activity in the Company’s stock on September 4, 2008. The Company is cooperating with the inquiry.

Schlesinger Matters

A complaint was filed on September 5, 2008, in El Paso County, District Court, Colorado, by Scott Schlesinger, a former employee. The complaint names the Company, its General Counsel and its Chief Operating Officer as defendants. The complaint, Scott Schlesinger v. The Spectranetics Corporation, et al, alleges wrongful termination, breach of contract and promissory estoppel, among other claims, and includes allegations similar in nature to the matters the Company believes are being investigated by the FDA and ICE, as discussed above. The complaint seeks an unspecified amount of damages. The Company filed its response to the complaint on September 19, 2008. Spectranetics intends to vigorously defend itself against the claims in the complaint.

The plaintiff in Schlesinger also filed a claim with the U.S. Department of Labor, Occupational Safety and Health Administration (OSHA) in Denver, Colorado in May 2008 alleging discriminatory employment practices by the Company in violation of federal law based on essentially the same claims as those being investigated by the FDA and ICE, as discussed above. The claim sought an unspecified amount of damages. The Company filed an initial response to the claim in late June 2008. The complaint was dismissed on December 5, 2008, and as the plaintiff failed to appeal, the dismissal is final.

Both Schlesinger matters arise from concerns about certain company activities raised by a former company employee in April 2008. At that time, an independent committee of the Board retained outside counsel with extensive experience in FDA rules to look into the matters. This review is ongoing.

On October 29, 2008, the Company was notified that the spouse of the plaintiff in Schlesinger filed a claim with OSHA in Denver, Colorado alleging discriminatory employment practices against the Company in violation of federal law. In addition, on November 12, 2008 she filed a Complaint with the Colorado Division of Civil Rights alleging marital discrimination. The Company intends to vigorously defend itself against these allegations.

Rentrop

In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of our Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000 plus royalties and interest. In September 2007, the judge ruled on several post-trial motions and accepted the verdict, except for $150,000 of legal fees, which were denied. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008 the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal will be exhausted in March 2009. In light of the verdict, Spectranetics has accrued an amount believed to be sufficient related to the verdict and for potential royalties and interest subsequent to the effective date of the jury award and through December 31, 2008, which are included in accrued liabilities on the Company’s consolidated balance sheet at December 31, 2008.

Cardiomedica

The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1,300,000 euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the loss in this case to be based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which we expect to be followed closely by the Court in reaching its verdict as to the amount of damages. The Court plans to set a hearing during the second quarter of 2009 to continue its deliberation of the expert’s report. We have accrued an amount that we believe to be sufficient to cover the damages and such amount is included in accrued liabilities at December 31, 2008.

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

The Company is considering its options in light of the Court of Appeal’s decision at the appropriate levels in the Dutch courts. The Company intends to continue to vigorously defend the Dutch action.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the NASDAQ National Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for the Company’s Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2008 and 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low

Year Ended December 31, 2008
1st Quarter	$15.56	$7.69
2nd Quarter	11.40	8.27
3rd Quarter	10.97	3.78
4th Quarter	4.92	1.93
Year Ended December 31, 2007
1st Quarter	$11.80	$9.50
2nd Quarter	11.67	9.14
3rd Quarter	15.25	11.59
4th Quarter	16.59	12.79

Number of Record Holders; Dividends

We have not paid cash dividends on our Common Stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

The closing sales price of our Common Stock on March 10, 2009, was $2.25. On March 10, 2009, we had 549 shareholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2008, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s equity securities during the fourth quarter ended December 31, 2008.

Securities Issuable Under Equity Compensation Plans

For a discussion of the securities authorized under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

ITEM 6.	Selected Consolidated Financial Data

The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2008, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected balance sheet data as of December 31, 2008 and 2007, and statement of operations data for each year in the three-year period ended December 31, 2008, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2006, 2005 and 2004, and statement of operations data for the years ended December 31, 2005 and 2004, are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

STATEMENT OF OPERATIONS DATA(1):
Revenue	$104,010	$82,874	$63,490	$43,212	$34,708
Cost of revenue	29,389	21,956	16,955	10,523	8,801
Selling, general and administrative(2)	63,600	50,048	39,824	24,149	19,347
In-process research and development(3)	3,849	—	—	—	—
Research, development and other technology	13,449	10,814	9,910	6,661	5,355

Operating income (loss)	(6,277)	56	(3,199)	1,879	1,205
Interest income	1,668	2,633	1,954	432	238
Interest expense related to litigation settlement	—	—	—	(387)	—
Other (expense) income, net	(52)	(35)	(37)	(8)	(9)

Income (loss) before income taxes	(4,661)	2,654	(1,282)	1,916	1,434
Income tax benefit (expense)	706	4,575	(165)	(878)	1,518

Net income (loss)(4)	$(3,955)	$7,229	$(1,447)	$1,038	$2,952

Income (loss) from continuing operations per share:
Basic	$(0.12)	$0.23	$(0.05)	$0.04	$0.12
Diluted	$(0.12)	$0.21	$(0.05)	$0.04	$0.11
Weighted average common shares outstanding:
Basic	31,826	31,225	29,130	25,940	25,080
Diluted	31,826	33,783	29,130	28,568	27,060

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

BALANCE SHEET DATA:
Working capital	$32,668	$58,387	$52,552	$15,213	$13,662
Cash, cash equivalents, and investment securities(5)	36,048	53,037	56,467	16,913	17,410
Restricted cash	1,350	1,350	—	—	—
Property & equipment, net	32,345	25,412	16,176	8,801	4,362
Total assets	107,096	108,046	91,494	38,775	33,038
Long-term liabilities	422	251	3	31	83
Shareholders’ equity	90,984	91,805	78,288	27,184	23,489

(1)	As of January 1, 2006, we adopted Statement 123(R), which requires companies to measure all employee stock-based compensation awards using a fair value method and to record that expense in their consolidated financial statements. We adopted Statement 123(R) on a modified prospective basis as defined in the statement and, under this adoption method, recorded expense relating to employee stock-based compensation awards in the periods subsequent to December 31, 2005. Accordingly, our statement of operations data for the two years ended December 31, 2005 does not reflect the effect of Statement 123(R), whereas our statement of operations data for subsequent periods reflect the impact of Statement 123(R).

(2)	Selling, general and administrative expenses in 2008 included $2.4 million of legal and other expenses related to the FDA investigation.

(3)	In-process research and development expense of $3.8 million in 2008 represented amounts related to a development project acquired from Kensey Nash as part of the endovascular product line acquisition. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)	Net income for the year ended December 31, 2007 included an adjustment of $6.6 million which represented the release of a valuation allowance that we determined was no longer required on specific deferred taxes. Net income for the year ended December 31, 2004 included a deferred tax asset valuation allowance adjustment of $1.6 million for similar reasons. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)	Cash, cash equivalents, and investment securities at December 31, 2008 included $15.6 million of auction rate securities, classified as long-term investments on our balance sheet, which are currently illiquid. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with our proprietary excimer laser system. More than 800 Spectranetics laser systems are used in hospitals worldwide. Excimer laser technology delivers relatively cool ultraviolet energy to ablate, or remove, multiple lesion morphology types which include plaque, calcium and thrombus. Our laser system includes the CVX-300® laser unit and various disposable fiber-optic laser catheters. Our laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. Our Vascular Intervention disposable products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. We also market non-laser aspiration catheters for the removal of thrombus and non-laser support catheters to facilitate crossing of coronary and peripheral arterial blockages. Our Lead Management disposable product line includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Although 87% of our revenue was derived in the United States for the year ended December 31, 2008, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products in Japan, and are seeking additional approvals there for our newer coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement approval is received from the MHLW in Japan.

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

In July 2007, we received clearance from the FDA to market our Turbo-Booster product for the treatment of arterial stenoses and occlusions in the leg. The Turbo-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The Turbo-Booster combined with Turbo elite laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal artery. This approval represented a broader indication for use as compared to previous labeling of the existing peripheral laser catheters. We began a limited market launch of the Turbo-Booster product in the third quarter of 2007, and a full launch was completed in the fourth quarter of 2007.

In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat, ThromCat and SafeCross product lines for $11.7 million in cash, including acquisition costs of $0.8 million and including a first milestone payment of $1.0 million paid to KNC in October 2008. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. Under the terms of the Agreement, we will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $7 million is payable based on various product development and regulatory milestones associated with the next generation ThromCat devices.

We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for us the endovascular products acquired by us under the Asset Purchase Agreement, and we will purchase such products exclusively from KNC for specified time periods. Revenue from these products subsequent to the acquisition date will be included in our reported vascular intervention disposable products revenue. Additionally, we and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on our behalf, certain next-generation SafeCross and ThromCat products at KNC’s expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.

On September 4, 2008, we were jointly served by the FDA and the ICE with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. We are cooperating with the appropriate authorities regarding this matter. See Part I, Item 3, “Legal Proceedings” and Note 18, “Commitments and Contingencies” for a discussion of this and other legal proceedings in which we are involved.

On October 22, 2008, we announced that our Board of Directors appointed Emile J. Geisenheimer, the Board Chairman, to the additional roles of President and Chief Executive Officer. Mr. Geisenheimer’s appointment followed the resignation of John G. Schulte as President and Chief Executive Officer and as a director.

Revenue by Product Line

	2008		2007		2006
	(In thousands)

Disposable products:
Vascular Intervention	$57,432	55%	$47,461	57%	$33,408	53%
Lead Management	28,898	28	21,173	25	17,235	27
Service and other revenue*	9,043	9	7,949	10	6,971	11
Laser equipment	8,637	8	6,291	8	5,876	9

Total revenue	$104,010	100%	$82,874	100%	$63,490	100%

*	Other revenue consists primarily of sales of ELANA disposable products (see “Strategic Alliances”), offset by a provision for sales returns.

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico.

	2008		2007		2006
	(In thousands)

Revenue
United States	$90,276	87%	$72,999	88%	$55,420	87%
International	13,734	13	9,875	12	8,070	13

Total revenue	$104,010	100%	$82,874	100%	$63,490	100%

	2008	2007	2006
	(In thousands)

Net (loss) income
United States	$(5,620)	$5,015	$(3,070)
International	1,665	2,214	1,623

Total net (loss) income	$(3,955)	$7,229	$(1,447)

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2008 and December 31, 2007 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

	For The Year Ended December 31,				$ change	% change
	2008	% of rev	2007	% of rev	2008-2007	2008-2007
	(In thousands, except for percentages and laser placements)

Revenue
Disposable products revenue:
Vascular intervention	$57,432	55%	$47,461	57%	$9,971	21%
Lead management	28,898	28	21,173	26	7,725	36

Total disposable products revenue	86,330	83	68,634	83	17,696	26
Service and other revenue	9,043	9	7,949	9	1,094	14
Laser revenue:
Equipment sales	4,519	4	3,264	4	1,255	38
Rental fees	4,118	4	3,027	4	1,091	36

Total laser revenue	8,637	8	6,291	8	2,346	37

Total revenue	104,010	100	82,874	100	21,136	26
Gross profit	74,621	72	60,918	74	13,703	22
Operating expenses
Selling, general and administrative(1)	63,600	61	50,048	60	13,552	27
Purchased in-process research and development	3,849	4	—	0	3,849	100
Research, development and other technology	13,449	13	10,814	13	2,635	24

Total operating expenses	80,898	78	60,862	73	20,036	33
Operating (loss) income	(6,277)	(6)	56	0	(6,333)	nm
Other income (expense)
Interest income	1,668	2	2,633	3	(965)	(37)
Other, net	(52)	(0)	(35)	(0)	(17)	49
(Loss) income before income taxes	(4,661)	(4)	2,654	3	(7,315)	nm
Income tax benefit (expense)	706	1	4,575	6	(3,869)	(85)

Net (loss) income	$(3,955)	(4)%	$7,229	9%	$(11,184)	nm %

Worldwide installed base summary:
Laser sales from inventory	26		16
Rental placements	102		121
Evaluation placements	17		18

Laser placements during year	145		155
Buy-backs/returns during year	(38)		(35)

Net laser placements during year	107		120
Installed base of laser systems	850		743

(1)	Selling, general and administrative expenses in 2008 included $2.4 million of legal and other expenses related to the FDA investigation.

Revenue and gross margin

Revenue for the year ended December 31, 2008 was $104.0 million, an increase of 26% as compared to $82.9 million for the year ended December 31, 2007. This increase is mainly attributable to a 26% increase in disposable products revenue, which consists of single-use catheter products, and a 37% increase in laser revenue. Our product mix remained relatively consistent from 2007 to 2008, with 83% of our revenue coming from disposables, 8% from laser sales and rentals, and 9% of revenue from service and other.

We separate our disposable products revenue into two separate categories — vascular intervention (VI) and lead management (LM). For the 2008 year, our VI revenue totaled $57.4 million (67% of our disposable products revenue) and our LM revenue totaled $28.9 million (33% of our disposable products revenue). For the 2007 year, our VI revenue totaled $47.5 million (69% of our disposable products revenue) and our LM revenue totaled $21.2 million (31% of our disposable products revenue). VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 21% in 2008 as compared with 2007. VI revenue growth was primarily due to unit volume increases in our Quick-Cross support catheter, unit volume increases from the continued penetration of our peripheral laser atherectomy product lines, as well as post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. VI revenue growth in 2008 slowed in comparison to 2007 due primarily to what we believe is a heightened competitive environment in atherectomy procedures. From the end of 2007 to the end of the 2008, our installed laser base increased from 743 to 850 lasers worldwide, an increase of 14%. VI revenue growth from current levels will depend on a number of factors, including (1) our ability to increase market acceptance of our Turbo Elite, TURBO-Booster and Quick-Cross product lines; (2) our ability to continue to increase the worldwide installed base of lasers; (3) our ability to increase market acceptance of the endovascular products acquired from Kensey Nash; and (4) the future success of our ongoing clinical research and product development activities.

Lead management revenue grew 36% for the year ended December 31, 2008, as compared with the 2007 year. We continue to believe our LM revenue is increasing primarily as a result of the increase in the use of ICDs, devices that regulate heart rhythm. The current standard of care in this market is to cap leads and leave them in the body rather than remove them. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Laser equipment revenue was $8.6 million and $6.3 million for the years ended December 31, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased 38% to $4.5 million in 2008 from $3.3 million in 2007. We sold 30 laser units (26 as outright sales from inventory and four conversions from rental units) during 2008 as compared to 22 laser units (16 as outright sales from inventory and six sales conversions from rental units) during 2007. Rental revenue increased 36% during 2008, from $3.0 million in 2007 to $4.1 million in 2008. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 312 at December 31, 2007 to 388 at December 31, 2008. Service and other revenue increased to $9.0 million in 2008 as compared to $7.9 million in 2007. The 14% increase was due primarily to the increased installed base of laser units.

Our worldwide installed base of laser systems (which includes outright sales, rental units and evaluation units) increased by 107 during 2008, compared with an increase of 120 laser systems last year. This brings our worldwide installed base of laser systems to 850 (672 in the U.S.) at December 31, 2008.

Gross margin for 2008 was 72%, a decrease of two percentage points as compared with 74% in 2007. The gross margin decline was due to (1) higher facilities and quality assurance costs as compared with the year-ago period (some of which were associated with our move to a new facility in 2008), and (2) within disposables, a less-favorable margin mix of product revenues. In 2008, we experienced slower growth in our higher-margin laser catheters and relatively stronger growth in support catheters, which carry a slightly lower margin percentage, as well as thrombectomy products, manufactured by Kensey Nash, and which carry a lower margin. Additionally, laser and service margins were slightly lower than in the previous year.

Operating expenses

Operating expenses of $80.9 million in 2008 increased 33% from $60.9 million in 2007. This increase is mainly due to a 27% increase in selling, general and administrative expenses and a 24% increase in research, development and other technology expenses relative to the prior year, as well as $3.8 million of in-process research and development acquired from Kensey Nash in the second quarter of 2008.

Selling, general and administrative

The 27% increase in selling, general and administrative expenses is primarily due to:

(1) Marketing and selling expenses increased approximately 24% or $9.2 million in 2008 compared with the prior year primarily as a result of the following:

•	Increased personnel-related costs of approximately $4.1 million associated with the staffing of additional employees within our U.S. field sales and marketing organizations in 2008 as compared with 2007. Average sales and marketing headcount in 2007 was 111 compared with an average of 130 in 2008; total sales and marketing personnel totaled 125 employees at December 31, 2007 as compared with 135 at December 31, 2008. These costs include salaries and related taxes, recruiting, and travel costs.

•	Increased commissions of approximately $2.5 million, which is mainly due to the increase in revenues and additional employees.

•	Approximately $2.2 million in increased sales-related costs for our international operations, of which approximately $0.6 million was due to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe.

•	Increased expenses of approximately $0.4 million in other expenses, including depreciation, amortization, and materials.

(2) General and administrative expenses increased approximately 37% or $4.3 million in 2008 compared with the prior year, primarily the result of the following:

•	Increased legal expense of approximately $2.6 million, primarily due both to costs related to the Federal investigation ($2.4 million) as well as the appeal of the Rentrop verdict (see Note 18, “Commitments and Contingencies”).

•	Increased personnel-related costs of approximately $0.9 million associated with the staffing of additional employees in our general and administrative departments as of the end of 2008 as compared with 2007. These costs include salaries and related taxes, benefits, recruiting, and travel costs.

•	Increased expenses of approximately $0.8 million related to outside consulting expenses due to various projects related to the needs of our expanding workforce and information technology infrastructure.

•	Increased depreciation, insurance and other facilities-related expenses of approximately $0.2 million.

•	Increased bad debt expense of $0.1 million.

•	The above increases were partially offset by a decrease in stock compensation expense of approximately $0.3 million included in selling, general and administrative expenses in 2008 as compared to the prior year, due to higher than anticipated forfeitures in 2008.

Research and development

Included in the results for 2008 is $3.8 million of in-process research and development expense acquired from KNC as part of the endovascular product line acquisition, which is discussed in more detail in Note 2, “Business Combination,” to our consolidated financial statements included in this report. The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use. During the third and fourth quarters of 2008, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology.

Research, development and other technology expenses of $13.5 million for 2008 represented an increase of 24% from $10.8 million in 2007. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The $2.7 million increase is primarily due to:

•	Increased personnel-related costs (including recruiting and travel) of approximately $0.9 million due primarily to the hiring of nine additional engineering, regulatory and clinical studies employees since the prior year.

•	Increased clinical studies and regulatory expenses of approximately $0.8 million related to a number of clinical studies being conducted by us that are in various stages of completion, as well as activities related to regulatory compliance.

•	Increased royalty expenses of approximately $0.4 million due to higher sales of products incorporating technology that we license.

•	Increased prototype materials, depreciation and other facilities-related expenses of approximately $0.7 million due to increased R&D project activity for both laser systems and disposables.

•	The above increases were partially offset by a decrease in stock compensation expense of approximately $0.1 million included in research and development expenses in 2008 as compared to the prior year.

Interest income decreased 37% to $1.7 million in 2008 from $2.6 million in 2007. The decrease in interest income in 2008 is due primarily to a lower investment portfolio balance, primarily as a result of the $11.7 million paid to KNC in 2008 for the endovascular product line acquisition. Lower interest rates on our invested balances also contributed to the decline in interest income.

Pre-tax loss for 2008 was $4.7 million, compared with pre-tax income of $2.7 million for 2007. The current year results included the $3.8 million in-process research and development charge and $2.4 million of investigation expenses noted above. Given the Company’s significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.

For the year ended December 31, 2008, we recorded a net income tax benefit of $0.7 million against our pretax loss of $4.7 million. Included in the net tax benefit for 2007 was a non-cash tax benefit of $6.6 million related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 14, “Income Taxes,” to our accompanying consolidated financial statements. In addition to the valuation allowance adjustment, for the year ended December 31, 2007, we recorded an income tax provision of $2.0 million against our pretax income for the period. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, our effective tax rate is subject to variability.

We recorded a net loss for the year ended December 31, 2008 of $4.0 million, or ($0.12) per fully diluted share, compared with net income of $7.7 million, or $0.21 per fully diluted share, in 2007. The current year results included the $3.8 million in-process research and development charge noted above, and the prior year results included a non-cash tax benefit of $6.6 million related to a reduction in the valuation allowance against our deferred tax asset.

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuation in euro currency rates during year ended December 31, 2008 as compared with the prior year caused an increase in consolidated revenue of $0.7 million and an increase in consolidated operating expenses of $0.5 million, representing less than a 1% increase as compared with the prior year.

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

	For the Year Ended December 31,				$ change	% change
	2007	% of rev	2006	% of rev	2007-2006	2007-2006
	(In thousands, except for percentages and laser placements)

Revenue
Disposable products revenue:
Vascular intervention	$47,461	57%	$33,408	53%	$14,053	42%
Lead management	21,173	26	17,235	27	3,938	23

Total disposable products revenue	68,634	83	50,643	80	17,991	36
Service and other revenue	7,949	9	6,971	11	978	14
Laser revenue:
Equipment sales	3,264	4	3,519	5	(255)	(7)
Rental fees	3,027	4	2,357	4	670	28

Total laser revenue	6,291	8	5,876	9	415	7

Total revenue	82,874	100	63,490	100	19,384	31
Gross profit	60,918	74	46,535	73	14,383	31
Operating expenses
Selling, general and administrative	50,048	60	39,824	63	10,224	26
Research, development and other technology	10,814	13	9,910	15	904	9

Total operating expenses	60,862	73	49,734	78	11,128	22
Operating income (loss)	56	0	(3,199)	(5)	3,255	102
Other income (expense)
Interest income	2,633	3	1,954	3	679	35
Other, net	(35)	(0)	(37)	(0)	2	(5)
Income (loss) before income taxes	2,654	3	(1,282)	(2)	3,936	307
Income tax benefit (expense)	4,575	6	(165)	0	4,740	nm

Net income (loss)	$7,229	9%	$(1,447)	(2)%	$8,676	nm %

Worldwide installed base summary:
Laser sales from inventory	16		14
Rental placements	121		110
Evaluation placements	18		19

Laser placements during year	155		145
Buy-backs/returns during year	(35)		(14)

Net laser placements during year	120		129
Installed base of laser systems	743		623

Revenue during the year ended December 31, 2007 was $82.9 million, an increase of 31% compared with $63.5 million during the year ended December 31, 2006, as a result of increased revenue in all revenue categories, but driven primarily by growth in disposable products revenue.

Disposable products revenue was $68.6 million for the year ended December 31, 2007, which was 36% higher than disposable products revenue of $50.6 million during the same period in 2006. We separate our disposable products revenue into two separate categories — vascular intervention (which includes our atherectomy and support catheter products) and lead management. For the year ended December 31, 2007, our vascular intervention revenue totaled $47.5 million (69% of disposable products revenue) and our lead management revenue totaled

$21.2 million (31% of our disposable products revenue). Vascular intervention revenue, which includes products used in both the coronary and peripheral vascular system, grew 42% and was the main driver of disposable product revenue growth in 2007 compared with 2006. Vascular intervention revenue growth was primarily due to unit volume increases from the continued penetration of our Turbo Elite product line, and, to a lesser extent to unit volume increases in our Quick-Cross support catheter. Approximately 10% of the vascular intervention revenue growth compared with the prior year was due to unit price increases related to our Turbo Elite product line, the launch of which was completed in the second quarter of 2007. Atherectomy revenue growth from current levels will depend on our ability to increase market acceptance of the Turbo Elite product line and our ability to continue to increase the worldwide installed base of lasers, as well as the future success of our ongoing clinical research and product development within the coronary and peripheral atherectomy markets.

Lead management revenue grew 23% during 2007 compared with 2006. We continue to believe our lead management revenue is increasing primarily as a result of the increase in use of ICDs, devices that regulate heart rhythm. Recent clinical studies (Multicenter Automatic Defibrillator Implantation Trial II, or MADIT II, the Sudden Cardiac Death in Heart Failure Trial, or ScDHeft, and the Cardiac-Resynchronization Therapy with and without Implantable Defibrillator in Advanced Chronic Heart Failure trial, or COMPANION) have shown positive results expanding the patient population that may benefit from defibrillator implants. The results of the MADIT clinical trial became available in 2002, the SCD-Heft clinical trial results were made public in March 2004, and the COMPANION results were published in May 2004. Growth in the ICD (including cardiac resynchronization defibrillators or CRT-Ds) market continue to be fueled by these and other trials, depending on the establishment of referral patterns to electrophysiologists for this expanded patient pool and maintenance of appropriate reimbursement, although there can be no assurance that this will occur. Generally, growth in the implantable defibrillator market contributes to growth in our lead management business. Although we expect our lead management business to continue to grow, there can be no assurances to that effect. While removal of infected pacing and defibrillation leads is widely accepted, the predominant practice in this market is to cap non-functional leads and leave them in the body rather than to remove them. When an ICD or CRT-D device is implanted, it often replaces a pacemaker. In these cases, the old ventricular pacing lead may be removed to minimize the potential for venous obstruction when the new ICD leads and any additional pacing leads are implanted. We believe along with many top physicians that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Additionally, a large manufacturer of pacemakers and defibrillators and the related leads announced a recall of 235,000 leads in the United States marketed under the Fidelis brand, due to a failure rate of these leads that was higher than that of other similar leads. Although physicians are not recommending the removal of all these Fidelis leads, we expect a portion of these leads to be removed.

Laser equipment revenue in 2007 was $6.3 million compared with $5.9 million in 2006, which represents an increase of 7%. As of December 31, 2007 our worldwide installed base of laser systems was 743 (587 in the United States) compared with 623 (488 in the United States) as of December 31, 2006. This represents new laser placements in 2007 of 120 laser systems (net of returns) compared to 129 new laser systems placed during 2006. Data as to our installed base of laser systems and new laser placements includes outright sales, rentals and lasers being evaluated during a trial period by potential purchasers.

Laser sales revenue, which is included in laser equipment revenue, decreased 7% to $3.3 million for 2007 as compared to $3.5 million for 2006. The decrease was due to the sale of five fewer units (22 in 2007 compared to 27 in 2006), partially offset by an increase in average sale prices (from $128,000 in 2006 to $148,000 in 2007) for the units sold (due to a higher mix of sales from inventory as compared to rental/evaluation conversions.) Rental revenue increased from $2.4 million in 2006 to $3.0 million in 2007, due mainly to an increase in systems placed with customers under our various rental programs, particularly our “Cap-Free” program, which was introduced in the second quarter of 2005. Most of our laser system placements during 2006 and 2007 related to systems placed under our Cap-Free and Evergreen rental program, as opposed to outright sales, and we expect in 2008 that most of our new laser placements will continue to be under our Cap-Free and other rental programs. We believe that laser system placements is a more relevant metric for measuring our progress within the equipment business, as it represents new customers that have elected to acquire a laser system, whether it be from an outright sale from inventory, or a rental program. A laser system placement represents an opportunity to sell our higher-margin disposable products.

Service and other revenue of $7.9 million during 2007 increased 14% from $7.0 million for 2006. Service and other revenue is generated through the repair and maintenance services offered to our customers and is associated exclusively with our laser systems. The growth in service and other revenue is a result of an increase in our installed base.

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

Selling, general and administrative expenses increased 26% to $50.0 million for the year ended December 31, 2007 as compared with $39.8 million in 2006. The increase is primarily due to the following:

•	Selling expenses increased approximately $9.4 million due to the following factors:

•	Approximately $3.6 million relates to personnel-related expenses associated with the hiring of 28 additional employees in 2007 within our sales and marketing organizations. These increased costs include salaries and benefits, recruiting and travel costs. An additional $3.1 million of the increase relates to higher commissions expense as a result of our increased revenue compared with the prior year.

•	Increased expenses associated with the operations of Spectranetics International, B.V., our wholly-owned subsidiary in the Netherlands that serves the European market, represented approximately $1.1 million of the increase. The majority of this increase relates to the payment of additional commissions on increased sales in Europe for 2007 as compared to 2006 as well as costs associated with the hiring of two additional employees for the European sales organization, including a Managing Director.

•	Additional convention, meeting and education costs, primarily the result of attendance at an increasing number of tradeshows and conventions, combined with additional physician training costs incurred primarily in peer-to-peer clinical training sessions, accounted for approximately $0.9 million of the increase.

•	The remainder of the increase relates to increased materials and supplies costs consumed by our various sales and marketing departments as well as increased allocation of facilities-related costs.

•	General and administrative expenses increased approximately $0.5 million as a result of:

•	Increased personnel-related costs of approximately $1.0 million associated with increased staffing.

•	Increased facilities-related and depreciation costs of $0.6 million due to the relocation of our G&A departments to a leased facility in north Colorado Springs.

•	Increased bad debts expense of $0.1 million, which is consistent with the increase in total accounts receivable.

The above increases were partially offset by the following decreases in G&A expense compared to the prior year:

•	Decreased costs of approximately $0.6 million as compared with 2006 related to accrued Company-wide incentive compensation based on financial performance in relation to established targets.

•	Decreased legal fees of approximately $0.4 million, primarily due to a reduction in the amount of legal expense associated with the Rentrop lawsuit. Legal matters are discussed within Part I, Item 3 — Legal Proceedings within this report. Additionally, other outside consulting fees decreased by approximately $0.3 million.

Research, development and other technology expenses include royalty expenses, research and development expenses, and clinical study expenses. Research, development and other technology expenses of $10.8 million for the year ended December 31, 2007 increased 9% from $9.9 million for the year ended December 31, 2006. The following items contributed to increases in research, development and other technology expenses for 2007 as compared to 2006:

•	Increased personnel-related costs of approximately $0.4 million due to the hiring of additional engineering staff for the development of new products for our technology.

•	Increased facilities-related costs of $0.4 million due to the relocation of our R&D departments to a leased facility in north Colorado Springs.

•	Increased outside services expense of approximately $0.3 million which primarily includes increased fees paid to outside vendors assisting us with technology enhancements to our laser system.

•	Increased amortization expense of approximately $0.1 million related primarily to the purchase of an electronic document control program and two new patents.

The above increases were partially offset by the following decreases in R&D expense compared to the prior year:

•	Decreased royalties expense of approximately $0.2 million. In the fourth quarter of 2006, we recorded a $0.7 million charge related to the tentative verdict in the Rentrop case as royalty expense. We have made additional royalty accruals in 2007 related to the Rentrop matter on subsequent sales, but the total expense recorded in 2007 is less than what was recorded in 2006. This was partially offset by increased royalties related to certain licensed technology as a result of our higher sales.

•	Decreased materials and other supplies costs of approximately $0.2 million due to reduced prototype materials expense in 2007.

Interest income for 2007 was $2.6 million, compared with $2.0 million for 2006. The increase in interest income in 2007 is mainly due to the full-year effect of the invested net proceeds of the secondary stock offering we completed in the second quarter of 2006. Our investment securities portfolio consists primarily of government or government agency securities with maturities less than two years.

For the year ended December 31, 2007, we recorded a net income tax benefit of $4.6 million, compared to income tax expense of $165,000 for the prior year. Included in the net tax benefit for 2007 is a non-cash tax benefit of $6.6 million related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made in the second quarter of 2007 as a result of our quarterly assessment of our deferred tax asset as required by SFAS 109, and the reasons for the adjustment are discussed in more detail in Note 14, “Income Taxes,” to our accompanying consolidated financial statements. In addition to the valuation allowance adjustment, for the year ended December 31, 2007, we recorded an income tax provision of $2.0 million against out pretax income for the year. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes our effective tax rate is subject to variability.

Net income for the year ended December 31, 2007 was $7.2 million, or $0.21 per diluted share, compared with a net loss of ($1.4 million) or ($0.05) per diluted share during the year ended December 31, 2006. Net income for 2007 includes the $6.6 million deferred tax asset valuation allowance adjustment noted above.

Income Taxes

At December 31, 2008, we had net operating loss carryforwards for United States federal income tax purposes of approximately $14.7 million. Our ability to use these NOLs in the future may be limited. See Item 1A, “Risk Factors — The amount of our net operating loss carryovers may be limited.”

We also have tax loss carryforwards in The Netherlands, which currently expire in 2012, of approximately $14.9 million available to offset future taxable income, if any, in the Netherlands. The amount of tax loss carryforwards has been reduced from amounts previously recorded after an audit by, and negotiations with, the

Netherlands taxing authority. These foreign loss carryforwards had been fully reserved with a valuation allowance, so the reduction adjustment had no impact on our income tax provision for 2008.

An alternative minimum tax credit carryforward of approximately $0.4 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, we have net operating loss carryforwards for United States federal income tax purposes of approximately $14.2 million.

We also have research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2008 of approximately $0.8 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024.

At December 31, 2008, based upon the level of historical income and projections for future income, we have recorded a net deferred tax asset of $6.5 million, as we have determined it is more likely than not that we will recover this amount in future periods.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $16.1 million, a decrease of $20.5 million from $36.6 million at December 31, 2007. The decrease was primarily due to the purchase of the Kensey Nash endovascular product line in the second quarter of 2008 for $11.7 million; capital expenditures made in support of increased manufacturing capacity, including related facilities costs, of $5.1 million; net purchases of investment securities of $5.6 million, and cash used in operating activities of $1.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $3.0 million during the year.

As of December 31, 2008, we had cash, cash equivalents, and current investment securities of $20.5 million. We consider the total of cash, cash equivalents and current investment securities to be available for operating activities since the cash equivalents and current investment securities can be readily converted to cash.

As of December 31, 2008, we had long-term investment securities of $15.6 million, an increase of $12.6 million from $3.0 million at December 31, 2007. Long-term investment securities at December 31, 2008 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid.

During 2008, we recorded temporary impairment charges totaling $2.1 million (of which $0.8 million was recorded in the fourth quarter) against the $17.7 million par value of our ARS to their estimated fair market value of $15.6 million, and the $2.1 million temporary unrealized loss is reported in accumulated other comprehensive income (loss) within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout 2008. The fair value of our ARS at December 31, 2008 is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity.

If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect our financial position, results of operations and liquidity. Although we currently believe that our cash, cash equivalents and current investment securities balances at December 31, 2008 are sufficient to fund our operations through December 31, 2009, the outcome of the federal investigation and shareholder and derivative litigation and our obligations to indemnify and advance the legal expenses of our present and former directors, officers and agents are uncertain and may require resources beyond what we have currently available. We cannot provide assurances that debt or equity financing, if needed, would be available on favorable terms, if at all.

See further discussion of our ARS below under “Critical Accounting Polices” and in Note 3, “Investment Securities,” to our consolidated financial statements included in this report.

For the year ended December 31, 2008, cash used in operating activities totaled $1.1 million. The primary uses of cash were the following:

•	The net loss of $4.0 million;

•	An increase in equipment held for rental or loan of $7.7 million as a result of expanding placement activity of our laser systems through “Cap-Free”, rental, or evaluation programs;

•	Increased inventories of $2.0 million, primarily the result of higher stocking levels to meet the increase in catheter demand; and

•	An increase in trade accounts receivable of $0.9 million due to increased sales.

The above uses of cash from operating activities were offset by a $0.6 million increase in accounts payable and accrued liabilities as well as non-cash expenses of $13.0 million, including depreciation and amortization of $7.4 million, stock-based compensation expense of $2.8 million, and in-process research and development of $3.8 million, less the non-cash deferred income tax benefit of $1.0 million.

We continue to stay focused on the management of accounts receivable as measured by days sales outstanding and will continue this focus in 2009 with the goal of maintaining the current level of days sales outstanding, although there can be no assurances this goal will be achieved given the current economic conditions. For the equipment held for rental or loan account, any increases will be based on the level of evaluation or rental (including Cap-Free) laser placements offset by sales of laser systems previously placed under evaluation or rental programs. We continue to expect most of our laser placement activity in 2009 to be in the form of various rental programs we offer.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the previous quarter. Inventory turns are calculated by dividing annualized cost of sales for the previous quarter by ending inventory.

	December 31, 2008	December 31, 2007

Days Sales Outstanding	53	54
Inventory Turns	3.8	4.6

For the year ended December 31, 2008, cash used in investing activities was $22.5 million, including $11.7 million paid for the acquisition of the Kensey Nash endovascular product line. Other investing activities for 2008 included capital expenditures of $5.1 million, and purchases of investments (net of sales) of $5.7 million. The capital expenditures included manufacturing capacity expansion projects, including leasehold improvements made to our new facility in north Colorado Springs, as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Cash provided by financing activities for the year ended December 31, 2008 was $3.0 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options and stock issuances under our employee stock purchase plan. If the market price of our common stock does not increase from current levels, we do not expect significant proceeds from the exercise of stock options in 2009. At December 31, 2008, there were no significant debt or capital lease obligations.

Capital Resources

During the years ended December 31, 2008 and 2007, we purchased approximately $5.1 million and $4.4 million, respectively, of property and equipment for cash. During 2008 and 2007 we also invested approximately $7.7 million and $7.3 million, respectively, in laser equipment held for rental or loan under our “Cap Free,” Evergreen, rental and evaluation programs (these amounts are included in cash flows from operating activities). We expect to fund any capital expenditures in 2009 from cash and cash equivalents.

Contractual Obligations

The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under a license agreement. The future minimum payments under noncancelable operating leases and purchase obligations as of December 31, 2008 are as follows (in thousands):

		One Year	2-3	4-5	More Than
	Total	or Less	Years	Years	5 Years

Operating Leases	$9,010	$1,469	$2,611	$2,224	$2,706
Purchase Obligations	12,636	11,293	1,343	—	—
Royalty Obligations	2,700	200	400	400	1,700

Total	$24,346	$12,962	$4,354	$2,624	$4,406

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation, and accrued royalty expenses. Actual results could differ from those estimates.

Below is a discussion of our critical accounting policies and their impact on the preparation of our consolidated financial statements.

Use of Estimates.  On an ongoing basis, management evaluates its estimates and judgments, including those relating to product returns, bad debts, inventories, the valuation of investment securities, the valuation of goodwill and intangible assets, income taxes, royalty obligations, contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Carrying values of these assets and liabilities may differ under different assumptions or conditions.

Revenue Recognition.  We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue from the sale of our disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, we allow returns under certain circumstances and record a provision for sales returns based on historical returns experience. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. Our field service engineers are responsible for installation of each laser. We generally provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. The fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue from warranty service and service contracts is initially recorded as deferred revenue and recognized on a straight-line basis over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

We offer four laser system placement programs, which are described below, in addition to the sale of laser systems:

1. Cap-Free rental program — Under this program, we retain title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and we reserve the right to have the unit returned should the minimum purchases not be made. We recognize the total surcharge as revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit each month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a three to five year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred.

2. Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is recorded within cost of revenue based upon a three to five year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred.

3. Straight rental program — We also offer a straight monthly rental program, and there are a small number of hospitals that pay rent of $2,500 to $5,000 per month under this program.

4. Evaluation programs — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon a three to five year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred.

We account for service provided during the one-year warranty period as a separate unit of accounting in accordance with Emerging Issues Task Force Bulletin (EITF) No. 00-21, Revenue Arrangements with Multiple Deliverables. As such, we defer the fair value of this service and recognize it as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Revenue recognized associated with service to be performed during the warranty period totaled $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of our worldwide sales in 2008. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

Allowance for Sales Returns.  We estimate product sales returns based upon an analysis of revenue transactions and historical experience of sales returns and price adjustments. The provision for sales returns is recorded as a reduction of revenue based on our estimates. Actual sales returns may vary depending on customer inventory levels, new product introductions and other factors. Although we believe our estimates are reasonable based on facts in existence at the time of estimation, these facts are subject to change.

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

Stock-based compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model, which requires management’s estimates and assumptions regarding volatility, expected term of the options, and other inputs. Stock-based compensation expense recognized under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was $2.8 million, $3.2 million and $2.7 million, respectively.

Income Taxes.  We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2008, we have a net deferred tax asset of $6.5 million. We believe that it is more likely than not that this net deferred tax asset will be realized, but there can be no assurances that our estimates are accurate or that our assumptions will not change.

Valuation of Purchased In-Process Research and Development (IPRD), Goodwill and Other Intangible Assets.  When a business combination occurs, such as the acquisition of the Kensey Nash endovascular product line in the second quarter of 2008, the purchase price is allocated based upon the fair value of tangible assets, IPRD, goodwill and intangible assets. We recognize IPRD in a business combination for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that have not received FDA approval and have no alternative future use. Valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD is determined by estimating future cash flows of the technology and discounting net cash flows back to present values. We consider, among other things, the project’s stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition is based on the time value of money and medical technology investment risk. Goodwill represents the excess of cost over fair value of identifiable net assets of the business acquired and the amount allocated to IPRD. During the third and fourth quarters of 2008, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology.

Valuation of Auction Rate Securities (ARS).  The fair value for our ARS at December 31, 2008 is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 4.1% to 6.0%. In order to calculate the discount rate, we estimated the expected yield on an average high grade municipal bond. In our view, high grade municipal bonds are the most closely comparable security to the auction rate securities contained in our portfolio because they have similar credit quality and are government-backed, as is the substantial portion of our ARS portfolio (through the FELP program). We utilized forecasts for the 3-month LIBOR based on the weighted average of the Bloomberg Analyst Forecasts, then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because we are currently unable to withdraw from the securities, we also added a 100 basis points illiquidity premium to the discount rate.

The estimated liquidation dates used in the valuation analysis as of December 31, 2008 ranged from 5 to 7 years, and were increased by two years as compared to the estimated liquidation dates used in the analysis we performed as of September 30, 2008. The additional two years to expected liquidation caused an increase in the temporary impairment recorded of $0.8 million as compared to the valuation that we performed at September 30, 2008. At December 31, 2008, we also performed a sensitivity analysis in the valuation of our ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million. We believe that our current valuation of $15.6 million is a reasonable measure of fair value of the securities.

The Company will reassess the temporary impairment recorded in 2008 in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk, our ability to hold the investments to maturity, and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired, which would result in a charge to our consolidated statement of operations.

Goodwill impairment.  Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), as of January 1, 2002. Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets, which consist primarily of patents, are amortized using the straight-line method over periods ranging from 5 to 17 years. Management must use significant estimates and assumptions in evaluating whether or not impairment of goodwill and other intangible assets has occurred, and in evaluating the useful lives of amortized intangible assets. Significant changes in these estimates and management’s assumptions may reduce the carrying amount of these intangible assets.

New Accounting Pronouncements

Effective January 1, 2008, we adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. We elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on our consolidated financial statements. We expect that the application of the deferred portion of SFAS 157 to the nonrecurring fair value measurements of our nonfinancial assets and liabilities will not have a material impact on our financial statements. In accordance with FSP SFAS 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in situations where the market is not active. We have considered the guidance provided by FSP SFAS 157-3 in our determination of estimated fair values as of December 31, 2008. See Note 3, “Investment Securities,” for further discussion.

Also effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. We did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities. This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue was effective for us as of January 1, 2008, and is to be applied prospectively for new contracts entered into after that date. The adoption of this consensus did not have a material impact on the our financial statements.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in 2009. The effects are presumed to be material to the accounting for future business acquisitions and will also increase future income statement volatility upon consummation of future business acquisitions.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We adopted SFAS 162 effective November 15, 2008, and its adoption did not have a material impact on our financial statements.

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

At December 31, 2008, we have $4.4 million of investment securities available for sale that are classified as “current” on our balance sheet. Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.

We also hold $15.6 million in auction rate securities, classified as long-term on our balance sheet as of December 31, 2008, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation. The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

As of December 31, 2008, the unrealized loss on our auction rate securities was approximately $2.1 million, reducing the par value of the securities of $17.7 million to their fair value of $15.6 million. At December 31, 2008, we also performed a sensitivity analysis in the valuation of our ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million.

We will reassess the temporary impairment recorded in 2008 in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired, which would result in a charge to our consolidated statement of operations.

See further discussion of our auction rate securities above under Item 7, “Critical Accounting Polices,” and in Note 3, “Investment Securities,” to our consolidated financial statements included in this report.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended December 31, 2008, approximately $0.7 million of increased revenue and $0.5 million of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro as compared to the prior year. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the year ended December 31, 2008 was an increase in net income of $0.2 million as compared to the prior year.

ITEM 8.	Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements appearing in Item 15 on page F-1 of this Form 10-K.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited the Company’s accompanying consolidated financial statements and the Company’s internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K.

March 16, 2009	/s/ Emile J. Geisenheimer EMILE J. GEISENHEIMERChairman, President and Chief Executive Officer

March 16, 2009	/s/ Guy A. Childs GUY A. CHILDSVice President, Chief Financial Officer

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

Audit Committee Financial Expert.  This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

Identification of the Audit Committee.  This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership.  This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

Code of Ethics.  This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

ITEM 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

ITEM 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Documents Filed as a Part of The Report

(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements at page F-1 of this Form 10-K.

(2) Financial Statement Schedules

Not applicable.

(3) Exhibits

See Exhibit Index on page 66.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 16th day of March, 2009.

THE SPECTRANETICS CORPORATION

By:	/s/ Emile J. Geisenheimer
Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Emile J. Geisenheimer Emile J. Geisenheimer	Director and Chairman of the Board of Directors, President and Chief Executive Officer, (Principal Executive Officer)	March 16, 2009

/s/ Guy A. Childs Guy A. Childs	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ David G. Blackburn David G. Blackburn	Director	March 16, 2009

Anne Melissa Dowling	Director	March 16, 2009

/s/ R. John Fletcher R. John Fletcher	Director	March 16, 2009

/s/ Martin T. Hart Martin T. Hart	Director	March 16, 2009

William C. Jennings	Director	March 16, 2009

/s/ Joseph M. Ruggio, M.D. Joseph M. Ruggio, M.D.	Director	March 16, 2009

/s/ Craig M. Walker, M.D. Craig M. Walker, M.D.	Director	March 16, 2009

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Spectranetics Corporation:

We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Spectranetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
March 16, 2009
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$16,113	$36,657
Restricted cash	1,350	—
Investment securities available for sale	4,365	13,343
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $754 and $601, respectively	15,555	14,437
Inventories, net	8,053	5,892
Deferred income taxes, net	888	2,213
Prepaid expenses and other current assets	2,034	1,835

Total current assets	48,358	74,377

Property and equipment, net	32,345	25,412
Long-term investment securities available for sale	15,570	3,037
Long-term deferred income taxes, net	5,597	3,238
Goodwill, net	4,292	308
Other intangible assets, net	898	288
Other assets	36	36
Restricted cash, non-current	—	1,350

Total assets	$107,096	$108,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,152	$1,857
Accrued liabilities	12,009	11,449
Deferred revenue	2,529	2,684

Total current liabilities	15,690	15,990
Accrued liabilities, net of current portion	422	251

Total liabilities	16,112	16,241

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 32,036,900 shares in 2008 and 31,416,877 shares in 2007	32	31
Additional paid-in capital	163,651	157,851
Accumulated other comprehensive (loss) income	(2,155)	512
Accumulated deficit	(70,544)	(66,589)

Total shareholders’ equity	90,984	91,805

Total liabilities and shareholders’ equity	$107,096	$108,046

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except share and per share amounts)

Revenue	$104,010	$82,874	$63,490
Cost of revenue	29,389	21,956	16,955

Gross profit	74,621	60,918	46,535
Operating expenses:
Selling, general, and administrative	63,600	50,048	39,824
Purchased in-process research and development	3,849	—	—
Research, development, and other technology	13,449	10,814	9,910

Total operating expenses	80,898	60,862	49,734

Operating (loss) income	(6,277)	56	(3,199)

Other income (expense):
Interest income	1,668	2,633	1,954
Other, net	(52)	(35)	(37)

	1,616	2,598	1,917

(Loss) income before income taxes	(4,661)	2,654	(1,282)
Income tax benefit (expense)	706	4,575	(165)

Net (loss) income	$(3,955)	$7,229	$(1,447)

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.12)	$0.23	$(0.05)

Net (loss) income per share, diluted	$(0.12)	$0.21	$(0.05)

Weighted average shares outstanding:
Basic	31,825,722	31,224,598	29,130,172
Diluted	31,825,722	33,782,951	29,130,172

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2008, 2007 and 2006

				Accumulated
				Other
			Additional	Comprehensive		Comprehensive	Total
	Common Stock		Paid-In	Income	Accumulated	Income	Shareholders’
	Shares	Amount	Capital	(Loss)	Deficit	(Loss)	Equity
	(In thousands, except share amounts)

Balances at January 1, 2006	26,250,924	$26	$99,674	$(145)	$(72,371)		$27,184
Exercise of stock options	428,834	1	1,753	—	—		1,754
Shares purchased under employee stock purchase plan	78,108	—	554	—	—		554
Shares redeemed/retired	(43,918)	—	(471)	—	—		(471)
Shares issued in secondary public offering	4,140,000	4	51,746	—	—		51,750
Stock issuance costs	—	—	(3,918)	—	—		(3,918)
Paid in capital from stock-based compensation expense	—	—	2,663	—	—		2,663
Options granted for consulting services	—	—	10	—	—		10
Net loss	—	—	—	—	(1,447)	$(1,447)	(1,447)
Unrealized gain on investment securities	—	—	—	25	—	25	25
Foreign currency translation adjustment	—	—	—	184	—	184	184

Comprehensive loss	—	—	—	—	—	$(1,238)	—

Balances at December 31, 2006	30,853,948	31	152,011	64	(73,818)		78,288
Exercise of stock options	463,081	—	1,712	—	—		1,712
Shares purchased under employee stock purchase plan	99,848	—	948	—	—		948
Paid in capital from stock-based compensation expense	—	—	3,180	—	—		3,180
Net income	—	—	—	—	7,229	$7,229	7,229
Unrealized gain on investment securities	—	—	—	101	—	101	101
Foreign currency translation adjustment	—	—	—	347	—	347	347

Comprehensive income	—	—	—	—	—	$7,677	—

Balances at December 31, 2007	31,416,877	31	157,851	512	(66,589)		91,805
Exercise of stock options	489,248	1	2,392	—	—		2,393
Shares purchased under employee stock purchase plan	130,775	—	640	—	—		640
Paid in capital from stock-based compensation expense	—	—	2,768	—	—		2,768
Net loss	—	—	—	—	(3,955)	$(3,955)	(3,955)
Unrealized loss on investment securities	—	—	—	(2,109)	—	(2,109)	(2,109)
Foreign currency translation adjustment	—	—	—	(558)	—	(558)	(558)

Comprehensive loss	—	—	—	—	—	$(6,622)	—

Balances at December 31, 2008	32,036,900	$32	$163,651	$(2,155)	$(70,544)		$90,984

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(3,955)	$7,229	$(1,447)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,383	4,778	2,953
Stock-based compensation expense	2,768	3,180	2,663
In-process research and development	3,849	—	—
Provision for excess and obsolete inventories	87	219	129
Deferred income taxes	(1,034)	(4,693)	89
Changes in operating assets and liabilities:
Trade accounts receivable, net	(878)	(3,090)	(3,079)
Inventories	(1,964)	(1,008)	(2,193)
Equipment held for rental or loan, net	(7,715)	(7,314)	(6,639)
Prepaid expenses and other current assets	(115)	(445)	(791)
Other assets	—	30	68
Accounts payable and accrued liabilities	594	204	1,522
Deferred revenue	(117)	658	52

Net cash used in operating activities	(1,097)	(252)	(6,673)

Cash flows from investing activities:
Proceeds from maturity of investment securities	13,335	44,366	8,811
Purchases of investment securities	(19,000)	(14,177)	(44,524)
Capital expenditures	(5,133)	(4,449)	(3,545)
Purchase of Kensey Nash endovascular product line	(11,652)	—	—
Purchase of other intangible assets	—	(275)	(25)
Restricted cash	—	(1,350)	—

Net cash (used in) provided by investing activities	(22,450)	24,115	(39,283)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	3,033	2,660	1,837
Net proceeds from secondary stock offering	—	—	47,832

Net cash provided by financing activities	3,033	2,660	49,669
Effect of exchange rate changes on cash	(30)	135	103

Net (decrease) increase in cash and cash equivalents	(20,544)	26,658	3,816
Cash and cash equivalents at beginning of year	36,657	9,999	6,183

Cash and cash equivalents at end of year	$16,113	$36,657	$9,999

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—	$387
Cash paid during the year for income taxes	433	270	95

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization, Nature of Business, and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly owned subsidiary, Spectranetics International, B.V. and its wholly owned subsidiary, Spectranetics Deutschland GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company’s primary business is the design, manufacture, and marketing of single use medical devices used in minimally invasive surgical procedures within the vascular system in conjunction with its proprietary excimer laser system.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of investments, property and equipment, goodwill and intangible assets, valuation allowances for receivables, inventories and deferred income tax assets, stock-based compensation, and accrued royalty expenses. Actual results could differ from those estimates.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $14.3 million and $34.9 million at December 31, 2008 and 2007, respectively, consist primarily of money market accounts and bank deposits stated at cost, which approximates fair value. At times the Company maintains deposits in financial institutions in excess of federally insured limits.

(d)	Investment Securities

Investment securities at December 31, 2008 and 2007 were classified as available-for-sale for purposes of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and, accordingly are carried at fair value. The difference between cost and fair value is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). At December 31, 2008, the accumulated unrealized loss on investment securities totaled $2.1 million and at December 31, 2007, the accumulated unrealized gain totaled $44,000. The Company’s current investment securities as of December 31, 2008 are comprised of U.S. government agency notes as well as certificates of deposit, which have contractual maturities that range from one to twelve months.

The Company’s non-current investment securities at December 31, 2008 are comprised of auction rate securities backed by student loans for which, beginning in February 2008, auctions failed because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities is classified as a long-term asset at December 31, 2008.

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments.

See further discussion of the Company’s accounting for investment securities in Note 3 below.

(e)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for sales returns is determined based upon an analysis of revenue transactions and historical experience of sales returns and price adjustments. Write-offs to customer account balances for returns and price adjustments are charged against the allowance for sales returns.

(f)	Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(g)	Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to five years for manufacturing equipment, equipment held for rental or loan, computers, and furniture and fixtures. The building is depreciated using the straight-line method over its remaining estimated useful life of 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), as of January 1, 2002. Pursuant to SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets, which consist primarily of patents, are amortized using the straight-line method over periods ranging from 5 to 17 years.

See further discussion of goodwill and other intangible assets in Note 6 below.

(i)	Long-Lived Assets

The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment at least annually and whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. No impairments of long-lived assets have been recognized.

(j)	Restricted Cash

Restricted cash consists of an escrow fund established pursuant to the jury award and our appeal in the Rentrop case, which is discussed in Note 18, “Commitments and Contingencies”. In February 2009, $0.6 million was disbursed to Dr. Rentrop pursuant to the jury award.

(k)	Financial Instruments

At December 31, 2008 and 2007, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.

(l)	Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances and records a provision for sales returns based on historical returns experience. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company’s field service engineers are responsible for installation of each laser. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. The fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue from warranty service and service contracts is initially recorded as deferred revenue and recognized on a straight-line basis over the related service contract period, which is generally one year. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

The Company offers four laser system placement programs, which are described below, in addition to the sale of laser systems:

Cap-Free rental program — Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the unit returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser unit for the month. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon a three to five year expected life of the unit, depending upon whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2008, 230 laser units were in place under the Cap-Free program.

Evergreen rental program — Rental revenue under this program varies on a sliding scale depending on the customer’s catheter purchases each month. Rental revenue is invoiced on a monthly basis and revenue is recognized upon invoicing. The laser unit is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon a three to five year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2008, 78 laser units were in place under the Evergreen program.

Straight rental program  — The Company also offers a straight monthly rental program and there are a certain number of hospitals that pay rent of $2,500 to $5,000 per month under this program. As of December 31, 2008, 80 laser units were in place under the straight rental program.

Evaluation program — The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser unit is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon a three to five year expected life of the unit, depending on whether it is a remanufactured unit or a new laser unit. Costs to maintain the equipment are expensed as incurred. As of December 31, 2008, 99 laser units were in place under the evaluation program.

The Company accounts for service provided during the one-year warranty period as a separate unit of accounting in accordance with Emerging Issues Task Force Bulletin (EITF) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty period and warranty costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Revenue recognized associated with service to be performed during the warranty period totaled $0.6 million, $0.5 million and $0.6 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of the Company’s worldwide sales in 2008. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company’s international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and does not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

(m)	Royalty Liability

The Company licenses certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements. The Company has established reserves for royalty payment obligations based on these calculations, which involve management estimates that require judgment.

(n)	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (SFAS 123(R)) which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R) to its valuation methods.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires recognition of expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

SFAS No. 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option-pricing model. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

See further discussion and disclosures in Note 9.

(o)	Research and Development

Research and development costs are expensed as incurred and totaled $8.1 million, $6.7 million and $5.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. In 2008, the Company also expensed $3.8 million of in-process research and development purchased as part of the Kensey Nash acquisition (see further discussion in Note 2). The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration and other foreign governing bodies to market new applications for its technology. Costs associated with these clinical trials totaled $3.3 million, $2.5 million and $2.2 million, during the years ended December 31, 2008, 2007, and 2006, respectively.

(p)	Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the U.S. dollar. Realized gains and losses from these transactions are included in the consolidated statements of operations as they occur.

Spectranetics International, B.V. and Spectranetics Deutschland GmbH used their local currency (euro) as their functional currency for the years presented. Accordingly, net assets are translated to U.S. dollars at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in shareholders’ equity as accumulated other comprehensive income (loss).

(q)	Advertising Costs

The Company expenses advertising costs as incurred.  Advertising costs of approximately $0.8 million, $0.9 million and $0.3 million were expensed in 2008, 2007, and 2006, respectively.

(r)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and research and development and alternative minimum tax credit carryforwards.

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

See further discussion and disclosures in Note 14.

(s)	Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP SFAS 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company expects that the application of the deferred portion of SFAS 157 to the nonrecurring fair value measurements of its nonfinancial assets and liabilities will not have a material impact on the Company’s financial statements. In accordance with FSP SFAS 157-2, the fair value measurements for nonfinancial assets and liabilities will be adopted effective for fiscal years beginning after November 15, 2008.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP SFAS 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in situations where the market is not active. The Company has considered the guidance provided by FSP SFAS 157-3 in its determination of estimated fair values as of December 31, 2008. See Note 3, “Investment Securities,” for further discussion.

Also effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. The Company did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Good or Services to Be Used in Future Research and Development Activities. This Issue requires that nonrefundable advance payments for research and development activities be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed or when the goods or services are no longer expected to be provided. This Issue was effective for the Company as of January 1, 2008, and is to be applied prospectively for new contracts entered into after that date. The adoption of this consensus did not have a material impact on the Company’s financial statements.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in 2009 for calendar year-end entities. The effects are presumed to be material to the accounting for future business acquisitions and will also increase future income statement volatility upon consummation of future business acquisitions.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 was adopted by the Company effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial statements.

NOTE 2 —	BUSINESS COMBINATION

On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $11.7 million, including acquisition costs of $0.8 million and including a first milestone payment of $1.0 million paid to KNC in October 2008 (see further discussion of milestone payments below). The acquired products consist of (1) QuickCattm, an aspiration catheter used in the treatment of coronary and peripheral thrombus; (2) ThromCat®, a thrombectomy catheter system designed to remove more organized thrombus or blood clots from a patient; and (3) Safe-Cross®, a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise be untreatable. The primary reason for the acquisition of these product lines was to leverage the Company’s existing sales organization while extending its product offering in the area of thrombus management. The operating results related to these products have been included in the Company’s consolidated financial statements from the date of acquisition.

The aggregate purchase price has been allocated to the net assets acquired and in process research and development (IPRD) purchased as follows:

Tangible assets	$3,016
In-process research and development (IPRD)	3,849
Goodwill	3,984
Intangible assets:
Customer relationships	500
Patents	303

Total purchase price	$11,652

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

At the date of acquisition, the Company immediately charged $3.8 million to expense, representing purchased IPRD related to a development project (for the next-generation ThromCat, with a fixed core) that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. Separate projected cash flows were prepared for both the existing as well as the in-process project. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting product has entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired.

Specifically, revenue and cash flows from the in-process project are currently expected to commence in 2009 following anticipated regulatory approval for the fixed core ThromCat in Europe. Revenue and cash flows in the U.S. are not expected to be significant until FDA approval is received and the indications for use of the product are expanded, if at all. The timing for expanding the indications for the fixed core ThromCat is dependent upon the FDA approval timeline, which has not yet been determined. Product costs used in the cash flow analysis consisted of the amounts provided for in the manufacturing agreement between KNC and the Company, entered into at the same time as the Asset Purchase Agreement between the two companies. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects. During the third and fourth quarters of 2008, there was no material change in the status of the project that provided the basis for the value assigned to the acquired IPRD.

The Company’s consolidated financial statements include results from the acquired product lines from the date of acquisition, May 30, 2008. The following unaudited pro forma information sets forth the combined revenue of Spectranetics’ and the acquired Kensey Nash product operations for the years ended December 31, 2008, 2007 and 2006, as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited revenue for 2008 is comprised of (i) Spectranetics’ historical revenue for the periods ending May 30, 2008, (ii) the acquired Kensey Nash products’ historical revenue for the periods ending May 30, 2008 and (iii) the Company’s actual revenue for the period from May 31, 2008 through December 31, 2008. The pro forma information presented is not necessarily indicative of that which would have been attained had the transaction occurred at an earlier date.

Revenue from the Kensey Nash products subsequent to the acquisition date is included in our reported vascular intervention disposable products revenue and totaled $3.2 million in 2008.

	Year Ended December 31,
	2008	2007	2006

Net sales	$106,645	$87,970	$65,115

Historically, the Kensey Nash Endovascular Business was comprised of components of the KNC business and was not operated as a separately identifiable business segment. KNC operations and products were aggregated into a single reportable segment since they have similar economic characteristics, production processes, types of customers and distributions methods. As a result, by letter dated August 7, 2008 (the “August 7, 2008 letter”), the Securities and Exchange Commission (the “SEC”) granted the Company’s request to provide limited financial information with regard to the acquisition of the Kensey Nash Endovascular Business for the historical periods called for by Rule 3-05 of Regulation S-X, and such information was provided in our filing on Form 8-K/A on September 19, 2008. The SEC stated in the August 7, 2008 letter that it would waive the requirement set forth in Article 11 of Regulation S-X for pro forma statements of operations if such a presentation would require forward-looking information in order to meaningfully present the pro forma effect of the acquisition of the Kensey Nash Endovascular Business. Additionally, the SEC encouraged a presentation of forward-looking information regarding the revenues and expenses of the Kensey Nash Endovascular Business as reorganized under the Spectranetics’ corporate structure and management. Management concluded that forward-looking information would be required to meaningfully present the pro forma effect of the acquisition of the Kensey Nash Endovascular Business on the historical statements of operations of the Company. As a result, only a pro forma balance sheet as of March 31, 2008 was furnished in the Current Report on Form 8-K/A filed on September 19, 2008 along with a discussion of certain supplemental forward-looking information regarding the revenues and expenses of the Kensey Nash Endovascular Business as reorganized under the corporate structure and management of Spectranetics.

Under the terms of the Agreement, the Company will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $7 million is payable based on various product development and regulatory milestones associated with the next generation ThromCat devices. These payments will be recorded as additional goodwill. The first milestone, related to the development of a next-generation version of the SafeCross system, was achieved by KNC in October 2008 and as a result, the Company made a $1.0 million payment to KNC at that date. This payment was recorded as additional goodwill and is included in the final purchase price as described above.

The Company simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for the Company the endovascular products acquired by the Company under the Asset Purchase Agreement, and the Company will purchase such products exclusively from KNC for specified time periods. Additionally, the Company and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on behalf of the Company, certain next-generation SafeCross and ThromCat products at KNC’s expense. The Company will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by the Company and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.

NOTE 3 —	INVESTMENT SECURITIES

At December 31, investment securities consisted of the following:

	December 31,
	2008	2007

Current investments:
Government agency note	$3,019	$11,011
Certificates of deposit	1,346	2,332

Total current investments	$4,365	$13,343
Non-current investments:
Auction rate securities	$15,570	$—
Government agency notes	—	3,037

Total non-current investments	$15,570	$3,037
Restricted investment:
Certificate of deposit	$1,350	$1,350

Total investment securities	$21,285	$17,730

The restricted investment is an escrow fund established pursuant to the jury award and our appeal in the Rentrop case, which is discussed in Note 18, “Commitments and Contingencies.” In February 2009, $0.6 million was disbursed to Dr. Rentrop pursuant to the jury award.

The Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments. The statement requires fair value measurement be classified and disclosed in one of the following three categories:

Level 1:  Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:  Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3:  Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following table represents the fair value measurement of the Company’s investments pursuant to SFAS 157 using each of the valuation approaches as applied to each class of security:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
	Balance at	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Auction Rate Securities	$15,570	$—	$—	$15,570
Government Agency Notes	3,019	3,019	—	—
Certificates of Deposit	2,696	2,696	—	—

Total	$21,285	$5,715	$—	$15,570

The Company’s investments in government agency notes and certificates of deposit are valued using quoted active market prices.

The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Education Loan Program. At December 31, 2008, the Company held $17.7 million of principal invested in ARS, $14.7 million of which have AAA credit ratings and

$3.0 million of which have an A3 credit rating. ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities was classified as a long-term asset at December 31, 2008.

As of December 31, 2008, the Company has adjusted the $17.7 million par value of its ARS to their estimated fair market value of $15.6 million, and the $2.1 million temporary unrealized loss, of which $1.3 million was recorded in the third quarter and $0.8 million was recorded in the fourth quarter, is reported in accumulated other comprehensive income (loss) within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout 2008. The Company has recorded the loss as a temporary impairment because management currently has the intention and believes it has the ability to hold the securities until the Company is able to recover their full par value.

The fair value for the Company’s ARS at December 31, 2008 is based on pricing models prepared by an independent consultant and is classified as a Level 3 pricing category in accordance with SFAS 157. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 4.1% to 6.0%. In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond. In the Company’s view, high grade municipal bonds are the most closely comparable security to the auction rate securities contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company’s ARS portfolio (through the FELP program). The Company utilized forecasts for the 3-month LIBOR based on the weighted average of the Bloomberg Analyst Forecasts, then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.

The estimated liquidation dates used in the valuation analysis as of December 31, 2008 ranged from 5 to 7 years, and were increased by two years as compared to the estimated liquidation dates used in the analysis performed by the Company as of September 30, 2008. The additional two years to expected liquidation caused an increase in the temporary impairment recorded of $0.8 million as compared to the valuation that the Company performed at September 30, 2008. At December 31, 2008, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million. The Company believes that its current valuation of $15.6 million is a reasonable measure of fair value of the securities.

To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. The Company has also received three small redemptions totaling $0.3 million of one of the issues of these securities, all at par. At this time, management has no reason to believe that any of the underlying issuers of our ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing the ARS. While the recent auction failures limit the Company’s ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations and growth initiatives. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any rating downgrades on any investments in the portfolio, including the Company’s ARS, the market value of the Company’s investment portfolio may decline further, which management may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect the Company’s financial position, results of operations and liquidity.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate
	Securities	Total

Beginning balance at January 1, 2008	$—	$—
Transfers in to Level 3	18,000	18,000
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive income	(2,130)	(2,130)
Redemptions (at par)	(300)	(300)

Ending balance	$15,570	$15,570

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive income, as such unrealized losses are deemed by the Company to be temporary.

At December 31, 2008, the Company’s accumulated unrealized loss on investment securities totaled $2.1 million and at December 31, 2007, the accumulated unrealized gain totaled $44,000. For the years ended December 31, 2008, 2007 and 2006, an unrealized loss of $2.1 million and unrealized gains of $101,000 and $25,000, respectively, were included in other comprehensive income.

NOTE 4 —	INVENTORIES

Inventories consisted of the following (in thousands):

	December 31
	2008	2007

Raw materials	$2,554	$1,235
Work in process	2,813	2,876
Finished goods	2,919	2,050
Less: reserves for excess and obsolete inventories	(233)	(269)

	$8,053	$5,892

NOTE 5 —	PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31
	2008	2007

Land	$270	$270
Building and improvements	1,264	1,264
Manufacturing equipment and computers	15,581	12,537
Leasehold improvements	4,085	1,218
Equipment held for rental or loan	29,447	23,420
Furniture and fixtures	1,419	714
Less: accumulated depreciation and amortization	(19,721)	(14,011)

	$32,345	$25,412

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $6.7 million, $4.3 million and $2.7 million, respectively. In addition, software amortization expense for the years ended December 31, 2008, 2007 and 2006 was $0.5 million, $0.4 million and $0.2 million, respectively.

NOTE 6 —	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible Assets

Acquired intangible assets as of December 31 were as follows (in thousands):

	2008	2007

Patents	$4,371	$4,068
Customer relationships	500	—
Less: accumulated amortization	(3,973)	(3,780)

	$898	$288

Aggregate amortization expense for amortizing intangible assets was $193,000, $38,000 and $27,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for intangible assets subject to amortization for each of the next five years is as follows (in thousands):

2009	$287
2010	287
2011	190
2012	106
2013	28

Total	$898

Goodwill

As discussed in Note 2 above, on May 30, 2008 the Company acquired the endovascular product lines of KNC for approximately $11.7 million. The aggregate purchase price was allocated to the tangible and intangible assets acquired, IPRD and goodwill. Goodwill was allocated to the two reporting segments, U.S. Medical and International Medical, based on the percentage of revenues earned in 2007, the year preceding the acquisition. Based on the analysis of U.S. and international revenues in 2007, 33% of the goodwill, or $1.3 million, was assigned to the International Medical segment. The total amount of goodwill related to the Kensey Nash acquisition at December 31, 2008 was approximately $4.0 million.

During 2001, the Company entered into a series of purchase and license agreements with Fogazzi, an Italian medical device manufacturer. The Company acquired certain assets from Fogazzi and has granted a license to Fogazzi for the manufacture of certain laser catheters used to treat blockages in the leg. Goodwill of $340,000 was recorded, and $32,000 of amortization expense was recognized during the year ended December 31, 2001. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, which was adopted January 1, 2002, no amortization expense has been recorded for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008 and 2007, the balance of goodwill related to the Fogazzi investment was $308,000.

The changes in the carrying amount of goodwill for the year ended December 31, 2008 are as follows (in thousands):

		International
	U.S. Medical	Medical	Total

Balance as of January 1, 2008	$—	$308	$308
Goodwill acquired during the year	2,669	1,315	3,984

Balance as of December 31, 2008	$2,669	$1,623	$4,292

The Company evaluates goodwill and other intangible assets for impairment in accordance with the provisions of Statement 142 at least annually. At December 31, 2008 the Company performed an impairment test of its goodwill and determined that the fair values of the reporting units carrying the goodwill were greater than their carrying values. The fair values of the reporting units were estimated using the average of the closing market prices of the Company’s common stock over the last two weeks of December plus a small control premium. Therefore, the Company did not recognize an impairment loss as a result of such analysis.

NOTE 7 —	ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31
	2008	2007

Accrued payroll and employee related expenses	$5,518	$4,399
Accrued royalty and litigation expense	2,507	1,899
Accrued legal expenses	1,039	125
Employee stock purchase plan liability	480	624
Deferred rent	390	250
Accrued clinical study expense	118	116
Accrued warranty expense	30	35
Accrued leasehold improvements	—	1,432
Other accrued expenses	2,349	2,820
Less: Long-term portion	(422)	(251)

Accrued liabilities: current portion	$12,009	$11,449

NOTE 8 —	DEFERRED REVENUE

Deferred revenue was $2.5 million and $2.7 million at December 31, 2008 and 2007, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.

NOTE 9 —	STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

At December 31, 2008 and 2007, the Company had two stock-based compensation plans which are described below.

(a)	Stock Option Plan

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through December 31, 2008 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. At December 31, 2008, there were 488,057 shares available for future issuance under these plans. The Company’s policy is to issue new shares upon the exercise of stock options.

In November and December 2008, the compensation committee of the Board of Directors of the Company approved the issuance of 1.5 million stock options to certain of the Company’s officers and employees with an exercise price equal to the market price of the Company’s common stock on the grant date. These stock options are subject to a performance target, which will be achieved if and when the average of the closing market prices of the Company’s common stock equals or exceeds $9.00 per share for a period of ten consecutive trading days. The number of shares authorized under our stock option plans was insufficient to cover these grants, and therefore the options will only be exercisable subject to shareholder approval of the Sixth Amendment (“Sixth Amendment”) to the 2006 Incentive Award Plan (the “Plan”), which would increase the number of shares authorized under the Plan to 2.6 million. The Company will submit the Sixth Amendment to a shareholder vote at the next shareholder meeting, which is currently anticipated to be held in June 2009.

In accordance with SFAS 123(R), because the options are subject to shareholder approval of the Sixth Amendment, they are not deemed to be granted for accounting purposes and no compensation cost has been or will be recognized prior to shareholder approval. Therefore, these options are not included in the calculations or tabular disclosures below. Once shareholder approval has been obtained, the compensation cost associated with these options will be amortized over their remaining service period.

Valuation and Expense Information under SFAS 123(R)

Stock-based compensation expense recognized under SFAS 123(R) for the twelve months ended December 31, 2008, 2007 and 2006 was $2.8 million, $3.2 million and $2.7 million, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2008 and (3) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. The Company recognizes compensation costs for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the years ended December 31, 2008, 2007 and 2006 was $3.0 million, $2.7 million and $2.3 million, respectively. An income tax benefit of $0.8 million, $1.4 million and $1.0 million related to the exercise of stock options during 2008, 2007 and 2006, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

The fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the years ended December 31, 2008, 2007 and 2006 using the Black-Scholes pricing model:

	Twelve Months
	Ended
	December 31,
	2008	2007	2006

Expected life (years)	5.98	5.31	4.97
Risk-free interest rate	2.32%	4.71%	4.81%
Expected volatility	65.72%	137.7%	155.8%
Expected dividend yield	None	None	None
Weighted average grant date fair value of options granted during the year	$4.11	$8.88	$10.46

The following table summarizes stock option and restricted stock award activity during the twelve months ended December 31, 2008:

			Weighted Avg.
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(In Years)	Value

Options outstanding at January 1, 2008	3,683,855	$5.64
Granted	689,000	7.02
Exercised	(491,165)	3.76
Canceled	(265,061)	10.65

Options outstanding at December 31, 2008	3,616,629	$5.79	4.63	$309,567

Options exercisable at December 31, 2008	2,621,880	$4.91	3.00	$280,400

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.61 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as December 31, 2008 was 472,569. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.7 million, $3.8 million and $3.0 million, respectively.

As of December 31, 2008 there was $5.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. The cost is expected to be recognized over a weighted-average period of 2.6 years.

(b)	Stock Purchase Plan

The Company also maintained an employee stock purchase plan (ESPP) through December 31, 2008 which provided for the sale of up to 1,350,000 shares of common stock. The plan provided eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock could be purchased each six-month period per year (twice per year). The purchase price was equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. Shares issued under the plan totaled 130,775, 99,848 and 78,108 in 2008, 2007, and 2006, respectively. In 2008, the number of shares authorized under the ESPP were exhausted and, in January 2009, the Company issued the final 54,734 shares for the July-December 2008 issuance. As of December 31, 2008, the Company indefinitely suspended the ESPP, and no further shares are expected to be issued for the remainder of 2009.

(c)	401(k) Plan

The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued contributions of $0.3 million, $0.3 million and $0.2 million to the plan in 2008, 2007, and 2006, respectively, based on a match of 25% of the first 4% of each employee’s contribution and an additional Company discretionary match. Starting in 2009, the Company increased the employer match to 50% of the first 6% of each employee’s contribution and discontinued the discretionary match.

NOTE 10 —	SALE OF COMMON STOCK

On May 9, 2006, the Company completed a public offering of 4,140,000 shares of its common stock, which included the exercise in full by the underwriters of an over-allotment option of 540,000 shares, at a price (before underwriters discounts and commissions) of $12.50 per share. The Company has used part of the net proceeds and intends to use the remaining net proceeds from the offering of approximately $47.9 million for capital expenditures, working capital and other general corporate purposes.

NOTE 11 —	NET INCOME (LOSS) PER SHARE

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

Diluted income per share is the same as basic income per share for the years ended December 31, 2008 and 2006 as potential common stock instruments were antidilutive as a result of the net losses incurred for those periods. Potentially dilutive common shares which have been excluded from the computation of diluted income per share as of December 31, 2008, 2007, and 2006 were 1.4 million, 0.9 million and 2.7 million because their effect would have been anti-dilutive.

	2008	2007	2006
	(In thousands, except per share amounts)

Net (loss) income	$(3,955)	$7,229	$(1,447)

Common shares outstanding:
Historical common shares outstanding at beginning of year	31,417	30,854	26,251
Weighted average common shares issued	409	371	2,879

Weighted average common shares outstanding — basic	31,826	31,225	29,130
Effect of dilution from stock options	—	2,558	—

Weighted average common shares outstanding — diluted	31,826	33,783	29,130

Net (loss) income per share, basic	$(0.12)	$0.23	$(0.05)
Net (loss) income per share, diluted	(0.12)	0.21	(0.05)

NOTE 12 —	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on our investment securities (primarily auction-rate securities) that are classified as available for sale securities. The differences between net income (loss) and comprehensive income (loss) for the years ending December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
	(In thousands)

Net (loss) income	$(3,955)	$7,229	$(1,447)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(558)	347	184
Unrealized (loss) gain on investment securities	(2,109)	101	25

Comprehensive (loss) income, net of tax	$(6,622)	$7,677	$(1,238)

The balances of each classification within accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows (in thousands):

	Foreign currency	Unrealized (loss)	Accumulated Other
	translation gain	gain on investment	Comprehensive
	(loss)	securities	Income

Ending balance, January 1, 2007	$121	$(57)	$64
Current period change	347	101	448

Ending balance, December 31, 2007	468	44	512
Current period change	(558)	(2,109)	(2,667)

Ending balance, December 31, 2008	$(90)	$(2,065)	$(2,155)

NOTE 13 —	LEASES

The Company leases office space, furniture and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017.

The future minimum payments under noncancelable operating leases as of December 31, 2008, are as follows:

Operating
Leases
(In thousands)

Years ending December 31:
2009	$1,469
2010	1,444
2011	1,167
2012	1,093
2013 and beyond	3,837

Total minimum lease payments	$9,010

Rent expense under operating leases totaled approximately $1.6 million, $1.2 million and $0.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

In December, 2006 the Company entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at its option, during the first four years of the lease. The Company plans to consolidate all of its current U.S. operations into the new facility in two phases. All research and development, clinical studies, regulatory, marketing, sales support and administrative functions moved to the new facility in the first half of 2007. The second phase, which includes the relocation of all manufacturing and related support functions, is subject to FDA approval in some cases and is currently ongoing.

The original lease term will expire in April 2017. Provided the Company is not in default of any lease term, the Company has the option to extend the lease for two additional periods of five years each. Upon full occupancy of the facility in the second year of the lease, the annual base rent is $0.9 million per year, subject to annual increases of 3-4% each year.

NOTE 14 —	INCOME TAXES

The sources of income (loss) before income taxes are as follows (in thousands):

	2008	2007	2006

United States	$(5,716)	$1,847	$(1,532)
Foreign	1,055	807	250

Income (loss) before income taxes	$(4,661)	$2,654	$(1,282)

Income tax (benefit) expense attributable to income (loss) before income taxes consists of the following (in thousands):

	2008	2007	2006

Current:
Federal	$3	$61	$—
State	307	57	76
Foreign	18	—	—

	328	118	76

Deferred:
Federal	(1,196)	(3,605)	77
State	(155)	(538)	12
Foreign	317	(550)	—

	(1,034)	(4,693)	89

Income tax expense (benefit)	$(706)	$(4,575)	$165

During the quarter ended June 30, 2007, the Company performed its quarterly assessment of its net deferred tax assets. After considering a number of factors, including (1) the Company’s pretax income for the six months then ended, (2) the expectation of generating pre-tax income for the full year of 2007 and beyond, which was primarily due to the FDA approval of the Company’s Turbo-Booster product, and (3) the impact of a proposed settlement with Dutch tax authorities which neared completion in the second quarter, which had enabled the Company to forecast with a higher degree of likelihood the availability and utilization of net operating loss carryforwards related to the Company’s Netherlands subsidiary, the Company concluded that an adjustment to the valuation allowance recorded against its deferred tax asset was necessary in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Accordingly, the Company recorded a non-cash tax benefit in the second quarter of 2007 of $6.6 million to decrease the valuation allowance against its deferred tax assets. It is recorded within income tax benefit (expense) in the accompanying consolidated statement of income.

Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	2008	2007	2006

Computed expected tax expense (benefit)	$(1,585)	$903	$(436)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(13)	199	10
Nondeductible stock compensation expense related to incentive stock options	584	728	503
Nondeductible expenses	350	243	188
Change in valuation allowance	—	(6,600)	(15)
Impact of change in income tax rates on deferred tax rates	719	—	—
Impact of change in income tax rates on valuation allowance	(719)	—	—
Foreign operations	(42)	(48)	(85)

Income tax expense (benefit)	$(706)	$(4,575)	$165

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2008	2007
	(In thousands)

Deferred tax assets (liabilities):
Net operating loss carryforwards — U.S. and related states	$5,637	$7,221
Foreign net operating loss carryforwards	4,477	5,554
In-process research and development	1,478	—
Stock compensation expense related to nonqualified stock options	1,467	987
Research and experimentation tax credit	845	924
Deferred revenue	949	879
Accrued liabilities	777	650
Royalty reserve	592	595
Alternative minimum tax credit	445	418
Inventories	203	43
Equipment	(320)	(318)
Other	—	98

	16,550	17,051
Less valuation allowance	(10,065)	(11,600)

Net deferred tax assets	$6,485	$5,451

An income tax benefit of $0.8 million, $1.4 million and $1.0 million related to the exercise of stock options during 2008, 2007 and 2006, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

The Company reduced the valuation allowance against its deferred tax asset from $11.6 million at December 31, 2007 to $10.1 million at December 31, 2008. The Company reduced the valuation allowance by $0.4 million for U.S. net operating loss carryforwards that have expired unutilized. The Company decreased the valuation allowance by $0.4 million for credits that are subject to FIN 48. In addition, the Company adjusted the foreign tax rate which reduced the valuation allowance by $0.7 million.

As of December 31, 2008, the Company has unrestricted United States federal net operating loss carryforwards of approximately $14.7 million to reduce future taxable income which expire as follows (in thousands):

Regular Tax
Net Operating
Losses

Expiration date:
2009	$8,930
2010	1,177
2011	2
2012	—
2013 through 2028	4,567

Total	$14,676

The Company also has tax loss carryforwards in the Netherlands, which are expected to expire by 2012, of approximately $14.9 million U.S. dollars available to offset future taxable income, if any, in the Netherlands. The amount of tax loss carryforwards has been reduced from amounts previously recorded after a settlement was reached with the Netherlands taxing authority. These foreign loss carryforwards had been fully reserved with a valuation allowance, so the reduction adjustment had no impact on the Company’s income tax provision for 2008.

An alternative minimum tax credit carryforward of approximately $0.4 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $14.2 million.

The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2008 of approximately $0.8 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2024.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the recorded valuation allowances at December 31, 2008.

The FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company’s financial position, cash flows or results of operations upon adoption as the Company did not have any unrecognized tax benefits.

In 2008, the Company performed a comprehensive review of its material tax positions in accordance with regulation and measurement standards established by FIN 48. As a result of this review, the Company discovered that there were certain deferred tax assets that were not properly stated. The gross and net deferred tax asset did not change as a result of the review but a reclassification was necessary to properly reflect the values of the different components of deferred tax assets. As of January 1, 2008, the company concluded it did not have any uncertain tax benefits. The change to the amount of uncertain tax benefits is related to approximately $0.8 million of its credit carryforwards and is reported as a reduction of the Company’s deferred tax asset. A reconciliation of the beginning and ending amounts of unrecognized tax liability is as follows:

Unrecognized Tax
Liability
(In thousands)

Balance at January 1, 2008	$—
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	786
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$786

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the U.S., in the Netherlands and in Germany. The tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 15 —	CONCENTRATIONS OF CREDIT RISK

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

As of December 31, 2008, the Company held auction rate securities of $17.7 million par value and a fair market value of $15.6 million. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout 2008. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company. If uncertainties in the current credit and capital markets continue, if these markets deteriorate further or if there are rating downgrades on any investments in the Company’s portfolio, including the ARS, the market value of the Company’s investment portfolio may decline further, which management may determine is an other-than-temporary impairment. This would result in a realized loss and would negatively affect the Company’s financial position, results of operations and liquidity.

The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2008.

The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

NOTE 16 —	SEGMENT AND GEOGRAPHIC REPORTING

An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is net income or loss. The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing of a proprietary excimer laser system for the treatment of certain coronary and vascular conditions. The Company has identified two reportable geographic segments within this line of business: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.

(a)	U.S. Medical

Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 2008, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. In April 2004, the Company received 510(k) clearance from the FDA to sell fiber-optic delivery devices for the treatment of patients suffering from total occlusions (blockages) not crossable with a guide wire in their leg arteries. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2008, 2007, and 2006, cost allocations of these functions to International Medical have not been performed.

Revenue associated with intersegment transfers to International Medical was $4.0 million, $3.0 million and $2.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 2008, 2007, and 2006, intersegment revenue and intercompany profits are not included in the segment information in the table shown below.

(b)	International Medical

The International Medical segment is a marketing and sales subsidiary located in the Netherlands that serves Europe as well as Latin America (including Puerto Rico), Asia and the Middle East. Products offered by this reportable segment are the same as those offered by U.S. Medical. The Company has received CE mark approval for products that relate to four applications of excimer laser technology — coronary atherectomy, in-stent restenosis, lead management, and peripheral atherectomy to clear blockages in leg arteries.

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2008	2007	2006

Revenue:
Equipment	$6,440	$4,603	$4,095
Disposable Products:
Vascular Interventions	52,012	43,842	30,833
Lead Management	23,835	17,583	14,481
Service	8,611	7,574	6,330
Other, net of provision for sales returns	(622)	(603)	(319)

Subtotal — U.S. Medical	90,276	72,999	55,420

Equipment	2,197	1,688	1,781
Disposable Products:
Vascular Interventions	5,420	3,619	2,575
Lead Management	5,062	3,590	2,754
Service	1,006	889	822
Other	49	89	138

Subtotal — International Medical	13,734	9,875	8,070

Total revenue	$104,010	$82,874	$63,490

		International
	U.S. Medical	Medical	Total

2008
Interest Income	$1,660	$8	$1,668
Interest Expense	—	52	52
Depreciation and amortization expense	6,911	472	7,383
Income tax benefit (expense)	1,023	(317)	706
Segment net (loss) income	(5,620)	1,665	(3,955)
Capital expenditures	5,000	133	5,133
Segment assets	$96,314	$10,782	$107,096

		International
	U.S. Medical	Medical	Total

2007
Interest Income	$2,623	$10	$2,633
Interest Expense	—	18	18
Depreciation and amortization expense	4,341	437	4,778
Income tax benefit	4,023	552	4,575
Segment net income	5,015	2,214	7,229
Capital expenditures	4,359	90	4,449
Segment assets	$101,449	$6,597	$108,046

		International
	U.S. Medical	Medical	Total

2006
Interest Income	$1,938	$16	$1,954
Interest Expense	—	20	20
Depreciation and amortization expense	2,691	262	2,953
Income tax expense	(165)	—	(165)
Segment net (loss) income	(3,070)	1,623	(1,447)
Capital expenditures	3,500	45	3,545
Segment assets	$87,884	$3,610	$91,494

In 2008, 2007, and 2006, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2008, 2007, or 2006. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $3.6 million and $2.4 million as of December 31, 2008 and 2007, respectively.

NOTE 17 —	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2008, 2007 and 2006, the Company paid $117,000, $97,000 and $90,000, respectively, to a director of the Company under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company. As of December 31, 2008 and 2007, the Company owed $26,000 and $24,000, respectively, to this director under the consulting agreement.

During the year ended December 31, 2007, the Company purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based on the sales of the Company’s products that use inventions claimed by the patent. During the years ended December 31, 2008 and 2007, the Company paid $25,000 and $-0-, respectively, in royalties to this director, and as of December 31, 2008 and 2007, the Company owed $-0- to him.

During the year ended December 31, 2006, the Company paid $65,000 in fees to a consulting firm in which a director of the Company is a partner. The fees related to work done by the consulting firm in connection with the evaluation of a new market opportunity.

NOTE 18 —	COMMITMENTS AND CONTINGENCIES

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

Securities Class Actions

On September 23, 2008 (Hancook v. The Spectranetics Corp. et al.), September 24, 2008 (Donoghue v. The Spectranetics Corp. et al.), September 26, 2008 (Dickson v. The Spectranetics Corp. et al.), October 17, 2008 (Jacobusse v. The Spectranetics Corp. et al.), and on November 6, 2008 (Posner v. The Spectranetics Corp. et al.) securities class action lawsuits were filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Colorado. Donoghue also names Jonathan McGuire and Donald Fletcher as defendants, and Jacobusse also names Emile Geisenheimer as a defendant. On September 25, 2008 (Genesee County Employees’ Retirement System v. The Spectranetics Corp. et al.) a securities class action lawsuit was filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Delaware. This case was subsequently transferred to the United States District Court for the District of Colorado and all six cases were consolidated into one case (In re Spectranetics Corporation Securities Litigation) in the United States District Court for the District of Colorado on January 16, 2009. The Court has not yet appointed a lead plaintiff or lead counsel.

The complaints allege that the defendants either failed to disclose or made false and misleading statements about the Company’s business operations and financial performance including, among other things, that the Company was improperly marketing, promoting and testing its products and the products of third parties for unapproved use; the Company received parts from international sources in violation of customs laws; the Company lacked effective regulatory compliance controls and adequate internal and financial controls; and that the Company’s financial results were materially inflated as a result. Plaintiffs seek class certification, compensatory damages, legal fees and other relief deemed proper. The Company intends to vigorously defend itself in this matter.

Stockholder Derivative Action

On September 29, 2008 (Kopp v. Geisenheimer et al.) and on November 12, 2008 (Kiama v. Schulte et al.), stockholder derivative lawsuits were filed against Emile Geisenheimer, David Blackburn, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker as defendants (the “Individual Defendants”), and the Company as a nominal defendant in the United States District Court for the District of Colorado. Kiama also names Guy Childs as a defendant. On January 13, 2009, a similar stockholder derivative lawsuit (Clarke v. Schulte et al.) was filed in the District Court of El Paso County, Colorado. This case was removed to the United States District Court for the District of Colorado and was consolidated with the other stockholder derivative cases on February 6, 2009. The lawsuits allege that the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company’s stock price decline following disclosure of such investigation; the Company’s receipt of an inquiry from the Securities and Exchange Commission; and the suit against the Company by its former Director of Marketing alleging the Company marketed, promoted and tested its products for unapproved uses. Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper. These cases were consolidated into one case (Kopp v. Geisenheimer, et al.) in the United States District Court for the District of Colorado on November 25, 2008. The Company intends to vigorously defend itself in this matter.

SEC Inquiry

On September 24, 2008, the Company received a request from the Denver office of the Securities and Exchange Commission for the voluntary production of certain documents. The Company complied with the request.

FINRA Inquiry

On September 16, 2008, the Company received an inquiry from the Financial Industry Regulatory Authority (FINRA), a non-governmental market regulatory entity that provides market regulation for The NASDAQ Stock Market, relating to activity in the Company’s stock on September 4, 2008. The Company is cooperating with the inquiry.

Schlesinger Matters

A complaint was filed on September 5, 2008, in El Paso County, District Court, Colorado, by Scott Schlesinger, a former employee. The complaint names the Company, its General Counsel and its Chief Operating Officer as defendants. The complaint, Scott Schlesinger v. The Spectranetics Corporation, et al, alleges wrongful termination, breach of contract and promissory estoppel, among other claims, and includes allegations similar in nature to the matters the Company believes are being investigated by the FDA and ICE, as discussed above. The complaint seeks an unspecified amount of damages. The Company filed its response to the complaint on September 19, 2008. Spectranetics intends to vigorously defend itself against the claims in the complaint.

The plaintiff in Schlesinger also filed a claim with the U.S. Department of Labor, Occupational Safety and Health Administration (OSHA) in Denver, Colorado in May 2008 alleging discriminatory employment practices by the Company in violation of federal law based on essentially the same claims as those being investigated by the FDA and ICE, as discussed above. The claim sought an unspecified amount of damages. The Company filed an initial response to the claim in late June 2008. The complaint was dismissed on December 5, 2008, and as the plaintiff failed to appeal, the dismissal is final.

Both Schlesinger matters arise from concerns about certain company activities raised by a former company employee in April 2008. At that time, an independent committee of the Board retained outside counsel with extensive experience in FDA rules to look into the matters. This review is ongoing.

On October 29, 2008, the Company was notified that the spouse of the plaintiff in Schlesinger filed a claim with OSHA in Denver, Colorado alleging discriminatory employment practices against the Company in violation of federal law. In addition, on November 12, 2008, she filed a Complaint with the Colorado Division of Civil Rights alleging marital discrimination. The Company intends to vigorously defend itself against these allegations.

Rentrop

In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of our Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $650,000 plus royalties and interest. In September 2007, the judge ruled on several post-trial motions and accepted the verdict, except for $150,000 of legal fees, which were denied. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008 the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal will be exhausted in March 2009. Based on the jury award, District Court rulings on interest and costs, and royalties on the sale of certain of our Point 9 laser devices, damages due Dr. Rentrop are approximately $0.9 million, which has been accrued in our financial statements at December 31, 2008. In February 2009, $0.6 million of this amount was paid to Dr. Rentrop.

Cardiomedica

The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999, and the lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics BV for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. We currently estimate the loss in this case to be approximately $0.5 million, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which we expect to be followed closely by the Court in reaching its verdict as to the amount of damages. The Court plans to set a hearing during the second quarter of 2009 to continue its deliberation of the expert’s report. We have accrued the $0.5 million estimate of the loss and such amount is included in accrued liabilities at December 31, 2008.

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

The Company is considering its options in light of the Court of Appeal’s decision at the appropriate levels in the Dutch courts. The Company intends to continue to vigorously defend the Dutch action.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

NOTE 19 —	VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions
	Beginning	Charged to		Balance at
Description	of Year	Expense	Deductions	End of Year
		(In thousands)

Year ended December 31, 2006:
Accrued royalty and litigation liability	3,064	1,905	3,679	1,290
Allowance for doubtful accounts and sales returns	435	305	413	327
Year ended December 31, 2007:
Accrued royalty and litigation liability	1,290	1,721	1,112	1,899
Allowance for doubtful accounts and sales returns	327	760	486	601
Year ended December 31, 2008:
Accrued royalty and litigation liability	1,899	2,063	1,455	2,507
Allowance for doubtful accounts and sales returns	601	848	695	754

NOTE 20 —	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
			(In thousands, except per share amounts)

Net sales	$23,831	$26,698	$26,836	$26,645	$17,365	$20,373	$21,226	$23,910
Gross profit	17,156	19,172	19,217	19,076	12,730	15,260	15,771	17,157
Net (loss) income	(405)	(2,641)	183	(1,092)	(65)	7,152	231	(89)
Net (loss) income per share:
Basic	$(0.01)	$(0.08)	$0.01	$(0.03)	$(0.00)	$0.21	$0.01	$(0.00)
Diluted	(0.01)	(0.08)	0.01	(0.03)	(0.00)	0.21	0.01	(0.00)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation.(1)
3	.1(a)	Certificate of Amendment to Restated Certificate of Incorporation.(9)
3	.1(b)	Certificate of Amendment to Restated Certificate of Incorporation.(14)
3.2		Bylaws of the Company.(2)
3	.2(a)	First Amendment to Bylaws.(16)
3	.2(b)	Second Amendment to Bylaws.(17)
4.1		Form of Common Stock Certificate of the Company.(3)
10	.2(e)	Lease covering a portion of the Company’s facilities between the Company and John Sanders, dated April 19, 2006.(25)
10	.3(d)	Amendment to lease covering a portion of the Company’s facilities between the Company and Full Circle Partnership dated May 2, 2005.(23)
10.8		Nonemployee Director Stock Option Plan.(6)
10	.8(a)	Stock Option Plan for Outside Directors.(8)
10.9		Employee Stock Purchase Plan (as amended).(7)
10.10		The 1997 Equity Participation Plan of The Spectranetics Corporation.(12)
10	.10(c)	Form of NonQualified Stock Option Agreement for Officers.(12)
10	.10(d)	Form of NonQualified Stock Option Agreement for Employees.(12)
10	.10(e)	Form of NonQualified Stock Option Agreement for Independent Directors.(12)
10	.10(f)	Form of Incentive Stock Option Agreement for Officers.(12)
10	.10(g)	Form of Incentive Stock Option Agreement for Employees.(12)
10.12		License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(5)
10.13		Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this agreement).(4)
10.15		License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(10)
10.16		License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.17		Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.22		First Amendment to the 1997 Equity Participation Plan.(14)
10.23		Second Amendment to the 1997 Equity Participation Plan.(13)
10.25		Third Amendment to the 1997 Equity Participation Plan.(15)
10.29		Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002.(16)
10.30		Fourth Amendment to the 1997 Equity Participation Plan.(17)
10.31		Fifth Amendment to the 1997 Equity Participation Plan.(17)
10.32		Letter agreement dated January 20, 2003 between the Company and John G. Schulte.(18)
10.33		Asset purchase agreement between the Company and LaTIS, Inc.(19)
10.34		Settlement Agreement between the Company and Interlase Limited Partnership dated November 19, 2003.(20)
10.35		Third Amendment to Employee Stock Purchase Plan.(21)
10.36		Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.(22)

Exhibit
Number	Description

10.37	Settlement and Amendment to License Agreement executed in February 2005 and effective October 1, 2004 between the Company and Surmodics, Inc. (confidential treatment has been granted for portions of this agreement).(22)
10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005.(24)
10.39	Employment letter agreement between the Company and Stephen D. Okland dated February 10, 2006.(25)
10.40	Catheter Development Agreement dated May 3, 2006 between the Company and Bioscan Technologies Ltd. (confidential treatment has been granted for portions of this agreement).(26)
10.41	Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation dated December 29, 2006.(27)
10.42	Patent Purchase Agreement dated February 20, 2007 between The Spectranetics Corporation and Joseph M. Ruggio.(27)
10.43	The Spectranetics Corporation 2006 Incentive Award Plan.(28)
10.44	Training Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated June 21, 2007.(29)
10.45	Second Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 19, 2007.(29)
10.46	Third Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated August 13, 2007.(30)
10.47	Form of Stock Option Grant Notice and Stock Option Agreement.(30)
10.48	Fourth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan dated April 15, 2008.(31)
10.49	Asset Purchase Agreement dated as of May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and The Spectranetics Corporation.(32)
10.50	Manufacturing and Licensing Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit).(33)
10.51	Development and Regulatory Services Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit).(33)
10.52	Fifth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008.(34)
10.53	Settlement Agreement and General Release dated as of August 8, 2008 between The Spectranetics Corporation and Steve Okland.(35)
10.54	Employment Agreement between Emile Geisenheimer and The Spectranetics Corporation, dated November 21, 2008 and effective as of October 21, 2008.(36)
10.55	Form of Time Vesting Stock Option Agreement, Form of Conditional Time Vesting Stock Option Agreement, and Form of Conditional Performance Vesting Stock Option Agreement.(36)
10.56	Form of Performance Vesting Stock Option Agreement for Employees.
10.57	Form of Conditional Performance Vesting Stock Option Agreement for Employees.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC)
31.1	Rule 13(a) — 14(a)/15d — 14(a) Certifications
32.1	Section 1350 Certifications

(1)	Incorporated by reference to the Company’s 1993 Annual Report on Form 10-K filed on March 31, 1994.

(2)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).

(3)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

(4)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).

(5)	Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.

(6)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992 (File No. 33-46725).

(7)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File No. 33-88088).

(8)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995 (File No. 33-99406).

(9)	Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

(10)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

(11)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

(12)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

(13)	Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.

(14)	Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

(15)	Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.

(16)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 7, 2002.

(17)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(20)	Incorporated by reference to exhibit previously filed by the Company with its 2003 Annual Report on Form 10-K filed on March 29, 2004.

(21)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(23)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(24)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(25)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(26)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(27)	Incorporated by reference to exhibit previously filed by the Company with its 2006 Annual Report on Form 10-K filed on March 29, 2007

(28)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(29)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 22, 2007.

(30)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed on August 14, 2007

(31)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.

(32)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on May 13, 2008.

(33)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 5, 2008.

(34)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 23, 2008.

(35)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008.

(36)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K/A filed on November 28, 2008.