Form 10-Q
period 2009-03-31
SPECTRANETICS CORP
filed 2009-05-11
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2009 there were 32,173,084 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,605	$16,113
Restricted cash	738	1,350
Investment securities available for sale	798	4,365
Accounts receivable, less allowance for doubtful accounts and sales returns of $859 and $754, respectively	16,438	15,555
Inventories, net	7,527	8,053
Deferred income taxes, net	888	888
Prepaid expenses and other current assets	2,455	2,034

Total current assets	46,449	48,358
Property and equipment, net	33,733	32,345
Long-term investment securities available for sale	15,370	15,570
Long-term deferred income taxes, net	5,693	5,597
Goodwill	4,069	4,292
Other intangible assets, net	826	898
Other assets	52	36

Total assets	$106,192	$107,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,161	$1,152
Accrued liabilities	12,428	12,009
Deferred revenue	2,264	2,529

Total current liabilities	16,853	15,690
Accrued liabilities, net of current portion	445	422

Total liabilities	17,298	16,112

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 32,173,084 and 32,036,900 shares, respectively	32	32
Additional paid-in capital	164,625	163,651
Accumulated other comprehensive loss	(2,382)	(2,155)
Accumulated deficit	(73,381)	(70,544)

Total shareholders’ equity	88,894	90,984

Total liabilities and shareholders’ equity	$106,192	$107,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$27,303	$23,831
Cost of revenue	8,271	6,675

Gross profit	19,032	17,156

Operating expenses:
Selling, general and administrative	18,765	15,190
Research, development and other technology	3,282	3,295

Total operating expenses	22,047	18,485

Operating loss	(3,015)	(1,329)
Other income (expense):
Interest income, net	153	614
Other, net	(37)	30

Total other income	116	644

Loss before income taxes	(2,899)	(685)
Income tax benefit	62	280

Net loss	$(2,837)	$(405)

Net loss per share — basic and diluted	$(0.09)	$(0.01)

Weighted average common shares outstanding — basic and diluted	32,132,558	31,561,904

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,837)	$(405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,330	1,367
Stock-based compensation expense	697	773
Provision for excess and obsolete inventories	44	27
Deferred income taxes	(96)	(320)
Net change in operating assets and liabilities	(2,135)	(2,714)

Net cash used in operating activities	(1,997)	(1,272)

Cash flows from investing activities:
Proceeds from maturity of investment securities	3,750	4,034
Purchases of investment securities	—	(18,300)
Capital expenditures	(1,084)	(1,488)
Decrease in restricted cash	612	—

Net cash provided by (used in) investing activities	3,278	(15,754)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	277	1,529

Net cash provided by financing activities	277	1,529

Effect of exchange rate changes on cash	(66)	100

Net increase (decrease) in cash and cash equivalents	1,492	(15,397)
Cash and cash equivalents at beginning of period	16,113	36,657

Cash and cash equivalents at end of period	$17,605	$21,260

Supplemental disclosures of cash flow information
Cash paid for taxes	$33	$23

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — GENERAL
The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly-owned subsidiary, Spectranetics International, B.V., and its wholly owned subsidiary, Spectranetics Deutschland GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.
The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with its proprietary excimer laser system. More than 800 Spectranetics laser systems are used in hospitals worldwide. Excimer laser technology delivers relatively cool ultraviolet energy to ablate, or remove, multiple lesion morphology types which include plaque, calcium and thrombus. The Company’s laser system includes the CVX-300® laser unit and various disposable fiber-optic laser catheters. The laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. The Company’s Vascular Intervention disposable products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. The Company also markets non-laser aspiration catheters for the removal of thrombus and non-laser support catheters to facilitate crossing of coronary and peripheral arterial blockages. The Company’s Lead Management disposable product line includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.
The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; and accrued royalty expenses. Actual results could differ from those estimates.
The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.
NOTE 2 — NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
beginning in 2009 for calendar year-end entities. The effects will be material to the accounting for future business acquisitions and will also increase future income statement volatility upon consummation of future business acquisitions. In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). The FSP clarifies the accounting and disclosure for contingencies arising in business combinations and was effective January 1, 2009. The Company adopted SFAS 141(R) and FSP 141(R)-1 on January 1, 2009 and this did not have a material impact on the Company’s financial statements.
Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2. The partial adoption of SFAS 157 was prospective and did not have a significant effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities, on January 1, 2009, and this did not have a material impact on the Company’s financial statements.
In October 2008, the FASB issued Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in situations where the market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of March 31, 2009. See Note 3, “Investment Securities,” for further discussion.
In April 2008, the FASB issued Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The Company adopted FSP 142-3 as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  This FSP provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157.  FSP 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of FSP 157-4 during the second quarter of 2009, but does not believe this guidance will have a material impact on the Company’s financial statements.
In April 2009, the FASB issued Staff Position SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).  This FSP provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this FSP during the second quarter of 2009, and is currently evaluating the impact, if any, on the Company’s financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1).  This FSP amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt FSP 107-1 and provide the additional disclosure requirements in the second quarter of 2009.
NOTE 3 — INVESTMENT SECURITIES
Investment securities consisted of the following:

	March 31,	December 31,
	2009	2008

Current investments:
Government agency note	$—	$3,019
Certificates of deposit	798	1,346

Total current investments	$798	$4,365
Non-current investments:
Auction rate securities	$15,370	$15,570

Total investment securities	$16,168	$19,935

The Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three tiered approach in the valuation of investments. The statement requires fair value measurement be classified and disclosed in one of the following three categories:
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
The following table represents the fair value measurement of the Company’s investments pursuant to SFAS 157 using each of the valuation approaches as applied to each class of security:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
	Balance at	Active Markets for	Significant Other	Unobservable
	March 31,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Auction Rate Securities	$15,370	$—	$—	$15,370
Certificates of Deposit	798	798	—	—

Total	$16,168	$798	$—	$15,370

The Company’s investments in certificates of deposit are valued using quoted active market prices.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Education Loan Program (FELP). At March 31, 2009, the Company held $17.5 million of principal invested in ARS, $11.5 million of which have AAA credit ratings and $6.0 million of which have A3 credit ratings. ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities continues to be classified as a long-term asset at March 31, 2009.
As of March 31, 2009, the Company has adjusted the $17.5 million par value of its ARS to their estimated fair market value of $15.4 million, and the $2.1 million temporary unrealized loss, of which $1.3 million was recorded in the third quarter of 2008 and $0.8 million was recorded in the fourth quarter of 2008, is reported in accumulated other comprehensive loss within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout 2008. The Company recorded the loss as a temporary impairment because management currently has the intention and believes it has the ability to hold the securities until the Company is able to recover their full par value. No further reduction of fair value was deemed to have occurred in the first quarter of 2009.
The fair value of the Company’s ARS at March 31, 2009 is based on pricing models prepared by an independent consultant and is classified as a Level 3 pricing category in accordance with SFAS 157. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 4.1% to 6.0%. In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond. In the Company’s view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company’s ARS portfolio (through the FELP program). The Company utilized forecasts for the 3-month LIBOR based on the weighted average of the Bloomberg Analyst Forecasts, then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.
The estimated liquidation dates used in the valuation analysis at December 31, 2008 and at March 31, 2009 ranged from 5 to 7 years, and were increased by two years as compared to the estimated liquidation dates used in the analysis performed by the Company as of September 30, 2008. The additional two years to expected liquidation caused a $0.8 million increase in the temporary impairment at December 31, 2008 as compared to the valuation that the Company performed at September 30, 2008. At December 31, 2008, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million. The Company recorded no change to the estimated fair value of its ARS in the first quarter of 2009. The Company believes that its current valuation of $15.4 million is a reasonable measure of fair value of the securities.
To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. To date, the Company has also received five small redemptions totaling $0.5 million of one of the issues of these securities, $0.2 million of which was received in the first quarter of 2009, all at par. At this time, management is not aware of any circumstances that would indicate that any of the underlying issuers of its ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing the ARS. While the recent auction failures limit the Company’s ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations and growth initiatives. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any further rating downgrades on any investments in the portfolio, including the Company’s ARS, the market value of the Company’s investment portfolio may decline further, which management may determine is an other-than-temporary impairment. This would result in a recognized loss and would negatively affect the Company’s financial position, results of operations and liquidity.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Auction Rate
	Securities	Total
Beginning balance at January 1, 2009	$15,570	$15,570
Transfers in to Level 3	—	—
Total realized/unrealized losses
Included in earnings	—	—
Included in comprehensive loss	—	—
Redemptions (at par)	(200)	(200)

Ending balance at March 31, 2009	$15,370	$15,370

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive loss, as such unrealized losses are deemed by the Company to be temporary.
At March 31, 2009 and at December 31, 2008, the Company’s accumulated unrealized loss on investment securities totaled $2.1 million. For the three months ended March 31, 2009 and 2008, an unrealized loss of $17,000 and an unrealized gain of $131,000, respectively, were included in other comprehensive loss.
NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS
Inventories
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Raw materials	$2,520	$2,554
Work in process	2,415	2,813
Finished goods	2,837	2,919
Less reserve for obsolescence	(245)	(233)

	$7,527	$8,053

Deferred Revenue
Deferred revenue was $2.3 million and $2.5 million at March 31, 2009 and December 31, 2008, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued payroll and employee related expenses	$5,909	$5,518
Accrued royalty and litigation expense	1,512	2,008
Accrued legal expenses	2,125	1,538
Employee stock purchase plan liability	—	480
Deferred rent	419	390
Accrued clinical study expense	182	118
Other accrued expenses	2,726	2,379
Less: Long-term portion	(445)	(422)

Accrued liabilities: current portion	$12,428	$12,009

NOTE 5 — STOCK-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123(R)), which was adopted January 1, 2006, utilizing the modified prospective transition method.
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through March 31, 2009 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. At March 31, 2009, there were 103,725 shares available for future issuance under these plans. The Company’s policy is to issue new shares upon the exercise of stock options.
In November and December 2008, the compensation committee of the Board of Directors of the Company approved the issuance of 1.8 million stock options to certain of the Company’s officers and employees with an exercise price equal to the market price of the Company’s common stock on the grant date. Of these stock options, 1.4 million are subject to a performance target, which will be achieved if and when the average of the closing market prices of the Company’s common stock equals or exceeds $9.00 per share for a period of ten consecutive trading days. The number of shares authorized under our stock option plans was insufficient to cover 1.2 million of these stock options, and therefore those options will only be exercisable if shareholder approval of the Sixth Amendment (“Sixth Amendment”) to the 2006 Incentive Award Plan (the “Plan”) is obtained at our Annual Meeting of Stockholders on June 10, 2009. The Sixth Amendment, among other things, increases by 1.4 million shares the authorized number of shares of our common stock issuable under the Plan.
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
Valuation and Expense Information under SFAS 123(R)
Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was $697,000 and $773,000, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2008 and 2009, and (3) in 2008, the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation costs for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the three months ended March 31, 2009 and 2008 was $0.3 million and $1.5 million, respectively.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For all options which are not subject to a performance target, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2009 and 2008, respectively, using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2009	2008
Expected life (years)	6.02	5.95
Risk-free interest rate	1.67%	2.47%
Expected volatility	74.43%	48.88%
Expected dividend yield	None	None
Weighted average grant date fair value of options granted during the period	$1.97	$5.59
Options which are subject to a market performance target, such as those issued in November and December 2008, are valued using a lattice model. This model uses the same assumptions described above and in addition, accounts for the market performance target.
The following table summarizes stock option activity during the three months ended March 31, 2009:

			Weighted Avg.
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2009	3,951,779	$5.52

Granted	48,000	3.00
Exercised	(51,450)	3.03
Canceled	(57,687)	6.45

Options outstanding at March 31, 2009	3,890,642	$5.51	4.96	$253,717

Options exercisable at March 31, 2009	2,645,621	$5.08	3.02	$244,828

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $2.53 on March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2009 was 0.5 million. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $11,000 and $1.4 million, respectively.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes restricted stock award activity during the three months ended March 31, 2009:

		Weighted Average
	Shares	Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2009	10,000	$10.47
Awarded	20,000	2.69
Vested	—	—
Forfeited	—	—

Awards outstanding at March 31, 2009	30,000	$5.28

As of March 31, 2009 there was $5.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 13.69% per year for Company employees and is expected to be recognized over a weighted-average period of 2.84 years.
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
NOTE 6 — NET INCOME (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options using the treasury stock method.
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2009 and 2008 as potential common stock instruments are anti-dilutive as a result of the net losses incurred for those periods. Due to the Company’s net losses for the periods presented, as of March 31, 2009 and 2008, all of the stock options outstanding to purchase 3.9 million and 3.4 million shares, respectively, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. As of March 31, 2009 and 2008, of the options outstanding, 2.7 million and 1.1 million shares, respectively, were excluded from the computation of dilutive net loss per share since the exercise price of the options was greater than or equal to the average market price of the common stock. A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,837)	$(405)

Common shares outstanding:
Historical common shares outstanding at beginning of period	32,037	31,417
Weighted average common shares issued	96	145

Weighted average common shares outstanding — basic	32,133	31,562
Effect of dilution — stock options	—	—

Weighted average common shares outstanding — diluted	32,133	31,562

Net loss per share — basic and diluted	$(0.09)	$(0.01)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7 — COMPREHENSIVE LOSS
Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on our investment securities that are classified as available for sale securities. The difference between net loss and comprehensive loss for each of these periods are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,837)	$(405)

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(210)	162
Unrealized (loss) gain on investment securities	(17)	131

Comprehensive loss	$(3,064)	$(112)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency	Unrealized loss on	Accumulated Other
	translation loss	investment securities	Comprehensive Loss
Beginning balance, January 1, 2009	$(90)	$(2,065)	$(2,155)
Current period change	(210)	(17)	(227)

Ending balance, March 31, 2009	$(300)	$(2,082)	$(2,382)

NOTE 8 — SEGMENT AND GEOGRAPHIC REPORTING
An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is operating income or loss. The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing a proprietary excimer laser system for the treatment of certain coronary and vascular conditions.
The Company has identified three operating segments within this line of business: Vascular Intervention (VI), Lead Management (LM) and International Medical. In accordance with paragraph 17 of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), the Company has aggregated the VI and LM segments into a single operating segment, U.S. Medical. The VI and LM segments sell similar products and services, have similar characteristics and operate in the same business, economic and regulatory environments.
U.S. Medical and International Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.
U. S. Medical
Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices and other non-fiber-optic products (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At March 31, 2009, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy as well as the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2009 and 2008, cost allocations of these functions to International Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
International Medical
The International Medical segment is a marketing and sales subsidiary located in the Netherlands and Germany that serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this reportable segment are the same as those offered by U.S. Medical. The Company has received CE (Communauté Européene) mark approval for products that relate to four applications of excimer laser technology — coronary atherectomy, in-stent restenosis, lead management, and peripheral atherectomy to clear blockages in leg arteries. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
Disposable products:
Vascular Intervention	$13,470	$12,772
Lead Management	6,763	5,298
Service and other, net of provision for sales returns	2,082	1,854
Equipment	1,213	1,334

Subtotal — U.S. Medical	23,528	21,258

Disposable products:
Vascular Intervention	1,820	961
Lead Management	1,410	1,058
Service and other, net of provision for sales returns	298	229
Equipment	247	325

Subtotal — International Medical	3,775	2,573

Total revenue	$27,303	$23,831

	Three Months Ended March 31,
	2009	2008
Segment operating income (loss):
U.S. Medical	$(3,417)	$(1,518)
International Medical	402	189

Total operating loss	$(3,015)	$(1,329)

	March 31,	December 31,
	2009	2008
Segment assets:
U.S. Medical	$94,495	$96,314
International Medical	11,697	10,782

Total assets	$106,192	$107,096

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In the first quarter of 2009 and 2008, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first quarter of 2009 or 2008.
NOTE 9 — INCOME TAXES
For the three months ended March 31, 2009, the Company recorded an income tax benefit of $62,000 against its pre-tax book loss of $2.9 million. For the three months ended March 31, 2008, the Company recorded an income tax benefit of $280,000 against its pre-tax book loss of $0.7 million. A portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
NOTE 10 — RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2009 and 2008, the Company paid $28,000 and $37,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company. During the three months ended March 31, 2009, the Company also paid $22,000 to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007. No payments were made to this director under this arrangement during the three months ended March 31, 2008.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of our Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $500,000 in royalties and $110,261 in prejudgment interest, along with an order of post-judgment interest at the rate of 4.16% per annum. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal were exhausted in March 2009. In February 2009, the Company paid $0.6 million to Dr. Rentrop in satisfaction of the judgment and commenced an effort to negotiate a license that reflects the value of his patent claims.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. The Company currently estimates the loss in this case to be approximately $0.5 million, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which the Company expects to be followed closely by the Court in reaching its verdict as to the amount of damages. The Court has set a hearing for June 2009 to continue its deliberation of the expert’s report. The Company has accrued the $0.5 million estimate of the loss and such amount is included in accrued liabilities at March 31, 2009.

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
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that advise interested parties of certain risks and factors that may affect our business. This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed on March 16, 2009. Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.
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
Although 86% of our revenue was derived in the United States for the quarter ended March 31, 2009, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market our products for the same indications that are approved in the United States. We have also received approval to market certain coronary atherectomy products and certain lead removal products in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement approval is received from the Japanese Ministry of Health, Labor and Welfare.
In 1993, the Food and Drug Administration (FDA) approved for commercialization our CVX-300 laser system and the first generation of our fiber optic coronary atherectomy catheters. Several improvements and additions to our coronary atherectomy product line have been made since 1993 and have been approved for commercialization by the FDA. In 1997, we secured FDA approval to use our excimer laser system for removal of pacemaker and defibrillator leads, and we secured FDA approval in 2001 to market certain products for use in restenosed (clogged) stents (thin steel mesh tubes used to support the walls of coronary arteries) as a pretreatment prior to brachytherapy (radiation therapy).
In April 2004, we received 510(k) marketing clearance from the FDA for our CLiRpath® excimer laser catheters which are indicated for use in the endovascular treatment of symptomatic infrainguinal lower extremity vascular disease when total obstructions are not crossable with a guidewire. The data submitted to the FDA showed that the limb salvage rate (no major amputations) among the 47 patients treated was 95% for those patients surviving six months following the procedure. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI (Laser Angioplasty for Critical Limb Ischemia) trial.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
In October 2005, we received 510(k) clearance from the FDA to incorporate several new features (80-Hz capability, “continuous on” lasing and lubricous coating) into our entire CLiRpath product line. The launch of this CLiRpath Turbo product line, to replace the CLiRpath catheters, was completed in the third quarter of 2006. In October 2006, we received FDA clearance to market our Turbo Elite® product line, which added improved pushability, trackability and ablation capability as a result of an improved outer jacket and inner guidewire lumen, as well as additional laser fibers in most sizes, to our CLiRpath Turbo lines. Full transition to this product line was substantially completed in early 2007.
In July 2007, we received clearance from the FDA to market our Turbo-Booster® product for the treatment of arterial stenoses and occlusions in the leg. The Turbo-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The Turbo-Booster combined with Turbo Elite laser catheters allows for removal of large amounts of plaque material within the superficial femoral artery (SFA) and popliteal artery. This approval represented a broader indication for use as compared to previous labeling of the existing peripheral laser catheters. We began a limited market launch of the Turbo-Booster product in the third quarter of 2007, and a full launch was completed in the fourth quarter of 2007.
In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat™, ThromCat® and SafeCross® product lines for $11.7 million in cash, including acquisition costs of $0.8 million and including a first milestone payment of $1.0 million paid to KNC in October 2008. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. Under the terms of the Agreement, we will pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $7 million is payable based on various product development and regulatory milestones associated with the next generation ThromCat devices.
We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for us the endovascular products acquired by us under the Asset Purchase Agreement, and we will purchase such products exclusively from KNC for specified time periods. Revenue from these products subsequent to the acquisition date are included in our reported Vascular Intervention disposable products revenue. Additionally, we and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on our behalf, certain next-generation SafeCross and ThromCat products at KNC’s expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.
On September 4, 2008, we were jointly served by the FDA and the Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. We are cooperating with the appropriate authorities regarding this matter. See Part II, Item 1, “Legal Proceedings” and Note 11, “Commitments and Contingencies” for a discussion of this and other legal proceedings in which we are involved.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
In December 2008, we received clearance from the FDA for the Quick-Cross® Extreme® product line, which represents an extension of our Quick-Cross support catheters. We launched this product line in December 2008. The FDA clearance followed the recent receipt of the CE Mark in Europe and approval to market these products in Canada. The Quick-Cross Extreme product line is intended for use to guide and support a guide wire during access of the vasculature, allow for wire exchanges and provide a conduit for the delivery of saline solutions or diagnostic contrast agents. The Quick-Cross Extreme is designed to facilitate the crossing of blockages in the legs and features a braided catheter and an angled tip. The braided catheter jacket improves strength and pushability while the angled tip allows for quicker access into branched anatomy. This was an upgrade to the previous Quick-Cross product line and is available for 0.035” guide wire compatibility in 65 cm, 90 cm, 135 cm, and 150 cm lengths.
In December 2008, we also received clearance from the FDA to market our Cross-Pilot™ laser support catheter. We launched the product during the first quarter of 2009 within the United States, Europe and Canada. The Cross-Pilot is a laser support catheter for the 0.9 mm Turbo Elite laser ablation catheter. The Cross-Pilot was designed to provide additional support for reaching distal lesions. The braid reinforced catheter construction and hydrophilic coating allow for better pushability through distal vessels and the angled tip allows for quicker access to branched anatomy. The Cross-Pilot Laser Support Catheter is currently offered in 125 cm length and straight and angled tip configurations.
Results of Operations
Financial Results by Geographical Segment
Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico.

	For the three months ended March 31,
(in thousands)	2009		2008
Revenue
United States	$23,528	86%	$21,258	89%
International	3,775	14	2,573	11

Total revenue	$27,303	100%	$23,831	100%

	For the three months ended March 31,
(in thousands)	2009	2008
Net (loss) income
United States	$(3,231)	$(624)
International	394	219

Total net loss	$(2,837)	$(405)

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Selected Consolidated Statements of Operations Data
The following table presents Consolidated Statements of Operations data for the three months ended March 31, 2009 and March 31, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

(in thousands, except for percentages and laser	For the three months ended March 31,				$ change	% change
placements)	2009	% of rev	2008	% of rev	2009-2008	2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$15,290	56%	$13,733	57%	$1,557	11%
Lead management	8,173	30	6,356	27	1,817	29

Total disposable products revenue	23,463	86	20,089	84	3,374	17

Service and other revenue	2,380	9	2,083	9	297	14

Laser revenue:
Equipment sales	352	1	674	3	(322)	(48)
Rental fees	1,108	4	985	4	123	12

Total laser revenue	1,460	5	1,659	7	(199)	(12)

Total revenue	27,303	100	23,831	100	3,472	15

Gross profit	19,032	70	17,156	72	1,876	11

Operating expenses
Selling, general and administrative (1)	18,765	69	15,190	64	3,575	24
Research, development and other technology	3,282	12	3,295	14	(13)	—

Total operating expenses	22,047	81	18,485	78	3,562	19

Operating loss	(3,015)	(11)	(1,329)	(6)	(1,686)	127

Other income (expense)
Interest income, net	153	1	614	3	(461)	(75)
Other, net	(37)	—	30	—	(67)	(223)

Loss before income taxes	(2,899)	(10)	(685)	(3)	(2,214)	323
Income tax benefit	62	—	280	1	(218)	(78)

Net loss	$(2,837)	(10)%	$(405)	(2)%	$(2,432)	600%

Worldwide installed base summary:
Laser sales from inventory	2		3
Rental placements	22		27
Evaluation placements	10		—

Laser placements during quarter	34		30
Buy-backs/returns during quarter	(17)		(6)

Net laser placements during quarter	17		24

Installed base of laser systems	867		767

(1)	Selling, general and administrative expenses in the first quarter of 2009 included $1.4 million of legal and other expenses related to the federal investigation.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Revenue for the three months ended March 31, 2009 was $27.3 million, a 15% increase as compared to $23.8 million for the quarter ended March 31, 2008. This increase is mainly attributable to a 17% increase in disposable products revenue, which consists of single-use catheter products, and a 14% increase in service and other revenue. Our product mix changed slightly year over year, with 86% of revenue coming from disposables in the first quarter of 2009 compared with 84% from disposables in the first quarter of 2008. Service and other revenue remained constant at 9% of total revenue, while revenue from laser sales and rentals decreased from 7% of total revenue in the first quarter of 2008 to 5% of total revenue in the first quarter of 2009.
We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM). For the 2009 first quarter, our VI revenue totaled $15.3 million (65% of our disposable products revenue) and our LM revenue totaled $8.2 million (35% of our disposable products revenue). For the 2008 first quarter, our VI revenue totaled $13.7 million (68% of our disposable products revenue) and our LM revenue totaled $6.4 million (32% of our disposable products revenue). VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 11% in the first quarter of 2009 as compared with the first quarter of 2008. VI revenue growth was primarily due to unit volume increases in our Quick-Cross support catheter, unit volume increases from the continued penetration of our ELCA® coronary management products, as well as post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. These increases were partially offset by year-over-year decreases in our peripheral atherectomy product sales, due primarily to what we believe is a heightened competitive environment in peripheral atherectomy procedures. VI revenue growth from current levels will depend on a number of factors, including: (1) our ability to increase market acceptance of our Turbo Elite, TURBO-Booster and Quick-Cross product lines; (2) our ability to increase market acceptance of the endovascular products acquired from Kensey Nash; (3) the future success of our ongoing clinical research and product development activities; (4) the successful introduction of new products, some of which are currently planned for the second half of 2009; and (5) our ability to continue to increase the worldwide installed base of lasers.
Lead Management revenue grew 29% for the three months ended March 31, 2009 as compared with the 2008 first quarter. We continue to believe our LM revenue is increasing primarily as a result of the increase in the use of implantable cardioverter defibrillators (ICD), devices that regulate heart rhythm. The current standard of care in this market is to cap leads and leave them in the body rather than remove them. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser equipment revenue was $1.5 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased 48% from the first quarter of 2008. We sold two laser units in the first quarter of 2009 as compared to four laser units (three from inventory, one rental buy-out) in the same period of the prior year. Rental revenue increased 12% during the first quarter of 2009 as compared to the prior year period. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 335 at March 31, 2008 to 397 at March 31, 2009. Service and other revenue increased to $2.4 million in the first quarter of 2009 as compared to $2.1 million in the first quarter of 2008. The 14% increase was due primarily to the increased installed base of laser units.
Our worldwide installed base of laser systems (which includes outright sales, rental units and evaluation units) increased by 17 during the quarter ended March 31, 2009, compared with an increase of 24 laser systems during the same quarter last year. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with very low utilization to hospitals where we believe utilization will be higher. This results in fewer net new placements as compared to year-ago periods. This brings our worldwide installed base of laser systems to 867 (683 in the U.S.) at March 31, 2009.
Gross margin for the first quarter of 2009 was 70%, a decrease of two percentage points as compared with 72% in the first quarter of 2008. The gross margin decline was due to (1) unabsorbed overhead costs in laser manufacturing as a result of lower laser system production, and (2) within disposables, a less-favorable margin mix of product revenues. In the first quarter of 2009 as compared to the first quarter of 2008, we experienced growth in our non-laser disposables, including support catheters and thrombectomy products, which carry lower gross margins than our laser based catheters. Additionally, laser margins were slightly lower than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared to the year-ago period.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Operating expenses
Operating expenses of $22 million in the first quarter of 2009 increased 19%, from $18.5 million in the first quarter of 2008. This increase is mainly due to a 24% increase in selling, general and administrative expenses relative to the prior year first quarter.
Selling, general and administrative
The 24% increase in selling, general and administrative expenses is primarily due to:
(1) Marketing and selling expenses increased approximately 14% or $1.7 million, from $11.7 million in the first quarter of 2008 to $13.4 million in the first quarter of 2009, primarily as a result of the following:
•	Increased personnel-related costs of approximately $0.6 million associated with the staffing of additional employees within our U.S. field sales and marketing organizations in the first quarter of 2009 as compared with the same period of the prior year. Average sales and marketing headcount in the first quarter of 2009 was 141 compared with an average of 130 in the first quarter of 2008. Total sales and marketing personnel totaled 147 employees at March 31, 2009 as compared with 134 at March 31, 2008. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $0.6 million, which is mainly due to the increase in revenues and additional employees.
•	Approximately $0.7 million in increased sales-related costs for our international operations, due primarily to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe. At March 31, 2009, total headcount in our international sales organization was 28 compared with 19 employees at March 31, 2008.
•	The above increases were partially offset by a decrease of approximately $0.2 million in other expenses, primarily due to the timing of training and meetings as compared to the prior year first quarter.
(2) General and administrative expenses increased approximately 55% or $1.9 million, from $3.5 million in the first quarter of 2008 to $5.4 million in the first quarter of 2009, primarily the result of the following:
•	Expenses, primarily legal, during the first quarter of 2009 of approximately $1.4 million related to the federal investigation which began in September 2008.
•	Increased expenses of approximately $0.6 million as compared with the prior year first quarter related to outside consulting expenses, primarily due to further enhancing our compliance programs and resources, reflecting our commitment to high standards of regulatory compliance.
Research and development
Research, development and other technology expenses of $3.3 million for the first quarter of 2009 were relatively flat compared to the first quarter of 2008. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:
•	Increased personnel-related costs due to a slightly higher number of employees in the first quarter of 2009 compared to the first quarter of 2008 were offset by lower recruiting and travel costs in the current period.
•	Clinical studies expenses and other outside services decreased approximately $0.3 million in the first quarter of 2009 as compared to the first quarter of 2008, due in part to the timing of completion of certain clinical studies during 2008.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
•	Royalty expenses increased by approximately $0.1 million due to higher sales of products incorporating technology that we license.
•	Increased prototype materials, depreciation and other facilities-related expenses of approximately $0.2 million were due to increased R&D project activity for both laser systems and disposables.
Interest income decreased 75% to $0.2 million in the first quarter of 2009 from $0.6 million in the first quarter of 2008. The decrease in interest income in 2009 is due primarily to a lower investment portfolio balance and lower interest rates on our invested balances.
Pre-tax loss for the three months ended March 31, 2009 was $2.9 million, compared with a pre-tax loss of $0.7 million for the three months ended March 31, 2008. The current period results included $1.4 million of legal and other expenses related to the federal investigation. Given our significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, we believe that pre-tax income or loss is the most appropriate measure of our operating performance.
For the three months ended March 31, 2009, we recorded an income tax benefit of $62,000 against our pre-tax book loss of $2.9 million. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability. A portion of the Company’s granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. The effective tax rate is low because we have added back the ISO compensation expense as well as other permanent differences to our pre-tax book loss to arrive at our taxable loss.
We recorded a net loss for the three months ended March 31, 2009 of $2.8 million, or ($0.09) per share, compared with a net loss of $0.4 million, or ($0.01) per share, in the three months ended March 31, 2008. The current period results included $1.4 million of legal and other expenses related to the federal investigation.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended March 31, 2009 as compared with the prior year period caused a decrease in consolidated revenue of $0.4 million and a decrease in consolidated operating expenses of $0.1 million, representing approximately a 1% decrease as compared with the prior year period.
Liquidity and Capital Resources
As of March 31, 2009, we had cash and cash equivalents of $17.6 million, an increase of $1.5 million from $16.1 million at December 31, 2008. The increase was primarily the result of proceeds from the maturity of investment securities and restricted cash of $4.3 million, offset by cash used in operating activities of $2.0 million and capital expenditures of $1.1 million. Proceeds from the exercise of stock options of $0.3 million were an additional source of cash.
As of March 31, 2009, we had long-term investment securities of $15.4 million, a decrease of $0.2 million from $15.6 million at December 31, 2008. Long-term investment securities at March 31, 2009 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid. We received redemptions of $0.2 million of one of the issues of these securities, at par, in the first quarter of 2009. At March 31, 2009, we held $17.5 million of principal invested in ARS, $11.5 million of which have AAA credit ratings and $6.0 million of which have A3 credit ratings.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
During 2008, we recorded temporary impairment charges totaling $2.1 million against the $17.7 million par value of our ARS to their estimated fair market value of $15.6 million, and the $2.1 million temporary unrealized loss was reported in accumulated other comprehensive loss within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout 2008. The fair value of our ARS at March 31, 2009 is based on third-party pricing models and is classified as a Level 3 pricing category in accordance with SFAS 157. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and maturity. At December 31, 2008, we also performed a sensitivity analysis in the valuation of our ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million. No further reduction of fair value was deemed to have occurred in the first quarter of 2009.
See further discussion of our ARS in Note 3, “Investment Securities,” to our condensed consolidated financial statements included in this report.
If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would negatively affect our financial position, results of operations and liquidity. Although we currently believe that our cash, cash equivalents and current investment securities balances at March 31, 2009 are sufficient to fund our operations through December 31, 2009, the outcome of the federal investigation and shareholder and derivative litigation and our obligations to indemnify and advance the legal expenses of our present and former directors, officers and agents are uncertain and may require resources beyond what we have currently available. We cannot provide assurances that debt or equity financing, if needed, would be available on favorable terms, if at all.
For the three months ended March 31, 2009, cash used in operating activities totaled $2.0 million. The primary uses of cash were the following:
•	The net loss of $2.8 million;

•	An increase in equipment held for rental or loan of $2.4 million as a result of expanding placement activity of our laser systems through “Cap-Free”, rental, or evaluation programs;

•	An increase in trade accounts receivable of $1.0 million due to increased sales and slightly higher days sales outstanding as compared to the fourth quarter of 2008 (see below); and

•	An increase in prepaid expenses and other current assets of $0.4 million, related primarily to certain legal costs paid subject to reimbursement by insurance.
The above uses of cash from operating activities were offset by a $1.5 million increase in accounts payable and accrued liabilities as well as non-cash expenses of $3.0 million, including depreciation and amortization of $2.3 million and stock-based compensation expense of $0.7 million.
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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	March 31, 2009	December 31, 2008
Days Sales Outstanding	54	53
Inventory Turns	4.4	3.8
For the three months ended March 31, 2009, cash provided by investing activities was $3.3 million, consisting of proceeds from the maturity of investment securities of $3.8 million and a decrease in restricted cash of $0.6 million offset by capital expenditures of $1.1 million. The decrease in restricted cash was due to a payment made in the Rentrop case; see Part II, Item 1, “Legal Proceedings,” for more information. The capital expenditures included manufacturing capacity expansion projects as well as additional capital items for research and development projects and additional computer equipment purchases.
Cash provided by financing activities for the three months ended March 31, 2009 was $0.3 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options and the final stock issuance under our employee stock purchase plan. If the market price of our common stock does not increase from current levels, we do not expect significant proceeds from the exercise of stock options in 2009.
At March 31, 2009, we had no significant debt or capital lease obligations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; and accrued royalty expenses. Actual results could differ from those estimates.
Our critical accounting policies and estimates are included in our 2008 Annual Report on Form 10-K, filed with the SEC on March 16, 2009.

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
At March 31, 2009, we had $0.8 million of investment securities available for sale that are classified as “current” on our balance sheet. Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.
We also hold $15.4 million in auction rate securities, classified as long-term on our balance sheet as of March 31, 2009, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation. The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
As of March 31, 2009, the unrealized loss on our auction rate securities was approximately $2.1 million, recorded in 2008, reducing the par value of the securities of $17.5 million to their fair value of $15.4 million. No further reduction of fair value was deemed to have occurred in the first quarter of 2009. At December 31, 2008, we also performed a sensitivity analysis in the valuation of our auction rate securities using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million.
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
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the three months ended March 31, 2009, approximately $0.4 million of decreased revenue and $0.1 million of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro as compared to the prior year period. Accordingly, the net impact of exchange rate fluctuations on consolidated net loss for the three months ended March 31, 2009 was an increase in net loss of $0.3 million as compared to the prior year.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of our Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $500,000 in royalties and $110,261 in prejudgment interest, along with an order of post-judgment interest at the rate of 4.16% per annum. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal were exhausted in March 2009. In February 2009, the Company paid $0.6 million to Dr. Rentrop in satisfaction of the judgment and commenced an effort to negotiate a license that reflects the value of his patent claims.

Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and has referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. The Company currently estimates the loss in this case to be approximately $0.5 million, an amount which is based on the final report of a Court-appointed expert which was submitted to the Court during the second quarter of 2008, and which the Company expects to be followed closely by the Court in reaching its verdict as to the amount of damages. The Court has set a hearing for June 2009 to continue its deliberation of the expert’s report. The Company has accrued the $0.5 million estimate of the loss and such amount is included in accrued liabilities at March 31, 2009.
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

Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2008 Annual Report on Form 10-K.
Item 6. Exhibits

10.1	Offer Letter between The Spectranetics Corporation and Shahriar Matin.

10.2	Form of Restricted Stock Award Agreement for Non-Employee Directors.

10.3
Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated March 25, 2009, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 31, 2009.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)
May 11, 2009	/s/ Emile J. Geisenheimer
Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

May 11, 2009	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Offer Letter between The Spectranetics Corporation and Shahriar Matin.

10.2	Form of Restricted Stock Award Agreement for Non-Employee Directors.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification