Form 10-Q
period 2009-06-30
SPECTRANETICS CORP
filed 2009-08-10
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2009 there were 32,569,803 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,077	$16,113
Restricted cash	717	1,350
Investment securities available for sale	546	4,365
Accounts receivable, less allowance for doubtful accounts and sales returns of $905 and $754, respectively	16,374	15,555
Inventories, net	8,483	8,053
Deferred income taxes, net	1,375	888
Prepaid expenses and other current assets	2,900	2,034

Total current assets	45,472	48,358
Property and equipment, net	33,315	32,345
Long-term investment securities available for sale	15,170	15,570
Long-term deferred income taxes, net	5,277	5,597
Goodwill	5,569	4,292
Other intangible assets, net	754	898
Other assets	54	36

Total assets	$105,611	$107,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,241	$1,152
Accrued liabilities	12,398	12,009
Deferred revenue	2,265	2,529

Total current liabilities	16,904	15,690
Accrued liabilities, net of current portion	575	422

Total liabilities	17,479	16,112

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 32,353,735 and 32,036,900 shares, respectively	32	32
Additional paid-in capital	165,870	163,651
Accumulated other comprehensive loss	(2,087)	(2,155)
Accumulated deficit	(75,683)	(70,544)

Total shareholders’ equity	88,132	90,984

Total liabilities and shareholders’ equity	$105,611	$107,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$29,032	$26,698	$56,335	$50,529
Cost of revenue	8,275	7,525	16,546	14,201

Gross profit	20,757	19,173	39,789	36,328

Operating expenses:
Selling, general and administrative	19,143	15,801	37,908	30,991
Purchased in-process research and development	—	3,849	—	3,849
Research, development and other technology	4,054	3,405	7,336	6,700

Total operating expenses	23,197	23,055	45,244	41,540

Operating loss	(2,440)	(3,882)	(5,455)	(5,212)
Other income (expense):
Interest income, net	98	494	251	1,108
Other, net	—	(67)	(37)	(37)

Total other income (expense)	98	427	214	1,071

Loss before income taxes	(2,342)	(3,455)	(5,241)	(4,141)
Income tax benefit	40	815	102	1,095

Net loss	$(2,302)	$(2,640)	$(5,139)	$(3,046)

Net loss per share — basic and diluted	$(0.07)	$(0.08)	$(0.16)	$(0.10)

Weighted average common shares outstanding — basic and diluted	32,235,505	31,761,522	32,184,316	31,661,650

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,139)	$(3,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,821	3,127
Stock-based compensation expense	1,389	1,519
In-process research and development	—	3,849
Provision for excess and obsolete inventories	118	57
Deferred income taxes	(167)	(1,135)
Net change in operating assets and liabilities	(4,151)	(3,655)

Net cash (used in) provided by operating activities	(3,129)	716

Cash flows from investing activities:
Proceeds from maturity of investment securities	4,200	4,434
Purchases of investment securities	—	(18,300)
Capital expenditures	(2,084)	(2,985)
Purchase of certain Kensey Nash assets	—	(10,066)
Additional purchase price — Kensey Nash milestone payments	(1,500)	—
Decrease in restricted cash	633	—

Net cash provided by (used in) investing activities	1,249	(26,917)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	830	2,195

Net cash provided by financing activities	830	2,195

Effect of exchange rate changes on cash	14	128

Net decrease in cash and cash equivalents	(1,036)	(23,878)
Cash and cash equivalents at beginning of period	16,113	36,657

Cash and cash equivalents at end of period	$15,077	$12,779

Supplemental disclosures of cash flow information
Cash paid for taxes	$100	$258

Supplemental disclosure of non-cash investing and financing activities:
Transfer of goodwill to property and equipment	$223	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — GENERAL
The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly-owned subsidiary, Spectranetics International, B.V., and its wholly-owned subsidiary, Spectranetics Deutschland GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation.
The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with its proprietary excimer laser system, the CVX-300®. As of June 30, 2009, 876 Spectranetics laser systems were used in hospitals worldwide. The Company’s single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. The Company’s Vascular Intervention disposable products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. The Company also markets aspiration and thrombectomy catheters for the removal of thrombus and support catheters to facilitate crossing of coronary and peripheral arterial blockages. The Company’s Lead Management disposable product line includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.
The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued royalty expenses; and loss contingencies. Actual results could differ from those estimates.
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
NOTE 2 — NEW ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141(R)). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The adoption of SFAS 141(R) changed the accounting treatment for business combinations on a prospective basis beginning in 2009 for calendar year-end entities. The Company believes the effects may be material to the accounting for future business acquisitions and may also increase future income statement volatility upon consummation of future business acquisitions. In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). The FSP clarifies the accounting and disclosure for contingencies arising in business combinations and was effective January 1, 2009. The Company adopted SFAS 141(R) and FSP 141(R)-1 on January 1, 2009 and this did not have a material impact on the Company’s consolidated financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective January 1, 2008, the Company adopted the fair value measurement and disclosure provisions of SFAS No. 157, Fair Value Measurements (SFAS 157), which establishes specific criteria for the fair value measurements of financial and nonfinancial assets and liabilities that are already subject to fair value measurements under current accounting rules. SFAS 157 also requires expanded disclosures related to fair value measurements. In February 2008, the FASB approved Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which allows companies to elect a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to nonfinancial instruments. The Company elected the delayed adoption date for the portions of SFAS 157 impacted by FSP 157-2. The partial adoption of SFAS 157 was prospective and did not have a material effect on the Company’s consolidated financial statements. The Company adopted the deferred portion of SFAS 157, applying its provisions to the nonrecurring fair value measurements of its nonfinancial assets and liabilities, on January 1, 2009, and this did not have a material impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued Staff Position SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in situations where the market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values of its investments in auction rate securities as of June 30, 2009. See Note 3, “Investment Securities,” for further discussion.
In April 2008, the FASB issued Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The Company adopted FSP 142-3 as of January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) and Staff Position SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157. FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. The FASB also issued Staff Position SFAS No. 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). This FSP amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These FSPs are effective for interim periods ending after June 15, 2009. The Company adopted the provisions of FSP 157-4 and FSP 115-2 and adopted the disclosure requirements of FSP 107-1 during the second quarter of 2009. These standards did not have a material impact on the Company’s consolidated financial statements.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS 165 during the second quarter of 2009 and it did not have a material impact on the Company’s consolidated financial statements. In accordance with SFAS 165, the Company’s management has evaluated events subsequent to June 30, 2009 through August 10, 2009 which is the issuance date of this report. There has been no material event noted in this period, except for the matter discussed in Note 13—Subsequent Events, which would either impact the results reflected in this report or the Company’s results going forward.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report on Form 10-Q for the quarter ending September 30, 2009. This will not have a material impact on the Company’s consolidated financial statements.
NOTE 3 — INVESTMENT SECURITIES
Investment securities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Current investments:
Government agency note	$—	$3,019
Certificates of deposit	546	1,346

Total current investments	$546	$4,365
Non-current investments:
Auction rate securities	$15,170	$15,570

Total investment securities	$15,716	$19,935

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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents the fair value measurement of the Company’s investments pursuant to SFAS 157 using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Balance at	Identical Assets	Observable Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Auction Rate Securities	$15,170	$—	$—	$15,170
Certificates of Deposit	546	546	—	—

Total	$15,716	$546	$—	$15,170

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities.
The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). At June 30, 2009, the Company held $17.3 million of principal invested in ARS, $14.3 million of which have AAA credit ratings and $3.0 million of which have A3 credit ratings. ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities continues to be classified as a long-term asset at June 30, 2009.
As of June 30, 2009, the Company has adjusted the $17.3 million par value of its ARS to their estimated fair market value of $15.2 million, and the $2.1 million temporary unrealized loss, of which $1.3 million was recorded in the third quarter of 2008 and $0.8 million was recorded in the fourth quarter of 2008, is reported in accumulated other comprehensive loss within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities since February 2008. The Company recorded the loss as a temporary impairment because management does not intend to sell the securities and believes that it is more likely than not that it will hold the securities until the Company is able to recover their full par value. No further reduction of fair value was deemed to have occurred in the first half of 2009.
The fair value of the Company’s ARS at June 30, 2009 is based on pricing models prepared by an independent consultant and is classified as a Level 3 pricing category in accordance with SFAS 157. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 4.1% to 6.0%. In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond. In the Company’s view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company’s ARS portfolio (through the FFELP program). The Company utilized forecasts for the 3-month LIBOR based on the weighted average of the Bloomberg Analyst Forecasts, then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.
The estimated liquidation dates used in the valuation analysis ranged from 5 to 7 years. At December 31, 2008, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million. The Company recorded no change to the estimated fair value of its ARS in the first half of 2009. The Company believes that its current valuation of $15.2 million is a reasonable measure of fair value of the securities.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. To date, the Company has also received seven small redemptions totaling $0.7 million of one of the issues of these securities, $0.4 million of which was received in the first six months of 2009, all at par. At this time, management is not aware of any circumstances that would indicate that any of the underlying issuers of its ARS or their insurers are presently at risk or that the reduced liquidity has had a significant impact on the underlying credit quality of the assets backing the ARS. While the recent auction failures limit the Company’s ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations and growth initiatives. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any further rating downgrades on any investments in the portfolio, including the Company’s ARS, the market value of the Company’s investment portfolio may decline further, which management may determine is an other-than-temporary impairment. This could result in a recognized loss and could negatively affect the Company’s financial position, results of operations and liquidity.
For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction Rate Securities
Beginning balance at January 1, 2009	$15,570
Transfers in to Level 3	—
Total realized/unrealized losses
Included in earnings	—
Included in comprehensive loss	—
Redemptions (at par)	(400)

Ending balance at June 30, 2009	$15,170

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive loss, as such unrealized losses are deemed by the Company to be temporary.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Auction rate securities	$15,170	$2,130	$—	$—

Total	$15,170	$2,130	$—	$—

At June 30, 2009 and at December 31, 2008, the Company’s accumulated unrealized loss on investment securities totaled $2.1 million. For the six months ended June 30, 2009 and 2008, an unrealized loss of $19,000 and an unrealized gain of $94,000, respectively, both related to non-ARS investments, were included in other comprehensive loss.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS
Inventories
Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Raw materials	$2,244	$2,554
Work in process	2,351	2,813
Finished goods	4,220	2,919
Inventory reserve	(332)	(233)

	$8,483	$8,053

Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Land	$270	$270
Building and improvements	1,264	1,264
Manufacturing equipment and computers	17,426	15,581
Leasehold improvements	4,124	4,085
Equipment held for rental or loan	31,991	29,447
Furniture and fixtures	1,480	1,419
Less: accumulated depreciation and amortization	(23,240)	(19,721)

	$33,315	$32,345

Deferred Revenue
Deferred revenue was $2.3 million and $2.5 million at June 30, 2009 and December 31, 2008, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued payroll and employee related expenses	$5,890	$5,518
Accrued royalty and royalty litigation expense	1,640	2,008
Accrued legal expenses	1,499	1,538
Employee stock purchase plan liability	—	480
Deferred rent	448	390
Accrued clinical study expense	373	118
Other accrued expenses	3,123	2,379
Less: Long-term portion	(575)	(422)

Accrued liabilities: current portion	$12,398	$12,009

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — GOODWILL
On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $10.7 million. The aggregate purchase price was allocated to the tangible and intangible assets acquired, in-process research and development, and goodwill. Goodwill was allocated to the two reporting segments, U.S. Medical and International Medical, based on the percentage of Kensey Nash endovascular revenues earned in 2007, the year preceding the acquisition. The total amount of goodwill related to the Kensey Nash acquisition at December 31, 2008 was approximately $4.0 million.
Under the terms of the agreements between the two companies, the Company agreed to pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $8 million based on various product development and regulatory milestones associated with the next generation ThromCat devices. These payments will be recorded as additional goodwill. Since the date of acquisition, the Company has paid milestone payments totaling $2.5 million. The second milestone, receiving CE mark approval for its next-generation ThromCat® XT device, was achieved by KNC in June 2009 and as a result, the Company made a $1.5 million payment to KNC at that date.
The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

		International
	U.S. Medical	Medical	Total
Balance as of January 1, 2009	$2,669	$1,623	$4,292
Non-cash transfer of goodwill to fixed assets	(149)	(74)	(223)
Goodwill acquired during the year	1,005	495	1,500

Balance as of June 30, 2009	$3,525	$2,044	$5,569

The Company evaluates goodwill and other intangible assets for impairment in accordance with the provisions of US GAAP at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last impairment analysis at December 31, 2008 to indicate that the amount of goodwill may not be recoverable.
NOTE 6 — STOCK-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123(R)), which was adopted January 1, 2006, utilizing the modified prospective transition method.
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through June 30, 2009 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. At June 30, 2009, there were 247,000 shares available for future issuance under these plans. The Company’s policy is to issue new shares upon the exercise of stock options.
In November and December 2008, the compensation committee of the Board of Directors of the Company approved the issuance of 1.8 million stock options to certain of the Company’s officers and employees with an exercise price equal to the market price of the Company’s common stock on the grant date. Of these stock options, 1.4 million are subject to a market condition performance target, which will be achieved if and when the average of the closing market prices of the Company’s common stock equals or exceeds $9.00 per share for a period of ten consecutive trading days. The number of shares authorized under our stock option plans was insufficient to cover 1.2 million of these stock options, and therefore those options were subject to shareholder approval of the Sixth Amendment (“Sixth Amendment”) to the 2006 Incentive Award Plan (the “Plan”), which was obtained at our Annual Meeting of Stockholders on June 10, 2009. The Sixth Amendment, among other things, increased by 1.4 million shares the authorized number of shares of our common stock issuable under the Plan.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In accordance with SFAS 123(R), because the options were subject to shareholder approval of the Sixth Amendment, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval. Once shareholder approval was obtained, we began recording compensation cost associated with these options effective June 10, 2009.
Valuation and Expense Information under SFAS 123(R)
Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2009 and 2008 was $692,000 and $746,000, respectively, and for the six months ended June 30, 2009 and 2008 was $1.4 million and $1.5 million, respectively. This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2008 and 2009, and (3) in 2008, the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation costs for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the six months ended June 30, 2009 and 2008 was $0.8 million and $2.2 million, respectively.
For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. During the three and six months ended June 30, 2009, 17,500 and 65,500 options, respectively, were granted and valued using the Black-Scholes pricing model. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended June 30, 2009 and 2008, respectively, using the Black-Scholes pricing model:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Expected life (years)	6.01	5.96	6.02	5.95
Risk-free interest rate	2.56%	3.34%	1.91%	2.84%
Expected volatility	75.18%	49.32%	74.63%	49.07%
Expected dividend yield	None	None	None	None
Weighted average grant date fair value of options granted during the period	$2.43	$5.14	$2.10	$5.40
For grants which embody a market condition, SFAS 123(R) requires that the valuation consider the likelihood that the market condition will be satisfied. Accordingly, a trinomial lattice model was used to estimate the fair value of the Company’s options containing a market condition since a lattice model is designed to accommodate dynamic assumptions of expected volatility and exercise behaviors over the option’s term and the probability of the market condition being satisfied in the future. Compensation cost is recognized over the requisite service period (5.75 years) which is based on the longer of the derived service period (using a lattice model to calculate a range of possible future stock prices for the Company) or the explicit service period. Compensation cost is required to be recognized regardless of when, if ever, the market condition is met.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended June 30, 2009, 1.1 million options were granted and valued using the trinomial lattice model, as they included a market condition. The following is a summary of the significant assumptions (or ranges) used for the stock options valued using a trinomial lattice pricing model:

	Three months ended June 30,	Six months ended June 30,
	2009	2009
Vesting period (months) (2)	1 – 120	1 – 120
Risk-free interest rate (2)	0.11% – 3.98%	0.11% – 3.98%
Expected volatility (1)	54.22% – 135.07%	54.22% – 135.07%
Expected dividend yield (2)	None	None
Suboptimal exercise factor (3)	3.28 – 3.61	3.28 – 3.61
Probability of market target achievement (3)	42% – 91%	42% – 91%
Post-vesting turnover (3)	13.69%	13.69%
Grant date fair value of options granted during the period	$1.174 – $1.453	$1.174 – $1.453
The parenthetic notes in the above table represent the following fair value hierarchy for each of the assumptions:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. The expected volatilities which are calculated upon the Company’s trading market prices are Level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. The vesting period was obtained directly from the option agreement. The current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining vesting period, were used for the risk free rate. The dividend yield assumption is based on the history and expectation of dividends.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are Level 3 inputs are classified as Level 3 in their entirety. The suboptimal exercise behavior accounts for the Company’s best estimate of early exercise of the options. Probability of market target achievement was based on historical trend analysis.
The following table summarizes stock option activity during the six months ended June 30, 2009:

			Weighted Avg.
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2009	3,951,779	$5.52

Granted	1,259,750	2.65
Exercised	(377,768)	2.64
Canceled	(129,211)	6.22

Options outstanding at June 30, 2009	4,704,550	$4.96	5.96	$6,986,394

Options exercisable at June 30, 2009	2,397,630	$5.51	3.43	$2,965,520

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.93 on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2009 was 1.4 million. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0.7 million and $2.6 million, respectively.
The following table summarizes restricted stock award activity during the six months ended June 30, 2009:

		Weighted Average
		Grant-Date Fair
	Shares	Value
Restricted stock awards outstanding at January 1, 2009	10,000	$10.47
Awarded	50,000	4.15
Vested	(10,000)	10.47
Forfeited	—	—

Awards outstanding at June 30, 2009	50,000	$4.15

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2009 there was $5.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 13.69% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3.5 years.
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
NOTE 7 — NET LOSS PER SHARE
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options using the treasury stock method.
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2009 and 2008 as potential common stock instruments are anti-dilutive as a result of the net losses incurred for those periods. Due to the Company’s net losses for the periods presented, all of the stock options outstanding were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. The weighted average total of options outstanding for the three and six months ended June 30, 2009 was 4.1 million and 4.0 million, and for the three and six months ended June 30, 2008 was 3.4 million and 3.5 million, respectively.
For the three and six months ended June 30, 2009, of the options outstanding, 1.8 million and 2.2 million shares, respectively, were excluded from the computation of dilutive net loss per share since the exercise price of the options was greater than or equal to the average market price of the common stock. For the three and six months ended June 30, 2008, of the options outstanding, 2.0 million and 1.7 million shares, respectively, were excluded from the computation of dilutive net loss per share since the exercise price of the options was greater than or equal to the average market price of the common stock.
A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(2,302)	$(2,640)	$(5,139)	$(3,046)

Common shares outstanding:
Historical common shares outstanding at beginning of period	32,173	31,712	32,037	31,417
Weighted average common shares issued	63	50	147	245

Weighted average common shares outstanding — basic	32,236	31,762	32,184	31,662
Effect of dilution — stock options	—	—	—	—

Weighted average common shares outstanding — diluted	32,236	31,762	32,184	31,662

Net loss per share — basic and diluted	$(0.07)	$(0.08)	$(0.16)	$(0.10)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 — COMPREHENSIVE LOSS
Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on our investment securities that are classified as available for sale securities. The difference between net loss and comprehensive loss for each of these periods are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(2,302)	$(2,640)	$(5,139)	$(3,046)

Other comprehensive income (loss):
Foreign currency translation gain	297	24	87	186
Unrealized (loss) gain on investment securities	(2)	(37)	(19)	94

Comprehensive loss	$(2,007)	$(2,653)	$(5,071)	$(2,766)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency	Unrealized loss on	Accumulated Other
	translation (loss) gain	investment securities	Comprehensive Loss
Beginning balance, January 1, 2009	$(90)	$(2,065)	$(2,155)
Current period change	87	(19)	68

Ending balance, June 30, 2009	$(3)	$(2,084)	$(2,087)

NOTE 9 — SEGMENT AND GEOGRAPHIC REPORTING
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
U. S. Medical
Products offered by this reportable segment include an excimer laser unit (equipment), fiber-optic delivery devices and other non-fiber-optic products (disposables), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At June 30, 2009, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2009 and 2008, cost allocations of these functions to International Medical have not been performed.
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.3 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $2.9 million and $1.4 million for the six months ended June 30, 2009 and 2008, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
International Medical
The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this reportable segment are the same as those offered by U.S. Medical.
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$14,098	$13,385	$27,568	$26,157
Lead Management	7,241	6,093	14,004	11,391
Service and other, net of provision for sales returns	2,040	1,975	4,122	3,829
Equipment	1,135	1,598	2,348	2,932

Subtotal	24,514	23,051	48,042	44,309

International Medical:
Disposable products:
Vascular Intervention	1,919	1,460	3,739	2,421
Lead Management	1,532	1,259	2,942	2,317
Service and other, net of provision for sales returns	254	318	552	547
Equipment	813	610	1,060	935

Subtotal	4,518	3,647	8,293	6,220

Total revenue	$29,032	$26,698	$56,335	$50,529

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment operating income (loss):
U.S. Medical	$(2,920)	$(4,286)	$(6,337)	$(5,805)
International Medical	480	404	882	593

Total operating loss	$(2,440)	$(3,882)	$(5,455)	$(5,212)

	June 30,	December 31,
Segment assets:	2009	2008
U.S. Medical	$93,078	$96,314
International Medical	12,533	10,782

Total assets	$105,611	$107,096

In the first six months of 2009 and 2008, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first six months of 2009 or 2008.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 — INCOME TAXES
For the three months ended June 30, 2009, the Company recorded an income tax benefit of $40,000 against its pre-tax book loss of $2.3 million. For the six months ended June 30, 2009, the Company recorded an income tax benefit of $102,000 against its pre-tax book loss of $5.2 million. Our effective tax rate for the 2009 period is relatively low because a portion of the Company’s granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, the Company’s effective tax rate is subject to variability.
NOTE 11 — RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2009, the Company paid $28,000 and $56,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company. During the three and six months ended June 30, 2009, the Company also paid $23,000 and $45,000, respectively, to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On June 15, 2009, the court issued an order appointing the Spectranetics Investor Group composed of the Genesee County Employees’ Retirement System, the Wayne County Employees’ Retirement System, and Peter J. Tortora as lead plaintiff and approving its selection of Labaton Sucharow LLP and Brower Piven as co-lead counsel and The Shuman Law Firm as liaison counsel.
On August 4, 2009, the Spectranetics Investor Group filed its consolidated class action complaint, naming the Company, John Schulte, Guy Childs, Jonathan McGuire, Emile Geisenheimer, and Craig Walker as defendants. The consolidated complaint asserts claims under the Securities Exchange Act of 1934 alleging that the defendants either failed to disclose, made false and misleading statements, and/or participated in a common plan, scheme and unlawful course of conduct involving, among other things, improper marketing, promoting and testing its products and the products of third parties for unapproved uses; payments to medical personnel in connection with these uses; withholding data from the FDA; the lack of effective regulatory compliance controls and adequate internal and financial controls; and materially inflating the Company’s financial results as a result of this conduct. Lead Plaintiff seeks class certification, compensatory damages, legal fees and such other relief as the court may deem proper. The Company intends to vigorously defend itself in this matter.
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
Schlesinger Matters
A complaint was filed on September 5, 2008, in El Paso County, District Court, Colorado, by Scott Schlesinger, a former employee. The complaint names the Company, its General Counsel and its Chief Operating Officer as defendants. The complaint, Scott Schlesinger v. The Spectranetics Corporation, et al, alleged wrongful termination, breach of contract and promissory estoppel, among other claims, and includes allegations similar in nature to the matters the Company believes are being investigated by the FDA and ICE, as discussed above. The complaint sought an unspecified amount of damages. The Company filed its response to the complaint on September 19, 2008.
On October 29, 2008, the Company was notified that the spouse of the plaintiff in Schlesinger filed a claim with OSHA in Denver, Colorado alleging discriminatory employment practices against the Company in violation of federal law. In addition, on November 12, 2008, she filed a Complaint with the Colorado Division of Civil Rights alleging marital discrimination.
On May 29, 2009, the Company and the other named defendants entered into a Confidential Settlement Agreement and General Release (the “Agreement”) with the plaintiff in Scott Schlesinger v. The Spectranetics Corporation, et al, which became effective on June 5, 2009. The Agreement also addresses the claims filed by the spouse of the plaintiff in Schlesinger. In return for a release of all claims, the Company paid an undisclosed sum within the policy limits of its insurance in settlement of all claims, attorneys fees and costs of both plaintiffs. The above-referenced lawsuit has been dismissed with prejudice and the charges of the spouse have been withdrawn. Neither the Agreement nor the payment of any consideration thereunder constitutes an admission by the Company or any other person of any wrongdoing or violation of any law.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of our Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $500,000 in royalties and $110,261 in prejudgment interest, along with an order of post-judgment interest at the rate of 4.16% per annum. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal were exhausted in March 2009. In February 2009, the Company paid $0.6 million to Dr. Rentrop in satisfaction of the judgment and commenced an effort to negotiate a license that reflects the value of his patent claims. The Court retains jurisdiction over this matter particularly with respect to Dr. Rentrop’s claims for post-judgment royalties and other damages, which claims are disputed by the Company.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. On July 1, 2009, the Court issued a ruling in favor of Cardiomedica for an amount equal to $0.6 million, which includes a judgment for lost profits, interest thereon, and certain costs assessed by the Court related to the proceedings. Such amount was included in accrued liabilities at June 30, 2009 and was paid in July 2009.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company is considering its options in light of the Court of Appeal’s decision at the appropriate levels in the Dutch courts. The Company intends to continue to vigorously defend itself in this matter.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.
NOTE 13 — SUBSEQUENT EVENTS
In August 2009, the Company reached an agreement in principle with a supplier to resolve a commercial contract dispute. Although the settlement and release agreement has not yet been executed, the outcome is probable and the amount to be paid by Spectranetics is in the range of $350,000 to $400,000. During the three months ended June 30, 2009, a loss contingency in the amount of $295,000 was recorded within selling, general and administrative expenses, which is in addition to $55,000 that had been recorded in prior periods.

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
Corporate Overview
We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. Our Vascular Intervention disposable products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. We also market aspiration and thrombectomy catheters for the removal of thrombus and support catheters to facilitate crossing of coronary and peripheral arterial blockages. Our Lead Management disposable product line includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.
Although 85% of our revenue was derived in the United States for the six months ended June 30, 2009, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market the products that are approved in the United States. We have also received approval to market certain coronary atherectomy products and certain lead removal products in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement approval is received from the Japanese Ministry of Health, Labor and Welfare.
In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat™, ThromCat® and SafeCross® product lines for $10.7 million in cash, including acquisition costs of $0.7 million. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. Under the terms of the Agreement, we agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products, and $6 million is payable once cumulative sales of the acquired products reach $20 million. As of June 30, 2009, we have paid $2.5 million of the product development and regulatory milestones. The first milestone payment of $1.0 million, related to the development of a next-generation version of the SafeCross RF CTO system, was made in October 2008. The second milestone, related to obtaining CE mark approval for the next-generation ThromCat device, was achieved by KNC in June 2009, which triggered another $1.5 million payment to KNC at that date.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for us the endovascular products acquired by us under the Asset Purchase Agreement, and we will purchase such products exclusively from KNC for specified time periods ranging from six months to three years, which can be extended. During that time, we will pay transfer prices for the products based on KNC’s cost to manufacture such products plus a percentage of the sales of the ThromCat and SafeCross products. Additionally, after KNC’s manufacture of the ThromCat and SafeCross products is transferred to us, we will be obligated to pay KNC a share of revenues received from sales of such products. After KNC’s manufacture of the QuickCat product has transferred to us, there will be no obligation to make additional payments to KNC related to future sales of the QuickCat product. Revenue from these products subsequent to the acquisition date are included in our reported Vascular Intervention disposable products revenue. Additionally, we and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC will conduct work to develop, on our behalf, certain next-generation SafeCross and ThromCat products at KNC’s expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain approval from the FDA for the next-generation products.
On September 4, 2008, we were jointly served by the FDA and the Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. We are cooperating with the appropriate authorities regarding this matter. See Part II, Item 1, “Legal Proceedings” and Note 12, “Commitments and Contingencies” for a discussion of this and other legal proceedings in which we are involved.
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
In May 2009, we announced initial data from the four-year, retrospective LExICon (Lead Extraction in Contemporary Settings) study. Released by the Heart Rhythm Journal in an online abstract, the study examined laser assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS® II laser sheath. Resulting key data points included: (i) 97.7% clinical success rate, (ii) 96.5% complete lead removal success rate, (iii) 1.4% major adverse event rate—a 26% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath), and (iv) 0.27% procedural mortality rate—more than a 50% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath).

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Details from the study were presented at the Heart Rhythm Society (HRS) meeting in Boston in May 2009, where HRS introduced their updated guidelines related to extraction of pacemaker and defibrillator leads. These guidelines expanded the specific clinical circumstances where a lead extraction should be considered from 14 to 30.
In July 2009, we received clearance from the FDA to market the Turbo-Tandem™, a single-use, disposable device indicated for atherectomy of infrainguinal arteries. CE mark approval was also received in July for marketing within the European Union. The Turbo-Tandem System is comprised of two integrated devices, a 7 French laser guide catheter in combination with a 2.0 mm excimer laser ablation catheter. The Turbo-Tandem is designed to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel. We expect to launch the Turbo-Tandem throughout the United States and Europe in the third quarter of 2009.
Results of Operations
Financial Results by Geographical Segment
Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico.

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2009		2008		2009		2008
Revenue
United States	$24,514	84%	$23,051	86%	$48,042	85%	$44,309	88%
International	4,518	16	3,647	14	8,293	15	6,220	12

Total revenue	$29,032	100%	$26,698	100%	$56,335	100%	$50,529	100%

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008

Net (loss) income
United States	$(2,746)	$(2,853)	$(5,977)	$(3,478)
International	444	213	838	432

Total net loss	$(2,302)	$(2,640)	$(5,139)	$(3,046)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Selected Consolidated Statements of Operations Data
The following table presents Consolidated Statements of Operations data for the three months ended June 30, 2009 and June 30, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

(in thousands, except for percentages and	For the three months ended June 30,				$ change	% change
laser placements)	2009	% of rev	2008	% of rev	2009-2008	2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$16,017	55%	$14,845	55%	$1,172	8%
Lead management	8,773	30	7,352	28	1,421	19

Total disposable products revenue	24,790	85	22,197	83	2,593	12

Service and other revenue	2,294	8	2,293	9	1	—

Laser revenue:
Equipment sales	843	3	1,164	4	(321)	(28)
Rental fees	1,105	4	1,044	4	61	6

Total laser revenue	1,948	7	2,208	8	(260)	(12)

Total revenue	29,032	100	26,698	100	2,334	9

Gross profit	20,757	71	19,173	72	1,584	8

Operating expenses
Selling, general and administrative (1)	19,143	66	15,801	59	3,342	21
Purchased in-process research and development	—	—	3,849	14	(3,849)	100
Research, development and other technology	4,054	14	3,405	13	649	19

Total operating expenses	23,197	80	23,055	86	142	1

Operating loss	(2,440)	(9)	(3,882)	(14)	1,442	(37)

Other income (expense)
Interest income, net	98	—	494	2	(396)	(80)
Other, net	—	—	(67)	—	67	(100)

Loss before income taxes	(2,342)	(8)	(3,455)	(13)	1,113	(32)
Income tax benefit	40	—	815	3	(775)	(95)

Net loss	$(2,302)	(8)%	$(2,640)	(10)%	$338	(13)%

Worldwide installed base summary:
Laser sales from inventory	4		6
Rental placements	21		32
Evaluation placements	5		4

Laser placements during quarter	30		42
Buy-backs/returns during quarter	(21)		(9)

Net laser placements during quarter	9		33

Installed base of laser systems	876		800

(1)	Selling, general and administrative expenses in the second quarter of 2009 included $0.7 million of legal and other expenses related to the federal investigation.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Revenue for the three months ended June 30, 2009 was $29.0 million, a 9% increase as compared to $26.7 million for the quarter ended June 30, 2008. This increase is mainly attributable to a 12% increase in disposable products revenue, which consists of single-use catheter products, partially offset by a 12% decline in laser revenue. Our product mix changed slightly year over year, with 85% of revenue coming from disposables in the second quarter of 2009 compared with 83% from disposables in the second quarter of 2008. Service and other revenue represented 8% of total revenue in the second quarter of 2009 as compared to 9% of revenue in the second quarter of 2008. Revenue from laser sales and rentals decreased to 7% of total revenue in the second quarter of 2009 from 8% of total revenue in the second quarter of 2008.
We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM). For the 2009 second quarter, our VI revenue totaled $16.0 million (65% of our disposable products revenue) and our LM revenue totaled $8.8 million (35% of our disposable products revenue). For the 2008 second quarter, our VI revenue totaled $14.8 million (67% of our disposable products revenue) and our LM revenue totaled $7.4 million (33% of our disposable products revenue).
VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 8% in the second quarter of 2009 as compared with the second quarter of 2008. VI revenue growth was primarily due to: (1) unit volume increases in our Quick-Cross support catheter; (2) unit volume increases from the continued penetration of our ELCA® coronary management products; and (3) post-acquisition date revenue from the endovascular product lines acquired in May 2008, which totaled $1.5 million in the second quarter of 2009 compared to $0.5 million from May 30 to June 30, 2008. These increases were partially offset by a 13% year-over-year decrease in our atherectomy product sales, which we believe is primarily the result of a heightened competitive environment in peripheral atherectomy procedures.
LM revenue grew 19% for the three months ended June 30, 2009 as compared with the 2008 second quarter. We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the recently concluded LExICon registry, and (3) favorable market dynamics due to recently expanded guidelines set forth by the HRS for lead extractions. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser equipment revenue was $1.9 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased 28% from the second quarter of 2008. We sold five laser units in the second quarter of 2009 (four from inventory, one rental conversion) as compared to eight laser units (six from inventory, two rental conversions) in the same period of the prior year. Rental revenue increased 6% during the second quarter of 2009 as compared to the prior year period. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 357 at June 30, 2008 to 399 at June 30, 2009. Service and other revenue remained flat at $2.3 million in the second quarter of 2009 and 2008. The lack of growth in service revenue was due primarily to the pressures of the current economic environment.
We placed 30 laser systems with new customers during the quarter ended June 30, 2009 compared with 42 during the second quarter of last year. Of those new laser placements, 21 laser systems were transfers from the existing installed base during the second quarter of 2009 compared with 9 transfers during the second quarter of 2008. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with very low utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. This results in fewer net new placements as compared to year-ago periods. This brings our worldwide installed base of laser systems to 876 (685 in the U.S.) at June 30, 2009.
On a geographic basis, revenue in the United States was $24.5 million during the quarter ended June 30, 2009, an increase of 6% from the prior year second quarter. International revenue totaled $4.5 million, an increase of 24% from the second quarter of 2008. The increase in international revenue was led by sales of thrombectomy products acquired in May 2008, which increased to $0.8 million in the second quarter of 2009 from $0.4 million in the period from May to June 2008, as well as an increase in lead management product sales.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Gross margin for the second quarter of 2009 was 71%, a decrease of less than one percentage point as compared with 72% in the second quarter of 2008. The gross margin decline was due primarily to a less favorable margin mix of product revenues within VI disposable product sales. In the second quarter of 2009 as compared to the second quarter of 2008, we experienced growth in our non-laser disposables, including support catheters and thrombectomy products, which carry lower gross margins than our laser based catheters. Additionally, laser margins were slightly lower than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared to the year-ago period.
Operating expenses
Operating expenses of $23.2 million in the second quarter of 2009 increased 1% from $23.1 million in the second quarter of 2008. This increase is mainly due to a 21% increase in selling, general and administrative expenses partially offset by the in-process research and development costs incurred in the second quarter of 2008 as part of the acquisition of certain product lines from Kensey Nash Corporation.
Selling, general and administrative
Selling, general and administrative expenses increased 21% compared to the year ago quarter, primarily due to:
(1) Marketing and selling expenses increased approximately 13% or $1.6 million, to $14.0 million in the second quarter of 2009 from $12.4 million in the second quarter of 2008, primarily as a result of the following:
•	Increased personnel-related costs of approximately $0.2 million associated with the staffing of additional employees within our U.S. field sales organization in the second quarter of 2009 as compared with the same period of the prior year. Average field sales headcount in the second quarter of 2009 was 121 compared with an average of 110 in the second quarter of 2008. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $0.7 million, which is mainly due to the increase in revenues and additional employees.
•	Approximately $0.5 million in increased marketing and training costs, primarily associated with the staffing of additional employees as well as additional marketing and physician training activities. Marketing and training personnel totaled 26 at June 30, 2009 as compared to 23 at June 30, 2008.
•	Approximately $0.2 million in increased sales-related costs for our international operations, due primarily to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe, acquired in May 2008. At June 30, 2009, total headcount in our international sales organization was 28 compared with 25 employees at June 30, 2008.
(2) General and administrative expenses increased approximately 50% or $1.7 million, to $5.1 million in the second quarter of 2009 from $3.4 million in the second quarter of 2008, primarily the result of the following:
•	Expenses, primarily legal, during the second quarter of 2009 of approximately $0.7 million related to the federal investigation which began in September 2008.
•	Increased expenses of approximately $0.7 million as compared with the prior year second quarter related to outside consulting expenses and personnel costs, primarily due to further enhancing our regulatory compliance programs and resources, reflecting our commitment to high standards of regulatory compliance.
•	Expenses of approximately $0.3 million related to the settlement of a contract dispute as described in Note 13, “Subsequent Events,” to our condensed consolidated financial statements included in this report.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Research and development
Research, development and other technology expenses of $4.1 million for the second quarter of 2009 increased 19% compared with the second quarter of 2008. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:
•	Personnel-related costs increased by $0.2 million due to five additional employees in the second quarter of 2009 compared to the second quarter of 2008.
•	Clinical studies expenses decreased approximately $0.2 million in the second quarter of 2009 as compared to the prior year quarter, due in part to the timing of completion of certain clinical studies.
•	Product development costs increased by $0.5 million compared to the second quarter of 2008 related to the Turbo-Tandem and other development projects.
•	Royalty expenses increased by approximately $0.1 million due to higher sales of products incorporating technology that we license.
Interest income decreased 80% to $0.1 million in the second quarter of 2009 from $0.5 million in the second quarter of 2008. The decrease in interest income in 2009 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.
Pre-tax loss for the three months ended June 30, 2009 was $2.3 million, compared with a pre-tax loss of $3.5 million for the three months ended June 30, 2008. The current period results included $0.7 million of legal and other expenses related to the federal investigation. The prior year second quarter results included $3.8 million of in-process research and development costs acquired from Kensey Nash as part of the endovascular product line acquisition.
For the three months ended June 30, 2009, we recorded an income tax benefit of $40,000 against our pre-tax book loss of $2.3 million. We recorded a deferred tax benefit for the tax carryforwards generated by our pre-tax loss. This benefit, however, was reduced by a number of factors, including non-deductible incentive stock option (ISO) expenses. The effective tax rate is low because we have added back the ISO compensation expense as well as other permanent differences to our pre-tax book loss to arrive at our taxable loss.
We recorded a net loss for the three months ended June 30, 2009 of $2.3 million, or ($0.07) per share, compared with a net loss of $2.6 million, or ($0.08) per share, in the three months ended June 30, 2008.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended June 30, 2009 as compared with the prior year period caused a decrease in consolidated revenue of $0.5 million and a decrease in consolidated operating expenses of $0.3 million.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Selected Consolidated Statements of Operations Data
The following table presents Consolidated Statements of Operations data for the six months ended June 30, 2009 and June 30, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

(in thousands, except for percentages and	For the six months ended June 30,				$ change	% change
laser placements)	2009	% of rev	2008	% of rev	2009-2008	2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$31,307	56%	$28,578	57%	$2,729	10%
Lead management	16,946	30	13,708	27	3,238	24

Total disposable products revenue	48,253	86	42,286	84	5,967	14

Service and other revenue	4,674	8	4,376	9	298	7

Laser revenue:
Equipment sales	1,195	2	1,838	3	(643)	(35)
Rental fees	2,213	4	2,029	4	184	9

Total laser revenue	3,408	6	3,867	7	(459)	(12)

Total revenue	56,335	100	50,529	100	5,806	11

Gross profit	39,789	71	36,328	72	3,461	10

Operating expenses
Selling, general and administrative (1)	37,908	67	30,991	61	6,917	22
Purchased in-process research and development	—	—	3,849	8	(3,849)	100
Research, development and other technology	7,336	13	6,700	13	636	9

Total operating expenses	45,244	80	41,540	82	3,704	9

Operating loss	(5,455)	(9)	(5,212)	(10)	(243)	5

Other income (expense)
Interest income, net	251	—	1,108	2	(857)	(77)
Other, net	(37)	—	(37)	—	—	—

Loss before income taxes	(5,241)	(9)	(4,141)	(8)	(1,100)	279
Income tax benefit	102	—	1,095	2	(993)	(91)

Net loss	$(5,139)	(9)%	$(3,046)	(6)%	$(2,093)	69%

Worldwide installed base summary:
Laser sales from inventory	6		9
Rental placements	43		59
Evaluation placements	15		4

Laser placements during quarter	64		72
Buy-backs/returns during quarter	(38)		(15)

Net laser placements during quarter	26		57

Installed base of laser systems	876		800

(1)	Selling, general and administrative expenses in the first half of 2009 included $2.1 million of legal and other expenses related to the federal investigation.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Revenue for the six months ended June 30, 2009 was $56.3 million, an 11% increase as compared to $50.5 million for the first half of 2008. This increase is attributable to a 14% increase in disposable products revenue, which consists of single-use catheter products, and a 7% increase in service and other revenue, partially offset by a 12% decrease in laser revenue. Our product mix changed slightly year over year, with 86% of revenue coming from disposables in the first half of 2009 compared with 84% from disposables in the first half of 2008. Service and other revenue represented 8% of total revenue in the first half of 2009 as compared to 9% of revenue in the first half of 2008. Revenue from laser sales and rentals decreased to 6% of total revenue in the first half of 2009 from 7% of total revenue in the first half of 2008.
We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM). For the six months ended June 30, 2009, our VI revenue totaled $31.3 million (65% of our disposable products revenue) and our LM revenue totaled $16.9 million (35% of our disposable products revenue). For the first half of 2008, our VI revenue totaled $28.6 million (68% of our disposable products revenue) and our LM revenue totaled $13.7 million (32% of our disposable products revenue).
VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 10% in the first half of 2009 as compared with the first half of 2008. VI revenue growth was primarily due to: (1) unit volume increases in our Quick-Cross support catheter; (2) unit volume increases from the continued penetration of our ELCA coronary management products; and (3) post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation in May 2008, which totaled $2.9 million in the first half of 2009 compared to $0.5 million from May 31 to June 30, 2008. These increases were partially offset by a 13% year-over-year decrease in our atherectomy product sales, which we believe is primarily the result of a heightened competitive environment in peripheral atherectomy procedures.
LM revenue grew 24% for the six months ended June 30, 2009 as compared with the first half of 2008. We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the recently concluded LExICon registry, and (3) favorable market dynamics due to recently expanded guidelines set forth by the HRS for lead extractions. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser equipment revenue was $3.4 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively. Laser sales revenue, which is included in laser equipment revenue, decreased 35% from the first half of 2008. We sold seven laser units in the first half of 2009 (six from inventory, one rental conversion) as compared to twelve laser units (nine from inventory, three rental conversions) in the same period of the prior year. Rental revenue increased 9% during the first half of 2009 as compared to the prior year period. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 357 at June 30, 2008 to 399 at June 30, 2009. Service and other revenue increased 7%, to $4.7 million in the first six months of 2009 from $4.4 million in the first half of 2008, due primarily to our increased installed base of laser systems, although growth in this area was muted due to the pressures of the current economic environment.
We placed 64 laser systems with new customers during the six months ended June 30, 2009 compared with 72 during the first half of last year. Of those new laser placements, 38 laser systems were transfers from the existing installed base during the first half of 2009 compared with 15 transfers during the first half of 2008. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with very low utilization to hospitals where we believe utilization will be higher. This results in fewer net new placements as compared to year-ago periods. This brings our worldwide installed base of laser systems to 876 (685 in the U.S.) at June 30, 2009.
On a geographic basis, revenue in the United States was $48.0 million during the six months ended June 30, 2009, an increase of 8% from the comparable period last year. International revenue totaled $8.3 million, an increase of 33% from the first half of 2008. The increase in international revenue was led by sales of thrombectomy products acquired in May 2008, which increased to $1.5 million in the first half of 2009 from $0.4 million in the period from May to June 2008, as well as an increase in lead management product sales.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Gross margin for the first half of 2009 was 71%, a decrease of less than one percentage point as compared with 72% in the first half of 2008. The gross margin decline was due primarily to a less favorable margin mix of product revenues within VI disposable product sales. In the first half of 2009 as compared to the first half of 2008, we experienced growth in our non-laser disposables, including support catheters and thrombectomy products, which carry lower gross margins than our laser based catheters. Additionally, laser margins were slightly lower than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared to the year-ago period.
Operating expenses
Operating expenses of $45.2 million in the first half of 2009 increased 9% from $41.5 million in the first half of 2008. This increase is mainly due to a 22% increase in selling, general and administrative costs, partially offset by a decrease related to the in-process research and development costs incurred in the first half of 2008.
Selling, general and administrative
The 22% increase in selling, general and administrative expenses was primarily due to:
(1) Marketing and selling expenses increased approximately 13% or $3.2 million, to $27.4 million in the first half of 2009 from $24.2 million in the first half of 2008, primarily as a result of the following:
•	Increased personnel-related costs of approximately $0.7 million associated with the staffing of additional employees within our U.S. field sales organization in the first half of 2009 as compared with the same period of the prior year. Our field sales employees totaled 121 at June 30, 2009 as compared to 110 at June 30, 2008. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $1.3 million, which is mainly due to the increase in revenues and additional employees.
•	Approximately $0.5 million in increased marketing and training costs, primarily associated with the staffing of additional employees as well as additional marketing and physician training activities. Marketing and training personnel totaled 26 at June 30, 2009 as compared to 23 at June 30, 2008.
•	Approximately $0.7 million in increased sales-related costs for our international operations, due primarily to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe, acquired in May 2008. Average headcount in our international sales organization was 28 in the first half of 2009 compared with an average of 21 employees in the first half of 2008.
(2) General and administrative expenses increased approximately 52% or $3.6 million, to $10.5 million in the first half of 2009 from $6.9 million in the first half of 2008, primarily the result of the following:
•	Expenses, primarily legal, during the first half of 2009 of approximately $2.1 million related to the federal investigation which began in September 2008.
•	Increased expenses of approximately $1.2 million as compared with the prior year period related to outside consulting expenses and personnel costs, primarily due to further enhancing our regulatory compliance programs and resources, reflecting our commitment to high standards of regulatory compliance.
•	Expenses of approximately $0.3 million related to the settlement of a contract dispute as described in Note 13, “Subsequent Events,” to our condensed consolidated financial statements included in this report.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Research and development
Research, development and other technology expenses of $7.3 million for the first half of 2009 increased 9% compared to the first half of 2008. Costs included within research, development and other technology expenses are research and development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:
•	Personnel-related costs increased by $0.2 million due to six additional employees in the first half of 2009 compared to the first half of 2008.
•	Clinical studies expenses decreased approximately $0.3 million in the first half of 2009 as compared to the prior year period, due in part to the timing of completion of certain clinical studies.
•	Product development costs increased by approximately $0.5 million compared to the first half of 2008 related to the Turbo-Tandem and other development projects.
•	Royalty expenses increased by approximately $0.2 million due to higher sales of products incorporating technology that we license.
Interest income decreased 77% to $0.3 million in the first half of 2009 from $1.1 million in the first half of 2008. The decrease in interest income in 2009 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.
Pre-tax loss for the six months ended June 30, 2009 was $5.2 million, compared with a pre-tax loss of $4.1 million for the six months ended June 30, 2008. The current period results included $2.1 million of legal and other expenses related to the federal investigation. The prior year results included $3.8 million of in-process research and development costs acquired from Kensey Nash as part of the endovascular product line acquisition.
For the six months ended June 30, 2009, we recorded an income tax benefit of $0.1 million against our pre-tax book loss of $5.2 million. We recorded a deferred tax benefit for the tax carryforwards generated by our pre-tax loss. This benefit, however, was reduced by a number of factors, including non-deductible incentive stock option (ISO) expenses. The effective tax rate is low because we have added back the ISO compensation expense as well as other permanent differences to our pre-tax book loss to arrive at our taxable loss.
We recorded a net loss for the six months ended June 30, 2009 of $5.1 million, or ($0.16) per share, compared with a net loss of $3.0 million, or ($0.10) per share, in the six months ended June 30, 2008.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the six months ended June 30, 2009 as compared with the prior year period caused a decrease in consolidated revenue of $0.9 million and a decrease in consolidated operating expenses of $0.6 million.
Liquidity and Capital Resources
As of June 30, 2009, we had cash and cash equivalents, restricted cash and current investment securities available for sale of $16.3 million, down $5.5 million from December 31, 2008. The changes are explained below.
As of June 30, 2009, we had long-term investment securities of $15.2 million, a decrease of $0.4 million from $15.6 million at December 31, 2008. Long-term investment securities at June 30, 2009 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid. We received redemptions of $0.4 million of one of the issues of these securities, at par, in the first half of 2009.
See further discussion of our ARS in Note 3, “Investment Securities,” to our condensed consolidated financial statements included in this report.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would negatively affect our financial position, results of operations and liquidity. Although we currently believe that our cash, cash equivalents and current investment securities balances at June 30, 2009 are sufficient to fund our operations through December 31, 2009, the outcome of the federal investigation and shareholder and derivative litigation and our obligations to indemnify and advance the legal expenses of our present and former directors, officers and agents are uncertain and may require resources beyond what we have currently available. We cannot provide assurances that debt or equity financing, if needed, would be available on favorable terms, if at all.
For the six months ended June 30, 2009, cash used in operating activities totaled $3.1 million. The primary uses of cash were the following:
•	The net loss of $5.1 million, offset by $6.2 million of non-cash expenses, which included $4.8 million of depreciation and amortization and $1.4 million of stock-based compensation expense;
•	An increase in equipment held for rental or loan of $3.6 million as a result of expanding placement activity of our laser systems through “Cap-Free”, rental, or evaluation programs;
•	An increase in trade accounts receivable, net, of $0.8 million due primarily to increased sales;

•	An increase in inventory of approximately $0.2 million, due primarily to a higher number of lasers in finished goods inventory at June 30, 2009 as compared to year-end; and
•	An increase in prepaid expenses and other current assets of $0.9 million, related primarily to prepayments of certain insurance premiums.
The above uses of cash from operating activities were partially offset by a $1.3 million increase in accounts payable and accrued liabilities.
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

	June 30, 2009	December 31, 2008
Days Sales Outstanding	51	53
Inventory Turns	3.9	3.8

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
For the six months ended June 30, 2009, cash provided by investing activities was $1.2 million, consisting of proceeds from the maturity of investment securities of $4.2 million and a decrease in restricted cash of $0.6 million, offset by capital expenditures of $2.1 million and a milestone payment to Kensey Nash Corporation (KNC) of $1.5 million. This milestone payment was made in accordance with the terms of the agreements between us and KNC, whereby we agreed to pay KNC an additional $6 million once cumulative sales of the acquired products reach $20 million, and up to $8 million based on various product development and regulatory milestones associated with the acquired products. The second product development and regulatory milestone, receiving CE mark approval for the next-generation ThromCat device, was achieved by KNC in June 2009, which triggered the $1.5 million payment to KNC at that date. This payment was recorded as additional goodwill. The decrease in restricted cash was due to a payment made in the Rentrop case; see Part II, Item 1, “Legal Proceedings,” for more information. The capital expenditures included manufacturing capacity expansion projects as well as additional capital items for research and development projects and additional computer equipment purchases.
Cash provided by financing activities for the six months ended June 30, 2009 was $0.8 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options and the final stock issuance under our employee stock purchase plan.
At June 30, 2009, we had no significant debt or capital lease obligations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued royalty expenses; and loss contingencies. Actual results could differ from those estimates.
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
At June 30, 2009, we had $0.5 million of investment securities available for sale that are classified as “current” on our balance sheet. Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.
We also hold $15.2 million in auction rate securities, classified as long-term on our balance sheet as of June 30, 2009, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation. The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
As of June 30, 2009, the unrealized loss on our auction rate securities was approximately $2.1 million, recorded in 2008, reducing the par value of the securities of $17.3 million to their fair value of $15.2 million. No further reduction of fair value was deemed to have occurred in the first half of 2009. At December 31, 2008, we also performed a sensitivity analysis in the valuation of our auction rate securities using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million.
We will reassess the temporary impairment recorded in 2008 in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are more than temporarily impaired, which could result in a charge to our consolidated statement of operations.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the three months ended June 30, 2009, approximately $0.5 million of decreased revenue and $0.3 million of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro as compared to the prior year period. Accordingly, the net impact of exchange rate fluctuations on consolidated net loss for the three months ended June 30, 2009 was an increase in net loss of $0.2 million as compared to the prior year.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
On June 15, 2009, the court issued an order appointing the Spectranetics Investor Group composed of the Genesee County Employees’ Retirement System, the Wayne County Employees’ Retirement System, and Peter J. Tortora as lead plaintiff and approving its selection of Labaton Sucharow LLP and Brower Piven as co-lead counsel and The Shuman Law Firm as liaison counsel.
On August 4, 2009, the Spectranetics Investor Group filed its consolidated class action complaint, naming the Company, John Schulte, Guy Childs, Jonathan McGuire, Emile Geisenheimer, and Craig Walker as defendants. The consolidated complaint asserts claims under the Securities Exchange Act of 1934 alleging that the defendants either failed to disclose, made false and misleading statements, and/or participated in a common plan, scheme and unlawful course of conduct involving, among other things, improper marketing, promoting and testing its products and the products of third parties for unapproved uses; payments to medical personnel in connection with these uses; withholding data from the FDA; the lack of effective regulatory compliance controls and adequate internal and financial controls; and materially inflating the Company’s financial results as a result of this conduct. Lead Plaintiff seeks class certification, compensatory damages, legal fees and such other relief as the court may deem proper. The Company intends to vigorously defend itself in this matter.

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
Schlesinger Matters
A complaint was filed on September 5, 2008, in El Paso County, District Court, Colorado, by Scott Schlesinger, a former employee. The complaint names the Company, its General Counsel and its Chief Operating Officer as defendants. The complaint, Scott Schlesinger v. The Spectranetics Corporation, et al, alleged wrongful termination, breach of contract and promissory estoppel, among other claims, and includes allegations similar in nature to the matters the Company believes are being investigated by the FDA and ICE, as discussed above. The complaint sought an unspecified amount of damages. The Company filed its response to the complaint on September 19, 2008.
On October 29, 2008, the Company was notified that the spouse of the plaintiff in Schlesinger filed a claim with OSHA in Denver, Colorado alleging discriminatory employment practices against the Company in violation of federal law. In addition, on November 12, 2008, she filed a Complaint with the Colorado Division of Civil Rights alleging marital discrimination.
On May 29, 2009, the Company and the other named defendants entered into a Confidential Settlement Agreement and General Release (the “Agreement”) with the plaintiff in Scott Schlesinger v. The Spectranetics Corporation, et al, which became effective on June 5, 2009. The Agreement also addresses the claims filed by the spouse of the plaintiff in Schlesinger. In return for a release of all claims, the Company paid an undisclosed sum within the policy limits of its insurance in settlement of all claims, attorneys fees and costs of both plaintiffs. The above-referenced lawsuit has been dismissed with prejudice and the charges of the spouse have been withdrawn. Neither the Agreement nor the payment of any consideration thereunder constitutes an admission by the Company or any other person of any wrongdoing or violation of any law.
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against us in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of our Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $500,000 in royalties and $110,261 in prejudgment interest, along with an order of post-judgment interest at the rate of 4.16% per annum. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal were exhausted in March 2009. In February 2009, the Company paid $0.6 million to Dr. Rentrop in satisfaction of the judgment and commenced an effort to negotiate a license that reflects the value of his patent claims. The Court retains jurisdiction over this matter particularly with respect to Dr. Rentrop’s claims for post-judgment royalties and other damages, which claims are disputed by the Company.

Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. On July 1, 2009, the Court issued a ruling in favor of Cardiomedica for an amount equal to $0.6 million, which includes a judgment for lost profits, interest thereon, and certain costs assessed by the Court related to the proceedings. Such amount was included in accrued liabilities at June 30, 2009 and was paid in July 2009.
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
The Company is considering its options in light of the Court of Appeal’s decision at the appropriate levels in the Dutch courts. The Company intends to continue to vigorously defend itself in this matter.
Other
The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on our business.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2008 Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on June 10, 2009.
(1)	The following directors were elected for a three-year term to expire at the Company’s Annual Meeting of Shareholders in 2011.

	For	Withheld
David G. Blackburn	27,506,389	662,583
R. John Fletcher	26,449,910	1,719,062
Craig M. Walker M.D.	26,288,918	1,880,054
Anne Melissa Dowling, Emile J. Geisenheimer, William C. Jennings, and Joseph M. Ruggio, M.D. continued their terms of office as directors after the meeting. Martin T. Hart retired from the board of directors effective June 10, 2009.
(2)	The Amended and Restated Certificate of Incorporation of the Company was approved:

In favor:	27,639,181
Against:	450,950
Abstain:	78,841
(3)	An Amendment to The Spectranetics Corporation 2006 Incentive Award Plan was approved:

In favor:	14,256,048
Against:	2,968,407
Abstain:	51,269
Broker non-votes	10,893,248
(4)	The appointment of Ehrhardt Keefe Steiner & Hottman PC as our registered public accounting firm for the current fiscal year was ratified:

In favor:	27,987,106
Against:	81,418
Abstain:	100,448

Item 6.	Exhibits

3.1
The Spectranetics Corporation Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 10.2 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 16, 2009).

10.1
Sixth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of The Spectranetics Corporation’s Current Report on Form 8-K filed on June 16, 2009).

10.2
Development and Regulatory Services Agreement Amendment dated as of June 22, 2009, between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit).

10.3	Settlement Agreement and General Release between Mike Voss and The Spectranetics Corporation effective as of July 1, 2009.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation (Registrant)
August 10, 2009	/s/ Emile J. Geisenheimer
Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

August 10, 2009	/s/ Guy A. Childs
Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.2
Development and Regulatory Services Agreement Amendment dated as of June 22, 2009, between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit).

10.3	Settlement Agreement and General Release between Mike Voss and The Spectranetics Corporation effective as of July 1, 2009.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.