Form 10-Q
period 2009-09-30
SPECTRANETICS CORP
filed 2009-11-06
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12(b)-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2009 there were 33,051,217 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements
THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,004	$16,113
Restricted cash	717	1,350
Investment securities available for sale	294	4,365
Accounts receivable, less allowance for doubtful accounts and sales returns of $924 and $754, respectively	15,752	15,555
Inventories, net	9,259	8,053
Deferred income taxes, net	1,242	888
Prepaid expenses and other current assets	2,478	2,034

Total current assets	47,746	48,358
Property and equipment, net	32,161	32,345
Long-term investment securities available for sale	15,020	15,570
Long-term deferred income taxes, net	5,410	5,597
Goodwill	5,569	4,292
Other intangible assets, net	660	898
Other assets	62	36

Total assets	$106,628	$107,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,703	$1,152
Accrued liabilities	13,227	12,009
Deferred revenue	2,316	2,529

Total current liabilities	18,246	15,690
Accrued liabilities, net of current portion	587	422

Total liabilities	18,833	16,112

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 32,873,159 and 32,036,900 shares, respectively	33	32
Additional paid-in capital	167,819	163,651
Accumulated other comprehensive loss	(1,882)	(2,155)
Accumulated deficit	(78,175)	(70,544)

Total shareholders’ equity	87,795	90,984

Total liabilities and shareholders’ equity	$106,628	$107,096

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$28,841	$26,836	$85,176	$77,365
Cost of revenue	7,951	7,617	24,497	21,820

Gross profit	20,890	19,219	60,679	55,545

Operating expenses:
Selling, general and administrative	16,706	15,135	52,089	46,126
Research, development and other technology	3,637	3,346	10,973	10,046
Purchased in-process research and development	—	—	—	3,849
Federal investigation costs	602	422	2,957	422
Provision for costs related to litigation	1,090	—	1,090	—
Discontinuation costs—Safe-Cross® product line	1,075	—	1,075	—
Employee termination and lease abandonment costs	366	—	536	—

Total operating expenses	23,476	18,903	68,720	60,443

Operating (loss) income	(2,586)	316	(8,041)	(4,898)
Other income (expense):
Interest income, net	94	307	345	1,417
Other, net	—	(8)	(37)	(45)

Total other income (expense)	94	299	308	1,372

(Loss) income before income taxes	(2,492)	615	(7,733)	(3,526)
Income tax (expense) benefit	—	(432)	102	663

Net (loss) income	$(2,492)	$183	$(7,631)	$(2,863)

(Loss) earnings per share:
Net (loss) income per share — basic	$(0.08)	$0.01	$(0.24)	$(0.09)

Net (loss) income per share — diluted	$(0.08)	$0.01	$(0.24)	$(0.09)

Weighted average common shares outstanding —
Basic	32,662,566	31,970,099	32,345,484	31,765,217

Diluted	32,662,566	33,742,221	32,345,484	31,765,217

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(7,631)	$(2,863)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,357	5,299
Stock-based compensation expense	2,203	2,273
In-process research and development	—	3,849
Provision for excess and obsolete inventories	290	87
Discontinuation costs—Safe-Cross product line, non-cash portion	750	—
Deferred income taxes	(167)	(760)
Net change in operating assets and liabilities	(3,712)	(4,427)

Net cash (used in) provided by operating activities	(910)	3,458

Cash flows from investing activities:
Proceeds from maturity of investment securities	4,600	12,935
Purchases of investment securities	—	(18,300)
Capital expenditures	(2,790)	(3,901)
Purchase of certain Kensey Nash assets	—	(10,561)
Additional purchase price — Kensey Nash milestone payments	(1,500)	—
Purchase of intangible assets	(205)	—
Decrease in restricted cash	633	—

Net cash provided by (used in) investing activities	738	(19,827)

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,966	2,904

Net cash provided by financing activities	1,966	2,904

Effect of exchange rate changes on cash	97	(438)

Net increase (decrease) in cash and cash equivalents	1,891	(13,903)
Cash and cash equivalents at beginning of period	16,113	36,657

Cash and cash equivalents at end of period	$18,004	$22,754

Supplemental disclosures of cash flow information
Cash paid for taxes	$115	$361

Supplemental disclosure of non-cash investing and financing activities:
Transfer of goodwill to property and equipment	$223	$—

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
The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with its proprietary excimer laser system, the CVX-300®. As of September 30, 2009, 889 Spectranetics laser systems were placed in hospitals worldwide. The Company’s single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. The Company’s Vascular Intervention business unit includes a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. The Company also markets aspiration and thrombectomy catheters for the removal of thrombus and support catheters to facilitate crossing of coronary and peripheral arterial blockages. The Company’s Lead Management business unit includes excimer laser sheaths and cardiac lead management accessories for the removal of problematic pacemaker and defibrillator cardiac leads.
The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of the Company’s investments in auction rate securities; the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued royalty expenses; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.
The Company’s management has evaluated events subsequent to September 30, 2009 through November 6, 2009, which is the issuance date of this report. There has been no material event noted in this period which would impact the results reflected in this report.
The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2 — NEW ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to the effective date.
In April 2008, the FASB issued new accounting guidance related to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. The Company adopted this guidance as of January 1, 2009, and it did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued new accounting guidance related to fair value measurements, the recognition of other-than-temporary impairments, and interim disclosures about the fair values of financial instruments. This provides additional guidance in fair value measurements in markets which are not active, and in determining whether impairments in debt securities are other-than-temporary. It also requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance and its disclosure requirements in the second quarter of 2009, and it had no material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events. The Company adopted this guidance in the second quarter of 2009 and its adoption did not impact the Company’s consolidated financial statements.
In June 2009, the FASB established the FASB Accounting Standards Codification™ (ASC or Codification), officially released on July 1, 2009, as the sole source of authoritative generally accepted accounting principles used by nongovernmental entities in the preparation of financial statements. The Codification is meant to simplify the authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in italics relate to Codification Topics and Subtopics and their descriptive titles.
In October 2009, an update was made to Revenue Recognition — Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011, and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2011.
Other Accounting Standards Updates not effective until after September 30, 2009 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3 — INVESTMENT SECURITIES
Investment securities consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Current investments:
Government agency note	$—	$3,019
Certificates of deposit	294	1,346

Total current investments	$294	$4,365
Non-current investments:
Auction rate securities	$15,020	$15,570

Total investment securities	$15,314	$19,935

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the valuation of investments using a three tiered approach in the valuation of investments. Fair value measurement must be classified and disclosed in one of the following three categories:
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
The following table represents the fair value measurement of the Company’s investments using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in		Significant
	Balance at	Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Auction Rate Securities	$15,020	$—	$—	$15,020
Certificates of Deposit	294	294	—	—

Total	$15,314	$294	$—	$15,020

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities.
The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). At September 30, 2009, the Company held $17.15 million of principal invested in ARS, $14.2 million of which have AAA credit ratings and $2.95 million of which have A3 credit ratings. ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of this lack of liquidity, the balance of the Company’s auction rate securities continues to be classified as a long-term asset at September 30, 2009.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2009, the Company has adjusted the $17.15 million par value of its ARS to their estimated fair market value of $15.0 million, and the $2.1 million temporary unrealized loss, of which $1.3 million was recorded in the third quarter of 2008 and $0.8 million was recorded in the fourth quarter of 2008, is reported in accumulated other comprehensive loss within total stockholders’ equity. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the global financial crisis and the continued failure of auctions of these securities since February 2008. The Company recorded the loss as a temporary impairment because management does not currently intend to sell the securities and believes that it is more likely than not that it will hold the securities until the Company is able to recover their full par value. No further reduction of fair value was deemed to have occurred in the first nine months of 2009.
The fair value of the Company’s ARS at September 30, 2009 is based on pricing models prepared by an independent consultant and is classified as a Level 3 pricing category. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 4.1% to 6.0%. In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond. In the Company’s view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company’s ARS portfolio (through the FFELP program). The Company utilized forecasts for the 3-month LIBOR based on the weighted average of the Bloomberg Analyst Forecasts, then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.
The estimated liquidation dates used in the valuation analysis ranged from 5 to 7 years. At December 31, 2008, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million. The Company recorded no change to the estimated fair value of its ARS in the first nine months of 2009. The Company believes that its current valuation of $15.0 million is a reasonable measure of fair value of the securities.
To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. To date, the Company has also received redemptions totaling $0.8 million of one of the issues of these securities, $0.5 million of which was received in the first nine months of 2009, all at par. The Company also received a $50,000 redemption of a second security, at par, in the third quarter of 2009. While the auction failures limit the Company’s ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any further rating downgrades on any investments in the portfolio, including the Company’s ARS, the market value of the Company’s investment portfolio may decline further, which management may determine is an other-than-temporary impairment. This could result in a recognized loss and could negatively affect the Company’s financial position, results of operations and liquidity.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Auction Rate Securities
Beginning balance at January 1, 2009	$15,570
Transfers in to Level 3	—
Total realized/unrealized losses
Included in earnings	—
Included in comprehensive loss	—
Redemptions (at par)	(550)

Ending balance at September 30, 2009	$15,020

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. All unrealized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other comprehensive loss, as such unrealized losses are deemed by the Company to be temporary.
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Auction rate securities	$—	$—	$15,020	$2,130

Total	$—	$—	$15,020	$2,130

At September 30, 2009 and at December 31, 2008, the Company’s accumulated unrealized loss on investment securities totaled $2.1 million. For the nine months ended September 30, 2009 and 2008, unrealized losses of $21,000 (related to non-ARS investments) and $1.3 million (related to ARS investments), respectively, were included in other comprehensive loss.
NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS
Inventories
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$2,766	$2,554
Work in process	2,024	2,813
Finished goods	4,939	2,919
Inventory reserve	(470)	(233)

	$9,259	$8,053

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Equipment held for rental or loan	$32,039	$29,447
Manufacturing equipment and computers	17,750	15,581
Leasehold improvements	4,253	4,085
Furniture and fixtures	1,510	1,419
Building and improvements	1,264	1,264
Land	270	270
Less: accumulated depreciation and amortization	(24,925)	(19,721)

	$32,161	$32,345

Intangible Assets
The changes in the carrying amount of intangible assets for the nine months ended September 30, 2009 are as follows (in thousands):

		Customer	Accumulated
	Patents	Relationships	amortization	Total
Balance as of January 1, 2009	$4,371	$500	$(3,973)	$898
Amortization	—	—	(215)	(215)
Impairment of patents (see note 5)	(303)	—	81	(222)
Patents acquired during the year	205	—	(6)	199

Balance as of September 30, 2009	$4,273	$500	$(4,113)	$660

Deferred Revenue
Deferred revenue was $2.3 million and $2.5 million at September 30, 2009 and December 31, 2008, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to the Company’s customers during the warranty period after the sale of equipment.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued payroll and employee related expenses	$5,762	$5,518
Accrued royalty expense	1,751	2,008
Accrued litigation-related expenses	1,702	1,538
Accrued sales and value added taxes	704	253
Employee stock purchase plan liability	—	480
Deferred rent	474	390
Accrued expenses related to Safe-Cross discontinuation	325	—
Accrued clinical study expense	234	118
Other accrued expenses	2,862	2,126
Less: long-term portion	(587)	(422)

Accrued liabilities: current portion	$13,227	$12,009

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 — DISCONTINUATION COSTS—SAFE-CROSS® PRODUCT LINE
In the third quarter of 2009, the Company determined that further development and sales of its Safe-Cross® product line should be discontinued. This decision was based primarily on the unsatisfactory results of physician preference testing of the Safe-Cross TLX, a next-generation version of the Safe-Cross system, which was completed during the third quarter of 2009. The Company had acquired the product from Kensey Nash Corporation (KNC) in May 2008, as part of the acquisition of KNC’s endovascular product lines. Safe-Cross is a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise require bypass surgery.
As a result of the decision to discontinue the Safe-Cross product line, the Company identified assets on its balance sheet which had no alternative use and no salvage value and were therefore written off. The Company also identified potential contractual liabilities to KNC which were accrued for as part of the discontinuation decision. All of the assets identified were included in the U.S. Medical segment. The Company recorded a charge of $1.1 million in the third quarter of 2009, included in operating expense, which is summarized as follows (in thousands):

Asset write-downs/impairment charges:
Inventory	$168
Property and equipment	360
Patents	222

Total asset write-downs/impairments	750
Estimated amounts owed KNC and customers	325

Total	$1,075

The Company’s agreements with KNC provide that the Company must reimburse KNC for certain costs they have incurred, primarily for inventory, in light of the Company’s discontinuation decision. The Company’s estimate as of September 30, 2009 as to the amount of this liability, as well as credits to be issued to customers for unused Safe-Cross product they had purchased, is $325,000.
NOTE 6 — STOCK-BASED COMPENSATION
The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through September 30, 2009 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. At September 30, 2009, there were 367,000 shares available for future issuance under these plans. The Company’s policy is to issue new shares upon the exercise of stock options.
In November and December 2008, the compensation committee of the Board of Directors of the Company approved the issuance of 1.8 million stock options to certain of the Company’s officers and employees with an exercise price equal to the market price of the Company’s common stock on the grant date. Of these stock options, 1.4 million are subject to a market condition performance target, which will be achieved if and when the average of the closing market prices of the Company’s common stock equals or exceeds $9.00 per share for a period of ten consecutive trading days. The number of shares authorized under the Company’s stock option plans was insufficient to cover 1.2 million of these stock options, and therefore those options were subject to shareholder approval of the Sixth Amendment (“Sixth Amendment”) to the 2006 Incentive Award Plan (the “Plan”), which was obtained at the Company’s Annual Meeting of Stockholders on June 10, 2009. The Sixth Amendment, among other things, increased by 1.4 million shares the authorized number of shares of common stock issuable under the Plan.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Because the options were subject to shareholder approval of the Sixth Amendment, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval. Once shareholder approval was obtained, the Company began recording compensation cost associated with these options effective June 10, 2009.
Valuation and Expense Information
Stock-based compensation expense recognized for the three months ended September 30, 2009 and 2008 was $814,000 and $754,000, respectively, and for the nine months ended September 30, 2009 and 2008 was $2.2 million and $2.3 million, respectively. This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2008 and 2009, and (3) in 2008, the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation costs for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the nine months ended September 30, 2009 and 2008 was $2.0 million and $2.9 million, respectively.
For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. During the three and nine months ended September 30, 2009, 87,000 and 152,500 options, respectively, were granted and valued using the Black-Scholes pricing model. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and nine months ended September 30, 2009 and 2008, respectively, using the Black-Scholes pricing model:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Expected life (years)	5.95	5.99	5.98	5.97
Risk-free interest rate	2.32%	2.99%	2.14%	2.92%
Expected volatility	74.18%	70.72%	74.37%	60.92%
Expected dividend yield	None	None	None	None
Weighted average grant date fair value of options granted during the period	$3.31	$6.44	$2.82	$5.97
For grants which embody a market condition, the valuation must consider the likelihood that the market condition will be satisfied. Accordingly, a trinomial lattice model was used to estimate the fair value of the Company’s options containing a market condition since a lattice model is designed to accommodate dynamic assumptions of expected volatility and exercise behaviors over the option’s term and the probability of the market condition being satisfied in the future. Compensation cost is recognized over the requisite service period (5.75 years) which is based on the longer of the derived service period (using a lattice model to calculate a range of possible future stock prices for the Company) or the explicit service period. Compensation cost is required to be recognized regardless of when, if ever, the market condition is met.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2009, 1.1 million options were granted and valued using the trinomial lattice model, as they included a market condition. The following is a summary of the significant assumptions (or ranges) used for the stock options valued using a trinomial lattice pricing model:

Nine months ended
September 30,
2009
Vesting period (months) (2)	1 - 120
Risk-free interest rate (2)	0.11% - 3.98%
Expected volatility (1)	54.22% - 135.07%
Expected dividend yield (2)	None
Suboptimal exercise factor (3)	3.28 - 3.61
Probability of market target achievement (3)	42% - 91%
Post-vesting turnover (3)	13.69%
Grant date fair value of options granted during the period	$1.174 - $1.453
The parenthetic notes in the above table represent the following fair value hierarchy for each of the assumptions:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. The expected volatilities which are calculated upon the Company’s trading market prices are Level 1 inputs.

(2)	Level 2 inputs are inputs other than quoted prices that are observable. The vesting period was obtained directly from the option agreement. The current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining vesting period, were used for the risk free rate. The dividend yield assumption is based on the history and expectation of dividends.

(3)	Level 3 inputs are unobservable inputs. Inputs for which any parts are Level 3 inputs are classified as Level 3 in their entirety. The suboptimal exercise behavior accounts for the Company’s best estimate of early exercise of the options. Probability of market target achievement was based on historical trend analysis.
The following table summarizes stock option activity during the nine months ended September 30, 2009:

			Weighted Avg.
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(In Years)	Value
Options outstanding at January 1, 2009	3,951,779	$5.52
Granted	1,346,750	2.81
Exercised	(760,020)	2.64
Canceled	(425,787)	7.11

Options outstanding at September 30, 2009	4,112,722	$5.00	6.51	$10,187,134

Options exercisable at September 30, 2009	2,050,735	$5.97	4.01	$3,924,964

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.41 on September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2009 was 1.2 million. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $1.7 million and $2.7 million, respectively.
The following table summarizes restricted stock award activity during the nine months ended September 30, 2009:

		Weighted Average
	Shares	Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2009	10,000	$10.47
Awarded	50,000	4.15
Vested	(10,000)	10.47
Forfeited	—	—

Awards outstanding at September 30, 2009	50,000	$4.15

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2009 there was $5.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 13.69% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3.1 years.
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
Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2009 and for the nine months ended September 30, 2008, as shares issuable upon the exercise of stock options are anti-dilutive as a result of the net losses incurred for those periods. For the three months ended September 30, 2008, 2.8 million stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.
Due to the Company’s net losses for the three and nine months ended September 30, 2009 and for the nine months ended September 30, 2008, all of the stock options outstanding were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. The weighted average total of options outstanding for the three and nine months ended September 30, 2009 was 4.4 million and 4.1 million, respectively, and for the nine months ended September 30, 2008 was 3.5 million.
A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(2,492)	$183	$(7,631)	$(2,863)

Common shares outstanding:
Historical common shares outstanding at beginning of period	32,354	31,889	32,037	31,417
Weighted average common shares issued	309	81	308	348

Weighted average common shares outstanding — basic	32,663	31,970	32,345	31,765
Effect of dilution — stock options	—	1,772	—	—

Weighted average common shares outstanding — diluted	32,663	33,742	32,345	31,765

Net loss per share — basic	$(0.08)	$0.01	$(0.24)	$(0.09)

Net loss per share —diluted	$(0.08)	$0.01	$(0.24)	$(0.09)

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 — COMPREHENSIVE LOSS
Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities. The difference between net loss and comprehensive loss for each of these periods are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net (loss) income	$(2,492)	$183	$(7,631)	$(2,863)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	207	(514)	294	(328)
Unrealized loss on investment securities	(2)	(1,348)	(21)	(1,254)

Comprehensive loss	$(2,287)	$(1,679)	$(7,358)	$(4,445)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency	Unrealized loss on	Accumulated Other
	translation (loss) gain	investment securities	Comprehensive Loss
Beginning balance, January 1, 2009	$(90)	$(2,065)	$(2,155)
Current period change	294	(21)	273

Ending balance, September 30, 2009	$204	$(2,086)	$(1,882)

NOTE 9 — SEGMENT AND GEOGRAPHIC REPORTING
An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is operating income or loss. The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing a proprietary excimer laser system and disposable products for the treatment of certain coronary and vascular conditions.
The Company has identified two reportable segments within this line of business: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Additional information regarding each reportable segment is shown below.
U. S. Medical
Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser unit (equipment), and the service of the excimer laser unit (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At September 30, 2009, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.
U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2009 and 2008, cost allocations of these functions to International Medical have not been performed.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.3 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $4.2 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.
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
Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$13,343	$12,930	$40,911	$39,087
Lead Management	8,101	6,164	22,105	17,555
Service and other, net of provision for sales returns	1,844	2,079	5,966	5,908
Equipment	1,237	2,013	3,585	4,945

Subtotal	24,525	23,186	72,567	67,495

International Medical:
Disposable products:
Vascular Intervention	2,086	1,503	5,825	3,924
Lead Management	1,738	1,488	4,680	3,805
Service and other, net of provision for sales returns	348	249	900	796
Equipment	144	410	1,204	1,345

Subtotal	4,316	3,650	12,609	9,870

Total revenue	$28,841	$26,836	$85,176	$77,365

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Segment operating (loss) income:
U.S. Medical	$(3,678)	$(464)	$(10,015)	$(6,271)
International Medical	1,092	780	1,974	1,373

Total operating (loss) income	$(2,586)	$316	$(8,041)	$(4,898)

	September 30,	December 31,
	2009	2008
Segment assets:
U.S. Medical	$95,526	$96,314
International Medical	11,102	10,782

Total assets	$106,628	$107,096

In the first nine months of 2009 and 2008, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first nine months of 2009 or 2008.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10 — INCOME TAXES
Under ASC 740-270, Income Taxes—Interim Reporting, the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
The Company currently expects its effective tax benefit rate for 2009 to be significantly lower than statutory rates, as it expects that any deferred tax benefits arising from its pretax loss for 2009 will be substantially offset by an additional valuation allowance based on the Company’s analysis of the realizability of its deferred tax asset. This determination was based primarily on the Company’s forecast of available taxable income in the three taxable years subsequent to 2009. Futhermore, the Company has determined that there is no additional tax benefit to be recorded for any of the unusual or infrequently occurring items recorded in the third quarter of 2009, which include the Safe-Cross discontinuation charge and the provision for costs related to litigation. Therefore, for the three months ended September 30, 2009, the Company recorded no tax benefit related to its loss before taxes of $2.5 million. Based on the Company’s analysis, the Company expects that it is more likely than not that it will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of September 30, 2009.
NOTE 11 — RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2009, the Company paid $30,000 and $86,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company. During the three and nine months ended September 30, 2009, the Company also paid $25,000 and $70,000, respectively, to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
We are from time to time subject to, and are presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. We record a liability in our consolidated financial statements for costs related to claims, settlements and judgments, where we have assessed that a loss is probable and an amount can be reasonably estimated. During the three months ended September 30, 2009, we recorded a provision for litigation costs, related to a previously disclosed ongoing litigation matter, unrelated to the federal investigation, in the amount of $1.1 million. Our significant legal proceedings are discussed below. While it is not possible to predict the outcome for the legal proceedings discussed below, the costs associated with such proceedings could have a material adverse effect on our consolidated results of operations, financial position or cash flows of a future period.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the three and nine months ended September 30, 2009, the Company incurred legal and other costs related to the federal investigation of $0.6 million and $3.0 million, respectively, and for the three and nine months ended September 30, 2008, such costs were $0.4 million.
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

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rentrop
In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of New York (the “New York Court”). The complaint alleges that certain of the Company’s Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $500,000 in royalties and $110,261 in prejudgment interest, along with an order of post-judgment interest at the rate of 4.16% per annum. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling. The Company’s rights of further appeal were exhausted in March 2009. In February 2009, the Company paid $0.6 million to Dr. Rentrop in satisfaction of the judgment and commenced an effort to negotiate a license that reflects the value of his patent claims, which is ongoing. The Court retains jurisdiction over this matter particularly with respect to Dr. Rentrop’s claims for post-judgment royalties and other damages, which claims are disputed by the Company.
Cardiomedica
The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. On July 1, 2009, the Court issued a ruling in favor of Cardiomedica for an amount equal to $0.6 million, which includes a judgment for lost profits, interest thereon, and certain costs assessed by the Court related to the proceedings. Such amount was paid in July 2009.
On September 14, 2009, Cardiomedica appealed the ruling of the District Court, seeking additional damages of $1.4 million euros, consistent with its initial claim for damages at the outset of the lawsuit. The Company intends to vigorously defend itself against this appeal.

THE SPECTRANETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Kenneth Fox
The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch District Court”) by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an earlier interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. The Company has made all such payments. The United States District Court has also twice held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay the Company’s costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt orders. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court’s jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies.
On August 19, 2009, Dr. Fox filed his final statement of rejoinder in the Dutch trial court. The pleadings before the Dutch Court at the trial stage are now complete. Under Dutch procedure, the Court will next set a date for a hearing on the matter. The Company intends to continue to vigorously defend itself in this matter.
Settlement Agreement
In August 2009, the Company reached an agreement with a potential supplier to resolve a commercial contract dispute and paid $350,000, which had been accrued as of June 30, 2009, in conjunction with a Settlement Agreement with the supplier. This matter is now concluded.
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
Corporate Overview
We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures. Our Vascular Intervention business unit includes a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee and within coronary arteries. We also market aspiration and thrombectomy catheters for the removal of thrombus and support catheters to facilitate crossing of coronary and peripheral arterial blockages. Our Lead Management business unit includes excimer laser sheaths and cardiac lead management accessories for the removal of problematic pacemaker and defibrillator cardiac leads.
Although 85% of our revenue was derived in the United States for the nine months ended September 30, 2009, we also have regulatory approval to market our products in two key international markets. In Europe, we have the required approvals to market the products that are approved in the United States. We have also received approval to market certain coronary atherectomy products and certain lead removal products in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. We do not expect significant revenue increases in Japan unless and until reimbursement approval is received from the Japanese Ministry of Health, Labor and Welfare.
In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement and other related contracts (the Agreements) among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat™, ThromCat® and Safe-Cross® product lines for $10.7 million in cash, including acquisition costs of $0.7 million. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. Under the terms of the Agreements, we agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products, and $6 million is payable once cumulative sales of the acquired products reach $20 million. As of September 30, 2009, we have paid $2.5 million of the product development and regulatory milestones. The first milestone payment of $1.0 million, related to the development of a next-generation version of the Safe-Cross RF CTO system, was made in October 2008. The second milestone, related to obtaining CE mark approval for the next-generation ThromCat device, was achieved by KNC in June 2009, which triggered another $1.5 million payment to KNC at that date.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC will manufacture for us the endovascular products acquired by us under the Asset Purchase Agreement, and we will purchase such products exclusively from KNC for specified time periods ranging from six months to three years, which can be extended. During that time, we will pay transfer prices for the products based on KNC’s cost to manufacture such products plus a percentage of the sales of the ThromCat and Safe-Cross products. Additionally, after KNC’s manufacture of the ThromCat products is transferred to us, we will be obligated to pay KNC a share of revenues received from sales of such products. After KNC’s manufacture of the QuickCat product has transferred to us, which is currently expected to take place by December 31, 2009, there will be no obligation to make additional payments to KNC related to future sales of the QuickCat product. Revenue from these products subsequent to the acquisition date are included in our Vascular Intervention disposable products revenue. Additionally, we and KNC also entered into a Development and Regulatory Services Agreement (Development Agreement) pursuant to which KNC has conducted and will continue to conduct work to develop, on our behalf, a next-generation ThromCat product at KNC’s expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain approval from the FDA for the next-generation products.
During the three months ended September 30, 2009, we completed a physician preference testing (PPT) with the objective of having physicians evaluate the performance of the next-generation Safe-Cross product (Safe-Cross TLX). The results of this PPT phase indicated that the improvements included in Safe-Cross TLX did not generate a significant improvement in outcomes, and it became clear that the changes to the product would not drive significant adoption relative to other alternatives. As a result, in the third quarter, we determined that further development and sales of the product should be discontinued. See further discussion of the discontinuation of Safe-Cross in “Results of Operations” and in Note 5 to the condensed consolidated financial statements included in this report.
On September 4, 2008, we were jointly served by the FDA and the Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company’s products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company’s personnel. We are cooperating with the appropriate authorities regarding this matter. See Note 12, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of this and other legal proceedings in which we are involved.
In December 2008, we received clearance from the FDA for the Quick-Cross® Extreme® product line, which represents an extension of our Quick-Cross support catheters. We launched this product line in December 2008. The FDA clearance followed the receipt of the CE Mark in Europe and approval to market these products in Canada. The Quick-Cross Extreme product line is intended for use to guide and support a guide wire during access of the vasculature, allow for wire exchanges and provide a conduit for the delivery of saline solutions or diagnostic contrast agents. The Quick-Cross Extreme is designed to facilitate the crossing of blockages in the legs and features a braided catheter and an angled tip. The braided catheter jacket improves strength and pushability while the angled tip allows for quicker access into branched anatomy. This was an extension of the previous Quick-Cross product line and is available for 0.035” guide wire compatibility in 65 cm, 90 cm, 135 cm, and 150 cm lengths.
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
In July 2009, we received clearance from the FDA to market the Turbo-Tandem™, a single-use, disposable device indicated for atherectomy of infrainguinal arteries. CE mark approval was also received in July for marketing within the European Union. The Turbo-Tandem System is comprised of two integrated devices, a 7 French laser guide catheter in combination with a 2.0 mm excimer laser ablation catheter. The Turbo-Tandem is designed to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel. We initiated a limited market release in the third quarter of 2009 and we currently expect to begin commercial launch of the Turbo-Tandem throughout the United States and Europe in the first quarter of 2010.
In September 2009, we filed a 510(k) application with the FDA seeking clearance for the treatment of in-stent restenosis (ISR) in the legs with our commercially available peripheral atherectomy products. ISR is caused by the re-growth of tissue within the stent, known as neointimal hyperplasia, which can lead to blockages in the affected leg artery. The 510(k) application makes reference to the results of bench testing associated with the interaction of laser and nitinol stents. This testing shows that stents subjected to extensive fatigue testing following laser interaction had no fatigue-related failures. The submission also includes reference to clinical data supporting the safety and efficacy of excimer laser treatment in coronary artery ISR and an analysis of interim data from the peripheral artery ISR study, PATENT, which is ongoing in Germany.
Results of Operations
Financial Results by Geographical Segment
Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico.

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2009		2008		2009		2008
Revenue
United States	$24,525	85%	$23,186	86%	$72,567	85%	$67,495	87%
International	4,316	15	3,650	14	12,609	15	9,870	13

Total revenue	$28,841	100%	$26,836	100%	$85,176	100%	$77,365	100%

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Net (loss) income
United States	$(3,350)	$(466)	$(9,327)	$(3,944)
International	858	649	1,696	1,081

Total net (loss) income	$(2,492)	$183	$(7,631)	$(2,863)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Selected Consolidated Statements of Operations Data
The following table presents Consolidated Statements of Operations data for the three months ended September 30, 2009 and September 30, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

	For the three months ended September 30,
(in thousands, except for percentages		% of		% of	$ change	% change
and laser placements)	2009	rev (1)	2008	rev (1)	2009-2008	2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$15,429	53%	$14,433	53%	$996	7%
Lead management	9,839	34	7,652	29	2,187	29

Total disposable products revenue	25,268	87	22,085	82	3,183	14

Service and other revenue	2,192	8	2,328	9	(136)	(6)

Laser revenue:
Equipment sales	150	1	1,408	5	(1,258)	(89)
Rental fees	1,231	4	1,015	4	216	21

Total laser revenue	1,381	5	2,423	9	(1,042)	(43)

Total revenue	28,841	100	26,836	100	2,005	7

Gross profit	20,890	72	19,219	72	1,671	9

Operating expenses
Selling, general and administrative	16,706	58	15,135	56	1,571	10
Research, development and other technology	3,637	13	3,346	12	291	9
Federal investigation costs	602	2	422	2	180	43
Provision for costs related to litigation	1,090	4	—	—	1,090	—
Discontinuation costs—Safe-Cross product line	1,075	4	—	—	1,075	—
Employee termination and lease abandonment costs	366	1	—	—	366	—

Total operating expenses	23,476	81	18,903	70	4,573	24

Operating (loss) income	(2,586)	(9)	316	1	(2,902)	(918)

Other income (expense)
Interest income, net	94	—	307	1	(213)	(69)
Other, net	—	—	(8)	—	8	(100)

(Loss) income before income taxes	(2,492)	(9)	615	2	(3,107)	(505)
Income tax expense	—	—	(432)	(2)	432	(100)

Net (loss) income	$(2,492)	(9)%	$183	1%	$(2,675)	(1,462)%

(1)	Percentage amounts may not add due to rounding.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Revenue for the three months ended September 30, 2009 was $28.8 million, a 7% increase as compared to $26.8 million for the quarter ended September 30, 2008. This increase is mainly attributable to a 14% increase in disposable products revenue, which consists of single-use catheter products, partially offset by a 43% decline in laser revenue. Our product mix changed slightly year-over-year, with 87% of revenue coming from disposables in the third quarter of 2009 compared with 82% from disposables in the third quarter of 2008. Service and other revenue represented 8% of total revenue in the third quarter of 2009 as compared to 9% of revenue in the third quarter of 2008. Revenue from laser sales and rentals decreased to 5% of total revenue in the third quarter of 2009 from 9% of total revenue in the third quarter of 2008.
We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM). For the 2009 third quarter, our VI revenue totaled $15.4 million (61% of our disposable products revenue) and our LM revenue totaled $9.8 million (39% of our disposable products revenue). For the 2008 third quarter, our VI revenue totaled $14.4 million (65% of our disposable products revenue) and our LM revenue totaled $7.7 million (35% of our disposable products revenue).
VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 7% in the third quarter of 2009 as compared with the third quarter of 2008. The increased VI revenue is due primarily to unit volume increases. Approximately one-third of the increase was due to price increases implemented at the beginning of 2009. VI sales include three product categories — atherectomy, which decreased 3%; crossing solutions, which increased 23%; and thrombectomy, which increased 26%, all compared with the third quarter of 2008. We believe the decrease in atherectomy product sales is primarily due to the competitive environment in peripheral atherectomy procedures.
LM revenue grew 29% for the three months ended September 30, 2009 as compared with the 2008 third quarter. We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the recently concluded LExICon registry, (2) favorable market dynamics due to recently expanded guidelines set forth by the HRS for lead extractions, and (3) our expanded sales organization, which was initially established in 2008. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser revenue was $1.4 million and $2.4 million for the three months ended September 30, 2009 and 2008, respectively. Equipment revenue, which is included in laser revenue, decreased 89% from the third quarter of 2008. We sold one laser unit in the third quarter of 2009 as compared to eleven laser units (ten from inventory, one rental conversion) in the same period of the prior year, as hospital capital spending has been curtailed in the current economic environment. Rental revenue increased 21% during the third quarter of 2009 as compared to the prior year period. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 377 at September 30, 2008 to 406 at September 30, 2009. Service and other revenue declined 6% at $2.2 million in the third quarter of 2009 compared to $2.3 million in the third quarter of 2008. The decline in service revenue was due primarily to the pressures of the current economic environment and the lower sales of laser units period over period.
We placed 30 laser systems with new customers during the quarter ended September 30, 2009 compared with 38 during the third quarter of last year. Of those new laser placements, 17 laser systems were transfers from the existing installed base during the third quarter of 2009 compared with 13 transfers during the third quarter of 2008. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with very low utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated. This brings our worldwide installed base of laser systems to 889 (693 in the U.S.) at September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
On a geographic basis, revenue in the United States was $24.5 million during the quarter ended September 30, 2009, an increase of 6% from the prior year third quarter. International revenue totaled $4.3 million, an increase of 18% from the third quarter of 2008. The increase in international revenue was led by an increase in sales of atherectomy products, which increased 70% year-over-year; an increase in sales of thrombectomy products acquired in May 2008, which increased to $0.9 million in the third quarter of 2009 from $0.7 million in the third quarter of 2008; and a 17% increase in lead management product sales.
Gross margin for the third quarter of 2009 was 72.4%, up slightly from 71.6% in the third quarter of 2008. The increase in gross margin was primarily due to favorable product mix, with the percentage of higher margin disposable products at 87% of total revenue in the third quarter of 2009 compared to 82% of total revenue in the third quarter of 2008. However, this improvement was partially offset by lower laser margins than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared to the year-ago period. In addition, with our focus on redeploying underutilized laser systems as discussed above, we are manufacturing fewer new laser systems, which has resulted in a higher unit cost for each laser.
Operating expenses
Operating expenses of $23.5 million in the third quarter of 2009 increased by 24% from $18.9 million in the third quarter of 2008. Operating expenses for the third quarter of 2009 include a number of items, which are separately disclosed components within operating expenses in our statement of operations, for which there was no corresponding expense in the third quarter of 2008. In the third quarter of 2009, these items and the federal investigation costs totaled $3.1 million, compared to $0.4 million in the third quarter of 2008, and they are further described below. In addition, selling, general and administrative expenses increased by 10%, and research, development and other technology increased by 9% as compared to the year ago period.
Selling, general and administrative. The 10% increase in selling, general and administrative expenses compared to the year ago quarter was primarily due to:
(1) Marketing and selling expenses increased approximately 11% or $1.3 million, to $12.9 million in the third quarter of 2009 from $11.6 million in the third quarter of 2008, primarily as a result of the following:
•	Increased personnel-related costs of approximately $0.4 million associated with the staffing of additional employees within our U.S. field sales organization in the third quarter of 2009 as compared with the same period of the prior year. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $0.9 million, which is mainly due to the increase in revenues and additional employees.
•	Approximately $0.2 million in increased sales headcount within our international operations.
•	The above increases were partially offset by a decrease of $0.2 million in marketing and training activities, with fewer conventions and trainings attended in the third quarter of 2009 as compared to the third quarter of 2008, primarily due to the timing of product launches.
(2) General and administrative expenses, excluding costs related to the federal investigation, increased approximately 9% or $0.3 million, to $3.8 million in the third quarter of 2009 from $3.5 million in the third quarter of 2008, primarily related to costs associated with enhancing our regulatory compliance programs and resources, reflecting our commitment to high standards of regulatory compliance.
Research and development. Research, development and other technology expenses of $3.6 million for the third quarter of 2009 increased 9% compared with the third quarter of 2008. Costs included within research, development and other technology expenses are product costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:
•	Personnel-related costs increased $0.2 million due to increased headcount in the third quarter of 2009 compared with the third quarter of 2008.
•	Clinical studies expenses decreased approximately $0.3 million in the third quarter of 2009 as compared to the prior year quarter, due in part to having fewer clinical studies ongoing in 2009 as compared to the prior year.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
•	Product development costs increased $0.3 million compared to the third quarter of 2008 related to the Turbo-Tandem and other development projects.
•	Royalty expenses increased by approximately $0.1 million due to higher sales of products incorporating technology that we license.
Federal investigation costs. Legal and other expenses related to the federal investigation which began in September 2008 were $0.6 million in the third quarter of 2009 compared to $0.4 million in the third quarter of 2008. In the first and second quarters of 2009, federal investigation costs were $1.4 million and $1.0 million, respectively. Since the investigation began, we have incurred a total of $5.4 million in legal and other expenses related to the federal investigation.
Provision for costs related to litigation. The $1.1 million included in the line item, “Provision for costs related to litigation,” represent a provision for costs related to a previously disclosed ongoing litigation matter, which is unrelated to the federal investigation.
Discontinuation costs—Safe-Cross product line. In the third quarter of 2009, we decided to discontinue the marketing and sales of the Safe-Cross product line, which was acquired from KNC in May 2008. The $1.1 million charge includes a patent impairment charge in the amount of $0.2 million, impairment of long-lived assets in the amount of $0.4 million, inventory write-offs of $0.2 million and an amount in consideration of estimated remaining obligations to KNC and customers of $0.3 million. See further discussion of the discontinuation costs in Note 5 to the condensed consolidated financial statements included with this report.
Employee termination and lease abandonment costs. In the second and third quarters of 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $240,000 for the three months ended September 30, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $126,000 for a portion of a leased facility that is no longer being utilized.
Interest income. Interest income decreased 69% to $0.1 million in the third quarter of 2009 from $0.3 million in the third quarter of 2008. The decrease in interest income in 2009 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.
Pre-tax (loss) income. Pre-tax loss for the three months ended September 30, 2009 was $2.5 million, compared with pre-tax income of $0.6 million for the three months ended September 30, 2008. The current period results included $3.1 million of special items as described above. The prior year third quarter results included $0.4 million of legal and other expenses related to the federal investigation.
Income taxes. In accordance with US GAAP, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
We expect our effective tax rate for 2009 to be significantly lower than statutory rates, as we expect that any deferred tax benefits arising from our pretax loss for 2009 will be substantially offset by an additional valuation allowance based on our analysis of the realizability of our deferred tax asset. This determination was based primarily on our forecast of available taxable income in the three taxable years subsequent to 2009. Futhermore, we have determined that there is no additional tax benefit to be recorded for any of the unusual or infrequently occurring items recorded in the third quarter of 2009, as described above. Therefore, for the three months ended September 30, 2009, we recorded no tax benefit related to our loss before taxes of $2.5 million. Based on our analysis, we expect that it is more likely than not that we will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of September 30, 2009.
Net (loss) income. We recorded a net loss for the three months ended September 30, 2009 of $2.5 million, or ($0.08) per share, compared with net income of $183,000, or $0.01 per share, in the three months ended September 30, 2008.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the three months ended September 30, 2009 as compared with the prior year period caused a decrease in consolidated revenue of $0.3 million and a decrease in consolidated operating expenses of $0.1 million.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Selected Consolidated Statements of Operations Data
The following table presents Consolidated Statements of Operations data for the nine months ended September 30, 2009 and September 30, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

	For the nine months ended September 30,
(in thousands, except for percentages		% of		% of	$ change	% change
and laser placements)	2009	rev (1)	2008	rev (1)	2009-2008	2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$46,736	55%	$43,011	55%	$3,725	9%
Lead management	26,785	31	21,360	28	5,425	25

Total disposable products revenue	73,521	86	64,371	83	9,150	14

Service and other revenue	6,866	8	6,704	9	162	2

Laser revenue:
Equipment sales	1,345	2	3,246	4	(1,901)	(59)
Rental fees	3,444	4	3,044	4	400	13

Total laser revenue	4,789	6	6,290	8	(1,501)	(24)

Total revenue	85,176	100	77,365	100	7,811	10

Gross profit	60,679	71	55,545	72	5,134	9

Operating expenses
Selling, general and administrative	52,089	61	46,126	60	5,963	13
Research, development and other technology	10,973	13	10,046	13	927	9
Purchased in-process research and development	—	—	3,849	5	(3,849)	100
Federal investigation costs	2,957	3	422	1	2,535	601
Provision for costs related to litigation	1,090	1	—	—	1,090	—
Discontinuation costs—Safe-Cross product line	1,075	1	—	—	1,075	—
Employee termination and lease abandonment costs	536	1	—	—	536	—

Total operating expenses	68,720	81	60,443	78	8,277	14

Operating loss	(8,041)	(9)	(4,898)	(6)	(3,143)	64

Other income (expense)
Interest income, net	345	—	1,417	2	(1,072)	(76)
Other, net	(37)	—	(45)	—	8	(18)

Loss before income taxes	(7,733)	(9)	(3,526)	(5)	(4,207)	119
Income tax benefit	102	—	663	1	(561)	(85)

Net loss	$(7,631)	(9)%	$(2,863)	(4)%	$(4,768)	167%

(1)	Percentage amounts may not add due to rounding.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Revenue for the nine months ended September 30, 2009 was $85.2 million, a 10% increase as compared to $77.4 million for the first nine months of 2008. This increase is attributable to a 14% increase in disposable products revenue, which consists of single-use catheter products, and a 2% increase in service and other revenue, partially offset by a 24% decrease in laser revenue. Our product mix changed slightly year-over-year, with 86% of revenue coming from disposables in the first nine months of 2009 compared with 83% from disposables in the first nine months of 2008. Service and other revenue represented 8% of total revenue in the first nine months of 2009 as compared to 9% of revenue in the first nine months of 2008. Revenue from laser sales and rentals decreased to 6% of total revenue in the first nine months of 2009 from 8% of total revenue in the first nine months of 2008.
We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM). For the nine months ended September 30, 2009, our VI revenue totaled $46.7 million (64% of our disposable products revenue) and our LM revenue totaled $26.8 million (36% of our disposable products revenue). For the first nine months of 2008, our VI revenue totaled $43.0 million (67% of our disposable products revenue) and our LM revenue totaled $21.4 million (33% of our disposable products revenue).
VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 9% in the first nine months of 2009 as compared with the first nine months of 2008. The increased VI revenue is due primarily to unit volume increases. Approximately one-third of the increase was due to price increases implemented at the beginning of 2009. VI sales include three product categories — atherectomy, which decreased 10%; crossing solutions, which increased 32%; and thrombectomy, which increased 153%, all compared with the first nine months of 2008. We believe the decrease in atherectomy product sales is primarily due to the competitive environment in peripheral atherectomy procedures. The increase in thrombectomy was primarily due to post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation in May 2008, which totaled $4.5 million in the first nine months of 2009 compared to $1.8 million from May 31 to September 30, 2008.
LM revenue grew 25% for the nine months ended September 30, 2009 as compared with the first nine months of 2008. We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the recently concluded LExICon registry, and (3) favorable market dynamics due to recently expanded guidelines set forth by the HRS for lead extractions. We estimate that the vast majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated lead management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.
Laser revenue was $4.8 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively. Equipment sales revenue, which is included in laser revenue, decreased 59% from the first nine months of 2008. We sold eight laser units in the first nine months of 2009 (seven from inventory, one rental conversion) as compared to twenty-three laser units (nineteen from inventory, four rental conversions) in the same period of the prior year. Rental revenue increased 13% during the first nine months of 2009 as compared to the prior year period. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 377 at September 30, 2008 to 406 at September 30, 2009. Service and other revenue increased 2%, to $6.9 million in the first nine months of 2009 from $6.7 million in the first nine months of 2008, due primarily to our increased installed base of laser systems.
We placed 94 laser systems with new customers during the nine months ended September 30, 2009 compared with 110 during the first nine months of last year. Of those new laser placements, 55 laser systems were transfers from the existing installed base during the first nine months of 2009 compared with 28 transfers during the first nine months of 2008. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with very low utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated. This brings our worldwide installed base of laser systems to 889 (693 in the U.S.) at September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
On a geographic basis, revenue in the United States was $72.6 million during the nine months ended September 30, 2009, an increase of 8% from the comparable period last year. International revenue totaled $12.6 million, an increase of 28% from the first nine months of 2008. The increase in international revenue was led by sales of thrombectomy products acquired in May 2008, which increased to $2.3 million in the first nine months of 2009 from $1.0 million in the period from May to June 2008, as well as an increase in both VI and LM product sales.
Gross margin for the first nine months of 2009 was 71.2%, a decrease of less than one percentage point as compared with 71.8% in the first nine months of 2008. The gross margin decline was due primarily to a less favorable margin mix of product revenues within VI disposable product sales. In the first nine months of 2009 as compared to the first nine months of 2008, we experienced growth in our non-laser disposables, including support catheters and thrombectomy products, which carry lower gross margins than our laser based catheters. Additionally, laser margins were slightly lower than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared to the year-ago period.
Operating expenses
Operating expenses of $68.7 million in the first nine months of 2009 increased 14% from $60.4 million in the first nine months of 2008. Operating expenses for the first nine months of 2009 include a number of items, which are separately disclosed components within operating expenses in our statement of operations, for which there was no corresponding expense in the first nine months of 2008. In the first nine months of 2009, these items and the federal investigation costs totaled $5.7 million, compared to $4.3 million in the first nine months of 2008, and they are further described below. In addition, selling, general and administrative expenses increased by 13%, and research, development and other technology increased by 9% as compared to the year ago period.
Selling, general and administrative. The 13% increase in selling, general and administrative expenses was primarily due to:
(1) Marketing and selling expenses increased approximately 12% or $4.4 million, to $40.1 million in the first nine months of 2009 from $35.7 million in the first nine months of 2008, primarily as a result of the following:
•	Increased personnel-related costs of approximately $1.2 million associated with the staffing of additional employees within our U.S. field sales organization in the first nine months of 2009 as compared with the same period of the prior year. These costs include salaries and related taxes, recruiting, and travel costs.
•	Increased commissions of approximately $2.1 million, which is mainly due to the increase in revenues and additional employees.
•	Approximately $1.0 million in increased sales-related costs for our international operations, due primarily to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe, acquired in May 2008.
(2) General and administrative expenses, excluding costs related to the federal investigation, increased approximately 15% or $1.6 million, to $12.0 million in the first nine months of 2009 from $10.4 million in the first nine months of 2008, primarily related to costs associated with enhancing our regulatory compliance programs and resources, reflecting our commitment to high standards of regulatory compliance.
Research and development. Research, development and other technology expenses of approximately $11.0 million for the first nine months of 2009 increased 9% compared to the first nine months of 2008. Costs included within research, development and other technology expenses are product costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:
•	Personnel-related costs and outside contractor services increased by $0.6 million due primarily to a year-over-year increase in headcount of four employees. These costs include salaries and related taxes, recruiting, and travel costs.
•	Clinical studies expenses decreased approximately $0.7 million in the first nine months of 2009 as compared to the prior year period, due in part to the timing of completion of certain clinical studies.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
•	Product development costs increased by approximately $0.7 million compared to the first nine months of 2008 related to the Turbo-Tandem and other development projects.
•	Royalty expenses increased by approximately $0.3 million due to higher sales of products incorporating technology that we license.
Purchased in-process research and development. Included in the results for the first nine months of 2008 is $3.8 million of in-process research and development expense acquired from KNC as part of the endovascular product line acquisition. The value assigned to acquired in-process technology was determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use. During the remainder of 2008 and the first nine months of 2009, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology.
Federal investigation costs. Legal and other expenses related to the federal investigation which began in September 2008 were approximately $3.0 million in the first nine months of 2009 compared to $0.4 million in the first nine months of 2008. Since the investigation began, we have incurred a total of $5.4 million in legal and other expenses related to the federal investigation.
Provision for costs related to litigation. The $1.1 million included in the line item, “Provision for costs related to litigation,” represent a provision for costs related to a previously disclosed ongoing litigation matter, which is unrelated to the federal investigation.
Discontinuation costs—Safe-Cross product line. In the third quarter of 2009, we decided to discontinue the marketing and sales of the Safe-Cross product line, which was acquired from KNC in May 2008. The $1.1 million charge includes a patent impairment charge in the amount of $0.2 million, impairment of long-lived assets in the amount of $0.4 million, inventory write-offs of $0.2 million and an amount in consideration of estimated remaining obligations to KNC and customers of $0.3 million. See further discussion of the discontinuation costs in Note 5 to the condensed consolidated financial statements included with this report.
Employee termination and lease abandonment costs. In the second and third quarters of 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $410,000 for the nine months ended September 30, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $126,000 for a portion of a leased facility that is no longer being utilized.
Interest income. Interest income decreased 76% to $0.3 million in the first nine months of 2009 from $1.4 million in the first nine months of 2008. The decrease in interest income in 2009 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.
Pre-tax (loss) income. Pre-tax loss for the nine months ended September 30, 2009 was $7.7 million, compared with a pre-tax loss of $3.5 million for the nine months ended September 30, 2008. The current period results included $5.7 million of special items, and the prior year results included $4.3 million of special items, as described above.
Income taxes. In accordance with US GAAP, we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
We expect our effective tax rate for 2009 to be significantly lower than statutory rates, as we expect that any deferred tax benefits arising from our pretax loss for 2009 will be substantially offset by an additional valuation allowance based on our analysis of the realizability of our deferred tax asset. This determination was based primarily on our forecast of available taxable income in the three taxable years subsequent to 2009. Futhermore, we have determined that there is no additional tax benefit to be recorded for any of the unusual or infrequently occurring items recorded in the third quarter of 2009, as described above. For the nine months ended September 30, 2009, we recorded a tax benefit of $0.1 million, which was recorded in the first and second quarters. Based on our analysis, we expect that it is more likely than not that we will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
Net (loss) income. We recorded a net loss for the nine months ended September 30, 2009 of $7.6 million, or ($0.24) per share, compared with a net loss of $2.9 million, or ($0.09) per share, in the nine months ended September 30, 2008.
The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period. Fluctuation in euro currency rates during the nine months ended September 30, 2009 as compared with the prior year period caused a decrease in consolidated revenue of $1.2 million and a decrease in consolidated operating expenses of $0.7 million.
Liquidity and Capital Resources
As of September 30, 2009, we had cash, cash equivalents and current investment securities available for sale of $18.3 million, down $2.2 million from December 31, 2008. The changes are explained below.
As of September 30, 2009, we had long-term investment securities of $15.0 million, a decrease of $0.6 million from $15.6 million at December 31, 2008. Long-term investment securities at September 30, 2009 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid. We received redemptions of $0.6 million on two of the issues of these securities, at par, in the first nine months of 2009.
See further discussion of our ARS in Note 3, “Investment Securities,” to our condensed consolidated financial statements included in this report.
If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further, which we may determine is an other-than-temporary impairment. This would negatively affect our financial position, results of operations and liquidity. Although we currently believe that our cash, cash equivalents and current investment securities balances at September 30, 2009 are sufficient to fund our operations through at least the next twelve months, the outcome of the federal investigation and shareholder and derivative litigation and our obligations to indemnify and advance the legal expenses of our present and former directors, officers and agents are uncertain and may require resources beyond what we have currently available. We cannot provide assurances that debt or equity financing, if needed, would be available on favorable terms, if at all.
Operating Activities. For the nine months ended September 30, 2009, cash used in operating activities totaled $0.9 million. The primary uses of cash were the following:
•	The net loss of $7.6 million, offset by $10.4 million of non-cash expenses, which included $7.4 million of depreciation and amortization, $2.2 million of stock-based compensation expense and $0.8 million of non-cash charges related to the discontinuation of the Safe-cross product line;
•	An increase in equipment held for rental or loan of $4.4 million as a result of expanding placement activity of our laser systems through “Cap-Free”, rental, or evaluation programs;
•	An increase in inventory of approximately $1.5 million, due primarily to a higher number of lasers in finished goods inventory at September 30, 2009 as compared to year-end; and
•	An increase in prepaid expenses and other current assets of $0.5 million, related primarily to prepayments of certain insurance premiums, and a $0.2 million decrease in deferred revenue.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition (Cont’d)
The above uses of cash from operating activities were partially offset by a $2.8 million increase in accounts payable and accrued liabilities.
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

	September 30, 2009	December 31, 2008
Days Sales Outstanding	49	53
Inventory Turns	3.4	3.8
Investing Activities. For the nine months ended September 30, 2009, cash provided by investing activities was $0.7 million, consisting of proceeds from the maturity of investment securities of $4.6 million and a decrease in restricted cash of $0.6 million, offset by capital expenditures of $2.8 million, a milestone payment to Kensey Nash Corporation (KNC) of $1.5 million, and two acquisitions of patents for a total of $0.2 million. The decrease in restricted cash was due to a payment made in the Rentrop case; see Note 12, “Commitments and Contingencies,” of the condensed consolidated financial statements included with this report for more information. The capital expenditures included manufacturing capacity expansion projects as well as additional capital items for research and development projects and additional computer equipment purchases.
Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2009 was $2.0 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options and stock issuance under our employee stock purchase plan.
At September 30, 2009, we had no significant debt or capital lease obligations.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued royalty expenses; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.
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
At September 30, 2009, we had $0.3 million of investment securities available for sale that are classified as “current” on our balance sheet. Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.
We also hold $15.0 million in auction rate securities, classified as long-term on our balance sheet as of September 30, 2009, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation. The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Auction rate securities are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
As of September 30, 2009, the unrealized loss on our auction rate securities was approximately $2.1 million, recorded in 2008, reducing the par value of the securities of $17.1 million to their fair value of $15.0 million. No further reduction of fair value was deemed to have occurred in the first nine months of 2009. At December 31, 2008, we also performed a sensitivity analysis in the valuation of our auction rate securities using an estimated date to liquidation of plus or minus two years and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $14.6 million to $16.2 million.
We will reassess the temporary impairment recorded in 2008 in future reporting periods based on several factors, including continued failure of auctions, failure of investments to be redeemed, deterioration of credit ratings of investments, market risk and other factors. Such a reassessment may result in a conclusion that the investments are other than temporarily impaired, which could result in a charge to our consolidated statement of operations.
Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the three months ended September 30, 2009, approximately $0.3 million of decreased revenue and $0.1 million of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro as compared to the prior year period. Accordingly, the net impact of exchange rate fluctuations on consolidated net loss for the three months ended September 30, 2009 was an increase in net loss of $0.2 million as compared to the prior year.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of the Company’s legal proceedings, please refer to Note 12, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2008 Annual Report on Form 10-K, with the exception of the following additional risk factor:
Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain healthcare reform proposals are adopted in our key markets and other administration and legislative proposals are enacted into law.
Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about healthcare reform. The Obama administration’s fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a number of approaches. In September 2009, Max Baucus, the Chairman of the U.S. Senate Finance Committee, released a draft of the committee’s healthcare reform bill, a bill which included an excise tax on all medical devices, requiring the medical device industry to contribute $4 billion to healthcare reform each year for a period of 10 years. The House of Representatives has also released a bill containing a $20 billion tax on medical devices. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us, or our results of operations. In addition, if the excise tax contained in proposed legislation is enacted into law, our operating results could be materially and adversely affected.

Item 6.	Exhibits

31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

November 6, 2009	/s/ Emile J. Geisenheimer Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

November 6, 2009	/s/ Guy A. Childs Guy A. Childs
Vice President Finance, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Rule 13(a)-14(a)/15d-14(a) Certification.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.