Form 10-K
period 2009-12-31
SPECTRANETICS CORP
filed 2010-03-15
CIK 789132

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2009
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
 Common Stock, $.001 par value
(Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

         The aggregate market value of the voting stock of the Registrant, as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter was $154,594,003, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of March 9, 2010, there were outstanding 33,069,410 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than April 30, 2010, are incorporated by reference into Part III as specified herein.

ii

PART I

        The information set forth in this annual report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (SEC) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "will," "estimate," "expect," "project," "intend," "should," "plan," "believe," "hope," and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth below and include, but are not limited to, the following:

  •
  Certain healthcare reform proposals in our key markets, which, if enacted into law, could significantly and adversely affect our business, financial condition, results of operations and cash flows;

  •
  The highly competitive nature of the markets in which we sell our products, the introduction of competing products and competition with bigger companies with greater financial resources than we have. Specifically, competition is intensifying within the peripheral atherectomy market;

  •
  Regulatory compliance which is expensive and complex; our regulatory compliance program cannot guarantee that we are in compliance with all potentially applicable U.S. federal, state and foreign regulations;

  •
  Compliance with the Corporate Integrity Agreement which requires significant resources and management time and, if we fail to comply, could subject us to penalties or, under certain circumstances, exclude us from government health care programs;

  •
  An adverse outcome from any future inspection by the Food and Drug Administration that could harm our business;

  •
  Current litigation and other legal proceedings that may adversely affect our business;

  •
  Securities class action litigation and shareholder and/or other derivative litigation that is expensive and could divert management's attention from operating our business;

  •
  Continued or worsening adverse conditions in the general domestic and global economic markets and continued volatility and disruption of the credit markets, which, among other things, affects the ability of hospitals and other health care systems to obtain credit and may impede our access to capital;

  •
  Expiration of certain of our patents, exposure to assertions of intellectual property claims, and failure to protect our intellectual property;

  •
  Ability to efficiently relocate our manufacturing operations to our leased facility in north Colorado Springs;

  •
  Market acceptance of excimer laser atherectomy technology, including physician adoption of our products;

  •
  Increased pressure on expense levels resulting from expanded sales, marketing, product development, clinical activities and regulatory compliance;

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

  •
  Illiquidity of our investments in auction rate securities; and

  •
  The risk factors listed from time to time in our filings with the SEC as well as those set forth in Item 1A, "Risk Factors."

        We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

ITEM 1.    Business

General

        Over our 25 year history, we have developed our proprietary excimer laser technology along with other non-laser products that we believe have enabled us to effectively meet the needs of physicians and their patients.

        We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries throughout the world and are used to treat arterial blockages in the heart and legs as well as the removal of problematic pacemaker and defibrillator leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

        We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. Our Vascular Intervention business unit includes:

  •
  a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy);

  •
  aspiration and thrombectomy catheters for the removal of thrombus (thrombus management); and

  •
  support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions).

        Our Lead Management business unit includes excimer laser sheaths, non-laser sheaths and cardiac lead management accessories for the removal of problematic pacemaker and defibrillator cardiac leads.

Vascular Intervention Business

Peripheral Atherectomy

        Peripheral arterial disease (PAD) is characterized by clogged or obstructed arteries in the upper or lower leg. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation. According to a 2009 iData Research Inc. report, an estimated 10 million people in the United States suffer from lower-limb PAD, with more than half of them not showing any symptoms. In addition, those who do show symptoms tend to mistake the symptoms of PAD for another condition. In 2008, over 4 million individuals in the U.S. had symptoms of PAD, such as leg pain and claudication, or pain, cramping and weakness in the leg or hip muscles aggravated by walking, due to the lack of blood flow. However, we estimate that only 580,000 procedures are performed each year to treat PAD. Treatment options include endovascular techniques, such as balloon angioplasty, stenting and atherectomy, or more invasive approaches such as bypass surgery. In addition, we believe there are nearly 100,000 amputations performed each year resulting from PAD. In a recent paper in the New England Society for Vascular Surgery journal, Philip P. Goodney, et al, studied all Medicare claims from the Centers for Medicare and Medicaid Services between 1996 and 2006. The study looked at the trends that have occurred over this time period in lower extremity bypass surgery, endovascular interventions and major amputations. The study found that endovascular interventions grew substantially (from 138 to 455 procedures per 100,000 beneficiaries) while lower extremity bypass surgery decreased by 42%. Major lower extremity amputation declined 29% during this same time period from 263 to 188 per 100,000 Medicare beneficiaries.

        We have a cleared indication by the Food and Drug Administration (FDA) for the treatment of stenoses and occlusions within the arteries of the leg. Because our technology can be utilized to ablate multiple lesion morphologies, including plaque, moderate calcium and thrombus, we believe our system enables physicians to expand the number of minimally invasive procedures they can perform. For example, our system can be used to cross chronic total occlusions (CTO) in the heart or the leg. We believe our 0.9 mm catheters are smaller than any approved balloon angioplasty catheter or any other approved mechanical atherectomy device, which enables the treatment of smaller arteries in the lower leg. In March 2010, we commenced the commercial launch of our Turbo-Tandem™ product, designed to create larger lumens to treat blockages above the knee.

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

Coronary Atherectomy

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

Thrombus Management

        In the thrombus management market, we also offer aspiration and thrombectomy products to address thrombus-laden lesions. According to a 2009 iData Research report, thrombus, or clot, large enough to block blood flow in the coronary, peripheral, and cerebral arteries, is an accumulation and final product of blood coagulation. Thrombosis is a natural response to vascular damage, commonly arising as a result of a lesion in the vessel wall, or atherosclerosis. The thrombus may block the artery at the lesion location and potentially can dislodge and travel further downstream in the arterial system. Depending on the location of the thrombus, disease-initiated arterial complications such as myocardial infarction in the coronaries, stroke in the brain, or acute limb ischemia in the extremities occur. Additionally, medical procedures, such as drug-eluting stent (DES) placement in the arteries or the insertion of arterio-venous Access grafts and native fistulae procedures may create arterial thrombotic events, both acute and chronic.

        Recent positive clinical results were published regarding the use of aspiration catheters in the 2008 TAPAS study. The study indicated a significantly lower risk of mortality and increased coronary muscle reperfusion indicated by angiographic blush grading when an aspiration catheter was used in combination with PCI compared to PCI alone.

        In the United States, our thrombus management revenue consists primarily of the sale of aspiration catheters. According to a 2008 Millennium Research Group report, the aspiration catheter market in the United States was approximately $48.5 million in 2009 with a projected annual growth rate of 14.5%. In the coronaries, the primary usage is to treat an acute myocardial infarct with an aspiration catheter to immediately open the blocked artery. Additionally, our aspiration catheters are used adjunctively during PCIs to decrease the risk of late stent thrombosis.

Crossing Solutions

        Our Crossing Solutions products support guidewires or other devices in facilitating vascular access in the arterial system to enable various types of intervention. Gaining access to the lesion, or fully crossing with the guidewire distal to the lesion, is essential. Without lesion access, the interventional procedure, i.e. atherectomy, balloon dilation, or stent placement, cannot occur. Our products are designed to provide outstanding directional support and force transfer to the guidewire, either columnar straightline strength to progress through an occluded artery or angled support to gain access into difficult branched anatomy, as the physician progresses through the lesion. We believe we are the leader in the support catheter market, which we estimate to be in excess of $30 million annually.

Lead Management Business

        We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacing and defibrillation leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion, and other less common reasons. We also believe that the majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our historical clinical trials indicates that the use of our Spectranetics Laser Sheath (SLS®) resulted in a rate of major complication below 2%, and the recently published Lead Extraction in Contemporary Settings (LExICon) study results show major complications approaching 1%. We believe that the safety profile of laser assisted lead removal is strongly established and the long-term consequences associated with abandoned leads are more significant than generally believed.

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

        We believe, along with many top physicians, that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient's life with their implanted leads. Consistent with this, the Heart Rhythm Society updated their recommendations for lead extraction in 2009 and expanded the detailed list of indications for lead extraction to include several well-defined scenarios involving non-functional leads, functional leads, and venous occlusion, in addition to strengthening recommendations on extraction of infected leads. The ongoing management of the Medtronic Sprint Fidelis lead recall, initially announced in 2007 to affect 265,000 leads worldwide, has elevated physician awareness of the need to employ a comprehensive lead management strategy for the patients, to include appropriate use of laser assisted lead removal.

        In May 2009, we announced initial data from the four-year, retrospective LExICon study, and final results were published in February 2010 in the Journal of the American College of Cardiology. The study examined laser assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS® II Laser Sheath. The study demonstrated a compelling low rate of complication with a 1.4% major adverse event rate and 0.28% mortality rate, which represent a 26% relative reduction and more than 50% relative reduction, respectively, compared to a previous multi-center study evaluating the original SLS laser sheath. Efficacy results were very strong with a 97.7% clinical success rate. We believe this data adds strongly to the clinical evidence supporting the safety of laser-assisted lead removal and will be instrumental in reshaping perceptions around this procedure as a mainstream treatment option for device patients.

Resolution of the Federal Investigation

        On September 4, 2008, the Company was jointly served by the FDA and U.S. Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company's products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company's personnel.

        On December 29, 2009, we announced that we had reached a resolution with the United States Department of Justice (DOJ) and the Office of Inspector General (OIG) of the United States Department of Health and Human Services regarding the federal investigation. We had been cooperating with the investigation since September 4, 2008.

        As part of the resolution, we entered into a civil Settlement Agreement, dated December 22, 2009, with the DOJ and the OIG. Pursuant to the terms of the Settlement Agreement, we settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million, without any admission of wrongdoing by the Company. As part of the Settlement Agreement, we also expressly denied the contentions of the United States, except those specifically included in the Non-Prosecution Agreement, which we entered into on December 28, 2009 with the DOJ. Pursuant to the terms of the Non-Prosecution Agreement, we agreed to a forfeiture of $100,000. The DOJ has agreed not to prosecute the Company in return for compliance with the terms of the Non-Prosecution Agreement. There are no criminal charges against the Company.

        As part of the resolution, we also agreed to enter into a five-year Corporate Integrity Agreement (CIA) with OIG. The CIA acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements.

        The Company remains fully eligible to participate in all federal health care programs.

        The foregoing description of the Non-Prosecution Agreement, the Settlement Agreement and the Corporate Integrity Agreement is not complete and is qualified in its entirety by reference to such agreements that are attached to our Current Report on Form 8-K filed on December 29, 2009. See Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules," for a discussion of this and other legal proceedings in which the Company is involved.

Corporate Information

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

  Peripheral Laser Atherectomy

        The peripheral atherectomy product line consists of a broad selection of proprietary laser catheters that are indicated for above-the-knee and below-the-knee treatments. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy or thrombectomy devices. Our laser catheters are offered in sizes ranging from 0.9 to 2.5 millimeters in diameter and contain up to 250 small, flexible optical fibers mounted within a thin plastic tube. These fibers are coupled to the laser using our intelligent connector, which identifies the catheter type to our CVX-300 laser computer, and automatically controls the calibration cycle and energy output. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion using conventional angioplasty tools, such as guidewires. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the blockage or lesion. Because our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip, it is able to break down the molecular bonds of plaque, moderate calcium and thrombus into particles, the majority of which are smaller than red blood cells, without significant thermal damage to surrounding tissue. The table below highlights our laser ablation products for the treatment of peripheral arterial disease.

Name	Sizes (mm unless otherwise indicated)	Regulatory Clearance	Key Features
Turbo Elite®	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S., European Union (EU), Australia, Canada, Chile, Hong Kong, Israel, Malaysia, Russia, Singapore Thailand, Middle East	80-Hz; "continuous on" lasing and lubricious coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions except for 2.3 and 2.5 (OTW only), which add improved ablation capability, pushability, and trackability.
Turbo-Booster®	7French, 8French	U.S., EU, Australia, Canada, Chile, Hong Kong, Israel, Malaysia, Singapore, Thailand, Middle East
Functions as a laser guiding catheter and used in conjunction with Turbo Elite laser catheter. Turbo-Booster is used to offset the distal end of the laser catheter from the central plane of the vessel lumen allowing for circumferential guidance and positioning of the laser catheter.
Turbo-Tandem™	7French	U.S.
Next generation of Turbo-Booster product; commercial launch commenced in March 2010. Combination of a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. A new cantilever design handle incorporates six advancement positions, a flush port and two release arms.

        Turbo Elite®.    The Turbo Elite catheter was designed specifically for the treatment of PAD in infraninguinal (leg) arteries. It is currently indicated for the treatment of all stenoses and occlusions within the arteries of the leg and has no known contraindications. It is effective in this area due to catheter flexibility and the active ablation area covering a high percentage of the catheter tip. We believe our Turbo Elite catheter technology offers a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile when compared with other atherectomy devices. We believe that our Turbo Elite technology reduces the risk of distal embolization, with proper advancement technique, because our laser can ablate blockages into particles, the majority of which are smaller than red blood cells. Distal embolization occurs when particles dislodged during PCI or atherectomy create a blockage elsewhere in the vasculature.

        The Turbo Elite laser catheters are available in 0.9, 1.4, 1.7, 2.0, 2.3 and 2.5 mm tip diameters and incorporate several advanced features (80-Hz capability, "continuous on" lasing and lubricious coating) for improved pushability, trackability and ablation capability.

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

        Turbo-Tandem™.    On January 27, 2010 we received FDA clearance of our newly redesigned Turbo-Tandem system, which we introduced in March 2010, following completion of an initial market evaluation. The Turbo-Tandem is a unique combination of a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. It was designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. Based upon the design of the current Turbo-Booster, we made some product improvements which included the addition of a handle to facilitate proper positioning of the laser catheter on the ramp; the distal tip was designed to be slightly more stiff; and the ramp angle was increased to allow for further biasing of the laser catheter. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel.

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

Name	Sizes (mm unless otherwise indicated)	Regulatory Clearance	Key Features
ELCA® Laser Ablation Catheter(1)	0.9, 1.4, 1.7, 2.0	U.S., EU, Australia, Canada, Chile, Hong Kong, Israel, Malaysia, Russia, Singapore, Taiwan, Thailand, Middle East	Automatic off feature for patient safety; lubricious coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions (0.9 only), available in concentric or eccentric (1.7 and 2.0 only) laser bundles for larger vessels.

(1)
The ELCA Laser Ablation Catheter was formerly marketed under the brand names CLiRcross and Vitesse.

  Thrombus Management

        We acquired our thrombus management products from the Kensey Nash Corporation in May 2008 (see further discussion of the acquisition below under "Strategic Alliances"). The thrombus management product line consists of three thrombus removal devices intended to remove fresh, soft thrombi and emboli from vessels in the arterial system as well as to address thrombotic occlusions in dialysis grafts and fistulae. In this market, these devices are often used adjunctively with other devices such as balloons and stents. The table below highlights our thrombus management product offerings.

Name	Sizes	Regulatory Clearance	Key Features
QuickCat™ Catheter	6French Guide	U.S., EU, Brazil, Canada, Chile, Hong Kong, India, Israel, Malaysia, Russia, Singapore, Middle East	4.5French crossing profile, hydrophilic coating, varying stiffness catheter for pushability at proximal end and flexibility at distal end.
ThromCat® Thrombus Removal System	6French Sheath	U.S.—AVgrafts. Coronary and infrainguinal (leg) arteries—EU, Chile, Hong Kong, India, Israel, Malaysia, Russia, Singapore, Middle East	5.5French crossing profile, automatic, continuous vacuum, easy set-up, no capital equipment, completely disposable.
ThromCat® XT Thrombus Removal System	6French Sheath	Coronary and infrainguinal (leg) arteries—EU, Chile, Hong Kong, Malaysia, Singapore	5.5French crossing profile, automatic, continuous vacuum, easy set-up, no capital equipment, completely disposable.

        QuickCat™ Catheter:    The QuickCat aspiration catheter was designed for quick deliverability and efficient thrombus removal, primarily in acute coronary cases. It is provided with a 30cc vacuum syringe for thrombus aspiration and a 40 micron filter basket for visualization of debris post-procedure. The

QuickCat catheter is available with a 4.5French crossing profile and a 145cm working length and is compatible with any 6French guide catheter.

        ThromCat® Thrombus Removal System:    The ThromCat System is a mechanical system that can remove heavier burdens or more organized thrombus. It is currently indicated for use in synthetic arterial-venous dialysis grafts and fistulae. The ThromCat System is available with a 5.5French crossing profile and a 150cm working length and is compatible with a 6French sheath.

        ThromCat® XT Thrombus Removal System:    The ThromCat XT System is the next generation of the ThromCat introduced to European markets in June 2009. The ThromCat XT is an improvement to the current ThromCat System with enhanced thrombus removal and several advancements in ease-of-use, including an improved braid-reinforced, kink-resistant catheter jacket and a more robust helix. A mechanical system that can remove heavier burdens or more organized thrombus, the ThromCat XT is indicated for use in thrombus removal in native coronary and infrainguinal arteries, and is available with a 5.5French crossing profile, a 150cm working length and is compatible with a 6French sheath. The ThromCat XT System generates a consistent vacuum pressure at the tip of the catheter to draw thrombus into the extraction ports where it is then macerated by an internal helix. Without further contact with the blood stream, the thrombus is then transported to an external collection bag.

  Crossing Solutions

        Our Crossing Solutions products support guidewires or other devices in facilitating vascular access in the arterial system to enable various types of interventions. All of our crossing catheters offer a low profile distal tip tapering, slick, low-friction outer coating, and three radiopaque markers to aid in assessing lesion geometry. All of the Quick-Cross®, Quick-Cross Select, and Quick-Cross Extreme products are offered in 0.014", 0.018", and 0.035" guidewire compatible sizes with multiple lengths to meet clinical interventional needs. In addition to having a very low crossing profile and precisely matched inner lumen to hug and support the guidewire, the clear shaft helps the physician confirm the correct distal guidewire position.

Name	Sizes	Regulatory Clearance	Vascular System Indication	Key Features
Quick-Cross® Support Catheter	0.014", 0.018", 0.035"	U.S., EU, Argentina, Australia, Brazil, Canada, Chile, Hong Kong, Israel, Malaysia, Russia, Singapore, Taiwan, Thailand, Middle East	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage. Straight tip.
Quick-Cross® Select Support Catheter	0.014", 0.018", 0.035"	U.S., EU, Canada, Chile, Hong Kong, Malaysia, Singapore, Middle East	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial selection of branched anatomy and facilitate crossing of blockage. Angled tip.

Name	Sizes	Regulatory Clearance	Vascular System Indication	Key Features
Quick-Cross® Extreme Support Catheter	0.014", 0.018", 0.035"	U.S., EU, Canada, Chile, Hong Kong, Malaysia, Singapore, Middle East	Peripheral Coronary	Non-laser-based accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage. Straight tip.
Cross-Pilot™ Support Catheter	0.9mm OTW Turbo Elite	U.S., EU, Canada, Chile, Hong Kong, Malaysia, Singapore, Middle East	Peripheral Coronary	Laser accessory product designed to support and assist the 0.9mm OTW Turbo Elite laser catheter in the distal peripheral anatomy. It also allows for directed irrigation to the diseased area.

        Quick-Cross® Support Catheter.    We offer our Quick-Cross support catheters in 0.014", 0.018" and 0.035" models with straight tip configurations. These support catheters are non-laser-based accessory products designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage.

        Quick-Cross® Select Support Catheter.    In December 2009, we introduced the full line of Quick-Cross Select, a braided support catheter offering an angled tip configuration. It provides the feature to torque and direct the tip to select branched anatomy when accessing challenging lesions. Additionally, Quick-Cross Select offers clinicians the reliability of the current Quick-Cross in a braided platform. We introduced the 0.014" and 0.018" models in late 2009. The 0.035" angled version, formerly named Quick-Cross Extreme Angled, is now included in the Quick-Cross Select product line.

        Quick-Cross® Extreme Support Catheter.    In December 2009, we introduced the new Quick-Cross Extreme, a braided support catheter offering straight-tipped configuration only. It provides enhanced pushability when crossing through challenging lesions. Most importantly, Quick-Cross Extreme offers clinicians the reliability of the current Quick-Cross in a braided platform. The Quick-Cross Extreme is available in 0.014", 0.018", and 0.035" models.

        Cross-Pilot™ Support Catheter.    The Cross-Pilot was launched in the first quarter of 2009. It is a braided 0.9mm OTW Turbo Elite support catheter offered in straight and angled configurations. It provides enhanced pushability and torque control when guiding the laser to the diseased area. It enables more direct saline flush and contrast infusion to the distal anatomy.

Lead Management Products

        Our CVX-300 excimer laser system was initially approved by the FDA for lead removal procedures in December 1997, with several subsequent approvals and 510(k) clearances (see the "Government Regulation" section below for an explanation of the 510(k) clearance process) as we expanded our Lead Management product line. This product line currently includes the following:

        Spectranetics Laser Sheath (SLS® II).    We have designed a laser-assisted lead removal device, the Spectranetics Laser Sheath, to be used with our CVX-300 excimer laser system to remove implanted leads with minimal force. The SLS II laser sheath consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead to pass through it as the device slides over the lead and toward the tip in the heart. Following the removal of scar tissue with the laser sheath, the lead is removed from the heart with counter-traction. The SLS II laser sheath uses excimer laser energy focused through the tip of the sheath to facilitate lead removal by ablating through scar tissue surrounding the lead with low-temperature ultraviolet light. We believe that the advantages of this approach include low trauma to the surrounding veins, low occurrence of complication, and both effectiveness and time efficiency that surpasses mechanical methods.

        Lead Locking Device (LLD®).    Our Lead Locking Device product complements our current laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of faulty leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material. The LLD is advanced like a stylet down the innermost lumen of the lead, and then the braided mesh is expanded to grip the entire length of the lead's inner lumen as tension is applied. This traction force is sometimes sufficient to remove the lead, but typically a sheath such as the SLS II is subsequently passed over the LLD and lead to complete the removal process. We believe that other similar stylet devices on the market, which merely grip the lead near the tip, provide less traction stability to support the lead removal process. In March 2005, we received 510(k) clearance from the FDA for the LLD E, an enhanced device that navigates more effectively within tortuous anatomy in the coronary vascular system. In 2008, we introduced a variant of this device, called LLD EZ®. Due to the materials and construction used, these models are more easily visualized under fluoroscopy than our earlier LLD products. Since the LLD line is not laser-based, it can also be used in conjunction with other mechanical sheaths for removal of pacing or defibrillation leads.

        VisiSheath™ Dilator Sheath.    In the fall of 2009, we achieved CE Mark and FDA 510(k) approval to release the new VisiSheath Dilator Sheath product. The VisiSheath Dilator Sheath may be used alone as an independent sheath for dilating tissue surrounding cardiac leads, or as an enhanced outer support sheath in conjunction with compatible inner sheaths such as the SLS II, which currently is provided with a basic Teflon® outer sheath. The VisiSheath device employs unique gold-coated steel marker bands to provide physicians with more than 200 percent better fluoroscopic visibility of the device tip than standard Teflon or polypropylene sheaths. An advanced multi-layer construction and robust tip design deliver high performance for navigating over leads and dilating tissue. To provide options for different clinical scenarios and user preferences, the VisiSheath Dilator Sheath device is offered in nine sizes, comprised of combinations of three different diameters and three different lengths.

Clinical Trials

        We support many of our new product initiatives with clinical studies in order to obtain regulatory approval and provide certain marketing data. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve regulatory clearance and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness, performance and safety of a device, which is the basis for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials. The following is a summary of our key current clinical trial, as well as a description of key historical trials that have concluded or are substantially complete. The trials listed below are intended to represent the significant trials we have commenced and, as such, may not be a complete listing of every trial conducted or underway. Furthermore, we can provide no assurance that each of the trials underway will be completed or that the clinical results of these trials will be favorable.

  Current Vascular Intervention Clinical Trial

        PATENT.    The Photo Ablation Using the Turbo-Booster and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, trial is a prospective, multi-center registry for the evaluation of the safety and performance of Spectranetics CE-marked peripheral atherectomy laser catheters used in conjunction with Turbo-Booster catheters for the treatment of certain patients presenting with in- stent restenosis of nitinol stents implanted within femoropopliteal arteries. We have engaged a third-party clinical research organization (CRO) to conduct this study, in which up to 100 subjects are expected to be enrolled at up to 10 sites in Germany. To date, 60 subjects have been enrolled at five centers.

  Historical Clinical Trials

        The Lead Extraction in Contemporary Settings, or LExICon, trial was an observational, multi-center retrospective data collection study of consecutive laser lead extractions utilizing the lead management SLS® II system, evaluating factors affecting success and complications. In May 2009, we first announced data from the LExICon study. Subsequently, the study was published in the February 9, 2010 issue of the Journal of the American College of Cardiology. The study examined laser assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS II laser sheath. Resulting key data points included: (i) 97.7% clinical success rate, (ii) 96.5% complete lead removal success rate, (iii) 1.4% major adverse event rate—a 26% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath), and (iv) 0.28% procedural mortality rate—more than a 50% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath).

        The CELLO trial was a pivotal IDE clinical trial for our Turbo-Booster catheter in the treatment of larger diameter arteries within the legs. We enrolled 65 patients in the trial at 17 sites in the United States and Europe. The trial included patients with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Three independent core labs analyzed the angiographic, intravascular ultrasound, and duplex ultrasound data from the trial. The primary endpoints of the trial were the achievement of a minimum 20% reduction in the percent diameter stenosis post-laser compared to pre-intervention and major adverse events. The reduction in percent diameter stenosis following the use of the Turbo-Booster was 35% and there were no major adverse events reported through 6 months following the procedure. As a result, the primary endpoints were met. Further, the durability of the procedure was demonstrated through freedom from target lesion revascularization in 77% of the patients through twelve months following enrollment. Significant improvements in all clinical outcomes measured twelve months following the procedure were noted, including Rutherford category, ankle-brachial index and walking impairment. Based on a review of the data, in June 2007, we received clearance from the FDA to market our Turbo-Booster product for the treatment of arterial stenoses and occlusions in the leg. The Turbo-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The Turbo-Booster combined with Turbo Elite laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal arteries. This approval represented a broader indication for use as compared to previous labeling of the existing peripheral laser catheters. The CELLO trial data was published in The Journal of Endovascular Therapy in December 2009.

        The Thrombus Ablation in Acute Myocardial Infarction, or TAAMI, study was a multicenter, prospectively randomized clinical trial conducted at 5 centers in Poland. Up to 200 patients presenting with acute myocardial infarction (AMI), or heart attack, were to be enrolled, and 78 subjects had been enrolled at the five centers through December 2009. Due to the slower than expected enrollment caused by a change in the practice of treating AMI in Poland, enrollment in this study was stopped in 2009 and the study has been closed down.

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

        FDA clearance for use of our CVX-300 excimer laser system for the treatment of CTOs in the leg that are not crossable with a guidewire was based on the LACI trial, which dealt with multi-vessel PAD in patients presenting with critical limb ischemia (CLI) who are not eligible for bypass surgery. The LACI trial enrolled 145 patients at 15 domestic and several European sites. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization, and, as a result, at a higher risk for amputation. The primary endpoint was limb salvage for a six-month follow-up period. Data from the trial indicated a 93% success rate as compared with 87% in the historical control group of 789 patients treated with a variety of standard therapies, including bypass surgery. There were no statistical differences in serious adverse events between the LACI group and the historical control group. Although the clinical trial endpoints were achieved, the advisory panel to the FDA recommended non-approval in October 2003, citing concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment, since it was used adjunctively with balloons and stents. The FDA, which generally follows the advisory panel's recommendation, issued a non-approval letter following the panel meeting. Based on input at the advisory panel meeting and subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed a 95% limb salvage rate among the surviving patients six months after the procedure. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial, but followed the LACI trial protocol. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. We received 510(k) clearance from the FDA on April 29, 2004.

        The Peripheral Excimer Laser Angioplasty, or PELA, trial enrolled 250 patients in a randomized trial comparing excimer laser treatment followed with balloon angioplasty to balloon angioplasty alone. The trial was designed to test the safety and efficacy of treating total occlusions of at least 10 cm in length within the superficial femoral artery and to determine if the laser group was superior to the balloon only group. The clinical results showed equivalence in most study endpoints, including the primary endpoint, which was primary patency (the degree in which the artery is open) as measured by a less than 50% diameter stenosis (blockage) at one year by ultrasound with no reintervention; however, fewer stents were used in the laser arm of the trial. The largest catheters used in the trial were 2.5 mm in diameter as compared to artery sizes treated in excess of 6.0 mm in diameter. We believe that the low catheter diameter in relation to artery diameter adversely affected results.

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

Strategic Alliances

        Kensey Nash.    On May 30, 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement and other related contracts (the Agreements) among us and KNC, we purchased from KNC all of the assets related to KNC's QuickCat, ThromCat and Safe-Cross product lines for $10.7 million in cash, including acquisition costs of $0.7 million. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. Under the terms of the Agreements, we agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products, and $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2009, we have paid $2.5 million of the product development and regulatory milestones. The first milestone payment of $1.0 million, related to the development of a next-generation version of the Safe-Cross RF CTO system, was made in October 2008. The second milestone, related to obtaining CE mark approval for the next-generation ThromCat device, was achieved by KNC in June 2009, which triggered another $1.5 million payment to KNC. Revenue from these products subsequent to the acquisition date is included in our reported Vascular Intervention disposable products revenue and totaled $6.4 million and $3.2 million in 2009 and 2008, respectively.

        We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC manufactures for us the endovascular products we acquired under the Asset Purchase Agreement, and we purchase such products exclusively from KNC for specified time periods. In December 2009, we transferred the manufacturing of the QuickCat product lines to our facility.

        Additionally, we entered into a Development and Regulatory Services Agreement with KNC pursuant to which KNC has conducted and will continue to conduct work to develop, on our behalf, next-generation ThromCat products at KNC's expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.

        During the third quarter of 2009, we completed a physician preference testing (PPT) with the objective of having physicians evaluate the performance of the next-generation Safe-Cross product (Safe-Cross TLX). The results of this PPT phase indicated that the improvements included in Safe-Cross TLX did not generate a significant improvement in outcomes, and it became clear that the changes to the product would not drive significant adoption relative to other alternatives. As a result, we determined that further development and sales of the product should be discontinued. See further discussion of the discontinuation of Safe-Cross in "Results of Operations" and in Note 2 to the consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

        ELANA.    In 2004, we entered into a series of agreements with ELANA BV, a private company based in the Netherlands, which provides for us to supply laser systems and to develop and supply catheters to ELANA BV pursuant to their design requirements. A cross-licensing arrangement of selected intellectual property rights of Spectranetics and ELANA BV is also a part of the agreements. The products subject to these agreements are marketed by ELANA BV in Europe for use primarily in neurovascular bypass surgery. The products are also used in the United States in connection with clinical research conducted by ELANA. The agreements expire on March 31, 2010 and we have entered into discussions with ELANA BV to extend the term of the agreements.

        Excimer Laser-Assisted Non-occlusive Anastomosis, or ELANA, is the only known surgical technique that enables surgeons to create a bypass without occluding the recipient vessel, ensuring continued blood supply during an operation. To make the anastomosis, which is the connection for the bypass graft, a platinum implant is attached onto the outside wall of the recipient vessel. The end of the bypass graft is stitched to the wall of the recipient vessel, using the implant as a guide. A specialized laser catheter is inserted through the bypass graft to the wall of the recipient vessel. Laser ablation is used to create a hole in the artery wall and the laser catheter removes the disc, enabling blood flow to the recipient vessel. Revenue derived from the sale of laser systems and single-use devices pursuant to the ELANA agreements was approximately $0.3 million for the year ended 2009.

Sales and Marketing

        Our sales goals are to increase the use of laser catheters and other disposable devices and to increase revenue per account and revenue per sales representative. We seek to educate and train physicians and institutions regarding the safety, efficacy, ease of use and growing number of applications addressed by our excimer laser technology through published studies of clinical applications and our various training initiatives. By leveraging the success of existing product applications, we hope to expand the use of our technology in new applications.

        Providing customers with answers about the cost of acquisition, use of the laser, types of lesions addressable by our excimer laser system and reimbursement codes is critical to the education process. Through the following marketing and distribution strategy, both in the United States and internationally, we believe that we are well positioned to capitalize not only on our core competency of our excimer laser technology in peripheral and coronary atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system. We are also continuing to expand sales of our non-laser disposable products, including crossing solutions and thrombectomy devices.

  Domestic Operations

        According to the Society of Cardiovascular Angiography and Interventions, there are over 2,100 cardiac catheterization laboratories operating in the United States. Our goal is to expand our customer base by continuing to focus our sales efforts on the 1,000 hospitals with cardiac catheter labs that we believe perform the highest volume of interventional procedures, as well as on stand-alone peripheral intervention practices. Since 2004, we have tripled the size of our sales organization.

        U.S. Sales Organization.    At the beginning of 2008, we made a strategic decision to split our U.S. sales organization into two separate groups, one focusing on Vascular Intervention and the other focusing on Lead Management, as there are very different selling strategies and physician specialties for these applications. Our Vascular Intervention sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures which are done on a more regular basis and with a generally lower risk of complication and a wider range of treatment options, as compared with Lead Management. Our Lead Management sales team members primarily work with electrophysiologists and cardiac surgeons that perform lead extraction procedures. Both of these organizations currently report to our U.S. Senior Vice President, Vascular Interventions and Lead Management. A discussion of each of our sales teams follows:

          Vascular Intervention Sales Team.     At December 31, 2009, our Vascular Intervention sales team was comprised of 85 field sales employees, consisting of directors, region sales managers, territory sales managers and clinical specialists. Directors are responsible for developing and implementing sales programs and strategy for their area and have management responsibility for the region sales managers. Region sales managers are responsible for the overall management of a region, including sales of lasers and disposable products. They are directly responsible for the performance of the territory sales managers in their district. Territory sales managers focus on the sale of lasers and disposable products and assist in training our customers and establishing relationships with physicians for the purpose of expanding their use of our devices within the accounts in their territory. Clinical specialists support the territory sales managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the operating lab and electrophysiologist lab.

          Lead Management Sales Team.     At December 31, 2009, our Lead Management sales team was comprised of 40 field based personnel, consisting of regional managers, business development managers and clinical specialists. Our regional managers have a similar role to their Vascular Intervention counterparts. Business development managers establish relationships primarily with electrophysiologists as well as cardiac surgeons, and coordinate the support of the clinical specialists required for these procedures. Clinical specialists support the business development managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the operating lab and electrophysiologist lab.

          In 2009, we continued modest expansion of a dedicated sales and marketing team focused on Lead Management and increased investment in training, education, and product development. For 2010, we will continue to increase investment in these areas based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead removal market is under-penetrated. We believe that our investments in sales, marketing, training, education, and product development will fuel continued growth in our Lead Management business in 2010 and beyond.

        As of December 31, 2009, we had 125 field sales employees in our combined Vascular Intervention and Lead Management sales groups, which compares with 112 as of December 31, 2008.

        As of December 31, 2009, our field team in the United States also included field service engineers who are responsible for the installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis. The field service engineers also perform ongoing service on the lasers placed under our various rental programs.

        We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth, and we have increased our sales and marketing capabilities over the last few years through the addition of personnel to our sales and marketing organization. Since the use of excimer laser technology is highly specialized, our marketing product managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales teams and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We currently have two defined marketing teams, supporting our two sales organizations, which include product managers and associate product managers who are responsible for global marketing activities for each of our target markets.

  International Operations

        We have a sales presence in 40 countries outside of the U.S., including our direct sales operations in Europe and Latin America and a network of 46 distributors. Total international revenue in 2009 (including Asia Pacific and Latin American countries) was $17.9 million, or 16% of our consolidated revenue. This represents an increase of 30% over 2008 international revenue of $13.7 million.

        We market and sell our products in Europe, the Middle East and Russia through Spectranetics International, B.V., a wholly-owned subsidiary, and Spectranetics Deutschland GmbH, a wholly-owned subsidiary of Spectranetics International, B.V., as well as through distributors.

        During 2009, we sold our products through direct sales operations in Germany, France, Belgium, the Netherlands, Luxembourg and Switzerland. We sold products in other European countries through a network of local country distributors. In 2009, Spectranetics International, B.V. and Spectranetics Deutschland GmbH revenues totaled $15.1 million, or 13% of our revenue compared with $11.7 million, or 11% of our revenue in 2008. We received expanded reimbursement for our products in Germany and Belgium during 2007, and we are currently seeking peripheral atherectomy reimbursement in France.

        At December 31, 2009, our international sales team was comprised of 16 sales, sales management, distribution management and clinical personnel. These sales professionals sold both the Vascular Intervention and Lead Management products. As of December 31, 2009, our international field service team also included 3 service engineers who are responsible for the installation of each laser and participation in the training program at each site.

        In addition to the operations of Spectranetics International, B.V. and Spectranetics Deutschland GmbH, we conduct international business in Japan and other selected countries in the Pacific Rim and Latin America through distributors. We also have a direct sales presence in Puerto Rico which falls under our international operations. In 2009, revenue from these foreign operations totaled $2.8 million, or 2% of our revenue, compared with $2.1 million, or 2% of our revenue, in 2008.

        In conjunction with our Japanese Market Authorization Holder (MAH), DVx Inc., we have regulatory approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market our laser and various models of our coronary and SLS lead extraction catheters in Japan. We have submitted an application for reimbursement approval for these products in Japan to the MHLW. We do not expect our sales in Japan to increase unless and until reimbursement approval is attained. We are working with our current MAH to secure reimbursement approval in Japan, but we cannot assure you that our revenue in Japan will increase if reimbursement approval is received. In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products, including the submission of a dossier to MHLW in December 2009 for approval to market certain of our peripheral atherectomy products there.

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

        Although balloon angioplasty and stents are used extensively in the vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary and peripheral procedures.

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
  ease of use;

  •
  the impact of managed care practices, related reimbursement to the healthcare provider, and procedure costs;

  •
  size and effectiveness of sales forces; and

  •
  research and development capabilities.

        Manufacturers of peripheral atherectomy devices include ev3 Inc., Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. In the coronary atherectomy market, we compete primarily with Boston Scientific Corporation. Manufacturers of thrombectomy devices include Medtronic, Inc., Vascular Solutions, Inc., ev3 Inc., Straub Medical AG and Possis Medical, Inc. In crossing solutions, we compete primarily with Vascular Solutions, Inc. and Cook Vascular Inc. In addition, ev3 Inc. introduced a competitive crossing solutions device in the fourth quarter of 2009.

        We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, in the United States we compete primarily with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed and Cook Vascular Inc.

Manufacturing

        We manufacture substantially all of our product lines with the exception of the ThromCat, which is manufactured by Kensey Nash pursuant to a Manufacturing and License Agreement with KNC. We have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the production process. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control lead time, costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility and to scale manufacturing, should market demand increase.

        Our manufacturing facilities are subject to periodic inspections by federal, state, international and other regulatory authorities, including Quality System Regulations (QSR) compliance inspections by the FDA and International Organization for Standardization (ISO) compliance inspections by BSI, which is a private company authorized by European medical agencies to assess and certify compliance with regulatory requirements (Notified Body). We have undergone nine inspections by the FDA for QSR compliance since 1990. For European inspections, our former Notified Body, TÜV, conducted an inspection each year from 1993 to 2009. BSI, who became our new Notified Body in 2009, has conducted two inspections. Each inspection resulted in a limited number of noted observations, to which we believe we have provided adequate responses.

        We purchase certain components of our CVX-300 excimer laser system from several sole source suppliers. In addition, most raw materials, components and subassemblies used in our disposable devices are purchased from outside suppliers and are generally readily available from multiple sources. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production. In addition, we may encounter difficulties in scaling up production of laser systems and disposable devices and hiring and training additional qualified manufacturing personnel. Any of these difficulties could lead to quarterly fluctuations in operating results and adversely affect us.

        During 2008 and 2009, we moved several manufacturing lines producing 510(k) products to our expanded leased facility in north Colorado Springs. All products currently built at our new facility can be shipped within the U.S. and European markets. Further approvals are needed from the FDA before the excimer laser system and certain disposable product lines initially approved under the PMA process (coronary atherectomy and SLS) can be manufactured at the new facility. See the "Government Regulation" section below for an explanation of the PMA process. In December 2009, we submitted to the FDA a site change submission for the PMA products. If the FDA deems the submission adequate, we expect an FDA audit of our new facility during the first half of 2010. If the submission is approved and the audit is successful, we anticipate that the move of all PMA manufacturing functions will be completed by the end of 2010. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.

Patents and Proprietary Rights

        We hold 59 issued U.S. patents and have rights to 15 additional U.S. patents under license agreements. We also hold ten issued patents in each of Germany and the United Kingdom, nine issued patents in France, eight in Italy, eight in Japan and four in the Netherlands. Also, we hold 31 pending U.S. patent applications and 21 pending foreign patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser system, general features of the laser system, the use of the laser and our catheters together, and specific design features of our catheters.

        Two of our licensed patents, relating to a laser method for severing or removing blockages within the body, expired in August and November 2005, respectively, and another of our licensed patents relating to the use of a laser in a body lumen expired in July 2006. In addition, certain of the coupler patents and system patents expire in 2010.

        In 2007, we purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based on our sales of QuickCat products that use inventions claimed by the patent. For 2009, we incurred royalties of approximately $99,000 under this agreement. During 2008, we entered into a license agreement with Medtronic, which granted them a non-exclusive paid-up license to this patent and settled patent infringement litigation we had initiated.

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

        We are party to a patent license agreement dated February 28, 1997 with Medtronic, Inc. pursuant to which Medtronic has granted us a worldwide exclusive license to commercialize products using certain Medtronic patents and technology related to our SLS device. The license agreement expires on the date of expiration of the last licensed patent unless terminated earlier as a result of breach, insolvency, or our failure to perform for more than 180 days within any 12-month period due to force majeure. We pay Medtronic royalties as a specified percentage of net sales of products using the licensed Medtronic patents. For 2009, we incurred royalties of approximately $1.2 million to Medtronic under this license agreement.

        We are party to an amended vascular laser angioplasty catheter license agreement with SurModics pursuant to which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using their patents subject to a quarterly minimum royalty. The license agreement expires on the later of the date of expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days' advance written notice, or (3) by SurModics upon 60 days' advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the amount of royalties we pay SurModics is not greater than specified levels. For 2009, we incurred royalties of approximately $0.7 million to SurModics under this license agreement.

        In 2004, we purchased certain intellectual property assets related to our Turbo-Booster product from Peripheral Solutions, Inc. (PSI). Pursuant to our agreement with PSI, we have made payments to PSI upon the completion of certain sales and FDA approval milestones. In 2009, we paid an additional milestone payment in the amount of $100,000, based on issuance of the first U.S. patent relating to the intellectual property assets. The next contingent milestone payment would be in the amount of $1.0 million upon the sale of the first 100,000 units of the Turbo-Booster product or other products that incorporate the licensed technology.

        In December 2009, we entered into a license agreement with Peter Rentrop, M.D. As part of the agreement, we received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop, which, in general, apply to laser catheters with a tip diameter less than 1 millimeter. We pay Dr. Rentrop royalties as a specified percentage of net sales of products using his patents subject to a quarterly minimum royalty. The license agreement expires in January 2020, unless terminated earlier in accordance with its terms.

        Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are and have in the past been a party to legal proceedings involving our intellectual property and may be a party to future proceedings. See Item 1A, "Risk Factors" and Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

Research and Development

        Our product development and technology teams are focused on the development of additional disposable devices addressing the Vascular Intervention and Lead Management markets, as well as the development of our next-generation laser platform. Our team of research scientists, engineers and technicians supported by third-party research and engineering organizations as needed, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $12.5 million in 2009, $11.4 million in 2008 and $9.1 million in 2007. In 2008, we also expensed $3.8 million of in-process research and development related to a development project acquired from Kensey Nash in May 2008. We expect our research and development costs to increase in 2010 as we advance clinical research focused on peripheral arterial disease, as well as increased product development activities.

Third-Party Reimbursement

        Our CVX-300 excimer laser system and related disposable devices are generally purchased by hospitals, which then bill various third party payers for the healthcare services provided to their patients. These payers include Medicare, Medicaid and private insurance payers. Private payers are influenced by Medicare coverage and payment methodologies.

        The Centers for Medicare and Medicaid Services (CMS) administers the federal Medicare program. Medicare policies and payment rates depend on the setting in which the services are performed. Hospitals are reimbursed for inpatient services by Medicare under the Hospital Inpatient Prospective Payment System (IPPS). Payment is made to the hospital through the Medicare Severity Diagnosis Related Group (MS-DRG) methodology. MS-DRGs classify discharges into groups with similar clinical characteristics that are expected to require similar resource utilization. DRG assignment for a patient's hospitalization is based on the patient's reason for admission, discharge diagnoses, and procedures performed during the inpatient stay. Hospitals are paid a fixed payment for the hospital stay that is designed to be inclusive of all supplies, devices, and overhead associated with the encounter. IPPS does not separately reimburse for the actual cost of the medical device used or for the services provided. Hospitals performing inpatient procedures using our technology are paid the applicable DRG payment rate for the inpatient stay.

        For outpatient hospital services, payments are also made under a prospective payment system—the hospital Outpatient Prospective Payment System (OPPS). Payments are based on Ambulatory Payment Classifications, or APCs, under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are clinically and resource comparable.

        In addition to payments made to hospitals for procedures using our technology, the CMS make separate payments to physicians for their professional services. Payments to physicians are made under the national Medicare Physician Fee Schedule (MPFS). Payment rates are assigned based on the physician work, practice expense (procedure costs), and malpractice insurance expense. Payment is adjusted for geographic location.

        Private payers have, in the past, provided limited coverage for certain laser treatments and procedures, and they may institute new policies that negatively impact reimbursement levels or coverage of our products.

        Lead removal procedures using the SLS and LLD are typically reimbursed with the current code sets describing lead removal. Hospital outpatient and physician services code sets differentiate atherectomy procedures from PCI procedures utilizing only balloons or only balloons and stents. We cannot provide assurance that the codes currently available will continue to be recognized by third party payers for use by our customers.

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

        Regarding physician payments, at the time of this printing, U.S. Congressional legislation has eliminated the CMS previously proposed 21.2% reduction to the MPFS through March 31, 2010. Without further action by Congress, the proposed reduction of 21.2% will be implemented on April 1, 2010.

Government Regulation

  Overview of Medical Device Regulation

        Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we perform:

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

        510(k) Clearance Pre-market Notification Pathway.    To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976. The FDA's 510(k) pre-market notification pathway usually takes from three to six months, but it can last longer.

        After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) or PMA approval is obtained.

        PMA Pathway.    A product not eligible for 510(k) clearance must follow the PMA pathway, which requires proof of the safety and effectiveness of the device to the FDA's satisfaction. The PMA pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but may take longer.

        A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer's facilities for compliance with accepted Quality System Regulations (QSR), which impose elaborate testing, control, documentation and other quality assurance procedures.

        Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application, which can take one to three years, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a "not approvable" determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process.

        If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) in order to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, which could have material adverse consequences, including the loss or withdrawal of the approval.

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

        Clinical Trials.    A clinical trial is almost always required to support a PMA application and is sometimes required for a 510(k) pre-market notification. In some cases, one or more smaller investigational device exemption (IDE) studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

        All clinical studies of investigational devices must be conducted in compliance with the FDA's requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an IDE application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A non-significant risk device does not require FDA approval of an IDE. Both significant risk and non-significant risk investigational devices require approval from institutional review boards, or IRBs, at the study centers where the device will be used.

        During the study, the sponsor must comply with the FDA's IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The IDE requirements apply to all investigational devices, whether considered significant or non-significant risk. Prior to granting PMA, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.

        The FDA Quality System Regulations do not fully apply to investigational devices, but the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

        Postmarket.    After a device is placed on the market, numerous regulatory requirements apply. These include: FDA labeling regulations that prohibit manufacturers from promoting products for unapproved or "off-label" uses, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA).

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

        International Regulations.    International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require a FDA Certificate to Foreign Government verifying that the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System violations exist.

        The Medical Device Directive (MDD) is a directive which covers the regulatory requirements for medical devices in the European Union. The MDD was recently amended, and compliance with the new regulations will be mandatory in March 2010. This amendment is the first significant modification to the MDD since 1993 and there are multiple changes that may affect Spectranetics products. Specifically, clinical data is now required for all devices regardless of classification; the definition of "central circulatory system" has been expanded which may affect the classification of devices; and the definition of "continuous use" has been expanded and may affect the classification of devices.

        With respect to our international operations, in November 1994, we received ISO 9001 certification from TÜV, which allows us to manufacture products for use in the European Community within compliance of the manufacturing quality regulations. In addition, we received CMDCAS (Canadian) certification by TÜV in January 2002. We have received CE (Communauté Européene) mark registration for all of our current products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards. We have also received approval to market certain coronary atherectomy products and certain lead removal products in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products. Our distributor, DVx Japan, is assisting us in pursuing reimbursement approval in Japan. In Australia, we have approvals to market certain peripheral atherectomy, coronary atherectomy, crossing and lead removal products. We also have approvals to market certain products in several Latin American countries.

        Corporate Integrity Agreement.    On December 22, 2009, in connection with the resolution of the federal investigation, we entered a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (OIG). The Corporate Integrity Agreement acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements. See further discussion of the resolution of the federal investigation in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17, "Commitments and Contingencies," to the consolidated financial statements included in Part IV, Item 15 of this report.

        We are also subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. To date, compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position.

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

Employees

        As of December 31, 2009, we had 468 full time employees, including 40 in research and development, clinical and regulatory affairs; 177 in manufacturing and quality assurance; 169 in marketing, sales and field service; 53 in administration and regulatory compliance in the United States and 29 in marketing, sales and administration in our international operations. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.    Risk Factors

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected if certain healthcare reform proposals are adopted in our key markets and other administration and legislative proposals are enacted into law.

        Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about healthcare reform. The Obama administration's fiscal year 2010 budget included proposals to limit Medicare payments, reduce drug spending and increase taxes. In addition, members of Congress have proposed a number of approaches, some of which include an excise tax on all medical devices, that could require the medical device industry to contribute over $2 billion to healthcare reform each year. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us, or our results of operations. In addition, if an excise tax on medical devices contained in proposed legislation is enacted into law, our operating results could be materially and adversely affected.

Our ability to increase our revenue is largely dependent on our ability to successfully penetrate our target markets and develop new products for those markets.

        Our ability to increase our revenue from current levels depends largely on our ability to increase sales (1) in the peripheral arterial disease (PAD) market with our Turbo Elite line of disposable catheters that was introduced in 2004, and with our Turbo-Tandem product line that was introduced in March 2010, and (2) in the lead management market with our Lead Management product line. In order to increase future revenue, we must increase sales of these and other products to existing and new customers. New products will also need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth within the market. In that regard, while our focus is on the PAD and lead management markets, we currently have FDA clearance for only one indication for the treatment of PAD. Additional clinical data and new products to treat coronary artery disease will also be necessary to grow revenue within the coronary market.

Our future growth depends on physician adoption of our products, which requires physicians to change their screening, referral and treatment practices.

        We believe there is a correlation between PAD and coronary artery disease; however, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be other physicians, including general practitioners and podiatrists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of our products in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for treatment with our laser system. If we are not successful in educating physicians about screening for PAD or about risks related to infected, defective or abandoned pacemaker and ICD leads, and risks associated with the removal of problematic pacemaker and ICD leads, our ability to increase our revenue may be impaired. In addition, in order to accelerate growth of our lead removal products, we must change the current standard of care for abandoned pacemaker and ICD leads, which is simply to cap the abandoned leads and leave them in the body.

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

  •
  specialty balloon angioplasty, such as cutting balloons and drug-eluting balloons;

  •
  bypass surgery (peripheral and coronary); and

  •
  amputation (peripheral).

        Although balloon angioplasty, specialty balloon angioplasty and stents are used extensively in the coronary and peripheral vascular system, we do not compete directly with these products. Rather, our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex coronary and peripheral procedures. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have a broader product line, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.

        We believe that primary competitive factors in the interventional cardiology market include:

  •
  the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

  •
  ease of use;

  •
  the impact of managed care practices, related reimbursement to the healthcare provider, and procedure costs;

  •
  size and effectiveness of sales forces; and

  •
  research and development capabilities.

        Manufacturers of peripheral atherectomy devices include ev3 Inc., Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. In the coronary atherectomy market, we compete primarily with Boston Scientific Corporation. Manufacturers of thrombectomy devices include Medtronic, Inc., Vascular Solutions, Inc., ev3 Inc., Straub Medical AG and Possis Medical, Inc. In crossing solutions, we compete primarily with Vascular Solutions, Inc. and Cook Vascular Inc. In addition, ev3 Inc. introduced a competitive crossing solutions device in the fourth quarter of 2009.

        We also compete with companies marketing lead extraction devices or removal methods, such as mechanical sheaths. In the lead removal market, in the United States we compete primarily with lead removal devices manufactured by Cook Vascular Inc. and we compete in Europe with lead removal devices manufactured by VascoMed and Cook Vascular Inc.

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

        For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions and are subject to numerous risks and uncertainties. There is a risk that we will not be successful in achieving these milestones on a timely basis or at all. Moreover, even if we are successful in achieving these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates—in many cases for reasons beyond our control—depending on numerous factors, including:

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

        From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, and other legal proceedings or investigations, any of which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules." Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business. There can be no assurance that there will not be an increase in the scope of these matters or that there will not be additional lawsuits, claims, proceedings or investigations in the future, nor is there any assurance that these matters will not have a material adverse impact on the Company.

        In addition, the federal investigation may be ongoing with respect to certain former employees. The Company is generally obligated to indemnify its former employees against all losses, including expenses, incurred in such cases and to advance their reasonable legal defense expenses in such cases, unless certain conditions apply. The Company is honoring these obligations unless it determines that they are inapplicable. We maintain insurance for claims of this nature which does not apply in all such circumstances, may be denied or may not be adequate to cover all legal or other costs related to the investigation. A prolonged uninsured expense and indemnification obligation could have a material adverse impact on the Company.

We are involved in securities class action litigation and shareholder derivative litigation that is expensive and could divert management's attention from operating our business.

        Spectranetics and certain of its present and former officers have been named as defendants in a number of securities class action lawsuits more fully described in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules." In addition, Spectranetics' directors have been named in a shareholder derivative lawsuit, which is also described in Note 17. The Company is generally obligated to indemnify its present and former directors and officers against all losses, including expenses, incurred in such cases and to advance their reasonable legal defense expenses in such cases, as well as in the government investigations, unless certain conditions apply. The Company is honoring these obligations unless it determines that they are inapplicable. We maintain insurance for claims of this nature which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings. Spectranetics' extended involvement in these actions could result in substantial costs and divert management's attention and resources from operating our business. Additionally, we cannot provide assurance that these or other lawsuits will be successfully dismissed or settled or that any settlement, dismissal or other disposition or our obligation to indemnify and advance the expenses of our present and former directors, officers and agents will be covered by our insurance or, if covered, will be within the limits of our insurance. An adverse outcome in these matters or a prolonged uninsured expense and indemnification obligation could have a material adverse impact on the Company.

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

  •
  the FDA or similar foreign regulatory authorities may find our or our suppliers' manufacturing processes or facilities unsatisfactory;

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

        Additionally, we may be required to obtain PMAs, PMA supplements or 510(k) pre-market clearances to market modifications to our existing products. The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires an approval, supplement or clearance; however, the FDA can review a manufacturer's decision. The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.

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

Compliance with the terms and conditions of our Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services requires significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government health care programs, which would materially reduce our sales.

        In December 2009, as part of the settlement of a federal investigation of our company, we entered into a five-year corporate integrity agreement (CIA) with the Office of Inspector General of the United States Department of Health and Human Services (OIG). The CIA provides criteria for establishing and maintaining compliance with various federal laws and regulations governing our clinical investigation related functions, reporting related functions and certain of our promotional and product services related functions. It applies to all of our U.S. subsidiaries and employees and certain of our employees based outside the U.S. Under the CIA, we are required, among other things, to keep in place our current compliance program, to provide specified training to employees, and to retain an independent review organization to perform reviews to assist us in assessing and evaluating our various functions discussed above. For additional information, please see Note 17, "Commitments and Contingencies," in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

        Maintaining the broad array of processes, policies and procedures necessary to comply with the CIA is expected to continue to require a significant portion of management's attention as well as the application of significant resources. Failing to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of noncompliance. In addition, material breaches of the CIA could result in our being excluded from participating in federal health care programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our investments in auction rate securities are currently illiquid.

        We invest our cash reserves in high-grade securities, which include auction rate securities (ARS). ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, usually every 7, 28, 35, or 49 days. Beginning in February 2008, auctions of these securities began failing because sell orders exceeded buy orders. As of December 31, 2009, we held $10.9 million of principal invested in ARS, $8.1 million of which have AAA credit ratings with both Moody's and Fitch bond rating services, and $2.8 million of which have an A3 credit rating with Moody's and a AAA credit rating with Fitch. The underlying assets of the auction rate securities we hold are student loans which are over 95% guaranteed by the U.S. government under the Federal Family Education Loan Program. With the liquidity issues experienced in global credit and capital markets, the funds associated with the ARS held by us at December 31, 2009 will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset. With some recent improvement in the market, we have sold three of our ARS positions in recent months for approximately 90% of par; however, there can be no assurance that we will be able to sell our remaining ARS positions for an acceptable price in the near future. The balance of our ARS continued to be classified as a long-term asset at December 31, 2009 and we adjusted the $10.9 million carrying value of the securities to the estimated fair market value of $9.8 million as an other-than-temporary impairment. This resulted in a recognized loss in our consolidated financial statements. If uncertainties in the current credit and capital markets continue, these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further. This could negatively affect our financial position, results of operations and liquidity.

Adverse changes in general domestic and worldwide economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition, or liquidity.

        We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The credit and capital markets have experienced extreme volatility and disruption. The strength of the United States and global economy is uncertain, and the United States recession and slowed growth may continue indefinitely. We believe that the turbulence in the financial markets, liquidity crisis and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, and will continue to contribute to pressures on operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective health care spending and uncompensated care. As a result, we expect many of our customers to continue to scrutinize costs, trim budgets and look for opportunities to further reduce or slow capital spending. Further, strengthening of the United States dollar associated with the global financial crisis may adversely affect the results of our international operations when those results are translated into United States dollars. Additionally, the disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

Some of our licensed patents have expired and others will expire in 2010, and our patents and proprietary rights may be proved invalid, which would enable competitors to copy our products.

        We hold patents and licenses to use patented technology, and have pending patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser system, general features of the laser system, system patents that include the use of our laser and our catheters together, and specific design features of our catheters. Two of our licensed patents relating to a laser method for severing or removing blockages within the body expired in 2005, and another of our licensed patents relating to the use of a laser in a body lumen expired in 2006. In addition, certain of our coupler patents and system patents expire in 2010. As a result, upon expiration of these patents, our competitors may seek to produce products that include this technology which is no longer subject to patent protection, and this increase in competition may negatively affect our business.

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

We have a history of losses and may not be able to achieve and maintain profitability.

        We incurred losses from operations since our inception in September 1984 until the year 2000, and again in 2002, 2006, 2008 and 2009 (with a loss from operations incurred of $12 million for the year ended December 31, 2009). At December 31, 2009, we had accumulated $83.9 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future.

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

        The FDA has required that the label for the CVX-300 excimer laser system state that adjunctive balloon angioplasty was performed together with laser atherectomy in the coronary procedures we submitted to the FDA for PMA. This means that our laser system cannot be used alone to treat coronary conditions. Adjunctive balloon angioplasty requires the purchase of a balloon catheter in addition to the laser catheter. The requirement that our coronary procedures be performed together with balloon angioplasty increases the aggregate cost of performing these procedures. As a result, third-party payers may attempt to deny or limit reimbursement, including if they determine that a device used in a procedure was experimental, was used for a non-approved indication or was not used in accordance with established pay protocols regarding cost effective treatment methods. Hospitals that have experienced reimbursement problems or expect to experience reimbursement problems may not acquire or may cease using our laser system.

Technological change may result in our products becoming obsolete.

        The medical device market is characterized by extensive research and development and rapid technological change. We derive most of our revenue from the sale of our disposable catheters. Technological progress or new developments in our industry could adversely affect sales of our products. Other companies, many of which have substantially greater resources than we do, are engaged in research and development for the treatment and prevention of peripheral and coronary arterial disease. These include pharmaceutical approaches as well as the development of new or improved balloon angioplasty, atherectomy, thrombectomy, stents or other devices. Our products could be rendered obsolete as a result of future innovations in the treatment of cardiovascular disease.

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

        As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practice regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our component suppliers are also required to meet certain standards applicable to their manufacturing processes.

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

        In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies, including BSI, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, our business could be materially adversely affected.

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

        Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various state and federal enforcement and regulatory authorities. Under current interpretations of the Federal False Claims Act and certain similar state laws, some of these laws may also be subject to enforcement in a qui tam lawsuit brought by a private party "whistleblower," with or without the intervention of the government.

        If our past or present operations, including our laser system placement programs, clinical research and consulting arrangements with physicians who use our product or our "Cap Free" or other sales or marketing programs, are found to be in violation of these laws and not protected under a statutory exception or regulatory safe harbor provision to the applicable fraud and abuse laws, we, our officers or our employees may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation, including the exclusion of our products from use in treatment of Medicare or other federal healthcare program patients. If federal or state investigations or enforcement actions were to occur, our business and financial condition would be harmed.

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

        For the year ended December 31, 2009, our revenue from international operations represented 16% of consolidated revenue, of which 13% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.

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

        We purchase certain components of our CVX-300 laser system from several sole source suppliers. We do not have guaranteed commitments from these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities. If we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our CVX-300 laser systems, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of our CVX-300 laser system may be disrupted, which could increase our costs and have a material adverse effect on our business.

We began to relocate our manufacturing operations to our expanded leased facility in northern Colorado Springs in 2008. If we fail to conduct the relocation in an efficient manner, our operation results may be adversely affected.

        During 2008 and 2009, we moved several manufacturing lines producing 510(k) products to our expanded leased facility in north Colorado Springs. Further approvals are needed from the FDA before the excimer laser system and certain disposable product lines initially approved under the PMA process (coronary atherectomy and SLS) can be manufactured at the new facility. In December 2009, we submitted to the FDA a site change submission for the PMA products. If the FDA deems the submission adequate, we expect an FDA audit of our new facility during the first half of 2010. If the submission is approved and the audit is successful, we anticipate that the move of all PMA manufacturing functions will be completed by the end of 2010. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.

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

        We have experienced increased unit volume demand and our ability to fulfill customer demand is becoming more difficult. To manage our growth, we must expand our facilities, hire and train additional qualified personnel, scale-up our manufacturing capacity and expand our marketing and distribution capabilities. Our manufacturing and assembly process is complex, and we must scale this entire process to satisfy customer expectations and increased demand. In addition, we entered into a new lease in December 2006 for a 75,000 square foot building. We plan to consolidate all of our current U.S. operations into the new facility by the end of 2010, but the move of manufacturing operations is subject to FDA approval and there can be no assurance that this transition will occur smoothly or on the timetable that we have set. If we are unable to transition our manufacturing operations to our new facility as planned, we may experience delays or disruptions in our ability to manufacture and ship product as requested by our customers. We also expect to continue to expand the number of sales and marketing personnel as we expand our business. The number of our full-time employees increased from 374 to 427 to 468 as of December 31, 2007, 2008 and 2009, respectively. We cannot be certain that our personnel, systems and procedures will be adequate to support our future operations. If we cannot manage our growth effectively, our business will suffer.

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

  •
  litigation costs; and

  •
  the diversion of management's attention from managing our business.

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

        Claims may be made by consumers, healthcare providers or others selling our products. We may be subject to claims against us even if an alleged injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and related processes relating to our products. If these medical personnel are not properly trained or are negligent in using our products, the therapeutic effect of our products may be diminished or the patient may suffer injury, which may subject us to liability. In addition, an injury resulting from the activities of our suppliers may serve as a basis for a claim against us. We maintain policies and procedures and require training designed to educate our employees that off-label promotion is illegal. However, we cannot prevent a physician from using our products for any off-label applications. If injury to a patient results from such use, we may become involved in a product liability suit, which will likely be expensive to defend.

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

        There may be patents and patent applications owned by others relating to laser and fiber-optic or other technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. For example, we were recently involved in litigation regarding a patent issued to Dr. Peter Rentrop for a certain catheter with a diameter of less than 0.9 mm and a jury returned a verdict unfavorable to us in the case. We entered into a license agreement with Dr. Rentrop based on the outcome of the litigation. See Note 17, "Commitments and Contingencies," to the consolidated financial statements included in Part IV, Item 15 for more detail regarding this matter. We cannot guarantee that another patent holder will not file a lawsuit against us and prevail. If we decide that we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party's patented intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not be able to develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products.

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

        Federal, state, local and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. The use of hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling or disposal of hazardous materials. If our or our suppliers' operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. We maintain insurance for certain environmental risks, subject to substantial deductibles; however, we cannot assure you that we will be able to continue to maintain this insurance in the future at an acceptable cost or at all. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations.

We depend on attracting and retaining key management, clinical, scientific and sales and marketing personnel, and the loss of these personnel could impair the development and sales of our products.

        Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and sales and marketing personnel. We do not have employment agreements with any of our employees except our Chief Executive Officer. Their employment with us is "at will," and each employee can terminate his or her employment with us at any time. As a condition of employment, our employees sign an agreement that precludes them, upon termination of their employment, from recruiting our employees or working for a direct competitor. The enforceability of these agreements depends on the circumstances at the time of separation and the agreements may, at times, be difficult to enforce. We do not carry "key person" insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel.

The initial cost of purchasing our laser system is not reimbursed by third-party payers, which may hurt sales of both our laser systems and our disposable products.

        Our laser-based procedures require that the healthcare provider use one of our CVX-300 laser systems. We sell or rent our CVX-300 laser systems primarily to hospitals, which then bill third-party payers, such as government programs and private insurance plans, for the services the hospitals provide to individual patients using the CVX-300 laser system. However, hospitals and other healthcare providers are not reimbursed for the substantial initial cost of purchasing the laser system and the amount reimbursed to a hospital for procedures involving our products may not be adequate to allow them to recoup their initial investment in our laser system. By contrast, many competing products and procedures, like balloon angioplasty, do not require the up-front investment in the form of a capital equipment purchase, lease, or rental. As a result, the initial cost of purchasing our laser system may prevent hospitals and other healthcare providers from using our disposable devices, which in turn would adversely affect our revenue from the sale and rental of laser systems. Moreover, because our catheters and other disposable products generally can be used only in conjunction with our laser system, any limitation of the acquisition of our laser systems by hospitals and other healthcare providers will adversely affect sales of our disposable products.

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

  •
  changes in accounting principles;

  •
  past or future management changes;

  •
  litigation;

  •
  adverse developments in any government inquiry or investigation;

  •
  changes in general market and economic conditions; and

  •
  the possibility of our financing future operations through additional issuances of equity securities, which may result in dilution to existing stockholders.

        In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Following the decrease in our stock price in September 2008 following the execution of the search warrant by certain government employees, we became the target of securities litigation, and due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.

Protections against unsolicited takeovers in our charter and bylaws may reduce or eliminate our stockholders' ability to resell their shares at a premium over market price.

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

        We are subject to Section 203 of the Delaware General Corporation law, which in general and subject to exceptions, prohibits a publicly held Delaware corporation from engaging in a "business combination" (as defined in Section 203) with an "interested stockholder" (as defined in Section 203) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay or prevent an acquisition of our company even at a price our stockholders may find attractive.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        All of our domestic operations are currently located in Colorado Springs, Colorado. In December 2006, we entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at our option, during the first four years of the lease. All research and development, clinical studies, regulatory, marketing, sales support and administrative functions were moved to the new facility in the first half of 2007. The relocation of all manufacturing and related support functions is subject to FDA approval and is currently ongoing. The expanded facility has approximately 17,000 square feet of manufacturing space which will contain the substantial portion of our manufacturing operations.

        In addition to the newly-leased facility described above, we continue to occupy two buildings in central Colorado Springs. These facilities contain approximately 65,000 square feet of usable space, of which approximately half is currently devoted to manufacturing. The first building has 22,000 square feet, of which we currently occupy roughly half, and the lease has an expiration date of December 31, 2010. We do not anticipate renewing the lease upon its expiration. We purchased for cash consideration the second facility, which was previously under lease, on March 29, 2005 for $1,350,000.

        Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe, and the lease expires June 30, 2011. Spectranetics Deutschland GmbH leases a small office in Germany through July 2010, renewable on an annual basis.

        We believe these facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3.    Legal Proceedings

        For a discussion of the Company's legal proceedings, please refer to Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

PART II

ITEM 5.    Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock is traded on the NASDAQ National Market under the symbol "SPNC." The table below sets forth the high and low sales prices for the Company's Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2009 and 2008. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low
Year Ended December 31, 2009
1st Quarter	$3.51	$1.91
2nd Quarter	5.39	2.45
3rd Quarter	6.89	4.80
4th Quarter	7.77	5.22
Year Ended December 31, 2008
1st Quarter	$15.56	$7.69
2nd Quarter	11.40	8.27
3rd Quarter	10.97	3.78
4th Quarter	4.92	1.93

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

        The closing sales price of our Common Stock on March 9, 2010 was $7.24. On March 9, 2010, we had 539 shareholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Recent Sales of Unregistered Equity Securities

        During the fourth quarter ended December 31, 2009, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

        There were no repurchases of the Company's equity securities during the fourth quarter ended December 31, 2009.

Securities Issuable Under Equity Compensation Plans

        For a discussion of the securities authorized under our equity compensation plans, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

ITEM 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2009, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected balance sheet data as of December 31, 2009 and 2008, and statement of operations data for each year in the three-year period ended December 31, 2009, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2007, 2006 and 2005, and statement of operations data for the years ended December 31, 2006 and 2005, are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$114,837	$104,010	$82,874	$63,490	$43,212
Cost of revenue	33,140	29,389	21,956	16,955	10,523
Selling, general and administrative	68,478	61,150	50,048	39,824	24,149
Research, development and other technology	15,060	13,449	10,814	9,910	6,661
In-process research and development(1)	—	3,849	—	—	—
Federal investigation settlement(2)	5,000	—	—	—	—
Federal investigation legal and other costs(2)	2,362	2,450	—	—	—
Litigation settlement(2)	1,166	—	—	—	—
Discontinuation costs—Safe-Cross product line(3)	1,075	—	—	—	—
Employee termination and lease abandonment costs(4)	536	—	—	—	—

Operating (loss) income	(11,980)	(6,277)	56	(3,199)	1,879
Loss on sale of auction rate securities(5)	(540)	—	—	—	—
Other-than-temporary impairment of auction rate securities(6)	(1,100)	—	—	—	—
Interest income	410	1,668	2,633	1,954	432
Interest expense related to litigation settlement	—	—	—	—	(387)
Other (expense) income, net	(37)	(52)	(35)	(37)	(8)

(Loss) income before income taxes	(13,247)	(4,661)	2,654	(1,282)	1,916
Income tax (expense) benefit(7)	(126)	706	4,575	(165)	(878)

Net (loss) income	$(13,373)	$(3,955)	$7,229	$(1,447)	$1,038

(Loss) income from continuing operations per share:
Basic	$(0.41)	$(0.12)	$0.23	$(0.05)	$0.04
Diluted	$(0.41)	$(0.12)	$0.21	$(0.05)	$0.04
Weighted average common shares outstanding:
Basic	32,529	31,826	31,225	29,130	25,940
Diluted	32,529	31,826	33,783	29,130	28,568

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
BALANCE SHEET DATA:
Working capital	$32,958	$32,668	$58,387	$52,552	$15,213
Cash, cash equivalents, and current investment securities	19,053	20,478	50,000	48,014	14,937
Non-current investment securities(8)	9,800	15,570	3,037	8,453	1,976
Restricted cash	817	1,350	1,350	—	—
Property & equipment, net	31,475	32,345	25,412	16,176	8,801
Total assets	100,683	107,096	108,046	91,494	38,775
Long-term liabilities	593	422	251	3	31
Shareholders' equity	84,928	90,984	91,805	78,288	27,184

(1)
In-process research and development expense of $3.8 million in 2008 represented amounts related to a development project acquired from Kensey Nash as part of the endovascular product line acquisition. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
See further discussion of these costs in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15 of this report.

(3)
In the third quarter of 2009, we discontinued the marketing and sales of the Safe-Cross product line, which was acquired from Kensey Nash Corporation in May 2008. The $1.1 million charge includes a patent impairment charge, impairment of long-lived assets, inventory write-offs and an amount in consideration of remaining contractual obligations to Kensey Nash Corporation primarily related to inventory purchases. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
During 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $410,000 for year ended December 31, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $126,000 for a portion of a leased facility that is no longer being utilized.

(5)
In the fourth quarter of 2009, we sold two of our auction rate securities at 90% and 92% of par, respectively. The amounts recorded represent the realized loss on the sale of these securities, which were recorded on our balance sheet at 90% of par at the date of sale.

(6)
In the fourth quarter of 2009, we determined that our remaining auction rate securities were other-than-temporarily impaired, due to a change in our intent to hold such investments until a full recovery of their par value. The $1.1 million recorded represents the impairment calculated by an independent consultant. See further discussion of our auction rate securities in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this report.

(7)
Income tax benefit for the year ended December 31, 2007 included an adjustment of $6.6 million which represented the release of a valuation allowance that we determined was no longer required on specific deferred taxes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(8)
Non-current investment securities at December 31, 2009 and 2008 included $9.8 million and $15.6 million of auction rate securities, respectively, which are currently illiquid. See further discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

        We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries throughout the world and are used to treat arterial blockages in the heart and legs as well as the removal of problematic pacemaker and defibrillator leads. Approximately one-half of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

Recent new product introductions

        In January 2010, we received clearance from the FDA to market the redesigned Turbo-Tandem™, a single-use, disposable device indicated for atherectomy of infrainguinal (leg) arteries. The Turbo-Tandem system is comprised of two integrated devices, a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. The Turbo-Tandem is designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel. In the third quarter of 2009, we initiated a limited market release of the first version of the Turbo-Tandem which was cleared by the FDA in July 2009. Based on physician feedback during the limited market release, we decided to make certain changes to the design of the product before the full commercial launch. We commenced the commercial launch of the redesigned Turbo-Tandem throughout the United States in March 2010.

        In December 2009, we introduced the full line of Quick-Cross® Select and the new Quick-Cross Extreme product lines. The Quick-Cross Select and Extreme product lines are intended for use to guide and support a guidewire during access of the vasculature, allow for wire exchanges and provide a conduit for the delivery of saline solutions or diagnostic contrast agents. The Quick-Cross Extreme is designed to facilitate the crossing of blockages in the legs and features a braided catheter and a straight tip. The braided catheter jacket improves strength and pushability. The Quick-Cross Select is a braided support catheter offering an angled tip configuration, which allows for quicker access into branched anatomy. These were extensions of the previous Quick-Cross product line and are available for 0.014", 0.018", and 0.035" guidewire compatibility in 65 cm, 90 cm, 135 cm, and 150 cm lengths.

        In December 2009, we received FDA 510(k) clearance for our VisiSheath™ Dilator Sheath device, which expands the market for VisiSheath, which also received CE Mark approval in Europe in 2009. The VisiSheath Dilator Sheath may be used alone as an independent sheath for dilating tissue surrounding cardiac leads, or as an enhanced outer support sheath in conjunction with compatible inner sheaths such as the SLS II. The VisiSheath Dilator Sheath is an enhanced tool to help physicians free cardiac leads from binding scar tissue that makes removal challenging by dilating the affected area. The VisiSheath device employs unique gold-coated steel marker bands to provide physicians with more than 200 percent better fluoroscopic visibility of the device tip than standard Teflon® or polypropylene sheaths. An advanced multi-layer construction and robust tip design deliver high performance for navigating over leads and dilating tissue.

        In June 2009, we received CE Mark approval for our ThromCat® XT Thrombus Removal System, a single-use, disposable device indicated for mechanical removal of thrombus from native coronary arteries and infrainguinal arteries. We immediately commenced the commercial launch of the product within the European Union. The approval triggered a milestone payment of $1.5 million pursuant to our Amended Development and Regulatory Services agreement with Kensey Nash Corporation. The ThromCat XT was an improvement to the current ThromCat system with enhanced thrombus removal and several advancements in ease-of-use, including an improved braid-reinforced, kink-resistant catheter jacket and a more robust helix. The ThromCat XT System generates a consistent vacuum pressure at the tip of the catheter to draw thrombus into the extraction ports where it is then macerated by an internal helix. Without further contact with the blood stream, the thrombus is then transported to an external collection bag.

Pending clinical indications

        In September 2009, we filed a 510(k) application with the FDA seeking clearance for the treatment of in-stent restenosis (ISR) in the legs with our commercially available peripheral atherectomy products. ISR is caused by the re-growth of tissue within the stent, known as neointimal hyperplasia, which can lead to blockages in the affected leg artery. The 510(k) application makes reference to the results of bench testing associated with the interaction of laser and nitinol stents. This testing shows that stents subjected to extensive fatigue testing following laser interaction had no fatigue-related failures. The submission also includes reference to clinical data supporting the safety and efficacy of excimer laser treatment in coronary artery ISR and an analysis of interim data from the peripheral artery ISR study, PATENT, which is ongoing in Germany. In response to our submission, we have received questions from the FDA and are in the process of preparing our responses. There can be no assurances that we will receive clearance from the FDA for the treatment of ISR.

Recent clinical trials

        In May 2009, we announced initial data from the four-year, retrospective Lead Extraction in Contemporary Settings (LExICon) study, and final results were published in February 2010 in the Journal of the American College of Cardiology. The study examined laser assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS® II Laser Sheath. The study demonstrated a compelling low rate of complication with a 1.4% major adverse event rate and 0.28% mortality rate, which represented a 26% relative reduction and more than 50% relative reduction, respectively, compared to a previous multi-center study evaluating the original SLS laser sheath. Efficacy results were very strong with a 97.7% clinical success rate. Details from the study were presented at the Heart Rhythm Society (HRS) meeting in Boston in May 2009, where HRS introduced their updated guidelines related to extraction of pacemaker and defibrillator leads. These guidelines expanded the specific clinical circumstances where a lead extraction should be considered from 14 to 30. We believe this data adds strongly to the clinical evidence supporting the safety of laser-assisted lead removal and will be instrumental in reshaping perceptions around this procedure as a mainstream treatment option for device patients.

        In December 2009, the CELLO trial data was published in The Journal of Endovascular Therapy. The CELLO study evaluated the effectiveness of excimer laser ablation with the Turbo-Booster for patients with PAD. The FDA-cleared laser treatment met its primary endpoint by reducing, on average, the percent diameter stenosis from 77.3 percent to 42.5 percent immediately post Turbo-Booster use, easily exceeding the goal of a 20 percent difference. Additionally, the Turbo-Booster had a low number of repeat vascular interventions, while safely improving a range of clinical and functional status assessments.

Kensey Nash acquisition

        In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC), which included all of the assets related to KNC's QuickCat™, ThromCat® and Safe-Cross® product lines, for $10.7 million in cash. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. We agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products, and $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2009, we have paid $2.5 million of the product development and regulatory milestones. The first milestone payment of $1.0 million was made in October 2008. The second milestone, related to obtaining CE mark approval for the next-generation ThromCat device, the ThromCat XT, was achieved by KNC in June 2009, which triggered another $1.5 million payment. As of December 31, 2009, cumulative sales of the acquired products were $9.6 million.

        During the third quarter of 2009, we completed a physician preference testing (PPT) with the objective of having physicians evaluate the performance of the next-generation Safe-Cross product (Safe-Cross TLX). The results of this PPT phase indicated that the improvements included in Safe-Cross TLX did not generate a significant improvement in outcomes, and it became clear that the changes to the product would not drive significant adoption relative to other alternatives. As a result, in the third quarter, we determined that further development and sales of the product should be discontinued. See further discussion of the discontinuation of Safe-Cross in "Results of Operations" and in Note 2 to the consolidated financial statements included in Part IV, Item 15, "Exhibits and Financial Statement Schedules."

        In December 2009, we transferred the manufacturing of the QuickCat products from KNC to our facility. We continue to purchase the ThromCat products from KNC, and we pay KNC transfer prices for the ThromCat based on the cost to manufacture the products plus a percentage of the sales of the ThromCat. Additionally, after KNC's manufacture of the ThromCat products is transferred to us, we will continue to pay KNC a share of revenues received from sales of such products.

Federal investigation

        On September 4, 2008, we were jointly served by the FDA and the Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado. The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company's products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company's personnel.

        On December 29, 2009, we announced that we had reached a resolution with the United States Department of Justice (DOJ) and the Office of Inspector General (OIG) of the United States Department of Health and Human Services regarding the federal investigation. We had been cooperating with the investigation since September 4, 2008.

        As part of the resolution, we entered into a civil Settlement Agreement, dated December 22, 2009, with the DOJ and the OIG. Pursuant to the terms of the Settlement Agreement, we settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million, without any admission of wrongdoing by the Company. As part of the Settlement Agreement, we also expressly denied the contentions of the United States, except those specifically included in the Non-Prosecution Agreement, which we entered into on December 28, 2009 with the DOJ. Pursuant to the terms of the Non-Prosecution Agreement, we agreed to a forfeiture of $100,000. The DOJ has agreed not to prosecute the Company in return for compliance with the terms of the Non-Prosecution Agreement. There are no criminal charges against the Company.

        As part of the resolution, we also agreed to enter into a five-year Corporate Integrity Agreement (CIA) with OIG. The CIA acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements.

        The Company remains fully eligible to participate in all federal health care programs.

        The foregoing description of the Non-Prosecution Agreement, the Settlement Agreement and the Corporate Integrity Agreement is not complete and is qualified in its entirety by reference to such agreements that are attached to our Current Report on Form 8-K filed on December 29, 2009.

        See Note 17, "Commitments and Contingencies," to our consolidated financial statements included in Part IV, Item 15 of this report for a discussion of this and other legal proceedings in which we are involved.

Revenue by Product Line

	2009		2008		2007
	(in thousands)
Disposable products:
Vascular Intervention	$61,940	54%	$57,432	55%	$47,461	57%
Lead Management	36,782	32	28,898	28	21,173	25
Service and other revenue*	9,327	8	9,043	9	7,949	10
Laser equipment	6,788	6	8,637	8	6,291	8

Total revenue	$114,837	100%	$104,010	100%	$82,874	100%

*
Other revenue consists primarily of sales of ELANA disposable products (see "Strategic Alliances"), offset by a provision for sales returns.

Financial Results by Geographical Segment

        Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes our corporate headquarters, with research and development as well as corporate administrative functions performed within this segment. As of December 31, 2009, 2008, and 2007, cost allocations of these functions to International Medical have not been performed.

	2009		2008		2007
	(In thousands)
Revenue
United States	$96,920	84%	$90,276	87%	$72,999	88%
International	17,917	16	13,734	13	9,875	12

Total revenue	$114,837	100%	$104,010	100%	$82,874	100%

	2009	2008	2007
	(In thousands)
Net (loss) income
United States	$(15,978)	$(5,620)	$5,015
International	2,605	1,665	2,214

Total net (loss) income	$(13,373)	$(3,955)	$7,229

Selected Consolidated Statements of Operations Data

        The following tables present Consolidated Statements of Operations data for the years ended December 31, 2009 and December 31, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

	For the year ended December 31,
(in thousands, except for percentages and laser placements)	2009	% of rev(1)	2008	% of rev(1)	$ change 2009-2008	% change 2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$61,940	54%	$57,432	55%	$4,508	8%
Lead management	36,782	32	28,898	28	7,884	27

Total disposable products revenue	98,722	86	86,330	83	12,392	14
Service and other revenue	9,327	8	9,043	9	284	3
Laser revenue:
Equipment sales	2,079	2	4,519	4	(2,440)	(54)
Rental fees	4,709	4	4,118	4	591	14

Total laser revenue	6,788	6	8,637	8	(1,849)	(21)

Total revenue	114,837	100	104,010	100	10,827	10
Gross profit	81,697	71	74,621	72	7,076	9
Operating expenses
Selling, general and administrative	68,478	60	61,150	59	7,328	12
Research, development and other technology	15,060	13	13,449	13	1,611	12
Purchased in-process research and development	—	—	3,849	4	(3,849)	nm
Federal investigation settlement	5,000	4	—	—	5,000	nm
Federal investigation legal and other costs	2,362	2	2,450	2	(88)	(4)
Litigation settlement	1,166	1	—	—	1,166	nm
Discontinuation costs—Safe-Cross product line	1,075	1	—	—	1,075	nm
Employee termination and lease abandonment costs	536	—	—	—	536	nm

Total operating expenses	93,677	82	80,898	78	12,779	16
Operating loss	(11,980)	(10)	(6,277)	(6)	(5,703)	91
Other income (expense)
Loss on sale of auction rate securities	(540)	—	—	—	(540)	nm
Other-than-temporary impairment of auction rate securities	(1,100)	(1)	—	—	(1,100)	nm
Interest income	410	—	1,668	2	(1,258)	(75)
Other, net	(37)	—	(52)	—	15	(29)

Loss before income taxes	(13,247)	(12)	(4,661)	(4)	(8,586)	184
Income tax (expense) benefit	(126)	—	706	1	(832)	(118)

Net loss	$(13,373)	(12)%	$(3,955)	(4)%	$(9,418)	238%

Worldwide installed base of laser systems	902		850		52

(1)
Percentage amounts may not add due to rounding.
nm = not meaningful.

  Revenue and gross margin

        Revenue for the year ended December 31, 2009 was $114.8 million, an increase of 10% as compared to $104.0 million for the year ended December 31, 2008. This increase is mainly attributable to a 14% increase in disposable products revenue, which consists of single-use catheter products, and a 3% increase in service and other revenue, partially offset by a 21% decrease in laser revenue. Our product mix changed slightly year-over-year, with 86% of revenue coming from disposables in 2009 compared with 83% from disposables in 2008. Service and other revenue represented 8% of total revenue in 2009 as compared to 9% of revenue in 2008. Revenue from laser sales and rentals decreased to 6% of total revenue in 2009 from 8% of total revenue in 2008.

        We separate our disposable products revenue into two separate categories—Vascular Intervention (VI) and Lead Management (LM). For the year ended December 31, 2009, our VI revenue totaled $61.9 million (63% of our disposable products revenue) and our LM revenue totaled $36.8 million (37% of our disposable products revenue). For 2008, our VI revenue totaled $57.4 million (67% of our disposable products revenue) and our LM revenue totaled $28.9 million (33% of our disposable products revenue).

        VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 8% from 2008 to 2009. The increased VI revenue is due to unit volume increases in addition to price increases. Approximately one-half of the increase was due to price increases implemented at the beginning of 2009. VI sales include three product categories—atherectomy, which decreased 8%; crossing solutions, which increased 28%; and thrombectomy, which increased 97%, all compared with 2008. We believe the decrease in atherectomy product sales is primarily due to the current competitive environment in peripheral atherectomy procedures, particularly those performed below the knee. The increase in thrombectomy was primarily due to the first full year of revenue from the endovascular product lines acquired from Kensey Nash Corporation in May 2008, which totaled $6.1 million in 2009 compared to $3.1 million from May 31 to December 31, 2008.

        LM revenue grew 27% in 2009 as compared with 2008. We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the recently concluded LExICon registry, and (3) favorable market dynamics due to recently expanded guidelines set forth by the HRS for lead extractions. We estimate that the majority of replaced pacemaker or defibrillator leads are capped and left in the body. We have established a dedicated Lead Management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

        Laser revenue was $6.8 million and $8.6 million for 2009 and 2008, respectively. Equipment sales revenue, which is included in laser revenue, decreased 54% from 2008. We sold fourteen laser systems in 2009 (twelve from inventory, two rental conversions) as compared to thirty-two laser systems (twenty-six from inventory, six rental conversions) in the prior year. We believe the decline in laser sales was due primarily to reduced capital budgets at hospitals in light of current economic conditions. Rental revenue increased 14% in 2009 as compared to the prior year. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 388 at December 31, 2008 to 438 at December 31, 2009, as well as our focus on converting under-performing Cap-Free lasers to straight rentals. Service and other revenue increased 3%, to $9.3 million in 2009 from $9.0 million in 2008, due primarily to our increased installed base of laser systems.

        We placed 122 laser systems with new customers during 2009 compared with 145 during the prior year. Of those new laser placements, 70 laser systems were transfers from the existing installed base in 2009 compared with 38 transfers in 2008. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated. This brings our worldwide installed base of laser systems to 902 (699 in the U.S.) at December 31, 2009.

        On a geographic basis, revenue in the United States was $96.9 million in 2009, an increase of 7% from the prior year. International revenue totaled $17.9 million, an increase of 30% from 2008. In Europe and the Middle East (EMEA), the increase in international revenue was led by sales of thrombectomy products acquired in May 2008, which increased to $3.3 million in 2009 from $1.7 million in the period from May to December 2008, as well as an increase in both VI and LM product sales. In addition, sales to the Asia Pacific/Latin America sector (APLA) increased 36% year-over-year, with increases across all product lines, particularly in laser sales.

        Gross margin in 2009 was 71.1%, a decrease of less than one percentage point as compared with 71.7% in 2008. The gross margin decline was due primarily to a less favorable margin mix of product revenues within VI disposable product sales. In 2009, as compared to 2008, we experienced growth in our non-laser disposables, including support catheters and thrombectomy products, which carry lower gross margins than our laser based catheters. Additionally, laser margins were lower than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared to the year-ago period.

  Operating expenses

        Operating expenses of $93.7 million in 2009 increased 16% from $80.9 million in 2008. Operating expenses in 2009 and 2008 include a number of special items which are separately disclosed components within operating expenses in our statement of operations. In 2009, these special items totaled $10.1 million, compared to $6.3 million in 2008, and they are further described below. In addition, selling, general and administrative expenses, and research, development and other technology increased by 12% as compared to the prior year.

        Selling, general and administrative.    The 12% increase in selling, general and administrative expenses was primarily due to:

        (1)   Marketing and selling expenses increased approximately 11% or $5.2 million, to $52.6 million 2009 from $47.4 million in 2008, primarily as a result of the following:

  •
  Increased personnel-related costs of approximately $1.0 million associated with the staffing of additional employees within our U.S. field sales organization in 2009 as compared with the same period of the prior year. These costs include salaries and related taxes, recruiting, and travel costs.

  •
  Increased incentive compensation of approximately $2.4 million, which is mainly due to the increase in revenues and additional employees.

  •
  Increased marketing expenses of approximately $0.6 million, due primarily to new product launches and anticipated new product launches.

  •
  Approximately $1.2 million in increased sales-related costs for our international operations, due primarily to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe, acquired in May 2008, in addition to higher sales and commissions expense due to the increase in revenues.

        (2)   General and administrative expenses increased approximately 15% or $2.1 million, to $15.8 million in 2009 from $13.7 million in 2008, due primarily to costs associated with enhancing our regulatory compliance programs and resources.

        Research and development.    Research, development and other technology expenses of approximately $15.1 million in 2009 increased 12% compared to 2008. Costs included within research, development and other technology expenses are product costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:

  •
  Personnel-related costs and outside contractor services increased by $0.5 million due primarily to a year-over-year increase in headcount of three employees. These costs include salaries and related taxes, recruiting, and travel costs.

  •
  Clinical studies expenses decreased approximately $0.9 million 2009 as compared to the prior year, due in part to the timing of completion of certain clinical studies.

  •
  Product development costs increased by approximately $1.5 million compared to 2008 related to the design of the Turbo-Tandem and other development projects.

  •
  Royalty expenses increased by approximately $0.5 million due to higher sales of products incorporating technology that we license.

        Purchased in-process research and development.    Included in the results for 2008 is $3.8 million of in-process research and development expense acquired from KNC as part of the endovascular product line acquisition. The value assigned to acquired in-process technology was determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use. During the remainder of 2008 and 2009, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology.

        Federal investigation settlement.    In December 2009, we reached a resolution with the federal government regarding the previously discussed federal investigation. As part of the resolution, we entered into a Non-Prosecution Agreement with the DOJ and we agreed to a forfeiture of $100,000, and the DOJ has agreed not to prosecute the Company in return for compliance with the terms of the agreement. In addition, we entered into a civil Settlement Agreement with the DOJ and the OIG, pursuant to which we settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million, without any admission of wrongdoing by the Company. See further discussion of this matter in Note 17, "Commitments and Contingencies," of the consolidated financial statements included in Part IV, Item 15 of this report.

        Federal investigation legal and other costs.    Legal and other expenses related to the federal investigation which began in September 2008 were approximately $2.4 million in both 2009 and 2008. Since the investigation began, we have incurred a total of $4.8 million in legal and other expenses related to the federal investigation. In the fourth quarter of 2009, we received an insurance payment of approximately $0.9 million which reimbursed certain costs related to the federal investigation previously expensed during the year.

        Litigation settlement.    The $1.2 million included in this line item represents the current year provision for royalties related to a patent license agreement with Dr. Rentrop, which was negotiated as part of a litigation settlement and which we paid in December 2009. The total amount paid in December 2009 was $2.3 million, which included the current year provision and $1.1 million accrued as royalty expense in prior periods. See further discussion of this matter in Note 17, "Commitments and Contingencies," of the consolidated financial statements included in Part IV, Item 15 of this report.

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

See further discussion of the discontinuation costs in Note 2 to the consolidated financial statements included in Part IV, Item 15 of this report.

        Employee termination and lease abandonment costs.    In the second and third quarters of 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $410,000 for the year ended December 31, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $126,000 for a portion of a leased facility that is no longer being utilized.

        Loss on sale of auction rate securities.    In the fourth quarter of 2009, we sold two of our auction rate securities at 90% and 92% of par, respectively. The amounts recorded represent the realized loss on the sale of these securities, which were recorded on our balance sheet at 90% of par at the date of sale.

        Other-than-temporary impairment of auction rate securities.    In the fourth quarter of 2009, we determined that our remaining auction rate securities were other-than-temporarily impaired, due to a change by management regarding our intent to hold such investments until a full recovery of their par value. The $1.1 million recorded represents the impairment calculated by an independent consultant. See further discussion of our auction rate securities in Note 3 to the consolidated financial statements included in Part IV, Item 15 of this report.

  Interest income

        Interest income decreased 75% to $0.4 million in 2009 from $1.7 million in 2008. The decrease in interest income in 2009 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.

  Loss before income taxes

        Pre-tax loss for the year ended December 31, 2009 was $13.2 million, compared with a pre-tax loss of $4.7 million for the year ended December 31, 2008. The current period results included $10.1 million of special items, in addition to $1.6 million of losses related to our auction rate securities. The prior year results included $6.3 million of special items, as described above.

  Income taxes

        For the year ended December 31, 2009, we recorded income tax expense of $0.1 million comprised of state and foreign income taxes payable. We did not recognize any deferred tax benefit during the year, as we recorded an additional valuation allowance to fully reserve the deferred tax benefits arising from our pretax loss for 2009, based on our analysis of the realizability of our deferred tax asset. This determination was based primarily on our forecast of available taxable income in future years. Based on our analysis, we expect that it is more likely than not that we will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of December 31, 2009.

  Net (loss) income

        We recorded a net loss for year ended December 31, 2009 of $13.4 million, or ($0.41) per fully diluted share, compared with a net loss of $4.0 million, or ($0.12) per fully diluted share, in 2008.

        The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuation in euro currency rates during the year ended December 31, 2009 as compared with the prior year caused a decrease in consolidated revenue of $0.7 million and a decrease in consolidated operating expenses of $0.5 million, representing less than a 1% decrease as compared with the prior year.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

	For the year ended December 31,
(in thousands, except for percentages and laser placements)	2008	% of rev(1)	2007	% of rev(1)	$ change 2008-2007	% change 2008-2007
Revenue
Disposable products revenue:
Vascular intervention	$57,432	55%	$47,461	57%	$9,971	21%
Lead management	28,898	28	21,173	26	7,725	36

Total disposable products revenue	86,330	83	68,634	83	17,696	26
Service and other revenue	9,043	9	7,949	9	1,094	14
Laser revenue:
Equipment sales	4,519	4	3,264	4	1,255	38
Rental fees	4,118	4	3,027	4	1,091	36

Total laser revenue	8,637	8	6,291	8	2,346	37

Total revenue	104,010	100	82,874	100	21,136	26
Gross profit	74,621	72	60,918	74	13,703	22
Operating expenses
Selling, general and administrative	61,150	59	50,048	60	11,102	22
Research, development and other technology	13,449	13	10,814	13	2,635	24
Purchased in-process research and development	3,849	4	—	—	3,849	nm
Federal investigation legal and other costs	2,450	2	—	—	2,450	nm

Total operating expenses	80,898	78	60,862	73	20,036	33
Operating (loss) income	(6,277)	(6)	56	—	(6,333)	nm
Other income (expense)
Interest income	1,668	2	2,633	3	(965)	(37)
Other, net	(52)	—	(35)	—	(17)	49
(Loss) income before income taxes	(4,661)	(4)	2,654	3	(7,315)	(276)
Income tax benefit (expense)	706	1	4,575	6	(3,869)	(85)

Net (loss) income	$(3,955)	(4)%	$7,229	9%	$(11,184)	(155)%

Worldwide installed base of laser systems	850		743		107

(1)
Percentage amounts may not add due to rounding.
nm = not meaningful.

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

        For the 2008 year, our VI revenue totaled $57.4 million (67% of our disposable products revenue) and our LM revenue totaled $28.9 million (33% of our disposable products revenue). For the

2007 year, our VI revenue totaled $47.5 million (69% of our disposable products revenue) and our LM revenue totaled $21.2 million (31% of our disposable products revenue). VI revenue grew 21% in 2008 as compared with 2007. VI revenue growth was primarily due to unit volume increases in our Quick-Cross support catheter, unit volume increases from the continued penetration of our peripheral laser atherectomy product lines, as well as post-acquisition date revenue from the endovascular product lines acquired from Kensey Nash Corporation on May 30, 2008. VI revenue growth in 2008 slowed in comparison to 2007 due primarily to what we believe is a heightened competitive environment in atherectomy procedures, particularly those performed below the knee.

        Lead Management revenue grew 36% for the year ended December 31, 2008, as compared with the 2007 year. We believe our LM revenue increased primarily as a result of the increase in the use of ICDs, devices that regulate heart rhythm.

        Laser equipment revenue was $8.6 million and $6.3 million for the years ended December 31, 2008 and 2007, respectively. Laser sales revenue, which is included in laser equipment revenue, increased 38% to $4.5 million in 2008 from $3.3 million in 2007. We sold 32 laser systems (26 as outright sales from inventory and six conversions from rental systems) during 2008 as compared to 22 laser systems (16 as outright sales from inventory and six sales conversions from rental systems) during 2007. Rental revenue increased 36% during 2008, from $3.0 million in 2007 to $4.1 million in 2008. This increase was due primarily to the increase in our installed rental base of laser systems, which increased from 312 at December 31, 2007 to 388 at December 31, 2008. Service and other revenue increased to $9.0 million in 2008 as compared to $7.9 million in 2007. The 14% increase was due primarily to the increased installed base of laser systems.

        Our worldwide installed base of laser systems (which includes outright sales, rental systems and evaluation systems) increased by 107 during 2008, compared with an increase of 120 laser systems last year. This brought our worldwide installed base of laser systems to 850 (672 in the U.S.) at December 31, 2008.

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

  Operating expenses

        Operating expenses of $80.9 million in 2008 increased 33% from $60.9 million in 2007. This increase was mainly due to a 22% increase in selling, general and administrative expenses and a 24% increase in research, development and other technology expenses relative to the prior year, as well as $3.8 million of in-process research and development acquired from Kensey Nash in the second quarter of 2008. In addition, legal and other costs related to the federal investigation in 2008 were $2.4 million.

        Selling, general and administrative.    The 22% increase in selling, general and administrative expenses was primarily due to:

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

    •
    Increased incentive compensation of approximately $2.5 million, which was mainly due to the increase in revenues and additional employees.

    •
    Approximately $2.2 million in increased sales-related costs for our international operations, of which approximately $0.6 million was due to incremental expenses for sales and marketing activities related to the acquired Kensey Nash products in Europe.

    •
    Increased expenses of approximately $0.4 million in other expenses, including depreciation, amortization, and materials.

        (2)   General and administrative expenses increased approximately 16% or $1.9 million in 2008 compared with the prior year, primarily the result of the following:

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

    •
    Increased legal expense of approximately $0.2 million, primarily due to costs related to the appeal of the Rentrop verdict (see Note 17, "Commitments and Contingencies").

    •
    Increased bad debt expense of $0.1 million.

    •
    The above increases were partially offset by a decrease in stock compensation expense of approximately $0.3 million included in selling, general and administrative expenses in 2008 as compared to the prior year, due to higher than anticipated forfeitures in 2008.

        In addition, legal and other costs related to the federal investigation in 2008 were $2.4 million, with no corresponding expense in 2007 (see Note 17, "Commitments and Contingencies").

        Research and development.    Included in the results for 2008 was $3.8 million of in-process research and development expense acquired from KNC as part of the endovascular product line acquisition, which is discussed in more detail in Note 2, "Business Combination," to our consolidated financial statements included in this report. The value assigned to acquired in-process technology is determined by identifying products under research in areas for which technological feasibility had not been established, including technology relating to products that have not received FDA approval and which has no alternative future use. During the third and fourth quarters of 2008, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology.

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

  Loss before income taxes

        Pre-tax loss for 2008 was $4.7 million, compared with pre-tax income of $2.7 million for 2007. The 2008 results included the $3.8 million in-process research and development charge and $2.4 million of legal and other costs related to the federal investigation noted above. Given the Company's significant historical net operating losses which are available to offset future taxable income, any income tax expense or benefit is a non-cash item. As a result, management believes that pre-tax income or loss is the most appropriate measure of its operating performance.

  Income taxes

        For the year ended December 31, 2008, we recorded a net income tax benefit of $0.7 million against our pretax loss of $4.7 million. Included in the net tax benefit for 2007 was a non-cash tax benefit of $6.6 million related to a reduction in the valuation allowance against our deferred tax asset. This adjustment was made as a result of our quarterly assessment of our deferred tax asset, and the reasons for the adjustment are discussed in more detail in Note 13, "Income Taxes," to our accompanying consolidated financial statements. In addition to the valuation allowance adjustment, for the year ended December 31, 2007, we recorded an income tax provision of $2.0 million against our pretax income for the period. A portion of the Company's granted stock options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Due to the treatment of incentive stock options for tax purposes, our effective tax rate is subject to variability.

  Net loss

        We recorded a net loss for the year ended December 31, 2008 of $4.0 million, or ($0.12) per fully diluted share, compared with net income of $7.7 million, or $0.21 per fully diluted share, in 2007. The 2008 results included the $3.8 million in-process research and development charge and $2.4 million of legal and other costs related to the federal investigation noted above, and the 2007 results included a non-cash tax benefit of $6.6 million related to a reduction in the valuation allowance against our deferred tax asset.

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

Income Taxes

        At December 31, 2009, we had net operating loss carryforwards for United States federal income tax purposes of approximately $17.9 million. Our ability to use these NOLs in the future may be limited. See Item 1A, "Risk Factors—The amount of our net operating loss carryovers may be limited." We also have tax loss carryforwards in The Netherlands, which currently expire in 2012, of approximately $13 million available to offset future taxable income, if any, in the Netherlands. In Germany, we pay income taxes of 30% of our German statutory income.

        An alternative minimum tax credit carryforward of approximately $0.5 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, we have net operating loss carryforwards for United States federal income tax purposes of approximately $22.1 million. We also have research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2009 of approximately $1.5 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2029.

        At December 31, 2009, based upon projections for future taxable income, we have recorded a net deferred tax asset of $6.5 million, as we have determined it is more likely than not that we will recover this amount in future periods.

Liquidity and Capital Resources

        As of December 31, 2009, we had cash, cash equivalents and current investment securities available for sale of $19.1 million, down $1.4 million from December 31, 2008.

        As of December 31, 2009, we had long-term investment securities of $9.8 million, a decrease of $5.8 million from $15.6 million at December 31, 2008. Long-term investment securities at December 31, 2009 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid. We sold two of these securities at 90% and 92% of par, respectively, in the fourth quarter of 2009, for cash proceeds of $5.5 million. We also received partial redemptions of $0.8 million on two of the issues of these securities, at par, in 2009. In March 2010, we sold a third security at 90% of par, for cash proceeds of $2.7 million. See further discussion of our ARS in Note 3, "Investment Securities," to our consolidated financial statements included in Part IV, Item 15 of this report.

        If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further. This would negatively affect our financial position, results of operations and liquidity. Although we currently believe that our cash, cash equivalents and current investment securities balances at December 31, 2009 are sufficient to fund our operations through at least the next twelve months, the outcome of the shareholder and derivative litigation and our obligations to indemnify and advance the legal expenses of our present and former directors, officers and agents are uncertain and may require resources beyond what we have currently available. We cannot provide assurances that debt or equity financing, if needed, would be available on favorable terms, if at all.

        Operating Activities.    For the year ended December 31, 2009, cash used in operating activities totaled $5.4 million. The primary uses of cash were the following:

  (1)
  The net loss of $13.4 million, offset by $15.5 million of non-cash expenses, which included $9.9 million of depreciation and amortization, $2.9 million of stock-based compensation expense, $0.3 provision for excess and obsolete inventories, $0.5 million of realized loss on the sale of our auction rate securities, $1.1 million of other-than-temporary impairment of our auction rate securities, and $0.8 million of non-cash charges related to the discontinuation of the Safe-cross product line.

  (2)
  The net decrease in operating assets and liabilities of approximately $7.5 million was due primarily to the following:

  •
  An increase in equipment held for rental or loan of $5.6 million as a result of expanding placement activity of our laser systems through our rental and evaluation programs;

  •
  An increase in trade accounts receivable of approximately $0.7 million, due primarily to higher revenue in 2009 compared to the prior year;

  •
  An increase in inventory of approximately $0.7 million, largely in disposables inventory, due primarily to the introduction and build-up of new products, and slightly higher stocking levels to meet the increase in catheter demand;

  •
  A decrease in accounts payable and accrued liabilities of $0.2 million, related primarily to a payment to Dr. Rentrop of $2.3 million related to our negotiated patent agreement, offset by increases in accounts payable and other accrued liabilities due to the timing of payments and overall increase in spending in 2009; and

  •
  A decrease in deferred revenue of $0.2 million, due to fewer laser sales and therefore fewer warranties and service plans sold in 2009 compared to the prior year.

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

	December 31, 2009	December 31, 2008
Days Sales Outstanding	50	53
Inventory Turns	4.1	3.8

        Investing Activities.    For the year ended December 31, 2009, cash provided by investing activities was $6.1 million, consisting of proceeds from the maturity, sale or redemption of investment securities, including the sale of two of our auction rate securities, of $10.6 million and a decrease in restricted cash of $0.5 million. These cash in-flows were partially offset by capital expenditures of $3.3 million, a milestone payment to Kensey Nash Corporation of $1.5 million, and two acquisitions of patents for a total of $0.2 million. The decrease in restricted cash was due to a payment made to Dr. Rentrop related to the patent litigation for its restricted purpose; see Note 17, "Commitments and Contingencies," of the consolidated financial statements included in Part IV, Item 15 of this report for more information. The capital expenditures included manufacturing capacity expansion projects as well as additional capital items for research and development projects and additional computer equipment purchases.

        Financing Activities.    Cash provided by financing activities for the year ended December 31, 2009 was $2.3 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options and stock issuance under our employee stock purchase plan.

        At December 31, 2009, we had no significant debt or capital lease obligations.

Capital Resources

        During the years ended December 31, 2009 and 2008, we purchased approximately $3.3 million and $5.1 million, respectively, of property and equipment for cash. During 2009 and 2008 we also invested approximately $5.6 million and $7.7 million, respectively, in laser equipment held for rental or loan under our rental and evaluation programs (these amounts are included in cash flows from operating activities). We expect to fund any capital expenditures in 2010 from cash and cash equivalents.

Contractual Obligations

        The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under license agreements. The future minimum payments under noncancelable operating leases and purchase obligations as of December 31, 2009 are as follows (in thousands):

	Total	One Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Leases	$9,443	$1,553	$2,446	$2,194	$3,250
Purchase Obligations	9,187	7,951	1,236	—	—
Royalty Obligations	7,900	740	1,480	1,480	4,200

Total	$26,530	$10,244	$5,162	$3,674	$7,450

Off-Balance Sheet Arrangements

        We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in Part IV, Item 15 of this report. Below is a discussion of our critical accounting policies and their impact on the preparation of our consolidated financial statements.

        Use of Estimates.    We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate our estimates and judgments, including those relating to the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; contingencies and litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Actual results could differ from those estimates, and the carrying values of these assets and liabilities may differ under different assumptions or conditions.

        Revenue Recognition.    We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue from the sale of our disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, we allow returns under certain circumstances and record a provision for sales returns based on historical returns experience. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. Our field service engineers are responsible for installation of each laser. We generally provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer similar service to our customers under service contracts or on a fee-for-service basis. We recognize revenue from fee-for-service arrangements upon completion of the related service.

        We account for service provided during the one-year warranty or service contract period as a separate unit of accounting in accordance with US GAAP. As such, we defer the fair value of this service and recognize it as revenue on a straight-line basis over the related warranty or service contract period and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally include delivery and installation of the laser system.

        In addition to the sale of laser systems, we also offer laser system placement programs, including flat-rate rentals and variable (depending on catheter purchases) rentals for which we invoice the customer and recognize revenue on a monthly or quarterly basis. We also offer a "Cap-Free" program under which the customer does not pay a rental fee, but agrees to a catheter price list that includes a per-unit surcharge. We recognize the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers' use of the laser system each month. Under the laser system placement programs, the laser system is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred.

        We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of our worldwide sales in 2009 and 2008. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

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

        Allowance for Doubtful Accounts.    We use judgment in estimating the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and the overall quality of the receivables. We review individual accounts receivable balances for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. We believe our estimates regarding the collectibility of our accounts receivable are reasonable; however, if the financial condition of our customers were to deteriorate, significant additional allowances could be required.

        Inventory reserves.    We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for our products. We review and update our estimates for excess and obsolete inventory on a quarterly basis. The estimates we use for product demand are consistent with our sales forecasts and are also used for near-term production planning and inventory purchasing. Increases in the inventory reserves result in a corresponding expense to cost of goods sold. We believe that our estimates for obsolete and excess inventory are reasonable based on facts in existence at the time of estimation. However, other factors, such as future product introductions, the introduction of competing technologies or changes in market demand, may require additional reserves, which could have a material effect on gross margins in any given period.

        Royalty liability.    We license certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements and is included in research, development and other technology in the accompanying financial statements. We have established liabilities for royalty payment obligations based on these calculations, which may involve management estimates that require judgment. Although we believe the estimates to be reasonable based on facts in existence at the time of estimation, the estimates are subject to change based on changes in the underlying facts and assumptions used to develop these estimates.

        Stock-based compensation.    We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock option awards on the date of grant using either the Black-Scholes options pricing model or a trinomial lattice model, both of which require management's estimates and assumptions regarding a number of complex and subjective variables including volatility, expected term of the options, and other inputs. In recognizing stock-based compensation expense, we also estimate future forfeitures based on historical forfeiture data. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current and prior periods and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was $2.9 million, $2.8 million and $3.2 million, respectively.

        Income Taxes.    We account for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2009, we have a net deferred tax asset of $6.5 million. Based primarily on our projections of future taxable income, we believe that it is more likely than not that this net deferred tax asset will be realized, but there can be no assurances that our estimates are accurate or that our assumptions will not change.

        Valuation of Purchased In-Process Research and Development (IPRD).    When we acquired the Kensey Nash endovascular product line in the second quarter of 2008, the purchase price was allocated based upon the fair value of tangible assets, IPRD, goodwill and intangible assets in accordance with US GAAP applicable at that time. We recognized $3.8 million of IPRD for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that had not received FDA approval and had no alternative future use. Such valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD was determined by estimating future cash flows of the technology and discounting net cash flows back to present values. We considered, among other things, the project's stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk. During 2008 and 2009, there was no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology.

        Goodwill and Other Intangible Assets.    Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and we review them for impairment annually, or whenever events or circumstances indicate their carrying amount may not be recoverable. We amortize our intangible assets, which consist primarily of patents, using the straight-line method over periods which currently range from 4 to 6 years. Management must use significant estimates and assumptions in evaluating whether or not impairment of goodwill and other intangible assets has occurred, and in evaluating the useful lives of amortized intangible assets. Significant changes in these estimates and management's assumptions may reduce the carrying amount of these intangible assets.

        Valuation of Auction Rate Securities (ARS).    The fair value for our ARS at December 31, 2009 is based on a third-party pricing model and is classified as a Level 3 pricing category in accordance with the accounting rules for fair value measurements. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was little recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 3.3% to 8.4%. In order to calculate the discount rate, we estimated the expected yield on an average high grade municipal bond. In our view, high grade municipal bonds are the most closely comparable security to the auction rate securities contained in our portfolio because they have similar credit quality and are government-backed, as is the substantial portion of our ARS portfolio (through the FFELP program). We utilized forecasts for the 3-month LIBOR based on the forecasted data from "Wolters Kluwer—Blue Chip Financial Forecasts," then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because we are currently unable to withdraw from the securities, we also added a 100 basis points illiquidity premium to the discount rate. For one of our securities, which has a credit rating from Moody's of A3, we also included a 200 basis point premium to reflect the security's lower credit rating.

        The estimated liquidation dates used in the valuation analysis were 3 years from the balance sheet date. At December 31, 2009, we also performed a sensitivity analysis in the valuation of our ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $9.3 million to $10.4 million. We believe that our current valuation of $9.8 million is a reasonable measure of fair value of the securities. Although we believe our estimates are reasonable based on facts in existence at the time of estimation, these facts and our estimates are subject to change.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted this new guidance on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective on January 1, 2009, and we will apply this new guidance prospectively to all business combinations subsequent to the effective date.

        In April 2008, the FASB issued new accounting guidance related to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible asset. We adopted this guidance as of January 1, 2009, and it had no material impact on our consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance related to fair value measurements, the recognition of other-than-temporary impairments, and interim disclosures about the fair values of financial instruments. This provides additional guidance in fair value measurements in markets which are not active, and in determining whether impairments in debt securities are other-than-temporary. It also requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. We adopted this guidance and its disclosure requirements in the second quarter of 2009, and it had no material impact on our consolidated financial statements.

        In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance in the second quarter of 2009 and its adoption had no material impact on our consolidated financial statements.

        In June 2009, the FASB established the FASB Accounting Standards Codification™ (ASC or Codification), officially released on July 1, 2009, as the sole source of authoritative generally accepted accounting principles used by nongovernmental entities in the preparation of financial statements. The Codification is meant to simplify the authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009.

        In October 2009, an update was made to ASC 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning January 1, 2011, and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have, if any, on our consolidated financial position and results of operations when it becomes effective in 2011.

        In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. We maintain an investment portfolio of various issuers, types and maturities, which consist of both fixed and variable rate financial instruments. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with temporary unrealized gains or losses reported as a separate component in stockholders' equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures.

        We hold $9.8 million in auction rate securities (ARS), classified as long-term on our balance sheet as of December 31, 2009, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation. The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Beginning in February 2008, auctions failed for these holdings because sell orders exceeded buy orders. The funds associated with these securities will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

        As of December 31, 2009, the unrealized loss on our ARS was approximately $1.1 million, reducing the $10.9 million par value of the securities to their fair value of $9.8 million. In 2009, we determined that this impairment was other-than-temporary and recorded a $1.1 million charge to our consolidated statement of operations. At December 31, 2009, we also performed a sensitivity analysis in the valuation of our ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $9.3 million to $10.4 million. See further discussion of our ARS above under

Item 7, "Critical Accounting Polices," and in Note 3, "Investment Securities," to our consolidated financial statements included in this report.

        Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses. For the year ended December 31, 2009, approximately $0.7 million of decreased revenue and $0.5 million of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro as compared to the prior year. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the year ended December 31, 2009 was a decrease in net income of $0.2 million as compared to the prior year.

ITEM 8.    Financial Statements and Supplementary Data

        See the Index to Consolidated Financial Statements appearing in Part IV, Item 15 on page F-1 of this Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

        Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company's internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2009. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited the Company's accompanying consolidated financial statements and the Company's internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K.

March 15, 2010	/s/ EMILE J. GEISENHEIMER EMILE J. GEISENHEIMER Chairman, President and Chief Executive Officer
March 15, 2010	/s/ GUY A. CHILDS GUY A. CHILDS Vice President, Chief Financial Officer

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

        Audit Committee Financial Expert.    This information is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

        Identification of the Audit Committee.    This information is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

        Section 16(a) Beneficial Ownership.    This information is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

        Code of Ethics.    This information is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

ITEM 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

ITEM 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from the registrant's definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)	Documents Filed as a Part of The Report
	(1)	Consolidated Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.
	(2)	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts is included within the Consolidated Financial Statements. All other schedules are omitted because the required information is inapplicable.
	(3)	Exhibits
See Exhibit Index.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 15th day of March, 2010.

THE SPECTRANETICS CORPORATION
By:	/s/ EMILE J. GEISENHEIMER Emile J. Geisenheimer Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ EMILE J. GEISENHEIMER Emile J. Geisenheimer	Director and Chairman of the Board of Directors, President and Chief Executive Officer, (Principal Executive Officer)	March 15, 2010
/s/ GUY A. CHILDS Guy A. Childs	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2010
/s/ DAVID G. BLACKBURN David G. Blackburn	Director	March 15, 2010
/s/ ANNE MELISSA DOWLING Anne Melissa Dowling	Director	March 15, 2010
/s/ R. JOHN FLETCHER R. John Fletcher	Director	March 15, 2010
/s/ WILLIAM C. JENNINGS William C. Jennings	Director	March 15, 2010
/s/ JOSEPH M. RUGGIO, M.D. Joseph M. Ruggio, M.D.	Director	March 15, 2010
/s/ CRAIG M. WALKER, M.D. Craig M. Walker, M.D.	Director	March 15, 2010

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
The Spectranetics Corporation:

        We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Spectranetics Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 15, 2010
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,010	$16,113
Restricted cash	817	1,350
Investment securities available for sale	43	4,365
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $948 and $754, respectively	16,328	15,555
Inventories, net	8,462	8,053
Deferred income taxes, current portion, net	1,406	888
Prepaid expenses and other current assets	2,054	2,034

Total current assets	48,120	48,358

Property and equipment, net	31,475	32,345
Long-term investment securities available for sale	9,800	15,570
Deferred income taxes, non-current portion, net	5,079	5,597
Goodwill	5,569	4,292
Other intangible assets, net	586	898
Other assets	54	36

Total assets	$100,683	$107,096

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,514	$1,152
Accrued liabilities	11,291	12,009
Deferred revenue	2,357	2,529

Total current liabilities	15,162	15,690
Accrued liabilities, net of current portion	593	422

Total liabilities	15,755	16,112

Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 33,064,217 and 32,036,900 shares, respectively	33	32
Additional paid-in capital	168,792	163,651
Accumulated other comprehensive income (loss)	20	(2,155)
Accumulated deficit	(83,917)	(70,544)

Total shareholders' equity	84,928	90,984

Total liabilities and shareholders' equity	$100,683	$107,096

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except share and per share amounts)
Revenue	$114,837	$104,010	$82,874
Cost of revenue	33,140	29,389	21,956

Gross profit	81,697	74,621	60,918
Operating expenses:
Selling, general, and administrative	68,478	61,150	50,048
Research, development, and other technology	15,060	13,449	10,814
Purchased in-process research and development	—	3,849	—
Federal investigation settlement	5,000	—	—
Federal investigation legal and other costs	2,362	2,450	—
Litigation settlement	1,166	—	—
Discontinuation costs—Safe-Cross® product line	1,075	—	—
Employee termination and lease abandonment costs	536	—	—

Total operating expenses	93,677	80,898	60,862

Operating (loss) income	(11,980)	(6,277)	56
Other income (expense):
Loss on sale of auction rate securities	(540)	—	—
Other-than-temporary impairment of auction rate securities	(1,100)	—	—
Interest income, net	410	1,668	2,633
Other, net	(37)	(52)	(35)

Total other (expense) income	(1,267)	1,616	2,598

(Loss) income before income taxes	(13,247)	(4,661)	2,654
Income tax (expense) benefit	(126)	706	4,575

Net (loss) income	$(13,373)	$(3,955)	$7,229

(Loss) earnings per share:
Net (loss) income per share, basic	$(0.41)	$(0.12)	$0.23

Net (loss) income per share, diluted	$(0.41)	$(0.12)	$0.21

Weighted average shares outstanding:
Basic	32,529,388	31,825,722	31,224,598
Diluted	32,529,388	31,825,722	33,782,951

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
Years ended December 31, 2009, 2008 and 2007

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' Equity
(In thousands, except share amounts)	Shares	Amount
Balances at December 31, 2006	30,853,948	$31	$152,011	$(73,818)	$64	$78,288
Components of comprehensive income:
Net income	—	—	—	7,229	—	7,229
Unrealized gain on investment securities	—	—	—	—	101	101
Foreign currency translation adjustment	—	—	—	—	347	347

Comprehensive income						7,677
Exercise of stock options	463,081	—	1,712	—	—	1,712
Shares purchased under employee stock purchase plan	99,848	—	948	—	—	948
Paid in capital from stock-based compensation expense	—	—	3,180	—	—	3,180

Balances at December 31, 2007	31,416,877	31	157,851	(66,589)	512	91,805
Components of comprehensive loss:
Net loss	—	—	—	(3,955)	—	(3,955)
Unrealized loss on auction rate securities	—	—	—	—	(2,130)	(2,130)
Unrealized gain on short term investment securities	—	—	—	—	21	21
Foreign currency translation adjustment	—	—	—	—	(558)	(558)

Comprehensive loss						(6,622)
Exercise of stock options	489,248	1	2,392	—	—	2,393
Shares purchased under employee stock purchase plan	130,775	—	640	—	—	640
Paid in capital from stock-based compensation expense	—	—	2,768	—	—	2,768

Balances at December 31, 2008	32,036,900	32	163,651	(70,544)	(2,155)	90,984
Components of comprehensive loss:
Net loss	—	—	—	(13,373)	—	(13,373)
Reversal of unrealized loss on auction rate securities	—	—	—	—	2,130	2,130
Unrealized loss on short term investment securities	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	67	67

Comprehensive loss						(11,198)
Exercise of stock options	912,583	1	2,144	—	—	2,145
Shares purchased under employee stock purchase plan	54,734	—	121	—	—	121
Issuance of restricted stock awards	60,000	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,876	—	—	2,876

Balances at December 31, 2009	33,064,217	$33	$168,792	$(83,917)	$20	$84,928

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(13,373)	$(3,955)	$7,229
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	9,872	7,383	4,778
Stock-based compensation expense	2,876	2,768	3,180
In-process research and development	—	3,849	—
Provision for excess and obsolete inventories	314	87	219
Discontinuation costs—Safe-Cross product line, non-cash portion	750	—	—
Loss on sale of auction rate securities	540	—	—
Other-than-temporary impairment of auction rate securities	1,100	—	—
Deferred income taxes	—	(1,034)	(4,693)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(699)	(878)	(3,090)
Inventories	(692)	(1,964)	(1,008)
Equipment held for rental or loan, net	(5,645)	(7,715)	(7,314)
Prepaid expenses and other current assets	2	(115)	(445)
Other assets	(17)	—	30
Accounts payable and accrued liabilities	(243)	594	204
Deferred revenue	(176)	(117)	658

Net cash used in operating activities	(5,391)	(1,097)	(252)

Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	10,560	13,335	44,366
Purchases of investment securities	—	(19,000)	(14,177)
Capital expenditures	(3,302)	(5,133)	(4,449)
Purchase of certain Kensey Nash assets	—	(10,652)	—
Additional purchase price—Kensey Nash milestone payments	(1,500)	(1,000)	—
Purchase of other intangible assets	(205)	—	(275)
Decrease (increase) in restricted cash	533	—	(1,350)

Net cash provided by (used in) investing activities	6,086	(22,450)	24,115

Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	2,266	3,033	2,660

Net cash provided by financing activities	2,266	3,033	2,660
Effect of exchange rate changes on cash	(64)	(30)	135

Net increase (decrease) in cash and cash equivalents	2,897	(20,544)	26,658
Cash and cash equivalents at beginning of year	16,113	36,657	9,999

Cash and cash equivalents at end of year	$19,010	$16,113	$36,657

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12	$—	$—
Cash paid during the year for income taxes	183	433	270
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of goodwill to property and equipment	$223	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Organization, Nature of Business, and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly owned subsidiary, Spectranetics International, B.V. and its wholly owned subsidiary, Spectranetics Deutschland GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company's primary business is the design, manufacture, and marketing of single use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with the Company's proprietary excimer laser system, the CVX-300®.

  (b) Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (US GAAP) requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of the Company's investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued royalty expenses; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

  (c) Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $12.6 million and $14.3 million at December 31, 2009 and 2008, respectively, consist primarily of money market accounts stated at cost, which approximates fair value. At times the Company maintains deposits in financial institutions in excess of federally insured limits.

  (d) Investment Securities

        Investment securities at December 31, 2009 and 2008 were classified as available-for-sale and, accordingly, are carried at fair value. The difference between cost and fair value, when deemed to be temporary, is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). The Company's current investment securities as of December 31, 2009 are comprised of certificates of deposit, which have contractual maturities that range from one to twelve months.

        The Company's non-current investment securities at December 31, 2009 are comprised of auction rate securities backed by student loans for which, beginning in February 2008, auctions failed because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Because of

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this lack of liquidity, the balance of the Company's auction rate securities continues to be classified as a long-term asset at December 31, 2009.

        The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires for the valuation of investments using a three tiered approach in the valuation of investments.

        See further discussion of the Company's accounting for investment securities in Note 3 below.

  (e) Trade Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. The allowance for sales returns is determined based upon an analysis of revenue transactions and historical experience of sales returns and price adjustments. Write-offs to customer account balances for returns and price adjustments are charged against the allowance for sales returns.

  (f) Inventory

        Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company calculates an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense to cost of goods sold.

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

  (h) Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. Intangible assets

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment annually, or whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets, which consist primarily of patents, are amortized using the straight-line method over periods which currently range from 4 to 6 years. The Company conducts its annual impairment test on December 31 of each year.

        See further discussion of goodwill and other intangible assets in Note 6 below.

  (i) Long-Lived Assets

        The Company accounts for long-lived assets in accordance with applicable US GAAP, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment at least annually and whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. In 2009, the Company wrote-off certain long-lived assets related to the Safe-Cross® product line, which was discontinued; see further discussion of this product line discontinuation in Note 2 below.

  (j) Restricted Cash

        Restricted cash as of December 31, 2009 consisted primarily of an escrow fund established related to certain litigation, which has since been resolved. As of the date of this filing, the restriction on the escrow fund has been released. In addition, $100,000 of restricted cash consisted of funds deposited in a separate account for the payment of a forfeiture to the Department of Justice related to the resolution of the federal investigation, which was paid in February 2010. Further discussion of the federal investigation settlement is included in Note 17, "Commitments and Contingencies."

  (k) Financial Instruments

        At December 31, 2009 and 2008, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.

  (l) Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue from the sale of the Company's disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances and records a provision for sales returns based on historical returns experience. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company's field service engineers are responsible for installation of each laser. The Company generally provides a one-year warranty on laser sales, which

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

includes parts, labor and replacement gas. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

        The Company accounts for service provided during the one-year warranty or service contract period as a separate unit of accounting in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty or service contract period and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Revenue recognized associated with service performed during the warranty period totaled $0.5 million, $0.6 million and $0.5 million for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

        The Company offers four laser system placement programs, which are described below, in addition to the sale of laser systems:

        Straight rental program—The Company offers a straight monthly rental program and there are a certain number of hospitals that pay rent of $3,000 to $5,000 per month under this program. Rental revenue is invoiced and recognized on a monthly or quarterly basis. As of December 31, 2009, 122 laser systems were in place under the straight rental program as compared to 80 at December 31, 2008.

        Evergreen rental program—Rental revenue under this program varies on a sliding scale depending on the customer's catheter purchases each month. Rental revenue is invoiced and recognized on a monthly or quarterly basis. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2009, 80 laser systems were in place under the Evergreen program as compared to 78 at December 31, 2008.

        Cap-Free rental program—Under this program, the Company retains title to the laser system and the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the laser system returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers' use of the laser system for the month. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2009, 236 laser systems were in place under the Cap-Free program, as compared to 230 at December 31, 2008.

        Evaluation program—The Company "loans" laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser system is transferred to the equipment held for rental or loan account upon shipment and

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depreciation expense is recorded within selling, general and administrative expense based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2009, 93 laser systems were in place under the evaluation program as compared to 99 at December 31, 2008.

        The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of the Company's worldwide sales in 2009 and 2008. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company's international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and does not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

  (m) Royalty Liability

        The Company licenses certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements. The Company has established reserves for royalty payment obligations based on these calculations, which may involve management estimates that require judgment.

  (n) Stock-Based Compensation

        The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements in accordance with ASC 718, Stock Compensation. The guidance focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

        Companies must estimate the fair value of stock options on the date of grant using an option-pricing model. The Company generally estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. For certain 2008 options, which were market-based grants, the Company estimated the fair value of the options using a trinomial lattice model. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company's historical forfeiture rate, is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

        See further discussion and disclosures in Note 9.

  (o) Research and Development

        Research and development costs are expensed as incurred and totaled $10.0 million, $8.1 million and $6.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. In 2008, the

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company also expensed $3.8 million of in-process research and development purchased as part of the Kensey Nash acquisition (see further discussion in Note 2). The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration and other foreign governing bodies to market new applications for its technology. Costs associated with these clinical trials totaled $2.5 million, $3.3 million and $2.5 million, during the years ended December 31, 2009, 2008, and 2007, respectively.

  (p) Foreign Currency Translation

        The Company's functional currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the U.S. dollar. Realized gains and losses from these transactions are included in the consolidated statements of operations as they occur.

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

  (q) Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs of approximately $0.6 million, $0.8 million and $0.9 million were expensed in 2009, 2008, and 2007, respectively.

  (r) Income Taxes

        The Company accounts for income taxes pursuant to ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and research and development and alternative minimum tax credit carryforwards.

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

        See further discussion and disclosures in Note 13.

  (s) Recent Accounting Pronouncements

        In September 2006, the FASB issued new accounting guidance related to fair value measurements and related disclosures. This new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted this new guidance on January 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosed at fair value on a recurring basis. The Company adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

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

        In April 2008, the FASB issued new accounting guidance related to the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. This guidance requires enhanced disclosures concerning a company's treatment of costs incurred to renew or extend the term of a recognized intangible asset. The Company adopted this guidance as of January 1, 2009, and it had no material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new accounting guidance related to fair value measurements, the recognition of other-than-temporary impairments, and interim disclosures about the fair values of financial instruments. This provides additional guidance in fair value measurements in markets which are not active, and in determining whether impairments in debt securities are other-than-temporary. It also requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance and its disclosure requirements in the second quarter of 2009, and it had no material impact on the Company's consolidated financial statements.

        In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted this guidance in the second quarter of 2009 and its adoption had no material impact on the Company's consolidated financial statements.

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

        In October 2009, an update was made to ASC 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011, and can be applied

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company's consolidated financial position and results of operations when it becomes effective in 2011.

        In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

  (t) Reclassification

        Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2—BUSINESS COMBINATION

        On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $10.7 million in cash, including acquisition costs of $0.7 million. The acquired products consist of (1) QuickCat™, an aspiration catheter used in the treatment of coronary and peripheral thrombus; (2) ThromCat®, a thrombectomy catheter system designed to remove more organized thrombus or blood clots from a patient; and (3) Safe-Cross®, a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise be untreatable. The primary reason for the acquisition of these product lines was to leverage the Company's existing sales organization while extending its product offering in the area of thrombus management. The operating results related to these products have been included in the Company's consolidated financial statements from the date of acquisition.

        The aggregate purchase price was allocated to the net assets acquired and in process research and development (IPRD) purchased as follows:

Tangible assets	$3,016
In-process research and development (IPRD)	3,849
Goodwill	2,984
Intangible assets:
Customer relationships	500
Patents	303

Total purchase price	$10,652

        The goodwill recognized from this acquisition resulted primarily from anticipated increases in market share and synergies of combining the acquired products with our existing products and our existing sales force. The goodwill from this purchase is deductible for tax purposes. The identifiable intangible assets are being amortized over their respective estimated useful lives of three to five years.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 2—BUSINESS COMBINATION (Continued)

        At the date of acquisition, the Company immediately charged $3.8 million to expense, representing purchased IPRD related to a development project (for the next-generation ThromCat, with a fixed core) that had not yet reached technological feasibility and had, in management's opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. Separate projected cash flows were prepared for both the existing as well as the in-process project. The key assumptions used in the valuation include, among others, the expected completion date of the in-process project identified as of the acquisition date, the estimated costs to complete the project, revenue contributions and expense projections assuming the resulting product has entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired.

        Specifically, revenue and cash flows from the in-process project were expected to commence in 2009 following regulatory approval for the fixed core ThromCat in Europe, which was obtained in June 2009. Revenue and cash flows in the U.S. are not expected to be significant until FDA approval is received and the indications for use of the product are expanded, if at all. The timing for expanding the indications for the fixed core ThromCat is dependent upon the FDA approval timeline, which has not yet been determined. Product costs used in the cash flow analysis consisted of the amounts provided for in the manufacturing agreement between KNC and the Company, entered into at the same time as the Asset Purchase Agreement between the two companies. The discount rate used in the present value calculations was obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technologies, and the uncertainty of technological advances that could potentially impact the estimates. Projected net cash flows for each project were based on estimates of revenues and operating profit (loss) related to such projects. During 2008 and 2009, there was no material change in the status of the project that provided the basis for the value assigned to the acquired IPRD.

        The Company's consolidated financial statements include results from the acquired product lines from the date of acquisition, May 30, 2008. The following unaudited pro forma information sets forth the combined revenue of Spectranetics' and the acquired Kensey Nash product operations for the years ended December 31, 2008 and 2007, as if the acquisition had occurred at the beginning of each of the periods presented. The unaudited revenue for 2008 is comprised of (i) Spectranetics' historical revenue for the period ending May 30, 2008, (ii) the acquired Kensey Nash products' historical revenue for the period ending May 30, 2008 and (iii) the Company's actual revenue for the period from May 31, 2008 through December 31, 2008. The pro forma information presented is not necessarily indicative of that which would have been attained had the transaction occurred at an earlier date. Revenue from the Kensey Nash products subsequent to the acquisition date is included in our reported Vascular Intervention disposable products revenue and totaled $6.4 million in 2009 and $3.2 million in 2008.

	Year ended December 31,
	2008	2007
Net sales	$106,645	$87,970

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 2—BUSINESS COMBINATION (Continued)

        Under the terms of the agreements between the two companies, the Company agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products, and $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2009, the Company has paid $2.5 million of the product development and regulatory milestones. The first milestone payment of $1.0 million, related to the development of a next-generation version of the Safe-Cross RF CTO system, was made in October 2008. The second milestone, related to obtaining CE mark approval for the next-generation ThromCat device, was achieved by KNC in June 2009, which triggered another $1.5 million payment to KNC. These payments were recorded as additional goodwill.

        The Company simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC manufactures for the Company the endovascular products acquired by the Company under the Asset Purchase Agreement, and the Company purchases such products exclusively from KNC for specified time periods ranging from six months to three years, which can be extended. During this time, the Company pays transfer prices for the products based on KNC's cost to manufacture such products plus a percentage of the sales of the ThromCat and Safe-Cross products. Additionally, after KNC's manufacture of the ThromCat products is transferred to the Company, the Company will be obligated to pay KNC a share of revenues received from sales of such products. After KNC's manufacture of the QuickCat product transferred to the Company, which occurred in December 2009, there is no obligation to make additional payments to KNC related to future sales of the QuickCat product.

        Additionally, the Company and KNC also entered into a Development and Regulatory Services Agreement pursuant to which KNC has conducted and will continue to conduct work to develop, on behalf of the Company, next-generation ThromCat products at KNC's expense. The Company will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by the Company and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products.

        In the third quarter of 2009, the Company determined that further development and sales of the Safe-Cross product line should be discontinued. This decision was based primarily on the results of physician preference testing of the Safe-Cross TLX, a next-generation version of the Safe-Cross system, which was completed during the third quarter of 2009. Safe-Cross is a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise require bypass surgery.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 2—BUSINESS COMBINATION (Continued)

Medical segment. The Company recorded a charge of $1.1 million in the third quarter of 2009, included in operating expense, which is summarized as follows (in thousands):

Asset write-downs/impairment charges:
Inventory	$168
Property and equipment	360
Patents	222

Total asset write-downs/impairments	750
Estimated amounts owed KNC and customers	325

Total	$1,075

        The Company's agreements with KNC provide that the Company must reimburse KNC for certain costs they have incurred, primarily for inventory, in light of the Company's discontinuation decision. The Company's estimate as of September 30, 2009 as to the amount of this liability, as well as credits to be issued to customers for unused Safe-Cross product they had purchased, was $325,000, as reflected in the table above. As of December 31, 2009, a portion of the estimated liability has been settled and the remaining liability is included in other accrued liabilities.

NOTE 3—INVESTMENT SECURITIES

        Investment securities consisted of the following (in thousands):

	December 31,
	2009	2008
Current investments:
Government agency note	$—	$3,019
Certificates of deposit	43	1,346

Total current investments	43	4,365
Non-current investments:
Auction rate securities	9,800	15,570
Restricted investment:
Certificate of deposit	717	1,350

Total investment securities	$10,560	$21,285

        The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial instruments effective January 1, 2008. The framework requires the

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

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

        The following table represents the fair value measurement of the Company's investments using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$9,800	$—	$—	$9,800
Certificates of Deposit	760	760	—	—

Total	$10,560	$760	$—	$9,800

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$15,570	$—	$—	$15,570
Government Agency Notes	3,019	3,019	—	—
Certificates of Deposit	2,696	2,696	—	—

Total	$21,285	$5,715	$—	$15,570

        The Company's investments in government agency notes and certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities. The restricted investment—certificate of deposit consisted of an escrow fund established related to certain litigation, which has since been resolved. As of the date of this filing, the restriction on the escrow fund has been released.

        The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). At December 31, 2009, the Company held $10.9 million of principal invested in ARS, $8.1 million of which have AAA credit ratings with both Moody's and Fitch bond rating services, and $2.8 million of which have A3 credit ratings with Moody's and AAA credit ratings with Fitch. ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company's holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Even though the Company has sold three of its ARS positions in recent months (see below), there is no assurance that it will find buyers for the remaining securities at an acceptable price. Because of this lack of liquidity, the balance of the Company's auction rate securities continues to be classified as a long-term asset at December 31, 2009.

        In November and December 2009, the Company sold two of its ARS positions, which had a par value of $6 million, at 90% and 92% of par. The Company received cash proceeds of $5.5 million and realized a loss on the sale of the securities of $540,000. In March 2010, the Company sold a third ARS position at 90% of par for cash proceeds of $2.7 million.

        As of December 31, 2009, the Company has adjusted the remaining $10.9 million par value of its ARS to their estimated fair market value of $9.8 million, or approximately 90% of par value. The reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the global financial crisis and the continued failure of auctions of these securities since February 2008. For the year ended December 31, 2008, the Company recorded an unrealized loss of $2.1 million related to its ARS, which was reflected in other comprehensive income because the Company then deemed the loss to be temporary. As of December 31, 2008, the Company did not intend to sell the securities and it was not more likely than not that the Company would be required to sell the securities before recovery of their par value. Due to a change by management during the fourth quarter of 2009 regarding its intent to hold these investments until a complete and full recovery of the investments' par value can be made, the Company recorded the $1.1 million impairment in earnings as an other-than-temporary impairment. Current quarter considerations which contributed to management's change in intent included the sale of two of the ARS positions and the payment of the federal investigation settlement of $5 million (see further discussion of this payment in Note 17, "Commitments and Contingencies").

        The fair value of the Company's ARS at December 31, 2009 is based on a pricing model prepared by an independent consultant and is classified as a Level 3 pricing category. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no significant recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 3.3% to 8.4%. In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond. In the Company's view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company's ARS portfolio (through the FFELP program). The Company utilized forecasts for the 3-month LIBOR based on the forecasted data from "Wolters Kluwer—Blue Chip Financial Forecasts," then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

points illiquidity premium to the discount rate. For one of the securities, which has a credit rating from Moody's of A3, the Company also included a 200 basis point premium to reflect the security's lower credit rating.

        The estimated liquidation dates used in the valuation analysis were 3 years from the balance sheet date. At December 31, 2009, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from $9.3 million to $10.4 million. The Company believes that its current valuation of $9.8 million is a reasonable measure of fair value of the securities.

        To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future. The Company has also received redemptions totaling $0.9 million of one of its remaining securities, $0.3 million of which was received in 2008 and $0.6 million in 2009, all at par. The Company also received redemptions of $0.2 million of a second security, at par, in the third and fourth quarters of 2009. While the auction failures limit the Company's ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any further rating downgrades on any investments in the Company's ARS portfolio, the market value of the Company's investment portfolio may decline further. This could negatively affect the Company's financial position, results of operations and liquidity.

        For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at January 1, 2009	$15,570
Transfers in to Level 3	—
Total realized/unrealized losses
Realized losses: included in earnings	(540)
Other-than-temporary impairment: included in earnings	(1,100)
Reversal of unrealized losses included in other comprehensive income	2,130
Redemptions (at par)	(800)
Sales	(5,460)

Ending balance at December 31, 2009	$9,800

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2009	$(1,100)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—INVESTMENT SECURITIES (Continued)

        All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. The reversal of unrealized losses included in other comprehensive income was due to the change in management's judgment regarding the other-than-temporary nature of the unrealized losses in the fourth quarter of 2009, when the Company recognized such losses in the consolidated statement of operations. As of December 31, 2009, the Company had no unrealized losses that were deemed to be temporarily impaired.

        At December 31, 2009 and 2008, the Company's total unrealized losses on investment securities totaled $1.1 million and $2.1 million, respectively.

NOTE 4—INVENTORIES

        Inventories consisted of the following (in thousands):

	December 31
	2009	2008
Raw materials	$2,676	$2,554
Work in process	1,825	2,813
Finished goods	4,341	2,919
Less: inventory reserve	(380)	(233)

	$8,462	$8,053

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment, net, consisted of the following (in thousands):

	December 31
	2009	2008
Equipment held for rental or loan	$32,703	$29,447
Manufacturing equipment and computers	18,158	15,581
Leasehold improvements	4,253	4,085
Furniture and fixtures	1,558	1,419
Building and improvements	1,264	1,264
Land	270	270
Less: accumulated depreciation and amortization	(26,731)	(19,721)

	$31,475	$32,345

        Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $9.0 million, $6.7 million and $4.3 million, respectively. In addition, software amortization expense for the years ended December 31, 2009, 2008 and 2007 was $0.6 million, $0.5 million and $0.4 million, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill.    As discussed in Note 2 above, on May 30, 2008 the Company acquired the endovascular product lines of KNC for approximately $10.7 million. The aggregate purchase price was allocated to the tangible and intangible assets acquired, IPRD and goodwill. Goodwill was allocated to the two reporting segments, U.S. Medical and International Medical, based on the percentage of revenues earned in 2007, the year preceding the acquisition. The amount of goodwill related to the Kensey Nash acquisition at December 31, 2009 and 2008 was approximately $5.3 million and $4.0 million, respectively.

        The changes in the carrying amount of goodwill by operating segment for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of January 1, 2008	$—	$308	$308
Goodwill acquired during the year	2,669	1,315	3,984
Balance as of December 31, 2008	2,669	1,623	4,292

Non-cash transfer of goodwill to fixed assets	(149)	(74)	(223)
Goodwill acquired during the year	1,005	495	1,500

Balance as of December 31, 2009	$3,525	$2,044	$5,569

        The $1.5 million addition to goodwill during 2009 reflects the second milestone payment to KNC, related to obtaining CE mark approval for the next-generation ThromCat device, which was achieved by KNC in June 2009. The non-cash transfer of goodwill to fixed assets represents an adjustment to goodwill related to the identification of additional fixed assets acquired from Kensey Nash.

        Intangible Assets.    Acquired intangible assets as of the year ended December 31, 2009 and 2008, consisted of the following (in thousands):

		December 31, 2009			December 31, 2008
	Weighted average useful life (in years)
		Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Patents	5	$4,273	$(3,923)	$350	$4,371	$(3,876)	$495
Customer Relationships	3	500	(264)	236	500	(97)	403

Intangible assets, net		$4,773	$(4,187)	$586	$4,871	$(3,973)	$898

        Aggregate amortization expense for amortizing intangible assets was $295,000, $193,000 and $38,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

expense for intangible assets subject to amortization for each of the next five years is as follows (in thousands):

2010	$286
2011	189
2012	91
2013	20
2014	—

Total	$586

        The Company evaluates goodwill and other intangible assets for impairment at least annually. At December 31, 2009 the Company performed an impairment test of its goodwill and determined that the fair values of the reporting units carrying the goodwill were greater than their carrying values. The fair values of the reporting units were estimated using the average of the closing market price of the Company's common stock at December 31, 2009. The Company also evaluated its intangible assets for impairment and concluded that no impairment had occurred as of December 31, 2009.

NOTE 7—ACCRUED LIABILITIES

        Accrued liabilities consisted of the following (in thousands):

	December 31
	2009	2008
Accrued payroll and employee related expenses	$6,389	$5,518
Accrued sales and value added taxes	823	253
Accrued royalty expense	821	2,008
Deferred rent	494	390
Accrued litigation-related expenses	257	1,538
Accrued clinical study expense	216	118
Employee stock purchase plan liability	—	480
Other accrued expenses	2,884	2,126
Less: long-term portion	(593)	(422)

Accrued liabilities: current portion	$11,291	$12,009

NOTE 8—DEFERRED REVENUE

        Deferred revenue was $2.4 million and $2.5 million at December 31, 2009 and 2008, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

        At December 31, 2009 and 2008, the Company had two stock-based compensation plans which are described below.

  (a) Stock Option Plan

        The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair value at the date of grant. Options granted through December 31, 2009 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. At December 31, 2009, there were 588,100 shares available for future issuance under these plans. The Company's policy is to issue new shares upon the exercise of stock options.

        In November and December 2008, the compensation committee of the Board of Directors of the Company approved the issuance of options to purchase 1.8 million shares of common stock to certain of the Company's officers and employees with an exercise price equal to the market price of the Company's common stock on the grant date. Of these stock options, 1.4 million are subject to a market condition performance target, which will be achieved if and when the average of the closing market prices of the Company's common stock equals or exceeds $9.00 per share for a period of ten consecutive trading days. The number of shares authorized under the Company's stock option plans was insufficient to cover 1.2 million of these stock options, and therefore those options were subject to shareholder approval of the Sixth Amendment ("Sixth Amendment") to the 2006 Incentive Award Plan (the "Plan"), which was obtained at the Company's Annual Meeting of Stockholders on June 10, 2009. The Sixth Amendment, among other things, increased by 1.4 million shares the authorized number of shares of common stock issuable under the Plan.

        Because the options were subject to shareholder approval of the Sixth Amendment, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval. Once shareholder approval was obtained, the Company began recording compensation cost associated with these options effective June 10, 2009.

  Valuation and Expense Information

        Stock-based compensation expense recognized for the twelve months ended December 31, 2009, 2008 and 2007 was $2.9 million, $2.8 million and $3.2 million, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company's directors in 2009 and 2008, and (3) in 2008 and 2007, the estimated value to be realized by employees related to shares expected to be issued under the Company's employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation costs for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the years ended December 31, 2009, 2008 and 2007 was $2.3 million, $3.0 million and $2.7 million, respectively. An

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

income tax benefit of $0.9 million, $0.8 million and $1.4 million related to the exercise of stock options during 2009, 2008 and 2007, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

        For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company's employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company's stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. During the years ended December 31, 2009, 2008 and 2007, there were options to purchase 202,500, 679,000 and 418,000 shares of common stock, respectively, granted and valued using the Black-Scholes pricing model.

        The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the years ended December 31, 2009, 2008 and 2007 using the Black-Scholes pricing model:

	Twelve Months Ended December 31,
	2009	2008	2007
Expected life (years)	5.97	5.98	5.31
Risk-free interest rate	2.28%	2.32%	4.71%
Expected volatility	72.73%	65.72%	137.7%
Expected dividend yield	None	None	None
Weighted average grant date fair value of options granted during the year	$3.04	$4.11	$8.88

        During the year ended December 31, 2009, options to purchase 1.1 million shares of common stock were granted and valued using the trinomial lattice model, as they included a market condition.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

The following is a summary of the significant assumptions (or ranges) used for the stock options valued using a trinomial lattice pricing model:

Twelve months ended December 31,2009
Vesting period (months)(2)	1 - 120
Risk-free interest rate(2)	0.11% - 3.98%
Expected volatility(1)	54.22% - 135.07%
Expected dividend yield(2)	None
Suboptimal exercise factor(3)	3.28 - 3.61
Probability of market target achievement(3)	42% - 91%
Post-vesting turnover(3)	13.69%
Grant date fair value of options granted during the period	$1.174 - $1.453

The parenthetic notes in the above table represent the following fair value hierarchy for each of the assumptions:

(1)
Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. The expected volatilities which are calculated upon the Company's trading market prices are Level 1 inputs.

(2)
Level 2 inputs are inputs other than quoted prices that are observable. The vesting period was obtained directly from the option agreement. The current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining vesting period, were used for the risk free rate. The dividend yield assumption is based on the history and expectation of dividends.

(3)
Level 3 inputs are unobservable inputs. Inputs for which any parts are Level 3 inputs are classified as Level 3 in their entirety. The suboptimal exercise behavior accounts for the Company's best estimate of early exercise of the options. Probability of market target achievement was based on historical trend analysis.

        The following table summarizes stock option activity during the twelve months ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	3,951,779	$5.52
Granted	1,396,750	2.92
Exercised	(997,442)	2.61
Canceled	(525,399)	7.20

Options outstanding at December 31, 2009	3,825,688	$5.10	6.75	$10,633,398

Options exercisable at December 31, 2009	1,855,699	$6.33	4.60	$3,691,662

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

        The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $6.96 on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as December 31, 2009 was approximately 1.0 million. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.5 million, $2.7 million and $3.8 million, respectively.

        The following table summarizes restricted stock award activity during the twelve months ended December 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2009	10,000	$10.47
Awarded	50,000	4.15
Vested	(10,000)	10.47
Forfeited	—	—

Awards outstanding at December 31, 2009	50,000	$4.15

        As of December 31, 2009 there was $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. This cost is based on an assumed future forfeiture rate of approximately 12.89% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3.0 years.

  Taxes

        A portion of the Company's granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company's effective tax rate is subject to variability.

  (b) Stock Purchase Plan

        The Company also maintained an employee stock purchase plan (ESPP) through December 31, 2008 which provided for the sale of up to 1,350,000 shares of common stock. The plan provided eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock could be purchased each six-month period per year (twice per year). The purchase price was equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. Shares issued under the plan totaled 130,775 and 99,848 in 2008 and 2007, respectively. In 2008, the number of shares authorized under the ESPP were exhausted and, in January 2009, the Company issued the final 54,734 shares for the July-December 2008 offering period. As of

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS (Continued)

December 31, 2008, the Company indefinitely suspended the ESPP, and no further shares were issued in 2009.

  (c) 401(k) Plan

        The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees' contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued and paid contributions of $0.5 million, $0.3 million and $0.3 million to the plan in 2009, 2008, and 2007, respectively. In 2008 and 2007, the Company contributions were based on a match of 25% of the first 4% of each employee's contribution and an additional Company discretionary match. Starting in 2009, the Company increased the employer match to 50% of the first 6% of each employee's contribution and discontinued the discretionary match.

NOTE 10—NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options using the treasury stock method.

        Diluted net income (loss) per share was the same as basic income (loss) per share for the years ended December 31, 2009 and 2008 as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for those periods. As a result, all of the stock options outstanding were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive. The weighted average total of options outstanding for the years ended December 31, 2009 and 2008 was 4.1 million and 3.6 million, respectively.

        For the year ended December 31, 2007, 0.9 million stock options were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 10—NET INCOME (LOSS) PER SHARE (Continued)

        A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	2009	2008	2007
	(In thousands, except per share amounts)
Net (loss) income	$(13,373)	$(3,955)	$7,229

Common shares outstanding:
Historical common shares outstanding at beginning of year	32,037	31,417	30,854
Weighted average common shares issued	492	409	371

Weighted average common shares outstanding—basic	32,529	31,826	31,225
Effect of dilution from stock options	—	—	2,558

Weighted average common shares outstanding—diluted	32,529	31,826	33,783

Net (loss) income per share, basic	$(0.41)	$(0.12)	$0.23
Net (loss) income per share, diluted	(0.41)	(0.12)	0.21

NOTE 11—COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on the Company's investment securities that are classified as available for sale securities. The difference between net income (loss) and comprehensive income (loss) for the years ending December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
	(In thousands)
Net (loss) income	$(13,373)	$(3,955)	$7,229
Other comprehensive income (loss):
Foreign currency translation gain (loss)	67	(558)	347
Reversal of unrealized loss (unrealized loss) on auction rate securities	2,130	(2,130)	—
Unrealized (loss) gain on short term investment securities	(22)	21	101

Comprehensive (loss) income, net of tax	$(11,198)	$(6,622)	$7,677

        Total accumulated other comprehensive gain (loss) and its components were as follows as of December 31, 2009 and 2008 (in thousands):

	Foreign currency translation (loss) gain	Unrealized (loss) gain on investment securities	Accumulated Other Comprehensive (Loss) Gain
Balance, December 31, 2008	$(90)	$(2,065)	$(2,155)
Current period change	67	2,108	2,175

Ending balance, December 31, 2009	$(23)	$43	$20

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 12—LEASES

        The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017.

        The future minimum payments under noncancelable operating leases as of December 31, 2009, are as follows:

Operating Leases
(In thousands)
Years ending December 31:
2010	$1,553
2011	1,290
2012	1,156
2013	1,081
2014 and beyond	4,363

Total minimum lease payments	$9,443

        Rent expense under operating leases totaled approximately $2.0 million, $1.6 million and $1.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

        In December 2006, the Company entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs, with expansion rights for an additional 40,000 square feet on the same property, at its option, during the first four years of the lease. The original lease term will expire in April 2017. Provided the Company is not in default of any lease term, the Company has the option to extend the lease for two additional periods of five years each. The annual base rent is approximately $1.0 million per year, subject to annual increases of 3-4% each year.

NOTE 13—INCOME TAXES

        The sources of (loss) income before income taxes are as follows (in thousands):

	2009	2008	2007
United States	$(15,182)	$(5,716)	$1,847
Foreign	1,935	1,055	807

(Loss) income before income taxes	$(13,247)	$(4,661)	$2,654

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—INCOME TAXES (Continued)

        Income tax (benefit) expense attributable to (loss) income before income taxes consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$—	$3	$61
State	90	307	57
Foreign	36	18	—

	126	328	118

Deferred:
Federal	858	(1,196)	(3,605)
State	212	(155)	(538)
Foreign	(1,070)	317	(550)

	—	(1,034)	(4,693)

Income tax expense (benefit)	$126	$(706)	$(4,575)

        During the quarter ended June 30, 2007, the Company concluded that an adjustment to the valuation allowance recorded against its deferred tax asset was necessary in accordance with the applicable authoritative guidance. Accordingly, the Company recorded a non-cash tax benefit in the second quarter of 2007 of $6.6 million to decrease the valuation allowance against its deferred tax assets. It is recorded within income tax benefit (expense) in the accompanying consolidated statement of income.

        The Company increased the valuation allowance against its deferred tax asset to $12.7 million at December 31, 2009 from $10.1 million at December 31, 2008. The Company increased its valuation allowance by $4.4 million to remove the benefit for the current year loss and decreased the valuation allowance by $1.8 million to account for the expiring net operating losses.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—INCOME TAXES (Continued)

        Income tax expense (benefit) attributable to income (loss) before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following (in thousands):

	2009	2008	2007
Computed expected tax expense (benefit)	$(4,504)	$(1,585)	$903
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(578)	(13)	199
Nondeductible stock compensation expense related to incentive stock options	600	584	728
Nondeductible expenses	259	350	243
Change in valuation allowance	4,426	—	(6,600)
Impact of change in income tax rates on deferred tax rates	—	719	—
Impact of change in income tax rates on valuation allowance	—	(719)	—
Foreign operations	(77)	(42)	(48)

Income tax expense (benefit)	$126	$(706)	$(4,575)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows:

	2009	2008
	(In thousands)
Current
Net operating loss carryforwards—U.S. and related states	$1,438	$—
Foreign net operating loss carryforwards	570	—
Accrued liabilities, not deducted until paid for tax purposes	828	627
Deferred revenue, due to deferral for financial reporting purposes	798	949
Alternative minimum tax credit	165	—
Inventories, principally due to accrual for obsolescence for financial reporting purposes, net of additional costs inventoried for tax purposes	107	203
Royalty reserve, due to accrual for financial reporting purposes	—	592

	3,906	2,371
Less valuation allowance	(2,500)	(1,483)

Total deferred income taxes, current portion, net	1,406	888

Noncurrent
Net operating loss carryforwards—U.S. and related states	5,445	5,637
Foreign net operating loss carryforwards	3,358	4,477
Equipment, primarily due to differences in cost basis and depreciation methods	2,064	1,158
Stock compensation expense related to nonqualified stock options	1,971	1,467
Research and experimentation tax credit	1,566	845
Other-than-temporary impairment of auction rate securities	422	—
Alternative minimum tax credit	298	445
Accrued liabilities, not deducted until paid for tax purposes	190	150

	15,314	14,179
Less valuation allowance	(10,235)	(8,582)

Total deferred income taxes, noncurrent portion, net	5,079	5,597

Total net deferred tax assets	$6,485	$6,485

        An income tax benefit of $0.9 million, $0.8 million and $1.4 million related to the exercise of stock options during 2009, 2008 and 2007, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—INCOME TAXES (Continued)

        As of December 31, 2009, the Company has unrestricted United States federal net operating loss carryforwards of approximately $17.9 million to reduce future taxable income which expire as follows (in thousands):

Regular Tax Net Operating Losses
Expiration date:
2010	$1,177
2011	2
2012	—
2018 through 2029	16,742

Total	$17,921

        The Company also has tax loss carryforwards in the Netherlands, which are expected to expire by 2012, of approximately $13 million U.S. dollars available to offset future taxable income, if any, in the Netherlands. The amount of tax loss carryforwards has been reduced from amounts previously recorded after a settlement was reached with the Netherlands taxing authority.

        An alternative minimum tax credit carryforward of approximately $0.5 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $22.1 million.

        The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2009 of approximately $1.5 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2029.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the recorded valuation allowances at December 31, 2009.

        ASC 740, Income Taxes, requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties.

        As of January 1, 2009, the Company classified approximately $0.8 million of its credit carryforwards as uncertain and this amount is reported as a reduction of the Company's deferred tax asset. In 2009, this amount has been adjusted by approximately $0.4 million due to expiring credits that

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—INCOME TAXES (Continued)

are no longer subject to the uncertain tax position. A reconciliation of the beginning and ending amounts of unrecognized tax liability is as follows:

Unrecognized Tax Liability
(in thousands)
Balance at January 1, 2008	$—
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	786
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	786
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(353)
Settlements	—

Balance at December 31, 2009	$433

        The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

        The Company files tax returns in the U.S., in the Netherlands and in Germany. The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 14—CONCENTRATIONS OF CREDIT RISK

        Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investment securities, and accounts receivable.

        The Company's cash, cash equivalents, and investment securities consist of financial instruments issued by various institutions that management believes are credit worthy. The Company is exposed to credit risk in the event of default by these financial institutions for amounts in excess of Federal Deposit Insurance Corporation insured limits.

        As of December 31, 2009, the Company held auction rate securities of $10.9 million par value and a fair market value of $9.8 million. The reduction in fair value, recorded as an other-than-temporary impairment, was deemed necessary due to the impact on the valuation of these securities of the worsening global financial crisis and the continued failure of auctions of these securities throughout 2008 and 2009. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company. If uncertainties in the current credit and capital markets continue, if these markets deteriorate further or if there are rating downgrades on any investments in the Company's portfolio, including the ARS, the market value of the Company's investment portfolio may decline further. This could negatively affect the Company's financial position, results of operations and liquidity.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—CONCENTRATIONS OF CREDIT RISK (Continued)

        The Company's investment policy is designed to limit the Company's exposure to concentrations of credit risk.

        The Company's accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management's estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2009.

        The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

NOTE 15—SEGMENT AND GEOGRAPHIC REPORTING

        An operating segment is a component of an enterprise whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The primary performance measure used by management is operating income or loss. The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing a proprietary excimer laser system and disposable products for the treatment of certain coronary and vascular conditions.

        The Company has identified two reportable geographic segments within this line of business: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions and have different distribution networks. Within U.S. Medical, the Company aggregates its two divisions, Vascular Interventions and Lead Management, based on their similar economic, operational and regulatory characteristics, consistent with the authoritative guidance on segment reporting. Additional information regarding each reportable segment is shown below.

  (a) U.S. Medical

        Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 2009, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment's customers are primarily located in the United States and Canada.

        U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2009, 2008, and 2007, cost allocations of these functions to International Medical have not been performed.

        Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment transfers to International Medical was $5.5 million, $4.0 million and $3.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Revenue is based

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 15—SEGMENT AND GEOGRAPHIC REPORTING (Continued)

upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation. For each of the years ended December 31, 2009, 2008, and 2007, intersegment revenue and intercompany profits are not included in the segment information in the tables shown below.

  (b) International Medical

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

        Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2009	2008	2007
Revenue:
U.S. Medical:
Disposable Products:
Vascular Interventions	$53,987	$52,012	$43,842
Lead Management	30,003	23,835	17,583
Service and other, net of provision for sales returns	8,058	7,989	6,971
Equipment	4,872	6,440	4,603

Subtotal	96,920	90,276	72,999

International Medical:
Disposable Products:
Vascular Interventions	7,953	5,420	3,619
Lead Management	6,779	5,062	3,590
Service and other, net of provision for sales returns	1,269	1,055	978
Equipment	1,916	2,197	1,688

Subtotal	17,917	13,734	9,875

Total revenue	$114,837	$104,010	$82,874

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 15—SEGMENT AND GEOGRAPHIC REPORTING (Continued)

	U.S. Medical	International Medical	Total
2009
Interest income	$437	$15	$452
Interest expense	25	17	42
Depreciation and amortization expense	8,993	879	9,872
Income tax expense	(90)	(36)	(126)
Segment operating (loss) income	(15,217)	3,237	(11,980)
Segment net (loss) income	(15,978)	2,605	(13,373)
Capital expenditures	3,225	77	3,302
Segment assets	$88,883	$11,800	$100,683

	U.S. Medical	International Medical	Total
2008
Interest income	$1,660	$8	$1,668
Interest expense	—	52	52
Depreciation and amortization expense	6,911	472	7,383
Income tax benefit (expense)	1,023	(317)	706
Segment operating (loss) income	(8,303)	2,026	(6,277)
Segment net (loss) income	(5,620)	1,665	(3,955)
Capital expenditures	5,000	133	5,133
Segment assets	$96,314	$10,782	$107,096

	U.S. Medical	International Medical	Total
2007
Interest income	$2,623	$10	$2,633
Interest expense	—	18	18
Depreciation and amortization expense	4,341	437	4,778
Income tax benefit	4,023	552	4,575
Segment operating (loss) income	(1,614)	1,670	56
Segment net income	5,015	2,214	7,229
Capital expenditures	4,359	90	4,449
Segment assets	$101,449	$6,597	$108,046

        In 2009, 2008, and 2007, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2009, 2008, or 2007. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $4.7 million and $3.6 million as of December 31, 2009 and 2008, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS

        During the years ended December 31, 2009, 2008 and 2007, the Company paid $116,000, $117,000 and $97,000, respectively, to a director of the Company under an agreement whereby the director agreed to provide training services to outside physicians on behalf of the Company. As of December 31, 2009 and 2008, the Company owed $32,000 and $26,000, respectively, to this director under the consulting agreement.

        During the year ended December 31, 2007, the Company purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based on the sales of the Company's products that use inventions claimed by the patent. During the years ended December 31, 2009, 2008 and 2007, the Company paid $95,000, $25,000 and $-0-, respectively, in royalties to this director, and as of December 31, 2009 and 2008, the Company owed to him $26,000 and $-0-, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

        The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company's significant legal proceedings are discussed below. While it is not possible to predict the outcome for the legal proceedings discussed below, the costs associated with such proceedings could have a material adverse effect on the Company's consolidated results of operations, financial position or cash flows of a future period.

Federal Investigation

        On September 4, 2008, the Company was jointly served by the Food and Drug Administration (FDA) and U.S. Immigration and Customs Enforcement (ICE) with a search warrant issued by the United States District Court, District of Colorado.

        The search warrant requested information and correspondence relating to: (i) the promotion, use, testing, marketing and sales regarding certain of the company's products for the treatment of in-stent restenosis, payments made to medical personnel and an identified institution for this application, (ii) the promotion, use, testing, experimentation, delivery, marketing and sales of catheter guidewires and balloon catheters manufactured by certain third parties outside of the United States, (iii) two post-market studies completed during the period from 2002 to 2005 and payments to medical personnel in connection with those studies and (iv) compensation packages for certain of the company's personnel.

        On December 29, 2009, the Company announced that it had reached a resolution with the United States Department of Justice (DOJ) and the Office of Inspector General (OIG) of the United States Department of Health and Human Services regarding the federal investigation. The Company had been cooperating with the investigation since September 4, 2008.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

        As part of the resolution, the Company entered into a Non-Prosecution Agreement, dated December 28, 2009, pursuant to which the Company agreed to a forfeiture of $100,000. The DOJ has agreed not to prosecute the Company in return for compliance with the terms of the Non-Prosecution Agreement. There are no criminal charges against the Company.

        In addition, the Company entered into a civil Settlement Agreement, dated December 22, 2009, with the DOJ and the OIG. Pursuant to the terms of the Settlement Agreement, the Company settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million, without any admission of wrongdoing by the Company. As part of the Settlement Agreement, the Company also expressly denied the contentions of the United States, except those specifically included in the Non-Prosecution Agreement.

        As part of the resolution, the Company also agreed to enter into a five-year Corporate Integrity Agreement (CIA) with OIG. The CIA acknowledges the existence of the Company's corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements.

        The Company remains fully eligible to participate in all federal health care programs.

        In 2009 and 2008, the Company incurred legal and other costs related to the federal investigation of $2.4 million and $2.4 million, respectively.

Securities Class Actions

        On September 23, 2008 (Hancook v. The Spectranetics Corp. et al.), September 24, 2008 (Donoghue v. The Spectranetics Corp. et al.), September 26, 2008 (Dickson v. The Spectranetics Corp. et al.), October 17, 2008 (Jacobusse v. The Spectranetics Corp. et al.), and on November 6, 2008 (Posner v. The Spectranetics Corp. et al.) securities class action lawsuits were filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Colorado. Donoghue also names Jonathan McGuire and Donald Fletcher as defendants, and Jacobusse also names Emile Geisenheimer as a defendant. On September 25, 2008 (Genesee County Employees' Retirement System v. The Spectranetics Corp. et al.) a securities class action lawsuit was filed against the Company, John Schulte and Guy Childs in the United States District Court for the District of Delaware. This case was subsequently transferred to the United States District Court for the District of Colorado and all six cases were consolidated into one case (In re Spectranetics Corporation Securities Litigation) in the United States District Court for the District of Colorado on January 16, 2009.

        On June 15, 2009, the court issued an order appointing the Spectranetics Investor Group composed of the Genesee County Employees' Retirement System, the Wayne County Employees' Retirement System, and Peter J. Tortora as lead plaintiff and approving its selection of Labaton Sucharow LLP and Brower Piven as co-lead counsel and The Shuman Law Firm as liaison counsel.

        On August 4, 2009, the Spectranetics Investor Group filed its consolidated class action complaint, naming the Company, John Schulte, Guy Childs, Jonathan McGuire, Emile Geisenheimer, and Craig Walker as defendants. The consolidated complaint asserts claims under the Securities Exchange Act of 1934 alleging that the defendants either failed to disclose, made false and misleading statements, and/or participated in a common plan, scheme and unlawful course of conduct involving, among other

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

things, improper marketing, promoting and testing its products and the products of third parties for unapproved uses; payments to medical personnel in connection with these uses; withholding data from the FDA; the lack of effective regulatory compliance controls and adequate internal and financial controls; and materially inflating the Company's financial results as a result of this conduct. Lead Plaintiff seeks class certification, compensatory damages, legal fees and such other relief as the court may deem proper. Defendants moved to dismiss the consolidated class action complaint on September 18, 2009; the Spectranetics Investor Group opposed that motion on November 18, 2009; and Defendants filed a further reply in support of their motion to dismiss on December 18, 2009. The Court has not yet ruled on this motion.

        The Spectranetics Investor Group filed a supplemental consolidated class action complaint on February 10, 2010 making certain changes to its consolidated class action complaint but asserting the same claims against the same defendants as in the consolidated class action complaint. Defendants intend to file a supplemental motion to dismiss the supplemental class action complaint.

        The Company intends to vigorously defend itself in this matter.

Stockholder Derivative Action

        On September 29, 2008 (Kopp v. Geisenheimer et al.) and on November 12, 2008 (Kiama v. Schulte et al.), stockholder derivative lawsuits were filed against Emile Geisenheimer, David Blackburn, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker as defendants (the "Individual Defendants"), and the Company as a nominal defendant in the United States District Court for the District of Colorado. Kiama also names Guy Childs as a defendant. These cases were consolidated into one case (Kopp v. Geisenheimer, et al.) in the United States District Court for the District of Colorado on November 25, 2008. On January 13, 2009, a similar stockholder derivative lawsuit (Clarke v. Schulte et al.) was filed in the District Court of El Paso County, Colorado. This case was removed to the United States District Court for the District of Colorado and was consolidated with the other stockholder derivative cases on February 6, 2009. The lawsuits allege that the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company's stock price decline following disclosure of such investigation; the Company's receipt of an inquiry from the Securities and Exchange Commission; and the suit against the Company by its former Director of Marketing alleging the Company marketed, promoted and tested its products for unapproved uses. Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper. The Company intends to vigorously defend itself in this matter.

SEC Inquiry

        On September 24, 2008, the Company received a request from the Denver office of the Securities and Exchange Commission for the voluntary production of certain documents. The Company complied with the request.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

Rentrop

        In January 2004, Dr. Peter Rentrop filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of New York (the "New York Court"). The complaint alleges that certain of the Company's Point 9 laser devices infringe a patent held by Dr. Rentrop. After various legal proceedings and an attempt at mediation, the case was returned to the New York Court for trial, which began in late November 2006. In December 2006, the trial was concluded and the jury returned a verdict in favor of Dr. Rentrop, awarding him a total of $500,000 in royalties and $110,261 in prejudgment interest, along with an order of post-judgment interest at the rate of 4.16% per annum. The Company filed an appeal to the Federal Circuit Court of Appeals on September 3, 2008. On December 18, 2008, the Court of Appeals upheld the District Court's ruling. The Company's rights of further appeal were exhausted in March 2009. In February 2009, the Company paid $0.6 million to Dr. Rentrop in satisfaction of the judgment.

        On December 30, 2009, the Company entered into a license agreement with Dr. Rentrop. As part of the agreement, the Company received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop. Current Point 9 laser catheters manufactured and sold by the Company that fall within the scope of the license agreement represented approximately 7% of disposable product revenue for the year ended December 31, 2009.

        Terms of the license agreement included a payment of $2.3 million to Dr. Rentrop for royalties plus interest due for the period November 1, 2006 through September 30, 2009, which was paid on December 30, 2009. Approximately half of these costs were accrued in the Company's previously issued financial statements as royalty expense (included in "Research, development and other technology" in the consolidated statements of operations). In the third and fourth quarters of 2009, the Company recorded $1.1 million and $76,000, respectively, representing additional royalties plus interest due under the license agreement. Beginning on October 1, 2009, royalties equal to 10% of net sales of licensed catheters will be due and payable within 30 days following the end of each calendar quarter, subject to a quarterly minimum payment. Unless the license agreement is earlier terminated in accordance with its terms, the license agreement shall be effective until January 4, 2020.

        The parties to the license agreement have also stipulated to a proposed consent judgment, which will dismiss with prejudice the patent infringement litigation between the parties being held in United States District Court, Southern District of New York. The dismissal is contingent on Spectranetics' timely and accurate payment of royalties for six months following the date of entry of the consent judgment.

Cardiomedica

        The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court's judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court's opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica's claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. On July 1, 2009, the Court issued a ruling in favor of Cardiomedica for an amount equal to $0.6 million, which includes a judgment for lost profits, interest thereon, and certain costs assessed by the Court related to the proceedings. Such amount was paid in July 2009.

        On September 14, 2009, Cardiomedica appealed the ruling of the District Court, seeking additional damages of 1.4 million euros, consistent with its initial claim for damages at the outset of the lawsuit. The Company intends to vigorously defend itself against this appeal.

Kenneth Fox

        The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands ("the Dutch District Court") by Kenneth Fox. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an earlier interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. The Company has made all such payments. The United States District Court has also twice held Mr. Fox in contempt of the Court's permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay the Company's costs and expenses. Mr. Fox has not yet complied with the United States District Court's contempt orders. In August 2006, the Dutch District Court ruled that it does not have jurisdiction over The Spectranetics Corporation (U.S. corporation) and that proceedings would move forward on the basis of jurisdiction over Spectranetics B.V. only, which the Company believed significantly narrowed the scope of the claim. Mr. Fox appealed the Dutch District Court's jurisdiction decision. In April 2008, the Dutch Court of Appeal in Amsterdam ruled that the Dutch District Court does have jurisdiction over Spectranetics U.S., and the Court of Appeal referred the matter back to the Dutch District Court for further proceedings and decision involving both companies.

        On August 19, 2009, Dr. Fox filed his final statement of rejoinder in the Dutch trial court. The pleadings before the Dutch Court at the trial stage are now complete. On February 1, 2010, a hearing on the pleadings was held before a panel of three judges. It is anticipated the Court will rule within 18 weeks following the hearing date. The Company intends to continue to vigorously defend itself in this matter.

Other

        The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009				2008
	Q1(1)	Q2(1)	Q3(2)	Q4(3)	Q1	Q2(4)	Q3(5)	Q4(5)
	(In thousands, except per share amounts)
Net sales	$27,303	$29,032	$28,841	$29,661	$23,831	$26,698	$26,836	$26,645
Gross profit	19,032	20,757	20,890	21,018	17,156	19,172	19,217	19,076
Net (loss) income	(2,837)	(2,302)	(2,492)	(5,742)	(405)	(2,641)	183	(1,092)
Net (loss) income per share(6):
Basic	$(0.09)	$(0.07)	$(0.08)	$(0.17)	$(0.01)	$(0.08)	$0.01	$(0.03)
Diluted	(0.09)	(0.07)	(0.08)	(0.17)	(0.01)	(0.08)	0.01	(0.03)

(1)
During the first and second quarters of 2009, Spectranetics recorded legal and other costs related to the federal investigation of $1.4 million and $1.0 million, respectively (for additional discussion, see Note 17 above).

(2)
During the third quarter of 2009, Spectranetics recorded the following special charges not related to the Company's regular, ongoing business: (i) $0.6 million of legal and other costs related to the federal investigation (see Note 17), (ii) a provision for royalties of $1.1 million related to patent litigation with Dr. Rentrop (see Note 17); (iii) $1.1 million of costs related to the Safe-Cross discontinuation (see Note 2); (iv) $0.3 million of employee termination costs, due to the elimination of certain positions in order to streamline operations; and (v) a charge for remaining lease obligations in the amount of $0.1 million for a portion of a leased facility that is no longer being utilized.

(3)
During the fourth quarter of 2009, the Company recorded the following special charges not related to the Company's regular, ongoing business: (i) $5.0 million related to the settlement of the federal investigation (see Note 17); (ii) an additional provision for royalties of $76,000 related to patent litigation with Dr. Rentrop (see Note 17); (iii) $0.5 million of realized losses on the sale of its auction rate securities (see Note 3); and (iv) $1.1 million of other-than-temporary impairment on its auction rate securities (see Note 3). In addition, the Company received an insurance payment in the fourth quarter of 2009 in the amount of $0.9 million which reimbursed certain previously recorded expenses related to the federal investigation, resulting in a net credit to expense of $0.6 million in the fourth quarter.

(4)
In the second quarter of 2008, Spectranetics acquired the endovascular product lines of Kensey Nash Corporation. At the date of acquisition, the Company recorded a charge of $3.8 million to expense, representing purchased IPR&D related to a development project that had not yet reached technological feasibility and had, in management's opinion, no alternative future use.

(5)
During the third and fourth quarters of 2008, Spectranetics recorded costs related to the federal investigation of $0.4 million and $2.0 million, respectively (see Note 17).

(6)
The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year, and take into account the weighted average number of common stock equivalent shares outstanding for each period.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged (Credited) to Revenue, Costs or Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$754	$872	$678	$948
Inventory reserve	233	314	167	380
Valuation allowance for deferred tax assets	10,065	4,426	1,756	12,735
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$601	$848	$695	$754
Inventory reserve	269	87	123	233
Valuation allowance for deferred tax assets	11,600	—	1,535	10,065
Year ended December 31, 2007:
Allowance for doubtful accounts and sales returns	$327	$760	$486	$601
Inventory reserve	242	219	192	269
Valuation allowance for deferred tax assets	25,396	(6,600)	7,196	11,600

(1)
Deductions represent receivables written-off and credits granted for customer returns, inventory write-offs, and reductions in the valuation allowance for deferred tax assets due primarily to expiring net operating losses.

EXHIBIT INDEX

Exhibit Number		Description
3.1		Restated Certificate of Incorporation.(1)
3.1	(a)	Certificate of Amendment to Restated Certificate of Incorporation.(9)
3.1	(b)	Certificate of Amendment to Restated Certificate of Incorporation.(14)
3.2		Bylaws of the Company.(2)
3.2	(a)	First Amendment to Bylaws.(16)
3.2	(b)	Second Amendment to Bylaws.(17)
4.1		Form of Common Stock Certificate of the Company.(3)
10.2	(e)	Lease covering a portion of the Company's facilities between the Company and John Sanders, dated April 19, 2006.(25)
10.3	(d)	Amendment to lease covering a portion of the Company's facilities between the Company and Full Circle Partnership dated May 2, 2005.(23)
10.8		Nonemployee Director Stock Option Plan.(6)
10.8	(a)	Stock Option Plan for Outside Directors.(8)
10.9		Employee Stock Purchase Plan (as amended).(7)
10.10		The 1997 Equity Participation Plan of The Spectranetics Corporation.(12)
10.10	(c)	Form of NonQualified Stock Option Agreement for Officers.(12)
10.10	(d)	Form of NonQualified Stock Option Agreement for Employees.(12)
10.10	(e)	Form of NonQualified Stock Option Agreement for Independent Directors.(12)
10.10	(f)	Form of Incentive Stock Option Agreement for Officers.(12)
10.10	(g)	Form of Incentive Stock Option Agreement for Employees.(12)
10.12		License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(5)
10.13		Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this agreement).(4)
10.15		License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(10)
10.16		License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.17		Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.22		First Amendment to the 1997 Equity Participation Plan.(14)
10.23		Second Amendment to the 1997 Equity Participation Plan.(13)
10.25		Third Amendment to the 1997 Equity Participation Plan.(15)
10.29		Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002.(16)
10.30		Fourth Amendment to the 1997 Equity Participation Plan.(17)
10.31		Fifth Amendment to the 1997 Equity Participation Plan.(17)

Exhibit Number	Description
10.32	Letter agreement dated January 20, 2003 between the Company and John G. Schulte.(18)
10.33	Asset purchase agreement between the Company and LaTIS, Inc.(19)
10.34	Settlement Agreement between the Company and Interlase Limited Partnership dated November 19, 2003.(20)
10.35	Third Amendment to Employee Stock Purchase Plan.(21)
10.36	Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.(22)
10.37
Settlement and Amendment to License Agreement executed in February 2005 and effective October 1, 2004 between the Company and Surmodics, Inc. (confidential treatment has been granted for portions of this agreement).(22)
10.38	Employment letter agreement between the Company and Will McGuire dated September 14, 2005.(24)
10.39	Employment letter agreement between the Company and Stephen D. Okland dated February 10, 2006.(25)
10.40	Catheter Development Agreement dated May 3, 2006 between the Company and Bioscan Technologies Ltd. (confidential treatment has been granted for portions of this agreement).(26)
10.41	Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation dated December 29, 2006.(27)
10.42	Patent Purchase Agreement dated February 20, 2007 between The Spectranetics Corporation and Joseph M. Ruggio.(27)
10.43	The Spectranetics Corporation 2006 Incentive Award Plan.(28)
10.44	Training Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated June 21, 2007.(29)
10.45	Second Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 19, 2007.(29)
10.46	Third Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated August 13, 2007. (30)
10.47	Form of Stock Option Grant Notice and Stock Option Agreement.(30)
10.48	Fourth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan dated April 15, 2008.(31)
10.49	Asset Purchase Agreement dated as of May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and The Spectranetics Corporation.(32)
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
10.52	Fifth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008.(34)
10.53	Settlement Agreement and General Release dated as of August 8, 2008 between The Spectranetics Corporation and Steve Okland.(35)

Exhibit Number	Description
10.54	Employment Agreement between Emile Geisenheimer and The Spectranetics Corporation, dated November 21, 2008 and effective as of October 21, 2008.(36)
10.55	Form of Time Vesting Stock Option Agreement, Form of Conditional Time Vesting Stock Option Agreement, and Form of Conditional Performance Vesting Stock Option Agreement.(36)
10.56	Form of Performance Vesting Stock Option Agreement for Employees.(37)
10.57	Form of Conditional Performance Vesting Stock Option Agreement for Employees.(37)
10.58	Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated March 25, 2009.(38)
10.59	Offer Letter between The Spectranetics Corporation and Shahriar Matin.(39)
10.60	Form of Restricted Stock Award Agreement for Non-Employee Directors.(39)
10.61	Sixth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan.(40)
10.62	The Spectranetics Corporation Amended and Restated Certificate of Incorporation.(40)
10.63
Development and Regulatory Services Agreement Amendment dated as of June 22, 2009, between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit).(41)
10.64	Settlement Agreement and General Release between Mike Voss and The Spectranetics Corporation effective as of July 1, 2009.(41)
10.65
Non-Prosecution Agreement dated December 28, 2009 by and among The Spectranetics Corporation and the United States Attorney's Office for the District of Colorado and the United States Department of Justice's Office of Consumer Litigation.(42)
10.66
Settlement Agreement dated December 22, 2009 by and among The Spectranetics Corporation and the United States of America, acting through the United States Department of Justice and the United States Attorney's Office for the District of Colorado, on behalf of the Office of Inspector General of the Department of Health and Human Services.(42)
10.67	Corporate Integrity Agreement dated December 22, 2009 between the Office of Inspector General of the Department of Health and Human Services and The Spectranetics Corporation.(42)
10.68	License Agreement dated December 30, 2009 between The Spectranetics Corporation and Peter Rentrop, M.D.(43)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC)
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

(37)
Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

(38)
Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 31, 2009.

(39)
Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

(40)
Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 16, 2009.

(41)
Incorporated by reference to exhibits previously filed by the Company with Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 10, 2009.

(42)
Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on December 29, 2009.

(43)
Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 31, 2009.