Form 10-Q
period 2010-03-31
SPECTRANETICS CORP
filed 2010-05-06
CIK 789132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

As of May 4, 2010 there were 33,083,660 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION

Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,298	$19,010
Restricted cash	—	817
Investment securities available for sale	760	43
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $787 and $948, respectively	17,158	16,328
Inventories, net	8,214	8,462
Deferred income taxes, current portion, net	1,422	1,406
Prepaid expenses and other current assets	2,917	2,054
Total current assets	50,769	48,120
Property and equipment, net	31,021	31,475
Long-term investment securities available for sale	6,850	9,800
Deferred income taxes, non-current portion, net	5,063	5,079
Goodwill	5,569	5,569
Other intangible assets, net	515	586
Other assets	63	54
Total assets	$99,850	$100,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,136	$1,514
Accrued liabilities	10,695	11,291
Deferred revenue	2,238	2,357
Total current liabilities	15,069	15,162
Accrued liabilities, net of current portion	597	593
Total liabilities	15,666	15,755
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 33,076,660 and 33,064,217 shares, respectively	33	33
Additional paid-in capital	169,436	168,792
Accumulated other comprehensive (loss) income	(410)	20
Accumulated deficit	(84,875)	(83,917)
Total shareholders’ equity	84,184	84,928
Total liabilities and shareholders’ equity	$99,850	$100,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue	$29,010	$27,303
Cost of revenue	8,367	8,271
Gross profit	20,643	19,032

Operating expenses:
Selling, general and administrative	17,622	17,392
Research, development and other technology	3,699	3,282
Federal investigation legal and other costs	353	1,373
Total operating expenses	21,674	22,047
Operating loss	(1,031)	(3,015)
Other income (expense):
Interest income, net	107	153
Other, net	—	(37)
Total other income	107	116
Loss before income taxes	(924)	(2,899)
Income tax (expense) benefit	(34)	62
Net loss	$(958)	$(2,837)

Net loss per share — basic and diluted	$(0.03)	$(0.09)

Weighted average common shares outstanding — Basic and diluted	33,070,774	32,132,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(958)	$(2,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,509	2,330
Stock-based compensation expense	619	697
Provision for excess and obsolete inventories	31	44
Deferred income taxes	—	(96)
Net change in operating assets and liabilities	(2,894)	(2,135)
Net cash used in operating activities	(693)	(1,997)
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	2,950	3,750
Purchases of investment securities	(760)	—
Capital expenditures	(943)	(1,084)
Decrease in restricted cash	817	612
Net cash provided by investing activities	2,064	3,278
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	25	277
Net cash provided by financing activities	25	277
Effect of exchange rate changes on cash	(108)	(66)
Net increase in cash and cash equivalents	1,288	1,492
Cash and cash equivalents at beginning of period	19,010	16,113
Cash and cash equivalents at end of period	$20,298	$17,605

Supplemental disclosures of cash flow information
Cash paid for taxes	$21	$33

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

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system.  The Company’s products are sold in 40 countries throughout the world and are used to treat arterial blockages in the heart and legs as well as the removal of problematic pacemaker and defibrillator leads.  Approximately 60% of the Company’s disposable product revenue is from products used in connection with its proprietary excimer laser system, the CVX-300®. As of March 31, 2010, over 900 Spectranetics excimer laser systems were placed in hospitals worldwide.  The Company’s single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

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

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — NEW ACCOUNTING STANDARDS

In October 2009, an update was made to ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 1, 2011, and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have, if any, on the Company’s consolidated financial position and results of operations when it becomes effective in 2011.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Current investments:
Certificates of deposit	$760	$43
Total current investments	760	43
Non-current investments:
Auction rate securities	6,850	9,800
Restricted investment:
Certificate of deposit	—	717

Total investment securities	$7,610	$10,560

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

The following table represents the fair value measurement of the Company’s investments using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$6,850	$—	$—	$6,850
Certificates of Deposit	760	760	—	—
Total	$7,610	$760	$—	$6,850

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities.

The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP).  At March 31, 2010, the Company held $7.7 million (par value) of principal invested in ARS, $5.8 million of which have AAA credit ratings with both Moody’s and Fitch bond rating services, and $1.9 million of which have A3 credit ratings with Moody’s and AAA credit ratings with Fitch.  ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Even though the Company has sold three of its ARS positions in recent months, there is no assurance that it will find buyers for the remaining securities at an acceptable price. Because of this lack of liquidity, the balance of the Company’s auction rate securities continues to be classified as a long-term asset at March 31, 2010.

In March 2010, the Company sold one of its ARS positions at 90% of par for cash proceeds of $2.7 million.  The proceeds were equal to the carrying value of this security at the time of sale; accordingly, no gain or loss was recorded within our financial statements during the three months ended March 31, 2010.

As of March 31, 2010, the unrealized loss on our auction rate securities was approximately $0.8 million, reducing the par value of the securities of $7.7 million to their fair value of $6.9 million, or approximately 90% of par. The unrealized loss was recorded in earnings in the fourth quarter of 2009 as an other-than-temporary impairment, and the reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the global financial crisis and the continued failure of auctions of these securities since February 2008.  No further reduction of fair value was deemed to have occurred in the first quarter of 2010.

The fair value of the Company’s ARS at March 31, 2010 is based on a pricing model prepared by an independent consultant and is classified as a Level 3 pricing category. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no significant recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 3.3% to 8.4%.  In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond.  In the Company’s view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company’s ARS portfolio (through the FFELP program). The Company utilized forecasts for the 3-month LIBOR based on the forecasted data from “Wolters Kluwer - Blue Chip Financial Forecasts,” then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.  For one of the securities, which has a credit rating from Moody’s of A3, the Company also included a 200 basis point premium to reflect the security’s lower credit rating.

The estimated liquidation dates used in the valuation analysis were 3 years from the balance sheet date.  At December 31, 2009, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points.  The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par.  The Company believes that its current valuation of $6.9 million is a reasonable measure of fair value of the securities.

To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future.  Since 2008, the Company has also received partial redemptions totaling $1.4 million of two of

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the issues it continues to hold, all at par, of which $250,000 was redeemed in the first quarter of 2010.  While the auction failures limit the Company’s ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any further rating downgrades on any investments in the Company’s ARS portfolio, the market value of the Company’s investment portfolio may decline further. This could negatively affect the Company’s financial position, results of operations and liquidity.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at January 1, 2010	$9,800
Transfers in to Level 3	—
Total realized/unrealized losses
Realized losses: included in earnings	—
Other-than-temporary impairment: included in earnings	—
Redemptions (at par)	(250)
Sales	(2,700)
Ending balance at March 31, 2010	$6,850

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at March 31, 2010	$—

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. As of March 31, 2010, the Company had no unrealized losses on investment securities that were deemed to be temporarily impaired.

At March 31, 2010 and December 31, 2009 the Company’s total unrealized losses on investment securities totaled $0.8 million and $1.1 million, respectively.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$2,680	$2,676
Work in process	1,614	1,825
Finished goods	4,411	4,341
Less: Inventory reserve	(491)	(380)
	$8,214	$8,462

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Equipment held for rental or loan	$33,261	$32,703
Manufacturing equipment and computers	19,024	18,158
Leasehold improvements	4,253	4,253
Furniture and fixtures	1,571	1,558
Building and improvements	1,264	1,264
Land	270	270
Less: accumulated depreciation and amortization	(28,622)	(26,731)
	$31,021	$31,475

Deferred Revenue

Deferred revenue was $2.2 million and $2.4 million at March 31, 2010 and December 31, 2009, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to the Company’s customers during the warranty period after the sale of equipment.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Accrued payroll and employee related expenses	$5,694	$6,389
Accrued royalty expense	791	821
Accrued litigation-related expenses	682	257
Accrued sales and value added taxes	662	823
Deferred rent	514	494
Accrued clinical study expense	169	216
Other accrued expenses	2,780	2,884
Less: long-term portion	(597)	(593)
Accrued liabilities: current portion	$10,695	$11,291

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through March 31, 2010 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. At March 31, 2010, there were 633,992 shares available for future issuance under these plans.  The Company’s policy is to issue new shares upon the exercise of stock options.

Valuation and Expense Information

Stock-based compensation expense recognized for the three months ended March 31, 2010 and 2009 was $619,000 and $697,000, respectively.  This expense consisted of compensation expense related to (1) employee

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock options based on the value of share-based payment awards vested during the period, and (2) restricted stock awards issued to certain of the Company’s directors in 2008 and 2009. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period.  Cash received from the exercise of options and, for the 2009 period, for the purchase of shares through the employee stock purchase plan was $25,000 and $277,000 for the three months ended March 31, 2010 and 2009, respectively.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. During the three months ended March 31, 2010 and 2009, 20,000 and 48,000 options, respectively, were granted and valued using the Black-Scholes pricing model.  The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2010 and 2009, respectively, using the Black-Scholes pricing model:

	Three months ended March 31,
	2010	2009
Expected life (years)	5.95	6.02
Risk-free interest rate	2.56%	1.67%
Expected volatility	66.90%	74.43%
Expected dividend yield	None	None
Weighted average grant date fair value of options granted during the period	$4.22	$1.97

The following table summarizes stock option activity during the three months ended March 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,825,688	$5.10
Granted	20,000	6.85
Exercised	(24,750)	3.40
Canceled	(146,642)	4.71
Options outstanding at March 31, 2010	3,674,296	$5.13	6.13	$10,010,166
Options exercisable at March 31, 2010	1,825,521	$6.43	4.17	$3,565,081

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.91 on March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2010 was approximately 1.0 million.  The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $92,000 and $11,000, respectively.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes restricted stock award activity during the three months ended March 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2010	50,000	$4.15
Awarded	—	—
Vested	(20,000)	2.69
Forfeited	—	—
Awards outstanding at March 31, 2010	30,000	$5.13

As of March 31, 2010 there was $3.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 12.89% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.8 years.

NOTE 6 — NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted loss per share is computed in a manner consistent with that of basic loss per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options using the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2010 and 2009, as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for those periods.  As a result, all of the stock options outstanding to purchase 3.8 million and 3.9 million weighted average shares at March 31, 2010 and 2009, respectively, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Net loss	$(958)	$(2,837)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,064	32,037
Weighted average common shares issued	7	96
Weighted average common shares outstanding — basic	33,071	32,133
Effect of dilution — stock options	—	—
Weighted average common shares outstanding — diluted	33,071	32,133
Net loss per share — basic and diluted	$(0.03)	$(0.09)

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — COMPREHENSIVE LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities. The difference between net loss and comprehensive loss for each of these periods are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(958)	$(2,837)
Other comprehensive loss:
Foreign currency translation loss	(387)	(210)
Unrealized loss on investment securities	(43)	(17)
Comprehensive loss	$(1,388)	$(3,064)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation loss	Unrealized gain (loss) on investment securities	Accumulated Other Comprehensive Gain (Loss)
Beginning balance, January 1, 2010	$(23)	$43	$20
Current period change	(387)	(43)	(430)
Ending balance, March 31, 2010	$(410)	$—	$(410)

NOTE 8 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing a proprietary excimer laser system and disposable products for the treatment of certain coronary and vascular conditions.

Within this line of business, the Company has identified two reportable segments, which were identified on a geographic basis: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks and different regulatory environments. Within U.S. Medical, the Company aggregates its two business units, Vascular Intervention and Lead Management, based on their similar economic, operational and regulatory characteristics, consistent with the authoritative guidance on segment reporting.

Additional information regarding each reportable segment is shown below.

U. S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At March 31, 2010, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. Accordingly, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2010 and 2009, cost allocations of these functions to International Medical have not been performed.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Manufacturing activities are performed primarily within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $0.8 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this reportable segment are substantially the same as those offered by U.S. Medical.

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months ended March 31,
	2010	2009
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$13,569	$13,470
Lead Management	8,145	6,763
Service and other, net of provision for sales returns	1,985	2,082
Equipment sales and rentals	1,152	1,213
Subtotal	24,851	23,528

International Medical:
Disposable products:
Vascular Intervention	1,935	1,820
Lead Management	1,774	1,410
Service and other, net of provision for sales returns	279	298
Equipment sales and rentals	171	247
Subtotal	4,159	3,775
Total revenue	$29,010	$27,303

	Three Months Ended March 31,
	2010	2009
Segment operating (loss) income:
U.S. Medical	$(1,381)	$(3,417)
International Medical	350	402
Total operating loss	$(1,031)	$(3,015)

	March 31,	December 31,
	2010	2009
Segment assets:
U.S. Medical	$88,404	$88,883
International Medical	11,446	11,800
Total assets	$99,850	$100,683

In the first three months of 2010 and 2009, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first three months of 2010 or 2009.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — INCOME TAXES

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

The Company currently expects its effective tax rate for 2010 to be higher than statutory rates, as it expects non-deductible items to increase the effective tax rate.  Furthermore, the Company has determined that any deferred tax benefits arising from its pretax loss for the quarter ended March 31, 2010 should be offset by an additional valuation allowance based on the Company’s analysis of the realizability of its deferred tax asset.  This determination was based primarily on the Company’s forecast of available taxable income in future years.  Therefore, for the three months ended March 31, 2010, the Company recorded no tax benefit (net of the valuation allowance adjustment) related to its loss before taxes of $0.9 million, and recorded income tax expense of $34,000 comprised of state and foreign income taxes payable. Based on the Company’s analysis, the Company expects that it is more likely than not that it will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of March 31, 2010.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company paid $33,000 and $28,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.  During the three months ended March 31, 2010 and 2009, the Company also paid $26,000 and $22,000, respectively, to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. While it is not possible to predict the outcome for the legal proceedings discussed below, the costs associated with such proceedings could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows of a future period.

Federal Investigation

On December 29, 2009, the Company announced that it had reached a resolution with the United States Department of Justice (DOJ) and the Office of Inspector General (OIG) of the United States Department of Health and Human Services regarding the federal investigation which had commenced on September 4, 2008.

As part of the resolution, in December 2009 the Company entered into a Non-Prosecution Agreement with the DOJ, a civil Settlement Agreement with the DOJ and the OIG, and a five-year Corporate Integrity Agreement with the OIG.

There were no criminal charges against the Company.  As part of the Settlement Agreement, the Company also expressly denied the contentions of the United States, except those specifically included in the Non-Prosecution Agreement, and there was no admission of wrongdoing by the Company.  The Company remains fully eligible to participate in all federal healthcare programs.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the three months ended March 31, 2010 and 2009, the Company incurred legal and other costs related to the federal investigation of $0.4 million and $1.4 million, respectively.

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

The Spectranetics Investor Group filed a supplemental consolidated class action complaint on February 10, 2010 making certain changes to its consolidated class action complaint but asserting the same claims against the same defendants as in the consolidated class action complaint.  Defendants filed a supplemental motion to dismiss the supplemental consolidated amended complaint on March 12, 2010 and the Spectranetics Investor Group opposed the motion on April 12, 2010.

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

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 15, 2010.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that advise interested parties of certain risks and factors that may affect our business.  This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Form 10-K.  Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in 40 countries throughout the world and are used to treat arterial blockages in the heart and legs as well as the removal of problematic pacemaker and defibrillator leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®.  Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

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

Recent new product introductions

In January 2010, we received clearance from the FDA to market the redesigned Turbo-Tandem™, a single-use, disposable device indicated for atherectomy of infrainguinal (leg) arteries. The Turbo-Tandem system is comprised of two integrated devices, a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. The Turbo-Tandem is designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel. In the third quarter of 2009, we initiated a limited market release of the first version of the Turbo-Tandem which was cleared by the FDA in July 2009.  Based on physician feedback during the limited market release, we decided to make certain changes to the design of the product before the full commercial launch.  We commenced the commercial launch of the redesigned Turbo-Tandem throughout the United States in March 2010 and achieved $1.0 million in sales of this product during the first quarter of 2010.

Pending clinical indications

In September 2009, we filed a 510(k) application with the FDA seeking clearance to use certain of our commercially available peripheral atherectomy products to treat in-stent restenosis (ISR) in nitinol stents above the knee. ISR is caused by the re-growth of tissue within the stent, known as neointimal hyperplasia, which can lead to blockages in the affected leg artery. The 510(k) application makes reference to the results of bench testing associated with the interaction of laser and nitinol stents. This testing shows that stents subjected to extensive fatigue testing following laser interaction had no fatigue-related failures. The submission also includes reference to clinical data supporting the safety and efficacy of excimer laser treatment in coronary artery ISR and an analysis of interim data from the peripheral artery ISR study, PATENT, which is ongoing in Germany.  In response to our submission, we have received questions from the FDA and are in the process of preparing our responses.  On April 30, 2010, we submitted a pre-IDE submission to the FDA seeking clarification to a number of the questions received from the FDA. Our proposed responses focused on the questions surrounding additional bench fatigue testing, an alternate method for analyzing the PATENT clinical data and labeling clarifications. We continue to work with the FDA to develop a regulatory pathway to obtain clearance for this indication with certain of our devices. There can be no assurances that we will receive clearance from the FDA for the treatment of ISR.

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes our corporate headquarters, with research and development as well as corporate administrative functions performed within this segment. As of March 31, 2010 and 2009, cost allocations of these functions to International Medical have not been performed.

	For the three months ended March 31,
(in thousands)	2010		2009
Revenue
United States	$24,851	86%	$23,528	86%
International	4,159	14	3,775	14
Total revenue	$29,010	100%	$27,303	100%

	For the three months ended March 31,
(in thousands)	2010	2009

Net (loss) income
United States	$(1,251)	$(3,231)
International	293	394
Total net loss	$(958)	$(2,837)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended March 31, 2010 and March 31, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

	For the three months ended March 31,
(in thousands, except for percentages and laser placements)	2010	% of rev (1)	2009	% of rev (1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular Intervention	$15,504	53%	$15,290	56%	$214	1%
Lead Management	9,919	34	8,173	30	1,746	21
Total disposable products revenue	25,423	88	23,463	86	1,960	8

Service and other revenue	2,264	8	2,380	9	(116)	(5)

Laser revenue:
Equipment sales	—	—	352	1	(352)	(100)
Rental fees	1,323	5	1,108	4	215	19
Total laser revenue	1,323	5	1,460	5	(137)	(9)
Total revenue	29,010	100	27,303	100	1,707	6

Gross profit	20,643	71	19,032	70	1,611	8

Operating expenses
Selling, general and administrative	17,622	61	17,392	64	230	1
Research, development and other technology	3,699	13	3,282	12	417	13
Federal investigation legal and other costs	353	1	1,373	5	(1,020)	(74)
Total operating expenses	21,674	75	22,047	81	(373)	(2)

Operating loss	(1,031)	(4)	(3,015)	(11)	1,984	(66)

Other income (expense)
Interest income, net	107	—	153	1	(46)	(30)
Other, net	—	—	(37)	—	37	(100)

Loss before income taxes	(924)	(3)	(2,899)	(10)	1,975	(68)

Income tax (expense) benefit	(34)	—	62	—	(96)	(155)

Net loss	$(958)	(3)%	$(2,837)	(10)%	$1,879	(66)%

Worldwide installed base of laser systems	911		867		44

(1) Percentage amounts may not add due to rounding.

Revenue for the three months ended March 31, 2010 was $29.0 million, a 6% increase as compared to $27.3 million for the quarter ended March 31, 2009.  This increase is mainly attributable to an 8% increase in disposable products revenue, which consists of single-use catheter products, partially offset by a 5% decline in service and other revenue and a 9% decline in laser revenue.  Our product mix changed slightly year-over-year, with 88% of revenue coming from disposables in the first quarter of 2010 compared with 86% from disposables in the first quarter of 2009.  Service and other revenue represented 8% of total revenue in the first quarter of 2010 as compared to 9% of revenue in the first quarter of 2009. Revenue from laser sales and rentals remained stable at 5% of total revenue in the first quarter of 2010 and 2009.

We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM).  For the 2010 first quarter, our VI revenue totaled $15.5 million (61% of our disposable products revenue) and our LM revenue totaled $9.9 million (39% of our disposable products revenue).  For the 2009 first quarter, our VI revenue totaled $15.3 million (65% of our disposable products revenue) and our LM revenue totaled $8.2 million (35% of our disposable products revenue).

VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 1% in the first quarter of 2010 as compared with the first quarter of 2009.  VI sales include three product categories — atherectomy, which increased 2%; crossing solutions, which decreased 1%; and thrombectomy, which increased 7%, all compared with the first quarter of 2009.  The year-over-year increase in atherectomy revenue was due primarily to sales of our Turbo-Tandem product which was launched in March 2010, which generated revenue of $1.0 million in the first quarter, partially offset by a decline in sales of other peripheral and coronary atherectomy products. The increase in atherectomy revenue represented the first year-over-year increase in this product category in six quarters. We believe the decrease in crossing solutions product sales is primarily due to the competitive environment, with the introduction by competitors of alternative crossing solutions products towards the end of 2009.  The increase in thrombectomy revenue was primarily due to increased sales of these products in Europe.

LM revenue grew 21% for the three months ended March 31, 2010 as compared with the 2009 first quarter.  We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the recently published LExICon registry, and (3) favorable market dynamics due to expanded guidelines set forth by the Heart Rhythm Society for lead extractions. We estimate that the majority of replaced pacemaker or defibrillator leads are capped and left in the body.  We have established a dedicated Lead Management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Laser revenue was $1.3 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.  Rental revenue increased 19% during the first quarter of 2010 as compared to the prior year period.  This increase is due primarily to the increase in our installed rental base of laser systems, which increased to 448 at March 31, 2010 from 397 at March 31, 2009, as well as our focus on converting under-performing Cap-Free (fee per procedure) lasers to straight rentals.  We sold no laser systems in the first quarter of 2010 as compared to two laser systems in the same period of the prior year.  Service and other revenue declined 5% at $2.3 million in the first quarter of 2010 compared to $2.4 million in the first quarter of 2009.

We placed 22 laser systems with new customers during the quarter ended March 31, 2010 compared with 34 during the first quarter of last year.  Of those new laser placements, 13 laser systems were transfers from the existing installed base during the first quarter of 2010 compared with 17 transfers during the first quarter of 2009.  In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system.  Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated.  This brings our worldwide installed base of laser systems to 911 (705 in the U.S.) at March 31, 2010.

On a geographic basis, revenue in the United States was $24.9 million during the quarter ended March 31, 2010, an increase of 6% from the prior year first quarter.  International revenue totaled $4.2 million, an increase of

10% from the first quarter of 2009.  The increase in international revenue was led by an increase in sales of lead management products, which increased 26% year-over-year, and an increase in sales of thrombectomy products, with a 23% year-over-year increase, partially offset by a decrease in laser equipment revenue, with no laser sales in the first quarter of 2010.

Gross margin for the first quarter of 2010 was 71.2%, up 1.5 percentage points from 69.7% in the first quarter of 2009.  The increase in gross margin was primarily due to favorable product mix, as most of the year-over-year revenue increase was in higher margin disposable products.

Operating expenses

Operating expenses of $21.7 million in the first quarter of 2010 decreased by 2% from $22.0 million in the first quarter of 2009.  Operating expenses for the first quarter of 2010 and 2009 included legal and other costs related to the federal investigation of $0.4 million and $1.4 million, respectively.  Selling, general and administrative expenses increased by 1%, and research, development and other technology increased by 13% as compared to the year ago period.

Operating expenses represented 75% of total revenue in the first quarter of 2010 as compared to 81% of total revenue in the first quarter of 2009.  Excluding federal investigation legal and other costs, operating expenses were 74% of revenue in the first quarter of 2010 compared to 76% of revenue in the first quarter of 2009. In the second and third quarters of 2009, we eliminated certain positions within the Company in order to streamline operations, and these operational improvements are anticipated to result in cost savings of $1.6 million annually.  These actions combined with an ongoing focus on expense management activities contributed to the reduction in operating expenses as a percentage of revenue as compared with last year’s first quarter.

Selling, general and administrative. The 1% increase in selling, general and administrative expenses compared to the year ago quarter was primarily due to:

•                  Marketing and selling expenses increased approximately 2% or $0.3 million, to $13.7 million in the first quarter of 2010 from $13.4 million in the first quarter of 2009, primarily as a result of increased costs within our international operations, related to an increase in sales headcount to support our international growth efforts.

•                  General and administrative expenses remained relatively flat at $4.0 million in the first quarter of 2010 and 2009, with a year-over-year decrease of $40,000, or 1%.

Research and development. Research, development and other technology expenses of $3.7 million for the first quarter of 2010 increased 13% compared with the first quarter of 2009. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•                  Product development costs increased $0.3 million compared to the first quarter of 2009 primarily related to the Turbo-Tandem design improvement project and other next-generation product development projects.

•                  Royalty expenses increased by approximately $0.1 million due to higher sales of products incorporating technology that we license as well as a higher royalty rate on certain products.

Federal investigation costs. Legal and other expenses related to the federal investigation which began in September 2008 were $0.4 million in the first quarter of 2010, a 74% decrease compared to $1.4 million in the first quarter of 2009.

Interest income

Interest income decreased 30% to $107,000 in the first quarter of 2010 from $153,000 in the first quarter of 2009. The decrease in interest income in 2010 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.

Loss before income taxes

Pre-tax loss for the three months ended March 31, 2010 was $0.9 million, compared with a pre-tax loss of $2.9 million for the three months ended March 31, 2009. These results included $0.4 million and $1.4 million of legal and other costs related to the federal investigation in the first quarter of 2010 and 2009, respectively, as described above.

Income taxes

We expect our effective tax rate for 2010 to be higher than statutory rates, as we expect non-deductible items to increase the effective tax rate.  Furthermore, we have determined that the deferred tax benefits arising from our pretax loss for the quarter ended March 31, 2010 should be offset by an additional valuation allowance based on our analysis of the realizability of our deferred tax asset.  This determination was based primarily on our forecast of available taxable income in future years.  Therefore, for the three months ended March 31, 2010, we recorded no net tax benefit related to our loss before taxes of $0.9 million, and we recorded income tax expense of $34,000 comprised of state and foreign income taxes payable. Based on our analysis, we expect that it is more likely than not that we will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of March 31, 2010.

Net loss

We recorded a net loss for the three months ended March 31, 2010 of $958,000, or ($0.03) per share, compared with a net loss of $2.8 million, or ($0.09) per share, in the three months ended March 31, 2009.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in euro currency rates during the three months ended March 31, 2010 as compared with the prior year period caused an increase in consolidated revenue of $0.2 million and an increase in consolidated operating expenses of $0.1 million.

Liquidity and Capital Resources

As of March 31, 2010, we had cash, cash equivalents and current investment securities available for sale of $21.1 million, up $2.0 million from December 31, 2009.

As of March 31, 2010, we had long-term investment securities of $6.9 million, a decrease of $2.9 million from $9.8 million at December 31, 2009.  Long-term investment securities at March 31, 2010 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid.  We sold one of these securities at 90% of par in the first quarter of 2010, for cash proceeds of $2.7 million.  We also received redemptions of $250,000 on two of the issues of these securities, at par, in the first three months of 2010. See further discussion of our ARS in Note 3, “Investment Securities,” to our condensed consolidated financial statements included in this report.

If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further. This would negatively affect our financial position, results of operations and liquidity.

Although we currently believe that our cash, cash equivalents and current investment securities balances at March 31, 2010 are sufficient to fund our operations through at least the next twelve months, the outcome of the shareholder and derivative litigation and our obligations to indemnify and advance the legal expenses of our present and former directors, officers and agents are uncertain and may require resources beyond what we have currently available. We cannot provide assurances that debt or equity financing, if needed, would be available on favorable terms, if at all.

Operating Activities. For the three months ended March 31, 2010, cash used in operating activities totaled $0.7 million.  The primary uses of cash were the following:

(1) The net loss of $958,000, offset by $3.2 million of non-cash expenses, which included $2.5 million of depreciation and amortization and $0.6 million of stock-based compensation expense.

(2) The net decrease in operating assets and liabilities of approximately $2.9 million was due primarily to the following:

•             An increase in equipment held for rental or loan of $1.3 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•             An increase in trade accounts receivable of approximately $1.0 million, due primarily to higher revenue in the latter half of the first quarter of 2010 as compared to the latter half of the fourth quarter of 2009, which resulted in a slight increase in days sales outstanding; and

•             An increase in prepaid expenses of approximately $0.9 million, due primarily to the prepayment of annual insurance premiums and other prepaid expenses.

•             The above uses of cash were partially offset by a decrease in inventory of approximately $0.3 million.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. Days sales outstanding increased by three days in the first quarter of 2010, due primarily to higher revenue in the latter half of the first quarter of 2010 as compared to the latter half of the fourth quarter of 2009.

	March 31, 2010	December 31, 2009
Days Sales Outstanding	53	50
Inventory Turns	4.1	4.1

Investing Activities. For the three months ended March 31, 2010, cash provided by investing activities was $2.1 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $3.0 million, offset by capital expenditures of $0.9 million.  In the first quarter of 2010, restricted cash that had previously been held in an escrow fund for a litigation matter had its restriction released, and this cash was invested in a short-term certificate of deposit.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2010 was $25,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options.

At March 31, 2010, we had no significant debt or capital lease obligations.

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

Our critical accounting policies and estimates are included in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010.  During the first quarter of 2010, there were no significant changes to the critical accounting policies we disclosed in our 2009 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We attempt to place our investments with high quality issuers and, by policy, limit the amount of credit exposure to any one issuer and do not use derivative financial instruments in our investment portfolio. Aside from our auction rate securities, our current surplus cash is primarily invested in money market accounts and short-term certificates of deposit. Marketable securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with temporary unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures.

At March 31, 2010, we had $0.8 million of investment securities available for sale that are classified as current on our balance sheet.  Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.

We also hold $6.9 million in auction rate securities, classified as long-term on our balance sheet as of March 31, 2010, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation.  The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

As of March 31, 2010, the unrealized loss on our auction rate securities was approximately $0.8 million, reducing the par value of the securities of $7.7 million to their fair value of $6.9 million, or approximately 90% of par. The unrealized loss was recorded in earnings in the fourth quarter of 2009 as an other-than-temporary impairment. At December 31, 2009, we also performed a sensitivity analysis in the valuation of our auction rate securities using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points.  The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.  For the three months ended March 31, 2010, approximately $0.2 million of increased revenue and $0.1 million of increased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro as compared to the prior year period.  Accordingly, the net impact of exchange rate fluctuations on consolidated net loss for the three months ended March 31, 2010 was a decrease in net loss of $0.1 million as compared to the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 11, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2009 Annual Report on Form 10-K, with the exception of changes to the following risk factor:

Our business, financial condition, results of operations and cash flows could be significantly and adversely affected by certain healthcare reform initiatives recently enacted into law, in addition to other administration and legislative proposals that may be adopted in the future in our key markets.

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes significant changes to the way healthcare is financed by both federal and state governmental and private insurers and directly impacts the pharmaceutical and medical device industries.  The PPACA extends health insurance to more individuals and includes, among other things, with limited exceptions, an annual, deductible excise tax of 2.3% on entities that manufacture or import certain medical devices offered for sale in the United States, effective January 1, 2013.  Various healthcare reform proposals also have emerged at the state level. We expect that the PPACA as well as other federal and state healthcare initiatives that may be adopted in the future, could have a material adverse effect on our industry generally and our results of operations.

Item 6.                                  Exhibits

31.1                                                   Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2                                                   Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1                                                   Section 1350 Certification of Chief Executive Officer.

32.2                                                   Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

May 6, 2010	/s/ Emile J. Geisenheimer
Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

May 6, 2010	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer