Form 10-Q
period 2010-06-30
SPECTRANETICS CORP
filed 2010-08-06
CIK 789132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐.  No ☒.

As of August 4, 2010 there were 33,119,035 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION

Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,133	$19,010
Restricted cash	—	817
Investment securities available for sale	761	43
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $652 and $948, respectively	16,884	16,328
Inventories, net	9,119	8,462
Deferred income taxes, current portion, net	1,496	1,406
Prepaid expenses and other current assets	2,192	2,054
Total current assets	51,585	48,120
Property and equipment, net	30,310	31,475
Long-term investment securities available for sale	6,700	9,800
Deferred income taxes, non-current portion, net	4,989	5,079
Goodwill	5,569	5,569
Other intangible assets, net	443	586
Other assets	69	54
Total assets	$99,665	$100,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,129	$1,514
Accrued liabilities	10,177	11,291
Deferred revenue	2,323	2,357
Total current liabilities	14,629	15,162
Accrued liabilities, net of current portion	602	593
Total liabilities	15,231	15,755
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 33,119,035 and 33,064,217 shares, respectively	33	33
Additional paid-in capital	170,058	168,792
Accumulated other comprehensive (loss) income	(873)	20
Accumulated deficit	(84,784)	(83,917)
Total shareholders’ equity	84,434	84,928
Total liabilities and shareholders’ equity	$99,665	$100,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$30,025	$29,032	$59,035	$56,335
Cost of products sold	8,540	8,275	16,907	16,546
Gross profit	21,485	20,757	42,128	39,789

Operating expenses:
Selling, general and administrative	17,851	17,991	35,473	35,383
Research, development and other technology	3,608	4,054	7,307	7,336
Federal investigation legal and other costs	(60)	982	293	2,355
Employee termination costs	—	170	—	170
Total operating expenses	21,399	23,197	43,073	45,244
Operating income (loss)	86	(2,440)	(945)	(5,455)
Other income (expense):
Interest income, net	38	98	145	251
Other, net	—	—	—	(37)
Total other income	38	98	145	214
Income (loss) before income taxes	124	(2,342)	(800)	(5,241)
Income tax (expense) benefit	(33)	40	(67)	102
Net income (loss)	$91	$(2,302)	$(867)	$(5,139)

Net income (loss) per share — basic and diluted	$0.00	$(0.07)	$(0.03)	$(0.16)

Weighted average common shares outstanding —
Basic	33,088,314	32,235,505	33,079,592	32,184,316
Diluted	34,257,381	32,235,505	33,079,592	32,184,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(867)	$(5,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,045	4,821
Stock-based compensation expense	1,210	1,389
Provision for excess and obsolete inventories	236	118
Deferred income taxes	—	(167)
Net change in operating assets and liabilities	(4,269)	(4,151)
Net cash provided by (used in) operating activities	1,355	(3,129)
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	3,100	4,200
Purchases of investment securities	(760)	—
Capital expenditures	(2,232)	(2,084)
Additional purchase price – Kensey Nash milestone payment	—	(1,500)
Decrease in restricted cash	817	633
Net cash provided by investing activities	925	1,249
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	56	830
Net cash provided by financing activities	56	830
Effect of exchange rate changes on cash	(213)	14
Net increase (decrease) in cash and cash equivalents	2,123	(1,036)
Cash and cash equivalents at beginning of period	19,010	16,113
Cash and cash equivalents at end of period	$21,133	$15,077

Supplemental disclosures of cash flow information
Cash paid for taxes	$109	$100

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of goodwill to property and equipment	$—	$223

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

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system.  The Company’s products are sold in 40 countries throughout the world and are used to treat arterial blockages in the heart and legs as well as the removal of problematic pacemaker and defibrillator leads.  Approximately 60% of the Company’s disposable product revenue is from products used in connection with its proprietary excimer laser system, the CVX-300®. As of June 30, 2010, over 900 Spectranetics excimer laser systems were placed in hospitals worldwide.  The Company’s single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

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

NOTE 3 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Current investments:
Certificates of deposit	$761	$43
Total current investments	761	43
Non-current investments:
Auction rate securities	6,700	9,800
Restricted investment:
Certificate of deposit	—	717

Total investment securities	$7,461	$10,560

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

The following table represents the fair value measurement of the Company’s investments using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$6,700	$—	$—	$6,700
Certificates of Deposit	761	761	—	—
Total	$7,461	$761	$—	$6,700

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities.

The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which over 95% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP).  At June 30, 2010, the Company held $7.5 million (par value) of principal invested in ARS, $4.8 million of which have AAA credit ratings with both Moody’s and Fitch bond rating services, and $2.7 million of which have A3 credit ratings with Moody’s and AAA credit ratings with Fitch.  ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Although the Company has sold three of its ARS positions in recent months, there is no assurance that it will find buyers for the remaining securities at an acceptable price. Because of this lack of liquidity, the balance of the Company’s auction rate securities continues to be classified as a long-term asset at June 30, 2010.

In March 2010, the Company sold one of its ARS positions at 90% of par for cash proceeds of $2.7 million.  The proceeds were equal to the carrying value of this security at the time of sale; accordingly, no gain or loss was recorded within our financial statements during the six months ended June 30, 2010.

As of June 30, 2010, the unrealized loss on our auction rate securities was approximately $0.8 million, reducing the par value of the securities of $7.5 million to their fair value of $6.7 million, or approximately 90% of par. The unrealized loss was recorded in earnings in the fourth quarter of 2009 as an other-than-temporary impairment, and the reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the global financial crisis and the continued failure of auctions of these securities since February 2008.  No further reduction of fair value was deemed to have occurred in the first six months of 2010.

The fair value of the Company’s ARS at June 30, 2010 is based on a pricing model prepared by an independent consultant and is classified as a Level 3 pricing category. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no significant recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 3.3% to 8.4%.  In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond.  In the Company’s view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the substantial portion of the Company’s ARS portfolio (through the FFELP program). The Company utilized forecasts for the 3-month LIBOR based on the forecasted data from “Wolters Kluwer - Blue Chip Financial Forecasts,” then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.  For one of the securities, which has a credit rating from Moody’s of A3, the Company also included a 200 basis point premium to reflect the security’s lower credit rating.

The estimated liquidation dates used in the valuation analysis were 3 years from December 31, 2009.  At December 31, 2009, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points.  The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par.  The Company believes that its current valuation of $6.7 million is a reasonable measure of fair value of the securities.

To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future.  Since 2008, the Company has also received, at par, partial redemptions totaling $1.5 million

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of two of the issues it continues to hold, of which $250,000 and $150,000 was redeemed in the first and second quarters of 2010, respectively.  While the auction failures limit the Company’s ability to liquidate these investments, management believes that the ARS illiquidity will have no significant impact on its ability to fund ongoing operations. If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if there are any further rating downgrades on any investments in the Company’s ARS portfolio, the market value of the Company’s investment portfolio may decline further. This could negatively affect the Company’s financial position, results of operations and liquidity.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at January 1, 2010	$9,800
Transfers in to Level 3	—
Total realized/unrealized losses
Realized losses: included in earnings	—
Other-than-temporary impairment: included in earnings	—
Redemptions (at par)	(400)
Sales	(2,700)
Ending balance at June 30, 2010	$6,700

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2010	$—

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. As of June 30, 2010, the Company had no unrealized losses on investment securities that were deemed to be temporarily impaired.

At June 30, 2010 and December 31, 2009 the Company’s total unrealized losses on investment securities totaled $0.8 million and $1.1 million, respectively.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Trade accounts receivable—allowance for doubtful accounts and sales returns

The Company’s allowance for doubtful accounts and sales returns decreased from $948,000 at December 31, 2009 to $652,000 at June 30, 2010.  The significant decrease was due primarily to the write-off of previously reserved receivables for customers in bankruptcy proceedings.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories

Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$3,078	$2,676
Work in process	2,425	1,825
Finished goods	4,284	4,341
Less: Inventory reserve	(668)	(380)
	$9,119	$8,462

The increase in the inventory reserve from December 31, 2009 to June 30, 2010 was primarily due to a $120,000 reserve for inventory related to the Company’s QuickCat™ product which was subject to a voluntary recall in June 2010.  Additional provisions for excess inventory were also recorded for specific raw materials and finished goods based on the Company’s quarterly analysis of quantities on hand to recent sales activity.

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Equipment held for rental or loan	$32,894	$32,703
Manufacturing equipment and computers	19,756	18,158
Leasehold improvements	4,437	4,253
Furniture and fixtures	1,612	1,558
Building and improvements	1,245	1,264
Land	270	270
Less: accumulated depreciation and amortization	(29,904)	(26,731)
	$30,310	$31,475

Deferred Revenue

Deferred revenue was $2.3 million and $2.4 million at June 30, 2010 and December 31, 2009, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to the Company’s customers during the warranty period after the sale of equipment.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Accrued payroll and employee related expenses	$5,288	$6,389
Accrued royalty expense	783	821
Accrued sales and value added taxes	605	823
Deferred rent	534	494
Accrued litigation-related expenses	199	257
Accrued clinical study expense	193	216
Other accrued expenses	3,177	2,884
Less: long-term portion	(602)	(593)
Accrued liabilities: current portion	$10,177	$11,291

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through June 30, 2010 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. Restricted stock units granted to certain officers of the Company generally vest over four years. At June 30, 2010, there were 972,868 shares available for future issuance under these plans.  The Company’s policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units.

Following a comprehensive review of the Company’s compensation programs, the compensation committee of the Board of Directors initiated an annual equity grant program with the primary goal of employee retention.  Pursuant to this annual equity grant program, on June 1, 2010, the compensation committee approved the issuance of options to purchase 602,875 shares of common stock and 60,000 restricted stock units to certain of the Company’s officers and employees.

Valuation and Expense Information

Stock-based compensation expense recognized for the three months ended June 30, 2010 and 2009 was $591,000 and $692,000, respectively, and for the six months ended June 30, 2010 and 2009 was $1.2 million and $1.4 million, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards vested during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2009 and 2010, and (3) restricted stock units issued to certain of the Company’s officers in the second quarter of 2010. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period.  Cash received from the exercise of options and, for the 2009 period, for the purchase of shares through the employee stock purchase plan was $56,000 and $830,000 for the six months ended June 30, 2010 and 2009, respectively.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. During the three months ended June 30, 2010 and 2009, 652,875 and 17,500 options, respectively, were granted and valued using the Black-Scholes pricing model, and during the six months ended June 30, 2010 and 2009, 672,875 and 65,500 options, respectively, were granted and valued using the Black-Scholes pricing model.  The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended June 30, 2010 and 2009, respectively, using the Black-Scholes pricing model:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Expected life (years)	5.98	6.01	5.98	6.02
Risk-free interest rate	1.79%	2.56%	1.81%	1.91%
Expected volatility	66.19%	75.18%	66.21%	74.63%
Expected dividend yield	None	None	None	None
Weighted average grant date fair value of options granted during the period	$3.45	$2.43	$3.48	$2.10

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,825,688	$5.10
Granted	672,875	5.75
Exercised	(30,125)	3.11
Canceled	(283,549)	4.33
Options outstanding at June 30, 2010	4,184,889	$5.27	6.71	$5,335,559
Options exercisable at June 30, 2010	1,897,309	$6.46	4.12	$2,000,984

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.18 on June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2010 was approximately 0.9 million.  The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $0.1 million and $0.7 million, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2010	50,000	$4.15
Awarded	30,000	5.25
Vested/Released	(50,000)	4.15
Awards outstanding at June 30, 2010	30,000	$5.25

The following table summarizes restricted stock unit activity during the six months ended June 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at January 1, 2010	—	$—
Awarded	60,000	5.76
Vested/Released	—	—
Units outstanding at June 30, 2010	60,000	$5.76

As of June 30, 2010 there was $5.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock plans. This cost is based on an assumed future forfeiture rate of approximately 12.89% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3 years.

Employee Stock Purchase Plan

In June 2010, shareholders approved the Spectranetics Corporation 2010 Employee Stock Purchase Plan (ESPP).  The ESPP provides for the sale of up to 300,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP will be restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period, starting July 1, 2010, and the ultimate purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted income (loss) per share is computed in a manner consistent with that of basic income (loss) per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock units using the treasury stock method.

Diluted net loss per share is the same as basic net loss per share for the six months ended June 30, 2010 and for the three and six months ended June 30, 2009, as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for those periods.  As a result, all of the stock options outstanding to purchase 3.7 million and 4.0 million weighted average shares at June 30, 2010 and 2009, respectively, were excluded from the diluted net loss per share calculation for those periods because their inclusion would have been anti-dilutive.

For the three months ended June 30, 2010, stock options to purchase 1.5 million weighted average shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$91	$(2,302)	$(867)	$(5,139)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,077	32,173	33,064	32,037
Weighted average common shares issued	11	63	16	147
Weighted average common shares outstanding — basic	33,088	32,236	33,080	32,184
Effect of dilution — stock options	1,169	—	—	—
Weighted average common shares outstanding — diluted	34,257	32,236	33,080	32,184
Net income (loss) per share — basic	$0.00	$(0.07)	$(0.03)	$(0.16)
Net income (loss) per share — diluted	$0.00	$(0.07)	$(0.03)	$(0.16)

NOTE 7 — COMPREHENSIVE LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities. The difference between net income (loss) and comprehensive loss for each of these periods is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$91	$(2,302)	$(867)	$(5,139)
Other comprehensive loss:
Foreign currency translation (loss) gain	(463)	297	(850)	87
Unrealized loss on investment securities	—	(2)	(43)	(19)
Comprehensive loss	$(372)	$(2,007)	$(1,760)	$(5,071)

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation loss	Unrealized gain (loss) on investment securities	Accumulated Other Comprehensive Gain (Loss)
Beginning balance, January 1, 2010	$(23)	$43	$20
Current period change	(850)	(43)	(893)
Ending balance, June 30, 2010	$(873)	$—	$(873)

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

U. S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At June 30, 2010, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2010 and 2009, cost allocations of these functions to International Medical have not been performed, since International Medical operates primarily as a distributor of Spectranetics products.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.1 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this reportable segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$14,042	$14,098	$27,611	$27,568
Lead Management	8,483	7,241	16,628	14,004
Service and other, net of provision for sales returns	2,031	2,040	4,016	4,122
Equipment sales and rentals	1,431	1,135	2,583	2,348
Subtotal	25,987	24,514	50,838	48,042

International Medical:
Disposable products:
Vascular Intervention	2,046	1,919	3,981	3,739
Lead Management	1,546	1,532	3,320	2,942
Service and other, net of provision for sales returns	308	254	587	552
Equipment sales and rentals	138	813	309	1,060
Subtotal	4,038	4,518	8,197	8,293
Total revenue	$30,025	$29,032	$59,035	$56,335

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment operating income (loss):
U.S. Medical	$(483)	$(2,920)	$(1,864)	$(6,337)
International Medical	569	480	919	882
Total operating income (loss)	$86	$(2,440)	$(945)	$(5,455)

	June 30,	December 31,
	2010	2009
Segment assets:
U.S. Medical	$89,088	$88,883
International Medical	10,577	11,800
Total assets	$99,665	$100,683

In the first six months of 2010 and 2009, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first six months of 2010 or 2009.

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

The Company currently expects its effective tax rate for 2010 to be higher than statutory rates, as it expects non-deductible items to increase the effective tax rate.  Furthermore, the Company has determined that any deferred tax benefits arising from its pretax loss for the six months ended June 30, 2010 should be offset by an additional valuation allowance based on the Company’s analysis of the realizability of its deferred tax asset.  This determination

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was based primarily on the Company’s forecast of available taxable income in future years.  Therefore, for the six months ended June 30, 2010, the Company recorded no tax benefit (net of the valuation allowance adjustment) related to its loss before taxes of $0.8 million. The Company recorded income tax expense of $33,000 and $67,000 for the three and six months ended June 30, 2010, respectively, comprised of state and foreign income taxes payable. Based on the Company’s analysis, the Company expects that it is more likely than not that it will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of June 30, 2010.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2010, the Company paid $22,000 and $55,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.  During the three and six months ended June 30, 2010, the Company also paid $25,000 and $51,000, respectively, to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. It is not possible to predict the outcome for the legal proceedings discussed below, and the costs associated with such proceedings could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows of a future period.

The Company is generally obligated to indemnify its present and former directors, officers and employees against certain losses and to advance their reasonable legal defense expenses including in connection with the government investigation, unless certain conditions apply. The Company is advancing expenses pursuant to its indemnification obligations unless it determines that they are inapplicable or otherwise covered by insurance. The Company maintains insurance for claims of this nature which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings. Spectranetics’ extended involvement in these actions could result in substantial costs and divert management’s attention and resources from operating its business. Additionally, the Company cannot provide assurance that these or other lawsuits will be successfully dismissed or settled or that any settlement, dismissal or other disposition or its obligation to indemnify and advance the expenses of its present and former directors, officers, employees and agents will be covered by its insurance or, if covered, will be within the limits of its insurance. An adverse outcome in these matters or a prolonged uninsured expense and indemnification obligation could have a material adverse impact on the Company.

Federal Investigation

On December 29, 2009, the Company announced that it had reached a resolution with the United States Department of Justice (DOJ) and the Office of Inspector General (OIG) of the United States Department of Health and Human Services regarding a federal investigation which had commenced on September 4, 2008.

As part of the resolution, in December 2009 the Company entered into a Non-Prosecution Agreement with the DOJ, a civil Settlement Agreement with the DOJ and the OIG, and a five-year Corporate Integrity Agreement with the OIG.

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no criminal charges against the Company.  As part of the Settlement Agreement, the Company also expressly denied the contentions of the United States, except those specifically included in the Non-Prosecution Agreement, and there was no admission of wrongdoing by the Company.  The Company remains fully eligible to participate in all federal healthcare programs.

During the six months ended June 30, 2010 and 2009, the Company incurred legal and other costs related to the federal investigation of $0.3 million and $2.4 million, respectively.  In the second quarter of 2010, the Company received a payment from its insurance carrier of $0.2 million which reimbursed the Company for certain legal fees incurred by the Company which had previously been expensed due to uncertainties regarding whether insurance would cover them.  This resulted in a net credit of $60,000 in investigation costs for the second quarter of 2010.

Securities Class Actions

Several securities class action lawsuits were filed against the company and certain of its executives in 2008.  In 2009, these cases were consolidated into one case styled as In re Spectranetics Corporation Securities Litigation, Case No. 08-2049 in the United States District Court for the District of Colorado, and a group of investors identified as the Spectranetics Investor Group was appointed lead plantiff.

On August 4, 2009, the Spectranetics Investor Group filed its consolidated class action complaint, naming the Company, John Schulte, Guy Childs, Jonathan McGuire, Emile Geisenheimer, and Craig Walker as defendants.  The consolidated complaint asserts claims under the Securities Exchange Act of 1934 alleging that the defendants either failed to disclose, made false and misleading statements, and/or participated in a common plan, scheme and unlawful course of conduct involving, among other things, improper marketing, promoting and testing its products and the products of third parties for unapproved uses; payments to medical personnel in connection with these uses; withholding data from the FDA; the lack of effective regulatory compliance controls and adequate internal and financial controls; and materially inflating the Company’s financial results as a result of this conduct.  Lead Plaintiff seeks class certification, compensatory damages, legal fees and such other relief as the court may deem proper.  The defendants moved to dismiss the consolidated class action complaint on September 18, 2009.  Various motions were subsequently filed opposing and supporting the dismissal and the Court has not yet ruled on these motions.

Stockholder Derivative Action

Several stockholder derivative actions were filed in 2008 and 2009 against Emile Geisenheimer, David Blackburn, Guy Childs, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker (the “Individual Defendants”), and the Company as a nominal defendant in the United States District Court for the District of Colorado and the District Court of El Paso County, Colorado.  These actions were ultimately consolidated into one action styled as Kopp v. Geisenheimer, Case No. 08-2102 in the United States District Court for the District of Colorado.  The lawsuits allege that the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company’s stock price decline following disclosure of such investigation; the Company’s receipt of an inquiry from the Securities and Exchange Commission; and the suit against the Company by its former Director of Marketing alleging the Company marketed, promoted and tested its products for unapproved uses.  Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper.

Settlement

On June 22, 2010, the Company announced that it had agreed in principle to settle both the securities class action litigation and the stockholder derivative case. Under the proposed class action settlement, the claims against Spectranetics and its officers and directors will be dismissed with prejudice and released in exchange for a cash payment of $8.5 million to be funded by Spectranetics’ insurers. The proposed settlement remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement, and approval by the U.S. District Court for the District of Colorado following notice to members of the class. Terms for

THE SPECTRANETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

distribution of the settlement fund to class members, less fees awarded by the court to class counsel, and other terms of the settlement will be disclosed in a notice to be sent to class members after preliminary court approval.

Under the proposed derivative settlement, plaintiffs (on their own behalf and derivatively on behalf of Spectranetics) will dismiss the stockholder derivative case with prejudice and release their claims in exchange for formalizing certain corporate governance procedures and payment of attorneys fees of $350,000. As with the class action settlement, the proposed settlement will be funded by Spectranetics’ insurers and remains subject to the satisfaction of various conditions, including negotiation and execution of a final stipulation of settlement and approval by the U.S. District Court for the District of Colorado.

The Company and the individual defendants have steadfastly maintained that the claims raised in the class action litigation and stockholder derivative case were without merit, and have vigorously contested those claims. As part of the settlements, the Company and the individual defendants continue to deny any liability or wrongdoing under the securities laws.

Vagle v. The Spectranetics Corporation

On May 28, 2010, three Spectranetics stockholders filed an individual lawsuit in the United States District Court for the District of Colorado (Vagle et al. v. The Spectranetics Corp. et al.) asserting various federal and state claims arising out of the same facts alleged in the securities class action against Spectranetics and certain of its current and former officers and directors. Two of the three stockholders who brought this case had previously moved unsuccessfully to be appointed as lead plaintiff in the securities class action where they claimed a loss of $1.27 million.  Plaintiffs seek compensatory damages, expenses, treble damages, punitive damages, and such other relief as the court deems proper.  Spectranetics intends to defend this lawsuit vigorously.

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

On June 9, 2010, the Dutch Court issued its ruling, followed by a decision that dismissed Dr. Fox’s claims against both The Spectranetics Corporation and Spectranetics B.V.  The Court also awarded the Company a nominal amount as attorney’s fees.  Dr. Fox has 90 days to appeal the decision of the Court.

The Company intends to vigorously defend against Dr. Fox’s claims should Dr. Fox appeal.

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

Recent Developments

New product introductions

In January 2010, we received clearance from the FDA to market the redesigned Turbo-Tandem™, a single-use, disposable device indicated for atherectomy of infrainguinal (leg) arteries. The Turbo-Tandem system is comprised of two integrated devices, a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. The Turbo-Tandem is designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel. In the third quarter of 2009, we initiated a limited market release of the first version of the Turbo-Tandem which was cleared by the FDA in July 2009.  Based on physician feedback during the limited market release, we decided to make certain changes to the design of the product before the full commercial launch.  We commenced the commercial launch of the redesigned Turbo-Tandem throughout the United States in March 2010 and achieved $2.4 million in sales of this product during the first half of 2010.

Pending clinical indications

In September 2009, we filed a 510(k) pre-market notification application with the FDA seeking clearance to use certain of our commercially available peripheral atherectomy products to treat in-stent restenosis (ISR) in nitinol stents above the knee. ISR is caused by the re-growth of tissue within the stent, known as neointimal hyperplasia, which can lead to blockages in the affected leg artery. The 510(k) application makes reference to the results of bench testing associated with the interaction of laser and nitinol stents. These tests show that stents subjected to extensive testing following laser interaction had no fatigue-related failures. The submission also includes reference to clinical data supporting the safety and efficacy of excimer laser treatment in coronary artery ISR and an analysis of interim data from the peripheral artery ISR study, PATENT, which is ongoing in Germany.  In response to our submission, we received questions from the FDA.  On April 30, 2010, we submitted a pre-IDE (investigational device exemption) submission to the FDA seeking clarification to a number of the questions received from the FDA. After further discussion with the FDA, we decided not to pursue use of the PATENT study data and instead announced on June 10, 2010 the initiation of a multi-center, randomized trial of ISR (ISR RCT) in the United States. At the same time, our 510(k) application referenced above was withdrawn, due to the time required for us to collect the additional data requested by the FDA. The ISR RCT study will compare laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem and Turbo Elite® laser ablation devices. On July 14, 2010, we submitted a Pre-IDE package to the FDA that outlines our plans for conducting this ISR RCT study and followed that submission on July 16, 2010 with a Pre-IDE for a planned ISR animal study.  A meeting has been requested with the FDA to discuss both of these study proposals. A decision whether to continue enrollments in the PATENT clinical trial, which was originally designed as a feasibility trial, will be made once the FDA has completed its review of our pre-IDE submission for the ISR RCT study. Until then, enrollments will continue in PATENT, which currently has 67 patients enrolled in five centers in Germany. We intend to pursue publication of the data from the PATENT trial. There can be no assurances that we will receive clearance from the FDA for the treatment of ISR.

We also plan to support a pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions (PHOTOPAC), is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, which will be followed for up to one year following the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant and will be conducted at up to four sites in Germany. We expect this trial to commence in the fourth quarter of 2010.

QuickCat™ Recall

On July 1, 2010, we initiated a voluntary recall of specific lots of our QuickCat thrombus extraction catheter. The FDA was informed of this action and communication to various Competent Authorities (regulatory bodies outside of the United States) has occurred. While we received and confirmed customer complaints on this issue, no adverse events were reported to us. The occurrence of this issue was very low and could result in a blocked guidewire lumen that restricts the loading of the thrombus extraction catheter onto the guidewire prior to insertion of the catheter into the patient. A manufacturing process improvement to correct the issue was implemented and product was available for shipment in June 2010. We plan to replace all affected units and production volumes were increased so that, as of the date of this filing, we have substantially completed all product replacements. As of June 30, 2010, we estimated costs related to this recall of approximately $300,000, which was recorded within cost of products sold during the quarter ended June 30, 2010.

Reimbursement in Japan

On July 20, 2010, we announced that the Ministry of Health, Labor and Welfare in Japan has approved product reimbursement to hospitals for the Spectranetics Laser Sheath (SLS® II), which is used for the removal of problematic pacemaker and defibrillator cardiac leads. Through our distribution partner, DVx Inc., the initial phase of the product launch will commence immediately and focus on establishing a limited number of lead extraction training centers.  The SLS II is our first product to have both regulatory and reimbursement approval in Japan.

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. As of June 30, 2010 and 2009, cost allocations of these functions to International Medical have not been performed.

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2010		2009		2010		2009
Revenue
United States	$25,987	87%	$24,514	84%	$50,838	86%	$48,042	85%
International	4,038	13	4,518	16	8,197	14	8,293	15
Total revenue	$30,025	100%	$29,032	100%	$59,035	100%	$56,335	100%

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009

Net (loss) income
United States	$(367)	$(2,746)	$(1,619)	$(5,977)
International	458	444	752	838
Total net loss	$91	$(2,302)	$(867)	$(5,139)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended June 30, 2010 and June 30, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

	For the three months ended June 30,
(in thousands, except for percentages and laser placements)	2010	% of rev (1)	2009	% of rev (1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular Intervention	$16,088	54%	$16,017	55%	$71	—%
Lead Management	10,029	33	8,773	30	1,256	14
Total disposable products revenue	26,117	87	24,790	85	1,327	5

Service and other revenue	2,339	8	2,294	8	45	2

Laser equipment revenue:
Equipment sales	313	1	843	3	(530)	(63)
Rental fees	1,256	4	1,105	4	151	14
Total laser equipment revenue	1,569	5	1,948	7	(379)	(19)
Total revenue	30,025	100	29,032	100	993	3

Gross profit	21,485	72	20,757	71	728	4

Operating expenses
Selling, general and administrative	17,851	59	17,991	62	(140)	(1)
Research, development and other technology	3,608	12	4,054	14	(446)	(11)
Federal investigation legal and other costs	(60)	—	982	3	(1,042)	(106)
Employee termination costs	—	—	170	1	(170)	—
Total operating expenses	21,399	71	23,197	80	(1,798)	(8)

Operating income (loss)	86	—	(2,440)	(9)	2,526	(104)

Other income (expense)
Interest income, net	38	—	98	—	(60)	(61)

Income (loss) before income taxes	124	—	(2,342)	(8)	2,466	(105)

Income tax (expense) benefit	(33)	—	40	—	(73)	(183)

Net income (loss)	$91	—%	$(2,302)	(8)%	$2,393	(104)%

Worldwide installed base of laser systems	917		876		41

(1) Percentage amounts may not add due to rounding.

Revenue for the three months ended June 30, 2010 was $30.0 million, a 3% increase as compared to $29.0 million for the quarter ended June 30, 2009.  This increase is mainly attributable to a 5% increase in disposable products revenue, which consists of single-use catheter products, partially offset by a 19% decline in laser equipment revenue.  Our product mix changed slightly year-over-year, with 87% of revenue coming from disposables in the second quarter of 2010 compared with 85% from disposables in the second quarter of 2009.  Service and other revenue remained stable at 8% of total revenue in the second quarter of 2010 and 2009. Revenue from laser equipment sales and rentals decreased to 5% of total revenue in the second quarter of 2010 compared to 7% of total revenue in the second quarter of 2009.

We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM).  For the 2010 second quarter, our VI revenue totaled $16.1 million (62% of our disposable products revenue) and our LM revenue totaled $10 million (38% of our disposable products revenue).  For the 2009 second quarter, our VI revenue totaled $16 million (65% of our disposable products revenue) and our LM revenue totaled $8.8 million (35% of our disposable products revenue).

VI revenue, which includes products used in both the peripheral and coronary vascular systems, remained flat in the second quarter of 2010 as compared with the second quarter of 2009.  VI sales include three product categories — atherectomy, which increased 5%; crossing solutions, which decreased 5%; and thrombectomy, which decreased 5%, all compared with the second quarter of 2009.  The year-over-year increase in atherectomy revenue was due primarily to sales of our Turbo-Tandem product which was launched in March 2010, which generated revenue of $1.4 million in the second quarter, partially offset by a decline in sales of other peripheral and coronary atherectomy products. We believe the decrease in crossing solutions product sales is primarily due to the competitive environment, with the introduction by competitors of alternative crossing solutions products towards the end of 2009.

LM revenue grew 14% for the three months ended June 30, 2010 as compared with the 2009 second quarter.  We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, and (3) favorable market dynamics due to expanded guidelines set forth by the Heart Rhythm Society for lead extractions. We estimate that the majority of replaced pacemaker or defibrillator leads are capped and left in the body.  We have established a dedicated Lead Management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Laser equipment revenue was $1.6 million and $1.9 million for the three months ended June 30, 2010 and 2009, respectively.  Rental revenue increased 14% during the second quarter of 2010 as compared to the prior year period.  This increase is due primarily to the increase in our installed rental base of laser systems, which increased to 443 at June 30, 2010 from 399 at June 30, 2009, as well as our focus on converting under-performing Cap-Free (fee per procedure) lasers to straight rentals.  We sold two laser systems in the second quarter of 2010 as compared to five laser systems in the same period of the prior year.  Service and other revenue increased 2% at $2.34 million in the second quarter of 2010 compared to $2.29 million in the second quarter of 2009.

We placed 17 laser systems with new customers during the quarter ended June 30, 2010 compared with 30 during the second quarter of last year.  Of those new laser placements, 11 laser systems were transfers from the existing installed base during the second quarter of 2010 compared with 21 transfers during the second quarter of 2009.  In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system.  Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated.  This brings our worldwide installed base of laser systems to 917 (708 in the U.S.) at June 30, 2010.

On a geographic basis, revenue in the United States was $26.0 million during the quarter ended June 30, 2010, an increase of 6% from the prior year second quarter.  International revenue totaled $4.0 million, a decrease of 11% from the second quarter of 2009.  The decrease in international revenue was primarily due to a decrease in laser equipment sales revenue, with no laser system sales in the second quarter of 2010 compared to four international laser system sales in the prior year. Partially offsetting the decrease in laser equipment sales revenue, equipment rental revenue increased 33%, service revenue increased 21%, VI revenue increased 7%, and LM revenue remained flat, all compared to the second quarter of 2009.

Gross margin for the second quarter of 2010 was 71.6%, up slightly from 71.5% in the second quarter of 2009.  Cost of products sold in the second quarter of 2010 included the impact of the voluntary product recall and replacement charge for the QuickCat catheter. Of the total $300,000 charge, $180,000 was related to the costs associated with the return and replacement of product and $120,000 was related to the disposal and write-off of inventory, both of which were recorded as cost of products sold.  Offsetting the negative impact of the recall were improved margins based on favorable product mix.

Operating expenses

Operating expenses of $21.4 million in the second quarter of 2010 decreased 8% from $23.2 million in the second quarter of 2009.  Operating expenses for the second quarter of 2009 included legal and other costs related to the federal investigation of $1.0 million and employee termination costs of $0.2 million, further described below.

Operating expenses represented 71% of total revenue in the second quarter of 2010 as compared to 80% of total revenue in the second quarter of 2009.  Excluding federal investigation legal and other costs and employee termination costs, operating expenses were 76% of revenue in the second quarter of 2009. In the second and third quarters of 2009, we eliminated certain positions within the Company in order to streamline operations, and these operational improvements are anticipated to result in cost savings of $1.6 million annually.  These actions combined with an ongoing focus on productivity and expense management activities contributed to the reduction in operating expenses as a percentage of revenue as compared with last year’s second quarter.

Selling, general and administrative. Selling, general and administrative expenses decreased by 1% compared to the year ago quarter due to our continued focus on expense management.  General and administrative expenses decreased 1%, primarily due to year-over-year decreases in regulatory compliance outside consulting costs. Marketing and selling expenses were essentially flat year-over-year.

Research and development. Research, development and other technology expenses of $3.6 million for the second quarter of 2010 decreased 11% compared with the second quarter of 2009. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•                  Product development costs decreased approximately $0.2 million compared to the second quarter of 2009 primarily related to the completion of the Turbo-Tandem design improvement project.

•                  Clinical studies expense decreased by approximately $0.3 million due to the conclusion of several studies that were ongoing in the prior year.  We expect these costs to increase upon initiation of the randomized clinical trial to treat ISR, which is subject to approval by the FDA.

•                  Royalty expenses increased by approximately $0.1 million due to higher sales of products incorporating technology that we license as well as a higher royalty rate on certain products.

Federal investigation costs. Legal and other expenses related to the federal investigation which began in September 2008 were a credit of $60,000 in the second quarter of 2010, due to an insurance payment of approximately $0.2 million which reimbursed certain costs related to the federal investigation previously expensed during the year due to uncertainties regarding the insurance coverage at the time of payment.  In the second quarter of 2009, such costs totaled approximately $1.0 million.

Employee termination costs. In the second quarter of 2009, we eliminated certain positions in order to streamline operations.  As a result, we recorded severance obligations totaling $170,000 for the three months ended June 30, 2009.

Interest income

Interest income decreased 61% to $38,000 in the second quarter of 2010 from $98,000 in the second quarter of 2009. The decrease in interest income in 2010 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.

Income (loss) before income taxes

Pre-tax income for the three months ended June 30, 2010 was $124,000, compared with a pre-tax loss of $2.3 million for the three months ended June 30, 2009, which included $1.0 million of legal and other costs related to the federal investigation and $0.2 million of employee termination costs, as described above.

Income taxes

We expect our effective tax rate for 2010 to be higher than statutory rates, as we expect non-deductible items to increase the effective tax rate.  Furthermore, we have determined that the deferred tax benefits arising from our pretax loss for the six months ended June 30, 2010 should be offset by an additional valuation allowance based on our analysis of the realizability of our deferred tax asset.  This determination was based primarily on our forecast of available taxable income in future years.  Therefore, for the three months ended June 30, 2010, because we recorded a pretax loss on a year-to-date basis, we recorded no net tax benefit or expense related to our pretax income for the quarter.  We did record income tax expense of $33,000 for the three months ended June 30, 2010, comprised of state and foreign income taxes payable. Based on our analysis, we expect that it is more likely than not that we will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of June 30, 2010.

Net income (loss)

We recorded net income for the three months ended June 30, 2010 of $91,000, or $0.00 per share, compared with a net loss of $2.3 million, or ($0.07) per share, in the three months ended June 30, 2009.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended June 30, 2010 as compared with the prior year period caused a decrease in consolidated revenue of approximately $115,000 and a decrease in consolidated operating expenses of approximately $80,000.

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the six months ended June 30, 2010 and June 30, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

	For the six months ended June 30,
(in thousands, except for percentages and laser placements)	2010	% of rev (1)	2009	% of rev (1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular intervention	$31,592	54%	$31,307	56%	$285	1%
Lead management	19,948	34	16,946	30	3,002	18
Total disposable products revenue	51,540	87	48,253	86	3,287	7

Service and other revenue	4,603	8	4,674	8	(71)	(2)

Laser equipment revenue:
Equipment sales	313	1	1,195	2	(882)	(74)
Rental fees	2,579	4	2,213	4	366	17
Total laser equipment revenue	2,892	5	3,408	6	(516)	(15)
Total revenue	59,035	100	56,335	100	2,700	5

Gross profit	42,128	71	39,789	71	2,339	6

Operating expenses
Selling, general and administrative	35,473	60	35,383	63	90	—
Research, development and other technology	7,307	12	7,336	13	(29)	—
Federal investigation legal and other costs	293	—	2,355	4	(2,062)	(88)
Employee termination costs	—	—	170	—	(170)	(100)
Total operating expenses	43,073	73	45,244	80	(2,171)	(5)

Operating loss	(945)	(2)	(5,455)	(9)	4,510	(83)

Other income (expense)
Interest income, net	145	—	251	—	(106)	(42)
Other, net	—	—	(37)	—	37	(100)

Loss before income taxes	(800)	(1)	(5,241)	(9)	4,441	(85)
Income tax (expense) benefit	(67)	—	102	—	(169)	(166)

Net loss	$(867)	(1)%	$(5,139)	(9)%	$4,272	(83)%

Worldwide installed base of laser systems	917		876		41

(1) Percentage amounts may not add due to rounding.

Revenue for the six months ended June 30, 2010 was $59.0 million, a 5% increase as compared to $56.3 million for the six months ended June 30, 2009.  This increase is mainly attributable to a 7% increase in disposable products revenue, which consists of single-use catheter products, partially offset by a 15% decline in laser equipment revenue.  Our product mix changed slightly year-over-year, with 87% of revenue coming from disposables in the first half of 2010 compared with 86% from disposables in the first half of 2009.  Service and other revenue remained stable at 8% of total revenue in the first half of 2010 and 2009. Revenue from laser equipment sales and rentals decreased to 5% of total revenue in the first half of 2010 compared to 6% of total revenue in the first half of 2009.

We separate our disposable products revenue into two separate categories — Vascular Intervention (VI) and Lead Management (LM).  For the first half of 2010, our VI revenue totaled $31.6 million (61% of our disposable products revenue) and our LM revenue totaled $19.9 million (39% of our disposable products revenue).  For the 2009 first half, our VI revenue totaled $31.3 million (65% of our disposable products revenue) and our LM revenue totaled $16.9 million (35% of our disposable products revenue).

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 1% in the first half of 2010 as compared with the first half of 2009.  VI sales include three product categories — atherectomy, which increased 3%; crossing solutions, which decreased 3%; and thrombectomy, which increased 1%, all compared with the first half of 2009.  The year-over-year increase in atherectomy revenue was due primarily to sales of our Turbo-Tandem product which was launched in March 2010, which generated revenue of $2.4 million in the first half of the year, partially offset by a decline in sales of other peripheral and coronary atherectomy products. We believe the decrease in crossing solutions product sales is primarily due to the competitive environment, with the introduction by competitors of alternative crossing solutions products towards the end of 2009.

LM revenue grew 18% for the six months ended June 30, 2010 as compared with the first half of 2009.  We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, and (3) favorable market dynamics due to expanded guidelines set forth by the Heart Rhythm Society for lead extractions.

Laser equipment revenue was $2.9 million and $3.4 million for the six months ended June 30, 2010 and 2009, respectively.  Rental revenue increased 17% during the first half of 2010 as compared to the prior year period.  This increase is due primarily to the increase in our installed rental base of laser systems, which increased to 443 at June 30, 2010 from 399 at June 30, 2009, as well as our focus on converting under-performing Cap-Free (fee per procedure) lasers to straight rentals.  We sold two laser systems in the first half of 2010 as compared to seven laser systems in the same period of the prior year.  Service and other revenue decreased 2% at $4.6 million in the first half of 2010 compared to $4.7 million in the first half of 2009.

We placed 39 laser systems with new customers during the six months ended June 30, 2010 compared with 64 during the first half of last year.  Of those new laser placements, 24 laser systems were transfers from the existing installed base during the first half of 2010 compared with 38 transfers during the first half of 2009.  In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system.  Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated.  This brings our worldwide installed base of laser systems to 917 (708 in the U.S.) at June 30, 2010.

On a geographic basis, revenue in the United States was $50.8 million during the six months ended June 30, 2010, an increase of 6% from the first half of the prior year.  International revenue totaled $8.2 million, a decrease of 1% from the first half of 2009.  The decrease in international revenue was primarily due to a decrease in laser equipment sales revenue, with no laser system sales in the first half of 2010 compared to five international laser system sales in the prior year. Partially offsetting the decrease in laser equipment sales revenue, equipment rental revenue increased 52%, LM revenue increased 13%, VI revenue increased 6% and service revenue increased 6%, all compared to the first half of 2009.

Gross margin for the first half of 2010 was 71.4%, up 80 basis points from 70.6% in the first half of 2009.  The increase in gross margin was primarily due to favorable product mix, as the year-over-year revenue increase was in higher margin disposable products. Cost of products sold in the first half of 2010 included the impact of the voluntary product recall and replacement charge for the QuickCat catheter. Of the total $300,000 charge, $180,000 was related to the costs associated with the return and replacement of product and $120,000 was related to the disposal and write-off of inventory, both of which were recorded as cost of products sold.

Operating expenses

Operating expenses of $43.1 million in the first half of 2010 decreased by 5% from $45.2 million in the first half of 2009.  Operating expenses for the first half of 2010 and 2009 included legal and other costs related to the federal investigation of $0.3 million and $2.4 million, respectively, and the first half of 2009 also included employee termination costs of $0.2 million, further described below.

Operating expenses represented 73% of total revenue in the first half of 2010 as compared to 80% of total revenue in the first half of 2009.  Excluding federal investigation legal and other costs and employee termination costs, operating expenses were 72% and 76% of revenue in the first half of 2010 and 2009, respectively. In the second and third quarters of 2009, we eliminated certain positions within the Company in order to streamline operations, and these operational improvements are anticipated to result in cost savings of $1.6 million annually.  These actions combined with an ongoing focus on productivity and expense management activities contributed to the reduction in operating expenses as a percentage of revenue as compared with the first six months of last year.

Selling, general and administrative. Year-over-year fluctuations in selling, general and administrative expenses included:

•      Marketing and selling expenses increased 1% year-over-year, with decreases in U.S. field sales and marketing costs offset by increases in international sales and marketing, due to an increase in staffing within our international sales organization.

•      General and administrative expenses decreased 2%, with year-over-year decreases in regulatory compliance outside consulting costs partially offset by increases in insurance and other miscellaneous expenses.

Research and development. Research, development and other technology expenses remained flat at $7.3 million for the first half of 2010 and 2009. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•      Product development regulatory-related costs increased approximately $0.2 million compared to the first half of 2009 primarily related to an increase in outside consulting costs to support our regulatory affairs activities.

•      Clinical studies expense decreased by approximately $0.4 million due to the conclusion of several studies that were ongoing in the prior year. We expect these costs to increase upon initiation of the randomized clinical trial to treat ISR, which is subject to approval by the FDA.

•      Royalty expenses increased by approximately $0.2 million due to higher sales of products incorporating technology that we license as well as a higher royalty rate on certain products.

Federal investigation costs. Legal and other expenses related to the federal investigation which began in September 2008 were approximately $0.3 million and $2.4 million in the first half of 2010 and 2009, respectively.

Employee termination costs. In the second quarter of 2009, we eliminated certain positions in order to streamline operations.  As a result, we recorded severance obligations totaling $170,000 for the six months ended June 30, 2009.

Interest income

Interest income decreased 42% to $145,000 in the first half of 2010 from $251,000 in the first half of 2009. The decrease in interest income in 2010 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.

Loss before income taxes

Pre-tax loss for the six months ended June 30, 2010 was $0.8 million, compared with a pre-tax loss of $5.2 million for the six months ended June 30, 2009, which included $0.3 million and $2.4 million of legal and other costs related to the federal investigation in 2010 and 2009, respectively, and $0.2 million of employee termination costs in the first half of 2009, as described above.

Income taxes

We expect our effective tax rate for 2010 to be higher than statutory rates, as we expect non-deductible items to increase the effective tax rate.  Furthermore, we have determined that the deferred tax benefits arising from our pretax loss for the six months ended June 30, 2010 should be offset by an additional valuation allowance based on our analysis of the realizability of our deferred tax asset.  This determination was based primarily on our forecast of available taxable income in future years.  Therefore, for the six months ended June 30, 2010, we recorded no net tax benefit related to our loss before taxes of $0.8 million, and we recorded income tax expense of $67,000 for the six months ended June 30, 2010, comprised of state and foreign income taxes payable. Based on our analysis, we expect that it is more likely than not that we will realize the deferred tax asset, net of valuation allowance, recorded on the balance sheet as of June 30, 2010.

Net loss

We recorded a net loss for the six months ended June 30, 2010 of $0.9 million, or ($0.03) per share, compared with a net loss of $5.1 million, or ($0.16) per share, in the six months ended June 30, 2009.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the six months ended June 30, 2010 as compared with the prior year period caused an increase in consolidated revenue of approximately $80,000 and an increase in consolidated operating expenses of approximately $40,000.

Liquidity and Capital Resources

As of June 30, 2010, we had cash, cash equivalents and current investment securities available for sale of $21.9 million, up $2.8 million from December 31, 2009.

As of June 30, 2010, we had long-term investment securities of $6.7 million, a decrease of $3.1 million from $9.8 million at December 31, 2009.  Long-term investment securities at June 30, 2010 consisted of our auction rate securities (ARS) which we acquired in January 2008 and which are currently illiquid.  We sold one of these securities at 90% of par in the first quarter of 2010, for cash proceeds of $2.7 million.  We also received redemptions of $250,000 and $150,000 on two of the issues of these securities, at par, in the first and second quarters of 2010, respectively. See further discussion of our ARS in Note 3, “Investment Securities,” to our condensed consolidated financial statements included in this report.

If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further. This would negatively affect our financial position, results of operations and liquidity.

Our future liquidity and capital requirements will be influenced by numerous factors, including any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions and the future course of pending and threatened litigation. We believe that our cash and cash equivalents and anticipated funds from operations will be sufficient to meet our liquidity requirements through at least the next twelve months. However, there is no assurance that additional funding will not be needed or sought prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may enter into credit and financing arrangements with one or more independent institutional lenders, sell shares of our common stock or other equity securities, or sell debt securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders.

Operating Activities. For the six months ended June 30, 2010, cash provided by operating activities totaled $1.4 million.  The primary sources and uses of cash were the following:

(1) The net loss of $0.9 million, offset by $6.5 million of non-cash expenses, which included $5.0 million of depreciation and amortization, $1.2 million of stock-based compensation and $0.2 million of provision for excess and obsolete inventories.

(2) The net decrease in operating assets and liabilities of approximately $4.3 million was due primarily to the following:

•    An increase in equipment held for rental or loan of $1.9 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•    An increase in trade accounts receivable of approximately $1.0 million, due primarily to a slight increase in days sales outstanding and the impact of foreign currency fluctuations;

•    An increase in inventories of $0.9 million due primarily to a higher number of lasers in finished goods inventory at June 30, 2010 as compared to year-end, in addition to an increase in disposables production in anticipation of the final stage of moving our manufacturing processes to our new facility;

•    An increase in prepaid expenses and other current assets of approximately $0.2 million, due primarily to the prepayment of annual insurance premiums and other prepaid expenses; and

•    A decrease in accounts payable and accrued liabilities of approximately $0.2 million, due primarily to the payment of year-end accrued commissions and bonuses.

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

	June 30, 2010	December 31, 2009
Days Sales Outstanding	51	50
Inventory Turns	3.7	4.1

Investing Activities. For the six months ended June 30, 2010, cash provided by investing activities was $0.9 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $3.1 million, offset by capital expenditures of $2.2 million.  In the first quarter of 2010, restricted cash that had previously been held in an escrow fund for a litigation matter had its restriction released, and this cash was invested in a short-term certificate of deposit.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2010 was $56,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options.

At June 30, 2010, we had no significant debt or capital lease obligations.

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

Our critical accounting policies and estimates are included in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010.  During the first half of 2010, there were no significant changes to the critical accounting policies we disclosed in our 2009 Form 10-K.

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

At June 30, 2010, we had $0.8 million of investment securities available for sale that are classified as current on our balance sheet.  Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.

We also hold $6.7 million in auction rate securities, classified as long-term on our balance sheet as of June 30, 2010, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation.  The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

As of June 30, 2010, the unrealized loss on our auction rate securities was approximately $0.8 million, reducing the par value of the securities of $7.5 million to their fair value of $6.7 million, or approximately 90% of par. The unrealized loss was recorded in earnings in the fourth quarter of 2009 as an other-than-temporary impairment. At December 31, 2009, we also performed a sensitivity analysis in the valuation of our auction rate securities using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points.  The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.  For the three months ended June 30, 2010, approximately $115,000 of decreased revenue and approximately $80,000 of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro and other European currencies as compared to the prior year period.  Accordingly, the net impact of exchange rate fluctuations on consolidated net loss for the three months ended June 30, 2010 was a decrease in net income of approximately $35,000 as compared to the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2009 Annual Report on Form 10-K, and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 6.           Exhibits

10.1                 Form of Restricted Stock Unit Agreement.

10.2                 Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated April 8, 2010, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 12, 2010.

10.3                 Letter Agreement between Shahriar Matin and The Spectranetics Corporation, dated April 12, 2010, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 14, 2010.

10.4                 The Spectranetics Corporation 2010 Employee Stock Purchase Plan, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2010.

10.5                 Seventh Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2010.

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

The Spectranetics Corporation
(Registrant)

August 6, 2010	/s/ Emile J. Geisenheimer
Emile J. Geisenheimer
Chairman, President and Chief Executive Officer

August 6, 2010	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer