Form 10-Q
period 2010-09-30
SPECTRANETICS CORP
filed 2010-11-08
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 3, 2010 there were 33,167,532 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,666	$19,010
Restricted cash	—	817
Investment securities available for sale	761	43
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $766 and $948, respectively	16,274	16,328
Inventories, net	9,343	8,462
Deferred income taxes, current portion, net	210	1,406
Prepaid expenses and other current assets	2,065	2,054
Total current assets	54,319	48,120
Property and equipment, net	29,078	31,475
Long-term investment securities available for sale	4,372	9,800
Deferred income taxes, non-current portion, net	—	5,079
Goodwill	5,569	5,569
Other intangible assets, net	371	586
Other assets	44	54
Total assets	$93,753	$100,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,597	$1,514
Accrued liabilities	16,166	11,291
Deferred revenue	2,385	2,357
Total current liabilities	20,148	15,162
Accrued liabilities, net of current portion	603	593
Total liabilities	20,751	15,755
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 33,128,035 and 33,064,217 shares, respectively	33	33
Additional paid-in capital	170,798	168,792
Accumulated other comprehensive (loss) income	(336)	20
Accumulated deficit	(97,493)	(83,917)
Total shareholders’ equity	73,002	84,928
Total liabilities and shareholders’ equity	$93,753	$100,683

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$29,577	$28,841	$88,612	$85,176
Cost of products sold	8,486	7,951	25,393	24,497
Gross profit	21,091	20,890	63,219	60,679
Operating expenses:
Selling, general and administrative	15,963	16,706	51,436	52,089
Research, development and other technology	3,577	3,637	10,884	10,973
Federal investigation legal and accrued indemnification costs	6,527	602	6,820	2,957
Litigation settlement	—	1,090	—	1,090
Discontinuation costs —Safe-Cross® product line	—	1,075	—	1,075
Asset impairment charge	939	—	939	—
Employee termination and lease abandonment costs	664	366	664	536
Total operating expenses	27,670	23,476	70,743	68,720
Operating loss	(6,579)	(2,586)	(7,524)	(8,041)
Other income (expense):
Interest income, net	36	94	181	345
Other, net	(21)	—	(21)	(37)
Total other income	15	94	160	308
Loss before income taxes	(6,564)	(2,492)	(7,364)	(7,733)
Income tax (expense) benefit	(6,145)	—	(6,212)	102
Net loss	$(12,709)	$(2,492)	$(13,576)	$(7,631)
Loss per share — basic and diluted	$(0.38)	$(0.08)	$(0.41)	$(0.24)
Weighted average common shares outstanding — basic and diluted	33,122,742	32,662,566	33,094,133	32,345,484

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(13,576)	$(7,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,484	7,357
Stock-based compensation expense	1,932	2,203
Provision for excess and obsolete inventories	236	290
Accrued indemnification costs	6,500	—
Deferred income taxes	6,110	(167)
Asset impairment charge	939	—
Discontinuation costs—Safe-Cross® product line, non-cash portion	—	750
Net change in operating assets and liabilities	(5,275)	(3,712)
Net cash provided by (used in) operating activities	4,350	(910)
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	5,416	4,600
Purchases of investment securities	(760)	—
Capital expenditures	(3,164)	(2,790)
Additional purchase price – Kensey Nash milestone payment	—	(1,500)
Purchase of intangible assets	—	(205)
Decrease in restricted cash	817	633
Net cash provided by investing activities	2,309	738
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	74	1,966
Net cash provided by financing activities	74	1,966
Effect of exchange rate changes on cash	(77)	97
Net increase in cash and cash equivalents	6,656	1,891
Cash and cash equivalents at beginning of period	19,010	16,113
Cash and cash equivalents at end of period	$25,666	$18,004
Supplemental disclosures of cash flow information
Cash paid for taxes	$132	$115
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of goodwill to property and equipment	$—	$223

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

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system.  The Company’s products are sold in 40 countries throughout the world and are used to treat arterial blockages in the heart and legs as well as the removal of problematic pacemaker and defibrillator leads.  Approximately 60% of the Company’s disposable product revenue is from products used in connection with its proprietary excimer laser system, the CVX-300®. As of September 30, 2010, over 900 Spectranetics excimer laser systems were placed in hospitals worldwide.  The Company’s single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

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

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of the Company’s investments in auction rate securities; the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued indemnification costs; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the Level 3 reconciliation disclosures that are effective for interim and annual periods beginning after December 15, 2010. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements and management believes that adoption of the Level 3 reconciliation disclosures will not have a material impact on the Company's consolidated financial statements.

NOTE 3 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Current investments:
Certificates of deposit	$761	$43
Total current investments	761	43
Non-current investments:
Auction rate securities	4,372	9,800
Restricted investment:
Certificate of deposit	—	717

Total investment securities	$5,133	$10,560

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

The following table represents the fair value measurement of the Company’s investments using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$4,372	$—	$—	$4,372
Certificates of Deposit	761	761	—	—
Total	$5,133	$761	$—	$4,372

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities.

The underlying assets of the auction rate securities (ARS) the Company holds are student loans, of which 100% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP).  At September 30, 2010, the Company held $4.8 million (par value) of principal invested in two ARS issues, both of which have AAA credit ratings with Moody’s and Fitch bond rating services.  ARS are collateralized long-term debt instruments that historically have provided liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 7, 28, 35 or 49 days. Beginning in February 2008, auctions failed for the Company’s holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. This has resulted in an illiquid asset for the Company, even though the Company continues to earn interest on these securities according to their stated terms. Although the Company has sold four of its ARS positions in recent months, there is no assurance that it will find buyers for the remaining two securities at an acceptable price. Because of this lack of liquidity, the balance of the Company’s auction rate securities continues to be classified as a long-term asset at September 30, 2010.

In March 2010, the Company sold one of its ARS positions at 90% of par for cash proceeds of $2.7 million.  The proceeds were equal to the carrying value of this security at the time of sale; accordingly, no gain or loss was recorded within the Company’s financial statements during the nine months ended September 30, 2010. In September 2010, the Company sold another ARS position at 85.5% of par for cash proceeds of $2.3 million. The carrying value of this security was approximately 86% of par at the time of sale; therefore, a realized loss of $12,250 was recorded during the three months ended September 30, 2010, included in “other income (expense)” in the Company's consolidated statements of operations.

As of September 30, 2010, the unrealized loss on our auction rate securities was approximately $0.4 million, reducing the par value of the securities of $4.8 million to their fair value of $4.4 million, or approximately 91% of par. The unrealized loss was recorded in earnings in the fourth quarter of 2009 as an other-than-temporary impairment, and the reduction in fair value was deemed necessary due to the impact on the valuation of these securities of the global financial crisis and the continued failure of auctions of these securities since February 2008.  No further reduction of fair value was deemed to have occurred in the first nine months of 2010.

The fair value of the Company’s ARS at September 30, 2010 is based on a pricing model prepared by an independent consultant and is classified as a Level 3 pricing category. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns as there was no significant recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 3.3% to 8.4%.  In order to calculate the discount rate, the Company estimated the expected yield on an average high grade municipal bond.  In the Company’s view, high grade municipal bonds are the most closely comparable security to the ARS contained in its portfolio because they have similar credit quality and are government-backed, as is the Company’s ARS portfolio (through the FFELP program). The Company utilized forecasts for the 3-month LIBOR based on the forecasted data from “Wolters Kluwer - Blue Chip Financial Forecasts,” then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because the Company is currently unable to withdraw from the securities, it also added a 100 basis points illiquidity premium to the discount rate.

The estimated liquidation dates used in the valuation analysis were 3 years from December 31, 2009.  At December 31, 2009, the Company also performed a sensitivity analysis in the valuation of its ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points.  The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par.  The Company believes that its current valuation of $4.4 million is a reasonable measure of fair value of the securities.

To date, the Company has collected all interest payable on outstanding ARS when due and expects to continue to do so in the future.  Related to one of the issues it continues to hold, the Company has also received, at par, partial redemptions totaling $1.2 million since 2008, of which $200,000 and $100,000 was redeemed in the first and second quarters of 2010, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at January 1, 2010	$9,800
Transfers in to Level 3	—
Total realized/unrealized losses
Realized losses: included in earnings	(12)
Other-than-temporary impairment: included in earnings	—
Redemptions (at par)	(450)
Sales	(4,966)
Ending balance at September 30, 2010	$4,372

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2010	$—

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. As of September 30, 2010, the Company had no unrealized losses on investment securities that were deemed to be temporarily impaired.

At September 30, 2010 and December 31, 2009 the Company’s total unrealized losses on investment securities totaled $0.4 million and $1.1 million, respectively.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Trade accounts receivable—allowance for doubtful accounts and sales returns

The Company’s allowance for doubtful accounts and sales returns decreased from $948,000 at December 31, 2009 to $766,000 at September 30, 2010.  The significant decrease was due primarily to the write-off of previously reserved receivables for customers in bankruptcy proceedings.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$2,853	$2,676
Work in process	2,047	1,825
Finished goods	5,191	4,341
Less: Inventory reserve	(748)	(380)
	$9,343	$8,462

The increase in the inventory reserve from December 31, 2009 to September 30, 2010 was primarily due to a $0.2 million reserve for inventory related to the Company’s QuickCat™ product which was subject to a voluntary recall in July 2010.  Additional provisions for excess inventory were also recorded for specific raw materials and finished goods based on the Company’s quarterly analysis of quantities on hand to recent sales activity.

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Equipment held for rental or loan	$34,144	$32,703
Manufacturing equipment and computers	19,560	18,158
Leasehold improvements	4,458	4,253
Furniture and fixtures	1,642	1,558
Building and improvements	1,245	1,264
Land	270	270
Less: accumulated depreciation and amortization	(32,241)	(26,731)
	$29,078	$31,475

In September 2010, the Company wrote off a sterilizer system that was not yet placed in service. The total amount of the write-off was $0.9 million and was recorded as an “Asset impairment charge” in the consolidated statement of operations. During the assembly and construction of the sterilizer asset, the Environmental Protection Agency issued a ruling that phases out one of the gases used to operate the sterilizer, which effectively limited the cost-effectiveness and useful life of the asset.

Deferred Revenue

Deferred revenue was $2.4 million at September 30, 2010 and December 31, 2009. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to the Company’s customers during the warranty period after the sale of equipment.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Accrued indemnification costs	$6,500	$—
Accrued payroll and employee related expenses	5,227	6,389
Accrued royalty expense	792	821
Accrued sales and value added taxes	662	823
Deferred rent	550	494
Employee stock purchase plan liability	186	—
Accrued clinical study expense	159	216
Accrued litigation-related expenses	118	257
Other accrued expenses	2,575	2,884
Less: long-term portion	(603)	(593)
Accrued liabilities: current portion	$16,166	$11,291

Following the indictment in the third quarter of 2010 of three former employees with whom the Company has indemnification obligations, the Company accrued a $6.5 million charge to record its estimated liability related thereto. See Note 11, “Commitments and Contingencies,” for further discussion of these costs.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through September 30, 2010 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. Restricted stock units granted to certain officers of the Company generally vest over four years. At September 30, 2010, there were 1.5 million shares available for future issuance under these plans.  The Company’s policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units.

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

Valuation and Expense Information

Stock-based compensation expense recognized for the three months ended September 30, 2010 and 2009 was $722,000 and $814,000, respectively, and for the nine months ended September 30, 2010 and 2009 was $1.9 million and $2.2 million, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards vested during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2009 and 2010, (3) restricted stock units issued to certain of the Company’s officers in the second quarter of 2010, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company's employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period.  Cash received from the exercise of options and, in 2009, for the purchase of shares through the employee stock purchase plan was $74,000 and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and nine months ended September 30, 2010 and 2009, respectively, using the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected life (years)	5.99	5.95	5.98	5.98
Risk-free interest rate	1.28%	2.32%	1.79%	2.14%
Expected volatility	65.87%	74.18%	66.20%	74.37%
Expected dividend yield	None	None	None	None
Weighted average grant date fair value of options granted during the period	$3.02	$3.31	$3.46	$2.82

The following table summarizes stock option activity during the nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,825,688	$5.10
Granted	699,375	5.73
Exercised	(35,125)	3.17
Canceled	(437,608)	5.05
Options outstanding at September 30, 2010	4,052,330	$5.23	6.42	$5,741,958
Options exercisable at September 30, 2010	1,916,829	$6.34	3.94	$2,324,440

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.42 on September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2010 was approximately 1.0 million.  The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $0.1 million and $1.7 million, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2010	50,000	$4.15
Awarded	34,000	5.22
Vested/Released	(50,000)	4.15
Awards outstanding at September 30, 2010	34,000	$5.22

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at January 1, 2010	—	$—
Awarded	60,000	5.76
Vested/Released	—	—
Units outstanding at September 30, 2010	60,000	$5.76

As of September 30, 2010 there was $4.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock plans. This cost is based on an assumed future forfeiture rate of approximately 12.89% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The fair value of the July offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company's stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company's historical practice of electing not to pay dividends to its stockholders. For the three months ended September 30, 2010, the Company recognized $48,000 of compensation expense related to its ESPP.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2010 and 2009, as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for those periods.  As a result, all of the stock options outstanding to purchase 3.9 million and 4.1 million weighted average shares at September 30, 2010 and 2009, respectively, were excluded from the diluted net loss per share calculation for those periods because their inclusion would have been anti-dilutive.

A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(12,709)	$(2,492)	$(13,576)	$(7,631)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,119	32,354	33,064	32,037
Weighted average common shares issued	4	309	30	308
Weighted average common shares outstanding — basic	33,123	32,663	33,094	32,345
Effect of dilution — stock options	—	—	—	—
Weighted average common shares outstanding — diluted	33,123	32,663	33,094	32,345
Net loss per share — basic	$(0.38)	$(0.08)	$(0.41)	$(0.24)
Net loss per share — diluted	$(0.38)	$(0.08)	$(0.41)	$(0.24)

NOTE 7 — COMPREHENSIVE LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities. The difference between net loss and comprehensive loss for each of these periods is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(12,709)	$(2,492)	$(13,576)	$(7,631)
Other comprehensive loss:
Foreign currency translation gain (loss)	537	207	(313)	294
Unrealized loss on investment securities	—	(2)	(43)	(21)
Comprehensive loss	$(12,172)	$(2,287)	$(13,932)	$(7,358)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation loss	Unrealized gain (loss) on investment securities	Accumulated Other Comprehensive Gain (Loss)
Beginning balance, January 1, 2010	$(23)	$43	$20
Current period change	(313)	(43)	(356)
Ending balance, September 30, 2010	$(336)	$—	$(336)

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

U. S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At September 30, 2010, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2010 and 2009, cost allocations of these functions to International Medical have not been performed, since International Medical operates primarily as a distributor of Spectranetics products.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.0 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively, and $2.9 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$12,942	$13,343	$40,553	$40,911
Lead Management	8,704	8,101	25,332	22,105
Service and other, net of provision for sales returns	2,089	1,844	6,105	5,966
Equipment sales and rentals	1,716	1,237	4,299	3,585
Subtotal	25,451	24,525	76,289	72,567
International Medical:
Disposable products:
Vascular Intervention	1,627	2,086	5,608	5,825
Lead Management	1,913	1,738	5,233	4,680
Service and other, net of provision for sales returns	236	348	823	900
Equipment sales and rentals	350	144	659	1,204
Subtotal	4,126	4,316	12,323	12,609
Total revenue	$29,577	$28,841	$88,612	$85,176

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment operating income (loss):
U.S. Medical	$(7,127)	$(3,678)	$(8,991)	$(10,015)
International Medical	548	1,092	1,467	1,974
Total operating loss	$(6,579)	$(2,586)	$(7,524)	$(8,041)

	September 30, 2010	December 31, 2009

Segment assets:
U.S. Medical	$83,516	$88,883
International Medical	10,237	11,800
Total assets	$93,753	$100,683

In the first nine months of 2010 and 2009, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first nine months of 2010 or 2009.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the third quarter of 2010, the Company evaluated its net deferred tax assets for recoverability and considered the relative impact of negative and positive evidence, including historical losses and projections of future taxable income. Due to recent events, primarily related to the third quarter indictment of former employees, the related $6.5 million accrual for indemnification costs for the employees, and the possibility that such costs could exceed the estimated accrual, the Company concluded that it no longer meets the accounting criteria for recognizing a portion of its deferred tax asset; that is, estimated future taxable income and certain tax planning strategies no longer constitute sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets would be realizable in the foreseeable future. Therefore, during the three months ended September 30, 2010, the Company increased, to 100%, its valuation allowance against its U.S. deferred tax asset. The effect of the valuation allowance adjustment was to increase the Company's provision for income taxes by $6.1 million for the three and nine months ended September 30, 2010, resulting in a tax provision of approximately $6.2 million on its loss before taxes of approximately $7.4 million. Income tax expense includes approximately $35,000 and $102,000, comprised of state and foreign income taxes payable, for the three and nine months ended September 30, 2010, respectively. The Company has a foreign deferred tax asset of $210,000 related to net operating losses in the Netherlands that the Company expects to utilize against taxable income in the Netherlands prior to their expiration at the end of 2011.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2010, the Company paid $35,000 and $89,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.  During the three and nine months ended September 30, 2010, the Company also paid $24,000 and $75,000, respectively, to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Indemnification of former officers and employees

The Company is generally obligated to indemnify its present and former directors, officers and employees against certain losses and to advance their reasonable legal defense expenses including in connection with the federal investigation. The Company maintains insurance for claims of this nature, which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings.

The indictment in August 2010 of three former employees with whom the Company has indemnification obligations significantly increased the likelihood that the former employees' future defense costs will be substantial and ongoing, and that the Company's indemnification obligations to these employees will exceed the limits of its insurance coverage. Therefore, at September 30, 2010, the Company accrued a $6.5 million charge reflecting the low end of its estimate of the range of its contingent liability under the indemnification obligations. The Company currently estimates that the legal fees in this matter could range from $6.5 million to $11.5 million through trial and that these costs are expected to be paid over the course of the court proceedings. The estimate was developed with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to the Company’s indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. As of September 30, 2010, the Company has not paid any of the accrued legal fees and costs, and the balance of the accrued liability as of September 30, 2010 was $6.5 million.

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proceedings are discussed below. It is not possible to predict the outcome for the legal proceedings discussed below, and the costs associated with such proceedings could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows of a future period.

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

During the nine months ended September 30, 2010 and 2009, the Company incurred legal and other costs related to the federal investigation, excluding the accrued indemnification obligations discussed above, of $0.3 million and $3.0 million, respectively.

Securities Class Actions

Several securities class action lawsuits were filed against the company and certain of its executives in 2008.  In 2009, these cases were consolidated into one case styled as In re Spectranetics Corporation Securities Litigation, Case No. 08-2049 in the United States District Court for the District of Colorado, and a group of investors identified as the Spectranetics Investor Group was appointed lead plaintiff.

On August 4, 2009, the Spectranetics Investor Group filed its consolidated class action complaint, naming the Company, John Schulte, Guy Childs, Jonathan McGuire, Emile Geisenheimer, and Craig Walker as defendants.  The consolidated complaint asserts claims under the Securities Exchange Act of 1934 alleging that the defendants either failed to disclose, made false and misleading statements, and/or participated in a common plan, scheme and unlawful course of conduct involving, among other things, improper marketing, promoting and testing its products and the products of third parties for unapproved uses; payments to medical personnel in connection with these uses; withholding data from the FDA; the lack of effective regulatory compliance controls and adequate internal and financial controls; and materially inflating the Company’s financial results as a result of this conduct.  Lead Plaintiff seeks class certification, compensatory damages, legal fees and such other relief as the court may deem proper.  The defendants moved to dismiss the consolidated class action complaint on September 18, 2009.  Various motions were subsequently filed opposing and supporting the dismissal and the Court has deemed these motions moot in light of the settlement discussed below.

Stockholder Derivative Actions

Several stockholder derivative actions were filed in 2008 and 2009 against Emile Geisenheimer, David Blackburn, Guy Childs, R. John Fletcher, Martin Hart, Joseph Ruggio, John Schulte and Craig Walker (the “Individual Defendants”), and the Company as a nominal defendant in the United States District Court for the District of Colorado and the District Court of El Paso County, Colorado.  These actions were ultimately consolidated into one action styled as Kopp v. Geisenheimer, Case No. 08-2102 in the United States District Court for the District of Colorado.  The lawsuits allege that the Individual Defendants breached their fiduciary duties, grossly mismanaged the Company, wasted corporate assets, abused their control and were unjustly enriched, as indicated by, among other things, the FDA and ICE investigation; the Company’s stock price decline following disclosure of such investigation; the Company’s receipt of an inquiry from the Securities and Exchange Commission; and the suit against the Company by its former Director of Marketing alleging the Company marketed, promoted and tested its

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

products for unapproved uses.  Plaintiff seeks damages, equitable and/or injunctive relief, restitution and disgorgement of profits, costs and disbursements of the action, and other relief deemed proper. See discussion of the proposed settlement below.

Settlement

On June 22, 2010, the Company announced that it had agreed in principle to settle both the securities class action litigation and the stockholder derivative case. Under the proposed class action settlement, the claims against Spectranetics and its officers and directors will be dismissed with prejudice and released in exchange for a cash payment of $8.5 million to be funded by Spectranetics’ insurers. On September 7, 2010, the parties submitted a formal Stipulation of Settlement to the court. The court issued an order preliminarily approving the settlement and approving the form and manner of notice on September 13, 2010 and set a final approval hearing for January 21, 2011.

Under the proposed derivative settlement, plaintiffs (on their own behalf and derivatively on behalf of Spectranetics) will dismiss the stockholder derivative case with prejudice and release their claims in exchange for formalizing certain corporate governance procedures and payment of attorneys fees of $350,000. On September 16, 2010, the plaintiffs submitted a formal Stipulation of Settlement to the court. The settlement remains subject to preliminary and final approval by the court.

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

On September 14, 2009, Cardiomedica appealed the ruling of the District Court, seeking additional damages of 1.4 million euros, consistent with its initial claim for damages at the outset of the lawsuit.  An oral hearing, with the possibility of witnesses being presented, is scheduled for November 30, 2010. The Company intends to vigorously defend itself against this appeal.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
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

On August 19, 2009, Mr. Fox filed his final statement of rejoinder in the Dutch trial court. The pleadings before the Dutch Court at the trial stage are now complete.  On February 1, 2010, a hearing on the pleadings was held before a panel of three judges. On June 9, 2010, the Dutch Court issued its ruling, followed by a decision that dismissed Mr. Fox’s claims against both The Spectranetics Corporation and Spectranetics B.V.  The Court also awarded the Company a nominal amount as attorney’s fees.  On September 7, 2010, Mr. Fox filed and served a Notice of Appeal to the Court of Appeals. Under Dutch law, the appeal entitles Mr. Fox to a new trial on the merits, though still taking into evidence the record that is already in the Dutch court system.

The Company intends to vigorously defend against Mr. Fox’s claims in this appeal.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Kensey Nash milestone payments

On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $10.7 million in cash. Under the terms of the agreements between the two companies, the Company agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones.
Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of September 30, 2010, the Company has paid $2.5 million of the product development and regulatory milestones. The first milestone payment of $1.0 million, related to the development of a next-generation version of the Safe-Cross RF CTO system, was made in October 2008. The second milestone payment of $1.5 million, related to obtaining CE mark approval for the next-generation ThromCat device, was made in June 2009. These payments were recorded as additional goodwill. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years and are generally tied to product development and FDA approvals for the ThromCat device.
The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of September 30, 2010, cumulative sales of the acquired products totaled $13.8 million.

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

Recent Developments

New product introductions

In January 2010, we received clearance from the FDA to market the redesigned Turbo-Tandem™, a single-use, disposable device indicated for atherectomy of infrainguinal (leg) arteries. The Turbo-Tandem system is comprised of two integrated devices, a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. The Turbo-Tandem is designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries, restoring blood flow to the lower extremities. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem for repeated passes through the vessel. In the third quarter of 2009, we initiated a limited market release of the first version of the Turbo-Tandem which was cleared by the FDA in July 2009.  Based on physician feedback during the limited market release, we decided to make certain changes to the design of the product before the full commercial launch.  We commenced the commercial launch of the redesigned Turbo-Tandem throughout the United States in March 2010 and achieved $3.5 million in sales of this product during the first nine months of 2010.

Pending clinical indications

On June 10, 2010 we announced the initiation of a multi-center, randomized trial for in-stent restenosis (ISR) (ISR RCT) in the United States. The ISR RCT study will compare laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem and Turbo Elite® laser ablation devices. On July 14, 2010, we submitted a Pre-IDE package to the FDA that outlines our plans for conducting this ISR RCT study and followed that submission on July 16, 2010

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

with a Pre-IDE for a planned ISR animal study.  Meetings were held with the FDA to discuss the animal study in September 2010, allowing Spectranetics to continue pursuit of submitting an IDE, which is currently targeted for the first or second quarter of 2011, following completion of the bench testing and animal study required by the FDA. A decision whether to continue enrollments in the PATENT clinical trial, which was originally designed as a feasibility trial, will be made once the FDA has completed its review of our Pre-IDE submission for the ISR RCT study. Until then, enrollments will continue in PATENT, which currently has 73 patients enrolled in five centers in Germany. There can be no assurances that we will receive clearance from the FDA for the treatment of ISR.

We also plan to support a pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions (PHOTOPAC), is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, which will be followed for up to one year following the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant and will be conducted at up to four sites in Germany. We expect this trial to commence in either the fourth quarter of 2010 or the first quarter of 2011.

QuickCat™ Recall

On July 1, 2010, we initiated a voluntary recall of specific lots of our QuickCat™ thrombus extraction catheter. The FDA was informed of this action and communication to various Competent Authorities (regulatory bodies outside of the United States) occurred. While we received and confirmed customer complaints on this issue, no adverse events were reported to us. The occurrence of this issue was very low and could result in a blocked guidewire lumen that restricts the loading of the thrombus extraction catheter onto the guidewire prior to insertion of the catheter into the patient. We replaced all affected units and production volumes were increased so that, as of July 31, we had substantially completed all product replacements. The costs related to this recall were approximately $300,000, which was recorded within cost of products sold during the quarter ended June 30, 2010.

Reimbursement in Japan

On July 20, 2010, we announced that the Ministry of Health, Labor and Welfare in Japan has approved product reimbursement to hospitals for the Spectranetics Laser Sheath (SLS® II), which is used for the removal of problematic pacemaker and defibrillator cardiac leads. Through our distribution partner, DVx Inc., the initial phase of the product launch has commenced and is focused on establishing a limited number of lead extraction training centers in Japan.  The SLS II is our first product to have both regulatory and reimbursement approval in Japan.

Indictment of former employees and related accrued indemnification costs

The indictment in August 2010 of three former employees with whom we have indemnification obligations significantly increased the likelihood that the former employees' future defense costs will be substantial and ongoing, and that our indemnification obligations to these employees will exceed the limits of our insurance coverage. Therefore, at September 30, 2010, we accrued a $6.5 million charge reflecting the low end of our estimate of the range of our contingent liability under the indemnification obligations. We currently estimate that the legal fees in this matter could range from $6.5 million to $11.5 million through trial and that these costs are expected to be paid over the course of the court proceedings. We developed the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to our indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. As of September 30, 2010, we have not paid any of the accrued legal fees and costs, and the balance of the accrued liability as of September 30, 2010 was $6.5 million. See Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements included in this report for further discussion of this matter.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. As of September 30, 2010 and 2009, cost allocations of these functions to International Medical have not been performed.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2010		2009		2010		2009
Revenue
United States	$25,451	86%	$24,525	85%	$76,289	86%	$72,567	85%
International	4,126	14	4,316	15	12,323	14	12,609	15
Total revenue	$29,577	100%	$28,841	100%	$88,612	100%	$85,176	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net (loss) income
United States	$(13,162)	$(3,350)	$(14,780)	$(9,327)
International	453	858	1,204	1,696
Total net loss	$(12,709)	$(2,492)	$(13,576)	$(7,631)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended September 30, 2010 and September 30, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

	Three Months Ended September 30,
(in thousands, except for percentages and laser placements)	2010	% of rev (1)	2009	% of rev (1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular Intervention	$14,569	49%	$15,429	53%	$(860)	(6)%
Lead Management	10,617	36	9,839	34	778	8
Total disposable products revenue	25,186	85	25,268	88	(82)	(0)
Service and other revenue	2,325	8	2,192	8	133	6
Laser equipment revenue:
Equipment sales	799	3	150	1	649	433
Rental fees	1,267	4	1,231	4	36	3
Total laser equipment revenue	2,066	7	1,381	5	685	50
Total revenue	29,577	100	28,841	100	736	3
Gross profit	21,091	71	20,890	72	201	1
Operating expenses
Selling, general and administrative	15,963	54	16,706	58	(743)	(4)
Research, development and other technology	3,577	12	3,637	13	(60)	(2)
Federal investigation legal and accrued indemnification costs	6,527	22	602	2	5,925	984
Litigation settlement	—	—	1,090	4	(1,090)	(100)
Discontinuation costs--Safe-Cross® product line	—	—	1,075	4	(1,075)	(100)
Asset impairment charge	939	3	—	—	939	—
Employee termination and lease abandonment costs	664	2	366	1	298	81
Total operating expenses	27,670	94	23,476	81	4,194	18
Operating loss	(6,579)	(22)	(2,586)	(9)	(3,993)	154
Other income (expense)
Interest income, net	36	—	94	—	(58)	(62)
Other expense, net	(21)	—	—	—	(21)	—
Loss before income taxes	(6,564)	(22)	(2,492)	(9)	(4,072)	163
Income tax expense	(6,145)	(21)	—	—	(6,145)	—
Net loss	$(12,709)	(43)%	$(2,492)	(9)%	$(10,217)	410%

Worldwide installed base of laser systems	934		889		45
___________________________________

(1) Percentage amounts may not add due to rounding.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Revenue for the three months ended September 30, 2010 was $29.6 million, a 3% increase as compared to $28.8 million for the quarter ended September 30, 2009.  This increase is mainly due to increased Lead Management (LM) disposables revenue and increased equipment revenue, offset by a decline in Vascular Intervention (VI) disposables revenue compared to the year-ago quarter. Our product mix changed slightly year-over-year, with 85% of revenue coming from disposables in the third quarter of 2010 compared with 88% from disposables in the third quarter of 2009.  Service and other revenue remained stable at 8% of total revenue in the third quarter of 2010 and 2009. Revenue from laser equipment sales and rentals increased to 7% of total revenue in the third quarter of 2010 compared to 5% of total revenue in the third quarter of 2009.

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, decreased 6% to $14.6 million in the third quarter of 2010 as compared with $15.4 million in the third quarter of 2009.  VI sales include three product categories — atherectomy, which decreased 6%; crossing solutions, which remained flat; and thrombectomy, which decreased 19%, all compared with the third quarter of 2009.  The year-over-year decrease in atherectomy revenue was due primarily to weakness in our Turbo Elite® product line, as a result of a challenging economic environment, disruption associated with the elimination and realignment of certain sales territories and ongoing competitive product pressures. These decreases were partially offset by sales of our Turbo-Tandem product which was launched in March 2010, which generated revenue of $1.1 million in the third quarter of 2010, compared with $0.4 million in the third quarter of 2009 during the limited release period. Crossing solutions product sales have remained flat in light of the introduction by competitors of alternative crossing solutions products towards the end of 2009. We believe the decline in thrombectomy revenue is partially due to ordering patterns adversely impacted as a result of the QuickCat recall announced in July 2010.

LM revenue grew 8% for the three months ended September 30, 2010 as compared with the 2009 third quarter.  We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, and (3) expanded guidelines set forth by the Heart Rhythm Society for lead extractions. We estimate that the majority of replaced pacemaker or defibrillator leads are capped and left in the body.  We have established a dedicated Lead Management sales organization to increase awareness of potential complications associated with leaving abandoned or non-functioning leads in the body, in addition to other market development activities.

Laser equipment revenue was $2.1 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively.  We sold six laser systems in the third quarter of 2010 as compared to two laser systems in the same period of the prior year, which increased our laser equipment sales revenue more than fourfold year over year.  Rental revenue increased 3% during the second quarter of 2010 as compared to the prior year period.  This increase is due primarily to the increase in our installed rental base of laser systems, which increased to 452 at September 30, 2010 from 406 at September 30, 2009, as well as our focus on converting under-performing Cap-Free (fee per procedure) lasers to straight rentals.  Service and other revenue increased 6% at $2.3 million in the third quarter of 2010 compared to $2.2 million in the third quarter of 2009.

We placed 24 laser systems with new customers during the quarter ended September 30, 2010 compared with 30 during the third quarter of last year.  Of those new laser placements, 6 laser systems were transfers from the existing installed base during the third quarter of 2010 compared with 17 transfers during the third quarter of 2009.  In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system.  Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated.  This brings our worldwide installed base of laser systems to 934 (722 in the U.S.) at September 30, 2010.

On a geographic basis, revenue in the United States was $25.5 million during the quarter ended September 30, 2010, an increase of 4% from the prior year third quarter.  International revenue totaled $4.1 million, a decrease of 4% from the third quarter of 2009.  The decrease in international revenue was primarily due to fluctuations in foreign currency exchange rates year over year.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Gross margin for the third quarter of 2010 was 71.3%, down from 72.4% in the third quarter of 2009.  The decrease was primarily due to the change in product mix, with an increase in lower-margin laser equipment sales driving overall margins downward.

Operating expenses

Operating expenses of $27.7 million in the third quarter of 2010 increased 18% from $23.5 million in the third quarter of 2009.  Operating expenses for the third quarter of 2010 and 2009 included a number of special items, which are separately disclosed components within operating expenses in our statement of operations, further described below. In the third quarter of 2010, these special items totaled $8.1 million compared to $3.1 million in the third quarter of 2009.

Operating expenses represented 94% of total revenue in the third quarter of 2010 as compared to 81% of total revenue in the third quarter of 2009.  Excluding the special items described below, operating expenses were 66% of revenue in the third quarter of 2010 compared to 71% of revenue in the third quarter of 2009. Over the past twelve months, our focus on productivity and expense management activities, along with the elimination of certain positions within the Company to streamline operations, have contributed to the reduction in operating expenses as a percentage of revenue as compared with last year's third quarter, excluding the special items described below.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased 4% compared to the year ago quarter due to our continued focus on expense management.  SG&A expenses represented 54% of revenue in the third quarter of 2010 compared to 58% of revenue in the third quarter of 2009. General and administrative expenses decreased 10%, primarily due to year-over-year decreases in legal fees and stock based compensation expense. Marketing and selling expenses decreased 3% year-over-year, due to the timing of certain conventions and lower headcount in 2010 compared with 2009.

Research and development. Research, development and other technology expenses of $3.6 million for the third quarter of 2010 decreased 2% compared with the third quarter of 2009. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•
Product development costs decreased slightly compared to the third quarter of 2009, due to the completion of the Turbo-Tandem design improvement project, with lower product development costs partially offset by higher costs in product-related regulatory costs.

•
Clinical studies expense decreased by approximately $0.1 million due to the conclusion of several studies that were ongoing in the prior year.  We expect these costs to increase upon initiation of the randomized clinical trial to treat ISR, which is subject to approval by the FDA.

•	Royalty expenses increased by approximately $0.1 million due to higher sales of products incorporating technology that we license as well as a higher royalty rate on certain products.

Federal investigation legal and accrued indemnification costs. In the third quarter of 2010, three former employees with whom we have indemnification obligations were indicted on charges related to the subjects of the federal investigation, which significantly increased the likelihood that the former employees' future defense costs will be substantial and ongoing, and that our indemnification obligations to these employees will exceed the limits of our insurance coverage. Therefore, at September 30, 2010, we recorded a $6.5 million charge to accrue the low end of our estimate of the range of our contingent liability under the indemnification obligations. We currently estimate that the legal fees in this matter could range from $6.5 million to $11.5 million through trial and that these costs are expected to be paid over the course of the court proceedings. We developed the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to our indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. See Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements included in this report for further discussion of this matter. In the third quarter of 2009, legal costs related to the federal investigation totaled approximately $0.6 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Litigation settlement. The $1.1 million represent royalties related to a patent license agreement, which was executed and paid in December 2009.

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

Asset impairment charge. In the third quarter of 2010, we wrote off a capital project in process which is now no longer expected to be completed and utilized, due to a recent EPA ruling which effectively limited the useful life of the asset.

Employee termination and lease abandonment costs. In the third quarter of 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010.

In the third quarter of 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $240,000. In addition, we recorded a charge for remaining lease obligations in the amount of $126,000 for a portion of a leased facility that is no longer being utilized.

Interest income
 Interest income decreased 62% to $36,000 in the third quarter of 2010 from $94,000 in the third quarter of 2009. The decrease in interest income in 2010 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.
Other expense, net
 Other expense, net in the third quarter of 2010 included a $12,500 loss on the sale of one of our auction rate security positions. The carrying value of the security was recorded at approximately 86% of par, and we sold it at 85.5% of par, generating a small realized loss on the sale.
 Loss before income taxes
 The pre-tax loss for the three months ended September 30, 2010 was $6.6 million, compared with a pre-tax loss of $2.5 million for the three months ended September 30, 2009. The current period results included $8.1 million of special items and the prior year third quarter results included $3.1 million of special items, as described above.
 Income taxes
 During the three months ended September 30, 2010, we increased to 100% our valuation allowance against our U.S. deferred tax asset. The effect of the valuation allowance adjustment was to increase the Company's provision for income taxes by $6.1 million for the three months ended September 30, 2010. Recent events, primarily the third quarter indictment of former employees, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused us to conclude that we no longer meet the accounting criteria for recognizing a portion of our deferred tax asset. See Note 9, “Income Taxes” to our condensed consolidated financial statements for further discussion. Income tax expense in the third quarter of 2010 also included approximately $35,000 comprised of state and foreign income taxes payable.
 Net loss
 We recorded a net loss for the three months ended September 30, 2010 of $12.7 million, or $(0.38) per share, compared with a net loss of $2.5 million, or $(0.08) per share, in the three months ended September 30, 2009.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended September 30, 2010 as compared with the prior year period caused a decrease in consolidated revenue of approximately $0.3 million and a decrease in consolidated operating expenses of approximately $0.2 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the nine months ended September 30, 2010 and September 30, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
(in thousands, except for percentages and laser placements)	2010	% of rev (1)	2009	% of rev (1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular intervention	$46,161	52%	$46,736	55%	$(575)	(1)%
Lead management	30,565	34	26,785	31	3,780	14
Total disposable products revenue	76,726	87	73,521	86	3,205	4
Service and other revenue	6,928	8	6,866	8	62	1
Laser equipment revenue:
Equipment sales	1,112	1	1,345	2	(233)	(17)
Rental fees	3,846	4	3,444	4	402	12
Total laser equipment revenue	4,958	6	4,789	6	169	4
Total revenue	88,612	100	85,176	100	3,436	4
Gross profit	63,219	71	60,679	71	2,540	4
Operating expenses
Selling, general and administrative	51,436	58	52,089	61	(653)	(1)
Research, development and other technology	10,884	12	10,973	13	(89)	(1)
Federal investigation legal and accrued indemnification costs	6,820	8	2,957	3	3,863	131
Asset impairment charge	—	—	1,090	1	(1,090)	(100)
Dicontinuation costs —Safe-Cross® product line	—	—	1,075	1	(1,075)	(100)
Asset impairment charge	939	1	—	—	939	—
Employee termination and lease abandonment costs	664	1	536	1	128	24
Total operating expenses	70,743	80	68,720	81	2,023	3
Operating loss	(7,524)	(8)	(8,041)	(9)	517	(6)
Other income (expense)
Interest income, net	181	—	345	—	(164)	(48)
Other expense, net	(21)	—	(37)	—	16	(43)
Loss before income taxes	(7,364)	(8)	(7,733)	(9)	369	(5)
Income tax (expense) benefit	(6,212)	(7)	102	—	(6,314)	(6,190)
Net loss	$(13,576)	(15)%	$(7,631)	(9)%	$(5,945)	78%

Worldwide installed base of laser systems	934		889		45
___________________________________

(1) Percentage amounts may not add due to rounding.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Revenue for the nine months ended September 30, 2010 was $88.6 million, a 4% increase as compared to $85.2 million for the nine months ended September 30, 2009.  This increase is mainly due to increased Lead Management (LM) disposables revenue and increased equipment rental revenue, offset by a decline in Vascular Intervention (VI) disposables revenue compared to the year-ago period. Our product mix changed slightly year-over-year, with 87% of revenue coming from disposables in the first nine months of 2010 compared with 86% from disposables in the first nine months of 2009.  Service and other revenue remained stable at 8% of total revenue in the first nine months of 2010 and 2009, and revenue from laser equipment sales and rentals also remained stable at 6% of total revenue in the first nine months of 2010 and 2009.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, decreased 1% in the first nine months of 2010 as compared with the first nine months of 2009.  VI sales include three product categories — atherectomy, which remained flat; crossing solutions, which decreased 2%; and thrombectomy, which decreased 6%, all compared with the first nine months of 2009.  The lack of growth in atherectomy revenue was due primarily to a decrease in sales of our Turbo Elite products, as a result of a challenging economic environment, disruption associated with the elimination and realignment of certain sales territories and ongoing competitive product pressures. These declines were partially offset by sales of our Turbo-Tandem product which was launched in March 2010, which generated revenue of $3.5 million in the first nine months of the year. We believe the decrease in crossing solutions product sales is primarily due to the competitive environment, with the introduction by competitors of alternative crossing solutions products towards the end of 2009. We believe the decline in thrombectomy revenue is partially due to ordering patterns adversely impacted as a result of the QuickCat recall announced in July 2010.

LM revenue grew 14% for the nine months ended September 30, 2010 as compared with the first nine months of 2009.  We continue to believe our LM revenue is increasing primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing problematic pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, and (3) expanded guidelines set forth by the Heart Rhythm Society for lead extractions.

Laser equipment revenue was $5.0 million and $4.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Rental revenue increased 12% during the first nine months of 2010 as compared to the prior year period.  This increase is due primarily to the increase in our installed rental base of laser systems, which increased to 452 at September 30, 2010 from 406 at September 30, 2009, as well as our focus on converting under-performing Cap-Free (fee per procedure) lasers to straight rentals.  We sold eight laser systems in the first nine months of 2010 and eight in the same period of the prior year; however, our average sales price of laser systems decreased slightly in 2010 compared to the prior year primarily due to the mix of new vs. remanufactured systems sales.  Service and other revenue increased 1%, and was $6.9 million in the first nine months of 2010 and 2009.

We placed 62 laser systems with new customers during the nine months ended September 30, 2010 compared with 94 during the first nine months of last year.  Of those new laser placements, 30 laser systems were transfers from the existing installed base during the first nine months of 2010 compared with 55 transfers during the first nine months of 2009.  In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system.  Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared to year-ago periods, which was anticipated.  This brings our worldwide installed base of laser systems to 934 (722 in the U.S.) at September 30, 2010.

On a geographic basis, revenue in the United States was $76.3 million during the nine months ended September 30, 2010, an increase of 5% from the first nine months of the prior year.  International revenue totaled $12.3 million, a decrease of 2% from the first nine months of 2009.  The decrease in international revenue was primarily due to fluctuations in foreign currency exchange rates year over year. A decrease in laser equipment sales revenue, with two laser system sales in the first nine months of 2010 compared to five international laser system sales in the prior year, was partially offset by increases in equipment rental revenue, which increased 20%. For international disposables revenue, LM revenue increased 12% while VI revenue decreased 4%; service revenue decreased 9%, all compared to the first nine months of 2009.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Gross margin for the first nine months of 2010 was 71.3%, up from 71.2% in the first nine months of 2009.  The increase in gross margin was primarily due to favorable product mix, as the year-over-year revenue increase was primarily in higher margin disposable products. Cost of products sold in the first nine months of 2010 included the impact of the voluntary product recall and related expenses for product replacement of the QuickCat catheter. Of the total $300,000 charge, $180,000 was related to the costs associated with the return and replacement of product and $120,000 was related to the disposal and write-off of inventory, both of which were recorded as cost of products sold.

Operating expenses

Operating expenses of $70.7 million in the first nine months of 2010 increased by 3% from $68.7 million in the first nine months of 2009.  Operating expenses for the first nine months of 2010 and 2009 included a number of special items, which are separately disclosed components within operating expenses in our statement of operations, further described below. In the first nine months of 2010, these special items totaled $8.4 million compared to $5.7 million in the first nine months of 2009.

Operating expenses represented 80% of total revenue in the first nine months of 2010 as compared with 81% of total revenue in the first nine months of 2009.  Excluding the special items described below, operating expenses were 70% and 74% of revenue in the first nine months of 2010 and 2009, respectively. Over the past twelve months, our focus on productivity and expense management activities, along with the elimination of certain positions within the Company to streamline operations, have contributed to the reduction in operating expenses as a percentage of revenue as compared with the prior year.

Selling, general and administrative. Year-over-year fluctuations in selling, general and administrative expenses included:

•
Marketing and selling expenses were essentially flat year-over-year, with decreases in U.S. field sales and marketing costs offset by increases in international sales and marketing, due to an increase in staffing within our international sales organization.

•
General and administrative expenses decreased 5%, with year-over-year decreases in regulatory compliance outside consulting costs partially offset by increases in personnel and other miscellaneous expenses.

Research and development. Research, development and other technology expenses decreased 1% year over year, and were $10.9 million for the first nine months of 2010 and 2009. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•
Product development and related regulatory costs increased approximately $0.2 million compared to the first nine months of 2009 primarily related to an increase in outside consulting costs to support our regulatory affairs activities.

•
Clinical studies expense decreased by approximately $0.5 million due to the conclusion of several studies that were ongoing in the prior year. We expect these costs to increase upon initiation of the randomized clinical trial to treat ISR, which is subject to approval by the FDA.

•	Royalty expenses increased by approximately $0.3 million due to higher sales of products incorporating technology that we license as well as a higher royalty rate on certain products.

Federal investigation legal and accrued indemnification costs. In the third quarter of 2010, three former employees with whom we have indemnification obligations were indicted on charges related to the subjects of the federal investigation, which significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that our indemnification obligations to these employees will exceed the limits of our insurance coverage. Therefore, at September 30, 2010, we recorded a $6.5 million charge to accrue the low end of our estimate of the range of our contingent liability under the indemnification obligations. We currently estimate that the legal fees in this matter could range from $6.5 million to $11.5 million through trial and that these costs are expected to be paid over the course of the court proceedings. We developed the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

to our indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. See Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements included in this report for further discussion of this matter. In the first nine months of 2009, legal costs related to the federal investigation totaled approximately $3.0 million.

Litigation settlement. The $1.1 million in 2009 represent royalties related to a patent license agreement, which was executed and paid in December 2009.

Discontinuation costs—Safe-Cross product line. In the third quarter of 2009, we decided to discontinue the marketing and sales of the Safe-Cross product line, which was acquired from KNC in May 2008. The $1.1 million charge includes a patent impairment charge in the amount of $0.2 million, impairment of long-lived assets in the amount of $0.4 million, inventory write-offs of $0.2 million, and $0.3 million of estimated remaining obligations to KNC and customers.

Asset impairment charge. In the third quarter of 2010, we wrote off a capital project in process which is now no longer expected to be completed and utilized, due to a recent EPA ruling which effectively limited the useful life of the asset.

Employee termination and lease abandonment costs. In the third quarter of 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010.

In the second and third quarters of 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $410,000 for the nine months ended September 30, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $126,000 for a portion of a leased facility that is no longer being utilized.

Interest income

Interest income decreased 48% to $181,000 in the first nine months of 2010 from $345,000 in the first nine months of 2009. The decrease in interest income in 2010 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.

Other expense, net

Other expense, net in the first nine months of 2010 included a $12,500 loss on the sale of one of our auction rate security positions. The carrying value of the security was recorded at approximately 86% of par, and we sold it at 85.5% of par, generating a small realized loss on the sale.

Loss before income taxes

Pre-tax loss for the nine months ended September 30, 2010 was $7.4 million, compared with a pre-tax loss of $7.7 million for the nine months ended September 30, 2009. The current period results included $8.4 million of special items and the prior year period results included $5.7 million of special items, as described above.

Income taxes

During the three months ended September 30, 2010, we increased to 100% our valuation allowance against our U.S. deferred tax asset. The effect of the valuation allowance adjustment was to increase the Company's provision for income taxes by $6.1 million for the nine months ended September 30, 2010. Recent events, primarily the third quarter indictment of former employees, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused us to conclude that we no longer meet the accounting criteria for recognizing a portion of our deferred tax asset. See Note 9, “Income Taxes” to our condensed consolidated financial statements for further discussion. Income tax expense also included approximately $102,000 comprised of state and foreign income taxes payable for the nine months ended September 30, 2010.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Net loss

We recorded a net loss for the nine months ended September 30, 2010 of $13.6 million, or $(0.41) per share, compared with a net loss of $7.6 million, or $(0.24) per share, in the nine months ended September 30, 2009.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the nine months ended September 30, 2010 as compared with the prior year period caused a decrease in consolidated revenue of approximately $220,000 and a decrease in consolidated operating expenses of approximately $160,000.

Liquidity and Capital Resources

As of September 30, 2010, we had cash, cash equivalents and current investment securities available for sale of $26.4 million, up $7.3 million from December 31, 2009.

As of September 30, 2010, we had long-term investment securities of $4.4 million, a decrease of $5.4 million from $9.8 million at December 31, 2009.  Long-term investment securities at September 30, 2010 consisted of certain auction rate securities (ARS) acquired in January 2008 which we have not been able to liquidate at an acceptable price.  We sold one of these securities at 90% of par in the first quarter of 2010, for cash proceeds of $2.7 million.  We sold a second security at 85.5% of par in the third quarter of 2010, for cash proceeds of $2.3 million. We also received redemptions of $200,000 and $100,000 on one of the issues of ARS that we continue to hold, at par, in the first and second quarters of 2010, respectively. See further discussion of our ARS in Note 3, “Investment Securities,” to our condensed consolidated financial statements included in this report.

If uncertainties in the credit and capital markets continue, if these markets deteriorate further or if we experience rating downgrades on any investments in our portfolio, including our ARS, the market value of our investment portfolio may decline further. This would negatively affect our financial position, results of operations and liquidity.

Our future liquidity and capital requirements will be influenced by numerous factors, including any future operating losses, the level and timing of future sales and expenditures, the results and scope of ongoing research and product development programs, working capital to support our sales growth, receipt of and time required to obtain regulatory clearances and approvals, sales and marketing programs, acceptance of our products in the marketplace, competing technologies, market and regulatory developments, acquisitions, the future course of pending and threatened litigation and the cost of indemnification obligations with former employees. We believe that our cash and cash equivalents and anticipated funds from operations will be sufficient to meet our liquidity requirements through at least the next twelve months. However, there is no assurance that additional funding will not be needed or sought prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may enter into credit and financing arrangements with one or more independent institutional lenders, sell shares of our common stock or other equity securities, or sell debt securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders.

Operating Activities. For the nine months ended September 30, 2010, cash provided by operating activities totaled $4.4 million.  The primary sources and uses of cash were the following:

(1)
Excluding approximately $16.7 million of non-cash expenses and the $6.5 million of accrued indemnification costs which did not impact cash in the third quarter of 2010, our net loss of $13.6 million yielded $9.6 million of cash from our operating results, prior to changes in our working capital. Non-cash expenses included $7.5 million of

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

depreciation and amortization, $1.9 million of stock-based compensation, $0.2 million of provision for excess and obsolete inventories, $0.9 million of asset impairment charge and $6.1 million of an increase in the valuation allowance against our deferred tax assets.

(2)	The net decrease in operating assets and liabilities of approximately $5.3 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $2.9 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•
An increase in inventories of $1.0 million due primarily to an increase in disposables production related to new product introductions and a higher number of lasers in finished goods inventory at September 30, 2010 as compared to year-end;

•
A decrease in accounts payable and accrued liabilities (excluding the accrued indemnification costs) of approximately $1.4 million, due primarily to the payment of year-end accrued commissions and bonuses and the timing of vendor payments.

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

	September 30, 2010	December 31, 2009
Days Sales Outstanding	50	50
Inventory Turns	3.6	4.1

Investing Activities. For the nine months ended September 30, 2010, cash provided by investing activities was $2.3 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $5.4 million, offset by capital expenditures of $3.2 million.  In the first quarter of 2010, restricted cash that had previously been held in an escrow fund for a litigation matter had its restriction released, and this cash was invested in a short-term certificate of deposit.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2010 was $74,000, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options.

At September 30, 2010, we had no significant debt or capital lease obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; and loss contingencies, including those related to litigation and indemnification obligations. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2009 Annual Report on Form 10-K, filed with the SEC on March 15, 2010.  During the first nine months of 2010, there were no significant changes to the critical accounting policies we disclosed in our 2009 Form 10-K.

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

At September 30, 2010, we had $0.8 million of investment securities available for sale that are classified as current on our balance sheet.  Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.

We also hold $4.4 million in auction rate securities, classified as long-term on our balance sheet as of September 30, 2010, and changes in interest rates and other assumptions in the valuation of these securities may have a significant impact on their valuation.  The underlying assets of the auction rate securities we hold are student loans which are guaranteed by the U.S. government under the Federal Family Education Loan Program. Beginning in February 2008, auctions failed for our holdings because sell orders exceeded buy orders. The funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

As of September 30, 2010, the unrealized loss on our auction rate securities was approximately $0.4 million, reducing the par value of the securities of $4.8 million to their fair value of $4.4 million, or approximately 91% of par. The unrealized loss was recorded in earnings in the fourth quarter of 2009 as an other-than-temporary impairment. At December 31, 2009, we also performed a sensitivity analysis in the valuation of our auction rate securities using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points.  The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.  For the three months ended September 30, 2010, approximately $0.3 million of decreased revenue and approximately $0.2 million of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro and other European currencies as compared to the prior year period.  Accordingly, the net impact of exchange rate fluctuations on the consolidated net loss for the three months ended September 30, 2010 was a decrease in net income of approximately $0.1 million as compared to the prior year.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on the foregoing, our principal executive and principal financial officers, or persons performing similar functions, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 11, “Commitments and Contingencies” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2009 Annual Report on Form 10-K, and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 6.           Exhibits

3.2	Restated Bylaws of The Spectranetics Corporation.

10.1
Stipulation of Settlement (In re Spectranetics Corporation Securities Litigation, Case No. 08-cv-2048-REB-KLM), incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on September 13, 2010.

10.2
Stipulation of Settlement (Kopp v. Geisenheimer, Case No. 08-cv-2102-REB-MJW), incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on September 21, 2010.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of principal executive officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

November 8, 2010	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)