Form 10-K
period 2010-12-31
SPECTRANETICS CORP
filed 2011-03-14
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting stock of the Registrant, as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter was $166,243,947, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of March 9, 2011, there were outstanding 33,226,063 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than May 2, 2011, are incorporated by reference into Part III as specified herein.

ii

PART I

The information set forth in this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (SEC) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth in the risk factors listed from time to time in our filings with the SEC as well as those set forth in Item 1A, “Risk Factors.”

We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

ITEM 1.    Business

General

Over our 26-year history, we have developed our proprietary excimer laser technology along with other non-laser products that we believe have enabled us to effectively meet the needs of physicians and their patients.

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

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

Our Lead Management business unit includes excimer laser sheaths, non-laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Vascular Intervention Business

Peripheral Atherectomy

Peripheral arterial disease (PAD) is characterized by clogged or obstructed arteries in the legs. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation. According to a 2009 iData Research Inc. report, an estimated 10 million people in the United States suffer from PAD. Symptoms of PAD include pain, cramping and weakness in the leg or hip muscles. In the case of intermittent claudication, the symptoms may appear while walking. For individuals with critical limb ischemia, the most severe form of PAD, symptoms may appear while resting. According to a 2009 Millennium Research Group report, approximately 440,000 endovascular procedures are performed each year to treat PAD in the femoral, popliteal and infrapopliteal arteries in the leg. Endovascular treatment options include balloon angioplasty, stenting and atherectomy, and more invasive approaches include bypass surgery or finally amputation. According to a 2009 Medtech Insight report, there were approximately 185,000 femoropopliteal bypass procedures performed in the U.S. in 2008. In a 2009 study in the Journal of Vascular Surgery, Philip P. Goodney, et al studied all Medicare claims from the Centers for Medicare and Medicaid Services between 1996 and 2006. The study looked at the trends that have occurred over this time period in lower extremity bypass surgery, endovascular interventions and major amputations. The study found that endovascular interventions grew substantially (from 138 to 455 procedures per 100,000 beneficiaries) while lower extremity bypass surgery decreased by 42% and major lower extremity amputation declined 29% over the same time period.

We have a cleared indication by the Food and Drug Administration (FDA) for the treatment of stenoses and occlusions within the arteries of the leg. Because our technology can be utilized to ablate multiple lesion morphologies, including plaque, moderate calcium and thrombus, we believe our system enables physicians to expand the number of minimally invasive procedures they can perform. For example, our system can be used to cross chronic total occlusions (CTO) in the heart or the leg. We believe our 0.9 mm catheters are smaller than any approved balloon angioplasty catheter or any other approved mechanical atherectomy device, which enables the treatment of smaller arteries in the lower leg. In 2010 we commenced the commercial launch of our Turbo-Tandem® product, designed to treat blockages in the larger arteries above the knee.

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

Coronary Atherectomy

        In the coronary market, our disposable catheter devices are used to treat complex coronary artery disease either as a stand-alone therapy or as an adjunctive treatment to traditional percutaneous coronary interventions, or PCI, using balloons and stents. We have the following seven FDA approved indications:

•	occluded saphenous vein bypass grafts,

•	ostial lesions,

•	long lesions,

•	moderately calcified stenoses,

•	total occlusions traversable by guidewire,

•	lesions with previously failed balloon angioplasty, and

•	restenosis in 316L stainless steel stents, prior to brachytherapy.

Thrombus Management

 In the thrombus management market, we also offer aspiration and thrombectomy products to address thrombus-laden lesions. Thrombus, or clot, large enough to block blood flow in the coronary, peripheral, and cerebral arteries is an accumulation and final product of blood coagulation. Thrombosis is a natural response to vascular damage, commonly arising as a result of a lesion in the vessel wall, or atherosclerosis. The thrombus may block the artery at the lesion location and potentially can dislodge and travel further downstream in the arterial system. Depending on the location of the thrombus, arterial complications such as myocardial infarction in the coronaries, stroke in the brain, or acute limb ischemia in the extremities may occur.

Positive clinical results were published regarding the use of aspiration catheters in the 2008 TAPAS study. The study indicated a significantly lower risk of mortality and increased coronary muscle reperfusion indicated by angiographic blush grading when an aspiration catheter was used in combination with PCI compared to PCI alone.

In the United States, our thrombus management revenue consists primarily of the sale of aspiration catheters. According to a 2009 Millennium Research Group report, the aspiration catheter market in the United States was approximately $48.5 million in 2009 with a projected annual growth rate of 14.5%. In the coronaries, the primary usage is to treat an acute myocardial infarction with an aspiration catheter to immediately open the blocked artery.

Crossing Solutions

Our Crossing Solutions products support guidewires or other devices in facilitating vascular access in the arterial system to enable various types of interventions. Gaining access to the lesion and fully crossing the blockage with the guidewire is essential. Without lesion access, the interventional procedure, whether atherectomy, balloon dilation, or stent placement, cannot occur. Our products are designed to provide outstanding directional support and force transfer to the guidewire, either columnar straightline strength to progress through an occluded artery or angled support to gain access into difficult branched anatomy. We believe we are the leader in the support catheter market, which we estimate to be in excess of $30 million annually.

Lead Management Business

We are also a leader in the market for selling devices for the removal of infected, defective or abandoned pacing and defibrillation leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion, and other less common reasons. We also believe that the majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our historical clinical trials indicates that the use of our Spectranetics Laser Sheath (SLS®) resulted in a low rate of major complication below 2%, and the recently published Lead Extraction in Contemporary Settings (LExICon) study results show major complications approaching only 1%. We believe that the safety profile of laser-assisted lead removal is strongly established and the long-term consequences associated with abandoned leads are more significant than generally believed.

We believe that one of the key drivers of our cardiac lead management business is the increased rate of implantable cardioverter defibrillators (ICD) implantation. According to clinical research conducted by the Cardiac Rhythm Management industry, patients suffering from congestive heart failure, as well as patients who have had prior heart attacks, may have reduced mortality risk as a result of the implant of an ICD. Since the most advanced ICD systems, known as cardiac resynchronization therapy defibrillators or CRT-Ds, have more leads per device than standard pacemakers, and since defibrillation leads are typically larger in diameter than pacemaker leads, the potential for venous obstruction is increased. This is especially true in scenarios where an existing pacing system is upgraded to an ICD system resulting in a redundant ventricular pacing lead. As a result, we believe these situations lend themselves to an increased likelihood of redundant leads being removed.

We believe, along with many top physicians, that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Consistent with this, the Heart Rhythm Society updated its recommendations for lead extraction in 2009 and expanded the detailed list of indications for lead extraction to include several well-defined scenarios involving non-functional leads, functional leads, and venous occlusion, in addition to strengthening recommendations on extraction of infected leads. The ongoing management of the Medtronic Sprint Fidelis lead recall, initially announced in 2007 to affect 265,000 leads worldwide, has elevated physician awareness of the need to employ a comprehensive lead management strategy for their patients, to include appropriate use of laser-assisted lead removal. The Heart Rhythm Society guidelines from 2009 also identified specific clinical indications related to device patients requiring a magnetic resonance imaging (MRI), as nearly 200,000 device patients each year cannot have an MRI performed due to the potential for serious adverse events of exposing a traditional pacemaker, and pacing leads, to a strong magnetic field. Recently, Medtronic developed the world’s first pacemaker and dedicated pacing leads specifically designed to operate in an MRI environment. The opportunity for lead extraction for thousands of device patients to potentially have access to an MRI is another facet of the lead management discussion.

In May 2009, we announced initial data from the four-year, retrospective LExICon study, and final results were published in February 2010 in the Journal of the American College of Cardiology. The study examined laser-assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS® II Laser Sheath. The study demonstrated a compelling low rate of complication with a 1.4% major adverse event rate and 0.28% mortality rate, which represent a 26% relative reduction and more than 50% relative reduction, respectively, compared to a previous multi-center study evaluating the original SLS laser sheath. Efficacy results were very strong with a 97.7% clinical success rate. We believe this data adds strongly to the clinical evidence supporting the safety of laser-assisted lead removal and will be instrumental in reshaping perceptions around this procedure as a mainstream treatment option for device patients.

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

Peripheral Laser Atherectomy

The peripheral atherectomy product line consists of a broad selection of proprietary laser catheters that are indicated for the treatment of infrainguinal (leg) stenoses and occlusions. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy or thrombectomy devices. Our laser catheters are offered in sizes ranging from 0.9 to 2.5 millimeters in diameter and contain up to 250 small, flexible optical fibers mounted within a thin plastic tube. These fibers are coupled to the laser using our intelligent connector, which identifies the catheter type to our CVX-300 laser computer, and automatically controls the calibration cycle and energy output. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion under x-ray guidance using conventional angioplasty tools. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the lesion. Our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip. It is able to break down the molecular bonds of plaque, moderate calcium and thrombus into particles, the majority of which are smaller than red blood cells, without significant thermal damage to surrounding tissue. The table below highlights our laser ablation products for the treatment of peripheral arterial disease.

Name	Sizes (mm unless otherwise indicated)	Regulatory Clearance	Key Features
Turbo Elite®	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S., CE-Mark countries, Israel, Russia, Taiwan, Thailand	80-Hz repetition rate, “continuous on” lasing capability, lubricious coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions except for 2.3 and 2.5 (OTW only).
Turbo-Booster®	7French, 8French	U.S., CE-Mark countries, Israel, Taiwan, Thailand
Functions as a laser guiding catheter and used in conjunction with Turbo Elite laser catheters. Turbo-Booster is used to offset the distal end of the laser catheter from the central plane of the vessel lumen, allowing for circumferential guidance and positioning of the laser catheter.

Turbo-Tandem®	7French	U.S., CE-Mark countries
Next generation Turbo-Booster product. Combination of a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. A new cantilever design handle incorporates six advancement positions, a flush port and two release arms to maintain consistent positioning of the laser catheter and precise lesion targeting in larger vessels.

Turbo Elite®.    The Turbo Elite catheter was designed specifically for the treatment of PAD in infrainguinal (leg) arteries. It is currently indicated for the treatment of all stenoses and occlusions within the arteries of the leg and has no known contraindications. It is effective in this area due to catheter flexibility and the active ablation area covering a high percentage of the catheter tip. We believe our Turbo Elite catheter technology offers a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile when compared with other atherectomy devices. We believe that our Turbo Elite technology reduces the risk of distal embolization with proper advancement technique, because our laser can ablate blockages into tiny particles, the majority of which are smaller than red blood cells. Distal embolization occurs when particles dislodged during an interventional procedure create a blockage elsewhere in the vasculature.

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

Turbo-Tandem®.   In January 2010 we received FDA clearance of our newly redesigned Turbo-Tandem system, which we introduced in March 2010 following completion of an initial market evaluation. The Turbo-Tandem is a unique combination of a 7French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. It was designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries. Based upon the design of the Turbo-Booster, we made some product improvements which include the addition of a handle to facilitate proper positioning of the laser catheter on the ramp; a distal tip with additional stiffness; and an increased ramp angle to allow for further biasing of the laser catheter. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and push-button control greatly simplifies use of the Turbo-Tandem providing control for repeated passes through the vessel.

Coronary Laser Atherectomy

The coronary atherectomy product line consists of a broad selection of proprietary laser catheters that can be used in many different types of coronary artery disease (CAD). Approved indications include occluded saphenous vein bypass grafts, ostial lesions, long lesions, moderately calcified stenoses, total occlusions traversable by guidewire, lesions with previously failed balloon angioplasty, and restenosis in 316L stainless steel stents, prior to brachytherapy. In this market, our laser catheters are frequently used adjunctively with other devices such as drug-eluting stents. The table below highlights our laser product offerings for the treatment of coronary artery disease.

Name	Sizes (mm unless otherwise indicated)	Regulatory Clearance	Key Features
ELCA® Laser Ablation Catheter	0.9, 1.4, 1.7, 2.0	U.S., CE-Mark countries, Australia, Israel, Russia, Taiwan, Thailand
Automatic off feature for patient safety; lubricious coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions (0.9 only), available in concentric or eccentric (1.7 and 2.0 only) laser bundles for larger vessels.

ELCA® X-80 Laser Ablation Catheter	0.9	U.S., CE-Mark countries, Australia, Israel, Russia, Taiwan, Thailand	80-Hz repetition capability; automatic off feature with extended On setting; available in rapid exchange (Rx) or over-the-wire (OTW) versions.

Thrombus Management

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

Name	Sizes	Regulatory Clearance	Key Features
QuickCat™ Catheter	6French Guide	U.S., CE-Mark countries, Argentina, Brazil, Canada, Colombia, India, Israel, New Zealand, Russia, Singapore, Thailand	4.5French crossing profile, direct contact tip design, hydrophilic coating, varying stiffness catheter for pushability at proximal end and flexibility at distal end.
ThromCat® Thrombus Removal System	6French Sheath	U.S., Thailand -- AVgrafts. Coronary and infrainguinal (leg) arteries -- CE-Mark countries, Canada, Costa Rica, New Zealand, Russia, Thailand	5.5French crossing profile, automatic, continuous vacuum, easy set-up, no capital equipment, completely disposable.
ThromCat® XT Thrombus Removal System	6French Sheath	Coronary and infrainguinal (leg) arteries -- CE-Mark countries, Argentina, Brazil, Colombia, New Zealand, Russia, Singapore	5.5French crossing profile, automatic, continuous vacuum, easy set-up, no capital equipment, completely disposable.

QuickCat™ Catheter:    The QuickCat aspiration catheter was designed for quick deliverability and efficient thrombus removal from vessels in the arterial system. It is provided with a 30cc vacuum syringe for thrombus aspiration and a 40 micron filter basket for visualization of debris post-procedure. The QuickCat catheter is available with a 4.5French crossing profile and a 145cm working length and is compatible with any 6French guide catheter.

ThromCat® Thrombus Removal System:    The ThromCat System is a mechanical system that can remove heavier burdens or more organized thrombus. It is currently indicated for use in synthetic arterial-venous dialysis grafts and native dialysis fistulae. The ThromCat System is available with a 5.5French crossing profile and a 150cm working length and is compatible with a 6French sheath.

ThromCat® XT Thrombus Removal System:    The ThromCat XT System is the next generation of the ThromCat introduced to European markets in June 2009. The ThromCat XT is an improvement to the current ThromCat System with enhanced thrombus removal and several advancements in ease-of-use, including an improved braid-reinforced, kink-resistant catheter jacket and a more robust helix. A mechanical system that can remove heavier burdens and organized thrombus, the ThromCat XT is indicated for use in thrombus removal in native coronary and infrainguinal arteries, and is available with a 5.5French crossing profile, a 150cm working length and is compatible with a 6French sheath. The ThromCat XT System generates a consistent vacuum pressure at the tip of the catheter to draw thrombus into the extraction ports where it is then macerated by an internal helix. Without further contact with the blood stream, the thrombus is then transported to an external collection bag.

Crossing Solutions

Our Crossing Solutions products support guidewires or other devices in facilitating vascular access in the arterial system to enable various types of interventions. All of our crossing catheters offer a low profile tapered distal tip, slick, low-friction outer coating, and three radiopaque markers to aid in assessing lesion geometry. All of the Quick-Cross®, Quick-Cross Select, and Quick-Cross Extreme products are offered in 0.014” , 0.018” , and 0.035” guidewire compatible sizes with multiple lengths to meet clinical interventional needs. In addition to having a very low crossing profile and precisely matched inner lumen to hug and support the guidewire, the translucent shaft helps the physician confirm the correct distal guidewire position.

Name	Sizes	Regulatory Clearance	Vascular System Indication	Key Features
Quick-Cross® Support Catheter	0.014” 0.018” 0.035”	U.S., CE-Mark countries, Argentina, Australia, Brazil, Canada, Colombia, Israel, New Zealand, Russia, Singapore, Taiwan, Thailand	Peripheral Coronary	Accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage. Straight tip.
Quick-Cross® Select Support Catheter	0.014” 0.018” 0.035”	U.S., CE-Mark countries, Australia, Canada, Colombia, New Zealand, Russia, Singapore	Peripheral Coronary
Accessory product designed to support and assist standard guidewires to facilitate initial selection of branched anatomy and facilitate crossing of blockage. Angled tip for access into branched anatomy.

Quick-Cross® Extreme Support Catheter	0.014” 0.018” 0.035”	U.S., CE-Mark countries, Australia, Canada, Colombia, New Zealand, Russia, Singapore	Peripheral Coronary	Accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage. Straight tip.

Quick-Cross® Support Catheter.    We offer our Quick-Cross support catheters in 0.014”, 0.018” and 0.035” models with straight tip configurations. These support catheters are designed for use in the cardiovascular system to support and assist standard guidewires to facilitate initial crossing of the blockage. They also facilitate exchange of standard guidewires without losing access to the blockage.

 Quick-Cross® Select Support Catheter.    In December 2009, we introduced the full line of Quick-Cross Select catheters, a braided support catheter family offering an angled tip configuration. It provides the feature to torque and direct the tip to select branched anatomy when accessing challenging lesions. Additionally, Quick-Cross Select offers clinicians the reliability of the Quick-Cross Support Catheter with a braided catheter jacket for improved strength and pushability. We introduced the 0.014” and 0.018” models in late 2009. The 0.035” angled version, formerly named Quick-Cross Extreme Angled, is now included in the Quick-Cross Select product line.

Quick-Cross® Extreme Support Catheter.    In December 2009, we introduced the Quick-Cross Extreme catheters, a braided support catheter family offering a straight-tipped configuration. It provides enhanced pushability when crossing through challenging lesions. Most importantly, Quick-Cross Extreme offers clinicians the reliability of the current Quick-Cross in a braided platform. The Quick-Cross Extreme is available in 0.014”, 0.018”, and 0.035” models.

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

Lead Locking Device (LLD®).    Our Lead Locking Device product complements our current laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material. The LLD is advanced like a stylet down the innermost lumen of the lead, and then the braided mesh is expanded to grip the entire length of the lead’s inner lumen as tension is applied. This traction force is sometimes sufficient to remove the lead, but typically a sheath such as the SLS II is subsequently passed over the LLD and lead to complete the removal process. We believe that other similar stylet devices on the market, which merely grip the lead near the tip, provide less traction stability to support the lead removal process. In March 2005, we received 510(k) clearance from the FDA for the LLD E, an enhanced device that navigates more effectively within tortuous anatomy in the coronary vascular system. In 2008, we introduced a variant of this device, called LLD EZ®. Due to the materials and construction used, these models are more easily visualized under fluoroscopy than our earlier LLD products. Since the LLD line is not laser-based, it can also be used in conjunction with other mechanical sheaths for the removal of pacing or defibrillation leads.

VisiSheath™ Dilator Sheath.    In 2009, we received CE Mark and FDA 510(k) approval to release the new VisiSheath Dilator Sheath product. The VisiSheath Dilator Sheath may be used alone as an independent sheath for dilating tissue surrounding cardiac leads, or as an enhanced outer support sheath in conjunction with compatible inner sheaths such as the SLS II, which currently is provided with a basic Teflon® outer sheath. The VisiSheath device employs unique gold-coated steel marker bands to provide physicians with more than 200 percent better fluoroscopic visibility of the device tip than standard Teflon or polypropylene sheaths. An advanced multi-layer construction and robust tip design deliver high performance for navigating over leads and dilating tissue. To provide options for different clinical scenarios and user preferences, the VisiSheath Dilator Sheath device is offered in nine sizes, comprised of combinations of three different diameters and three different lengths.

Corporate Compliance and Corporate Integrity Agreement

We have processes, policies and procedures designed to maintain compliance with applicable federal and state laws and regulations governing our operations.

In December 2009, in connection with the resolution of a federal investigation, we entered a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (OIG). The Corporate Integrity Agreement acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements related to our governmental reporting functions, sales and promotional activities, and clinical studies. We have enhanced our compliance systems to address the provisions of the Corporate Integrity Agreement. We filed an Initial Implementation Report in May 2010 and our first Annual Report in February 2011.

While we believe that our compliance program is sufficient to meet our Corporate Integrity Agreement obligations and other legal requirements, we cannot assure you that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable U.S. federal and state regulations and/or laws or all potentially applicable foreign regulations and/or laws.

Research and Development

We believe research and development investments are critical to increasing our revenue growth rate. Our product development and technology teams are focused on the development of additional disposable devices addressing the Vascular Intervention and Lead Management markets, as well as the development of our next-generation laser platform. Our team of research scientists, engineers and technicians, supported by third-party research and engineering organizations as needed, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $12.1 million in 2010, $12.5 million in 2009 and $11.4 million in 2008. In 2008, we also expensed $3.8 million of in-process research and development related to a development project acquired from Kensey Nash in May 2008. We expect our research and development investments to increase as a percentage of revenue in 2011 as we advance clinical research focused on in-stent restenosis and peripheral arterial disease, as well as increased product development activities related to both next-generation versions and line extensions of existing products.

Clinical Trials

We support many of our new product initiatives with clinical studies in order to obtain regulatory approval and provide certain marketing data. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve regulatory clearance and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness, performance and safety of a device, which is the basis for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials. The following is a summary of our key pending, current and historical trials. The trials listed below are intended to represent the significant trials we have commenced and, as such, may not be a complete listing of every trial conducted or underway. Furthermore, we can provide no assurance that each of the trials underway will be completed or that the clinical results of these trials will be favorable.

Pending Clinical Trials

On June 10, 2010 we announced plans to initiate a multi-center, randomized trial for in-stent restenosis (ISR) in the United States (study name: EXCITE ISR). The EXCITE ISR study will compare laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem and Turbo Elite laser ablation devices. In February 2011, following completion of pre-clinical work required by the FDA, we submitted an investigational device exemption (IDE) to the FDA. The first enrollment in the EXCITE ISR study is anticipated in the second quarter of 2011. The planned enrollment for this study is 353 subjects at up to 30 sites in the U.S. Subjects enrolled in the study will be followed at 1, 6 and 12 months after the procedure. Data will be submitted to FDA via a 510(K) after the minimum number of subjects have had their 6 month follow-up.

We also plan to support a pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit

Restenosis in Instent Femoro-popliteal Obstructions (PHOTOPAC), is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at 1, 6 and 12 months after the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant and will be conducted at up to four sites in Germany. We expect this trial to commence in the first quarter of 2011.

Current Vascular Intervention Clinical Trial

The Photo Ablation Using the Turbo-Booster and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, trial is a prospective, multi-center registry for the evaluation of the safety and performance of Spectranetics CE-marked peripheral atherectomy laser catheters used in conjunction with Turbo-Booster catheters for the treatment of certain patients presenting with in-stent restenosis of nitinol stents implanted within femoropopliteal arteries. We have engaged a third-party clinical research organization (CRO) to conduct this study, in which up to 100 subjects are expected to be enrolled at up to 10 sites in Germany. Subjects enrolled in the study will be followed at 1, 6 and 12 months after the procedure. As of the date of this report, 79 subjects have been enrolled at five centers.

Historical Clinical Trials

The Lead Extraction in Contemporary Settings, or LExICon, trial was an observational, multi-center retrospective data collection study of consecutive laser lead extractions utilizing the lead management SLS II system, evaluating factors affecting success and complications. In May 2009, we first announced data from the LExICon study. Subsequently, the study was published in the February 9, 2010 issue of the Journal of the American College of Cardiology. The study examined laser-assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS II laser sheath. Resulting key data points included: (i) 97.7% clinical success rate, (ii) 96.5% complete lead removal success rate, (iii) 1.4% major adverse event rate—a 26% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath), and (iv) 0.28% procedural mortality rate-more than a 50% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath).

The CELLO trial was a pivotal IDE clinical trial for our Turbo-Booster catheter in the treatment of larger diameter arteries within the legs. We enrolled 65 patients in the trial at 17 sites in the United States and Europe. The trial included patients with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Three independent core labs analyzed the angiographic, intravascular ultrasound, and duplex ultrasound data from the trial. The primary endpoints of the trial were the achievement of a minimum 20% reduction in the percent diameter stenosis post-laser compared to pre-intervention and major adverse events. The reduction in percent diameter stenosis following the use of the Turbo-Booster was 35% and there were no major adverse events reported through 6 months following the procedure. As a result, the primary endpoints were met. Further, the durability of the procedure was demonstrated through freedom from target lesion revascularization in 77% of the patients through twelve months following enrollment. Significant improvements in all clinical outcomes measured twelve months following the procedure were noted, including Rutherford category, ankle-brachial index and walking impairment. Based on a review of the data, in June 2007, we received clearance from the FDA to market our Turbo-Booster product for the treatment of arterial stenoses and occlusions in the leg. The Turbo-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The Turbo-Booster combined with Turbo Elite laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal arteries. This approval represented a broader indication for use as compared to previous labeling of the existing peripheral laser catheters. The CELLO trial data through the 12 month follow-up was published in The Journal of Endovascular Therapy in December 2009.

The Thrombus Ablation in Acute Myocardial Infarction, or TAAMI, study was a multicenter, prospectively randomized clinical trial conducted at five centers in Poland. Up to 200 patients presenting with acute myocardial infarction (AMI), or heart attack, were to be enrolled. Due to the slower than expected enrollment caused by a change in the practice of treating AMI in Poland, enrollment in this study was stopped in 2009 after 78 subjects had been enrolled at five centers.

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

Strategic Alliances

Kensey Nash.    In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC). Pursuant to an Asset Purchase Agreement and other related contracts (the Agreements) among us and KNC, we purchased from KNC all of the assets related to KNC’s QuickCat, ThromCat and Safe-Cross product lines for $10.7 million in cash, including acquisition costs of $0.7 million. The primary reason for the acquisition of these product lines was to leverage our existing sales organization while extending our product offering in the area of thrombus management. Under the terms of the Agreements, we agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones.

Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products, and $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2010, we have paid $2.5 million of the product development and regulatory milestones. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device.

The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2010, cumulative sales of the acquired products totaled $15.3 million. We expect to make the $6 million payment in late 2011.

We simultaneously entered into a Manufacturing and License Agreement pursuant to which KNC manufactures for us the endovascular products we acquired under the Asset Purchase Agreement, and we purchase such products exclusively from KNC for specified time periods. In December 2009, we transferred the manufacturing of the QuickCat product lines to our facility. We continue to purchase the ThromCat products from KNC, and we pay KNC transfer prices for the ThromCat based on the cost to manufacture the products plus a percentage of the sales of the ThromCat. After KNC’s manufacture of the ThromCat products is transferred to us, we will continue to pay KNC a share of revenues received from sales of such products, although at a reduced rate.

Additionally, we entered into a Development and Regulatory Services Agreement with KNC, amended in June 2009, pursuant to which KNC has conducted and will continue to conduct work to develop, on our behalf, next-generation ThromCat products at KNC’s expense. We will own all intellectual property resulting from this development work. If clinical studies are required to obtain regulatory approval from the FDA for those next-generation products, the costs will be shared equally by us and KNC. KNC additionally will be responsible, at its own expense, for regulatory filings with the FDA that are required to obtain regulatory approval from the FDA for the next-generation products. We have commercialized the next generation ThromCat in Europe and are in the process of determining the FDA regulatory pathway for the next generation ThromCat in the U.S.

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

Providing customers with answers about the cost of acquisition, use of the laser and types of lesions addressable by our excimer laser system is critical to the education process. Through the following marketing and distribution strategy, both in the United States and internationally, we believe that we are well positioned to capitalize not only on our core competency of our excimer laser technology in peripheral and coronary atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system. We are also continuing to expand sales of our non-laser disposable products, including crossing solutions and thrombectomy devices.

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

U.S. Sales Organization.    At the beginning of 2008, we made a strategic decision to split our U.S. sales organization into two separate groups, one focusing on Vascular Intervention and the other focusing on Lead Management, as there are very different selling strategies and physician specialties for these applications. Our Vascular Intervention sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures which are done on a more regular basis and with a generally lower risk of complication and a wider range of treatment options, as compared with Lead Management. Our Lead Management sales team members primarily work with electrophysiologists and cardiac surgeons that perform lead extraction procedures. Both of these organizations currently report to our Senior Vice President, Sales and Marketing. A discussion of each of our sales teams follows:

Vascular Intervention Sales Team.   At December 31, 2010, our Vascular Intervention sales team was comprised of 70 field sales employees, consisting of a director, region sales managers, territory sales managers and clinical specialists. The director is responsible for developing and implementing sales programs and strategy throughout the U.S. and has management responsibility for the region sales managers. Region sales managers are responsible for the overall management of a region, including sales of lasers and disposable products. They are directly responsible for the performance of the territory sales managers in their district. Territory sales managers focus on the sale of lasers and disposable products and assist in training our customers and establishing relationships with physicians for the purpose of expanding their use of our devices within the accounts in their territory. Clinical specialists support the territory sales managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the operating lab and electrophysiologist lab.

Lead Management Sales Team.   At December 31, 2010, our Lead Management sales team was comprised of 40 field based personnel, consisting of a vice-president, regional managers, business development managers and clinical specialists. The vice-president is responsible for developing and implementing sales programs and strategy throughout the U.S. and has management responsibility for the regional managers. Our regional managers have a similar role to their Vascular Intervention counterparts. Business development managers establish relationships primarily with electrophysiologists as well as cardiac surgeons, and coordinate the support of the clinical specialists required for these procedures. Clinical specialists support the business development managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working at a hospital in the operating lab and electrophysiologist lab.

In 2010, we continued modest expansion of a dedicated sales and marketing team focused on Lead Management and increased investment in training, education, and product development. We conduct education sessions with our simulation system which is intended to augment traditional procedural training for physicians on laser-assisted lead extraction procedures by permitting hands-on practice with extraction tools and techniques in multiple case scenarios in a virtual operating environment. We also facilitate training through our fellows education program which provides comprehensive didactic materials as well as a computer simulation experience to supplement the clinical experience and help accelerate procedural proficiency. The goal is to assist more fellows to be better educated and trained on lead management before going into practice. For 2011, we will continue to increase investment in these areas based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead removal market is under-penetrated. We believe that our investments in sales, marketing, training, education, and product development will fuel continued growth in our Lead Management business in 2011 and beyond.

As of December 31, 2010, our field team in the United States also included field service engineers who are responsible for the installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis. The field service engineers also perform ongoing service on the lasers placed under our various rental programs.

We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth. Since the use of excimer laser technology is highly specialized, our marketing product managers and direct sales team must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales teams and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings. We currently have two defined marketing teams, supporting our two sales organizations, which include product managers and associate product managers who are responsible for global marketing activities for each of our target markets.

International Operations

We have a sales presence in 40 countries outside of the U.S., including our direct sales operations in Europe and Latin America and a network of 48 distributors. Total international revenue in 2010 (including Asia Pacific and Latin American countries) was $16.9 million, or 14% of our consolidated revenue. This represents a decrease of 6% over 2009 international revenue of $17.9 million.

We market and sell our products in Europe, the Middle East and Russia through Spectranetics International, B.V., a wholly-owned subsidiary, and Spectranetics Deutschland GmbH, a wholly-owned subsidiary of Spectranetics International, B.V., as well as through distributors.

During 2010, we sold our products through direct sales operations in Germany, France, Belgium, the Netherlands, Luxembourg and Switzerland and we commenced direct sales operations in the UK. We sold products in other European countries through a network of local country distributors. In 2010, Spectranetics International, B.V. and Spectranetics Deutschland GmbH revenues totaled $13.8 million, or 12% of our revenue compared with $15.1 million, or 13% of our revenue in 2009.

At December 31, 2010, our international sales team was comprised of 23 sales representatives, sales management, distribution management and clinical personnel. These sales professionals sold both the Vascular Intervention and Lead Management products. As of December 31, 2010, our international field service team also included 3 service engineers who are responsible for the installation of each laser and participation in the training program at each site.

In addition to the operations of Spectranetics International, B.V. and Spectranetics Deutschland GmbH, we conduct international business in Japan and other selected countries in the Pacific Rim and Latin America through distributors. We also have a direct sales presence in Puerto Rico which falls under our international operations. In 2010, revenue from these foreign operations totaled $3.1 million, or 3% of our revenue, compared with $2.8 million, or 2% of our revenue, in 2009.

In conjunction with our Japanese Market Authorization Holder (MAH), DVx Inc., we have regulatory approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market our laser and various models of our coronary and SLS lead extraction catheters in Japan. In July 2010, we announced that the MHLW approved product reimbursement to hospitals for the SLS II, which is used for the removal of pacemaker and defibrillator cardiac leads. Through our distribution partner, DVx Inc., the initial phase of the product launch commenced and is focused on establishing a limited number of lead extraction training centers in Japan.  The SLS II is our first product to have both regulatory and reimbursement approval in Japan.

In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products, including the submission of a dossier to MHLW in December 2009 for approval to market certain of our peripheral atherectomy, crossing solutions and lead locking device products.

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

We believe that primary competitive factors in the Vascular Intervention market include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	ease of use;

•	the impact of managed care practices, related reimbursement to the healthcare provider, and procedure costs;

•	size and effectiveness of sales forces; and

•	research and development capabilities.

Manufacturers of peripheral atherectomy devices include ev3 Inc. (acquired by Covidien in 2010), Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. In the coronary atherectomy market, we compete primarily with Boston Scientific Corporation. Manufacturers of thrombectomy and aspiration devices include Medtronic, Inc., Vascular Solutions, Inc., ev3 Inc., Atrium Medical, Terumo Interventional Systems, Lumen Biomedical, Straub Medical AG and MEDRAD Interventional/Possis. In crossing solutions, we compete primarily with Vascular Solutions, Inc., ev3 Inc., Cook Vascular Inc., and Bard Peripheral Vascular, Inc.

We also compete with a narrow set of companies marketing non-laser lead extraction devices. In the lead removal market, the primary other supplier is Cook Vascular Inc., while internationally VascoMed also offers extraction devices.

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

Our manufacturing facilities are subject to periodic inspections by federal, state, international and other regulatory authorities, including Quality System Regulation (QSR) compliance inspections by the FDA and International Organization for Standardization (ISO 13485:2003) compliance inspections by BSi, which is a private company authorized by European medical agencies to assess and certify compliance with regulatory requirements (Notified Body). In addition, we are subject to inspections by the Japanese regulatory agency, the Pharmaceutical and Medical Device Agency (PMDA). During the past year we have undergone the following quality system inspections: an FDA inspection for QSR compliance; two BSi inspections for ISO 13485:2003 compliance, of which one was a Full Quality System inspection; two TÜV (another European Notified Body) factory safety inspections;

and one PMDA Japanese regulatory review. These inspections resulted in a limited number of noted observations, to which we believe we have provided adequate responses.

We purchase certain components of our CVX-300 excimer laser system from several sole source suppliers. In addition, most raw materials, components and subassemblies used in our disposable devices are purchased from outside suppliers and are generally readily available from multiple sources. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production and adversely affect us.

During 2008 and 2009, we moved all of our manufacturing lines producing 510(k) products to our expanded leased facility in north Colorado Springs. All products currently built at our new facility can be shipped within the U.S. and European markets. In January 2011, the FDA approved our PMA supplement requesting a manufacturing site change for the CVX-300 laser system. (See the “Government Regulation” section below for an explanation of the PMA process.) Obtaining this approval expands our manufacturing capabilities at corporate headquarters after completing the transfer of 510(k) products in 2009. We expect to submit a separate PMA supplement to the FDA later this year requesting a manufacturing site change for our remaining products, the ELCA coronary atherectomy product line and the SLS II laser-assisted lead extraction product line. We may experience difficulties in efficiently relocating our manufacturing operations in a manner that is approved by the FDA as required, and any difficulties in this endeavor could lead to quarterly fluctuations in operating results and adversely affect us.

Patents and Proprietary Rights

We hold 62 issued U.S. patents and have rights to 15 additional U.S. patents under license agreements. We also hold twelve issued patents in the United Kingdom, eleven issued patents in Germany, nine issued patents in each of France and Japan, eight in Italy, two in the Netherlands and one in Korea. Also, we hold 29 pending U.S. patent applications and 22 pending foreign patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser system, general features of the laser system, the use of the laser and our catheters together, and specific design features of our catheters.

Certain of the coupler patents and system patents expired in 2010. We do not believe that the expiration of these patents is likely to have a material adverse effect on our business.

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

We are party to a patent license agreement dated February 28, 1997 with Medtronic, Inc. pursuant to which Medtronic has granted us a worldwide exclusive license to commercialize products using certain Medtronic patents and technology related to our SLS device. The license agreement expires on the date of expiration of the last licensed patent unless terminated earlier as a result of breach, insolvency, or our failure to perform for more than 180 days within any 12-month period due to force majeure. We pay Medtronic royalties as a specified percentage of net sales of products using the licensed Medtronic patents. For 2010, we incurred royalties of approximately $1.4 million to Medtronic under this license agreement.

We are party to an amended vascular laser angioplasty catheter license agreement with SurModics pursuant to which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using their patents subject to a quarterly minimum royalty. The license agreement expires on the later of the date of expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the amount of royalties we pay SurModics is not greater than specified levels. For 2010, we incurred royalties of approximately $0.6 million to SurModics under this license agreement.

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

In 2007, we purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based on our sales of QuickCat products that use inventions claimed by the patent. For 2010, we incurred royalties of approximately $93,000 under this agreement. During 2008, we entered into a license agreement with Medtronic, which granted them a non-exclusive paid-up license to this patent and settled patent infringement litigation we had initiated.

In December 2009, we entered into a license agreement with Peter Rentrop, M.D. As part of the agreement, we received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop, which, in general, apply to laser catheters with a tip diameter less than 1 millimeter. We pay Dr. Rentrop royalties as a specified percentage of net sales of products using his patents subject to a quarterly minimum royalty. The license agreement expires in January 2020, unless terminated earlier in accordance with its terms. For 2010, we incurred royalties of approximately $0.7 million to Dr. Rentrop under this license agreement.

Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are and have in the past been a party to legal proceedings involving our intellectual property and may be a party to future proceedings. See Item 1A, “Risk Factors” for additional discussion regarding the risks associated with our intellectual property.

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

Hospitals are reimbursed for inpatient services by Medicare under the Hospital Inpatient Prospective Payment System (IPPS). Payment is made to the hospital through the Medicare Severity Diagnosis Related Group (MS-DRG) methodology. MS-DRGs classify discharges into groups with similar clinical characteristics that are expected to require similar resource utilization. DRG assignment for a patient’s hospitalization is based on the patient’s reason for admission, discharge diagnoses, and procedures performed during the inpatient stay. Hospitals are paid a fixed payment for the hospital stay that is designed to be inclusive of all supplies, devices, and overhead associated with the encounter. IPPS does not separately reimburse for the actual cost of the medical device used or for the services provided. Hospitals performing inpatient procedures using our technology are paid the applicable DRG payment rate for the inpatient stay.

For outpatient hospital services, payments are also made under a prospective payment system—the hospital Outpatient Prospective Payment System (OPPS). Payments are based on Ambulatory Payment Classifications, or APCs, under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are clinically and resource comparable.

In addition to payments made to hospitals for procedures using our technology, the CMS make separate payments to physicians for their professional services. Payments to physicians are made under the national Medicare Physician Fee Schedule (MPFS). National payment rates are assigned based on the physician work, practice expense (procedure costs), and malpractice insurance expense. Payment is adjusted for geographic location.

Hospital outpatient and physician services are reported with the AMA Current Procedural Terminology (CPT) code sets.  Cardiac lead extraction procedures using the SLS and LLD are typically reported with the current code sets describing lead removal. Coronary laser atherectomy procedures are reported with the current code sets for coronary atherectomy.

For 2011, the CPT codes for lower extremity peripheral vascular interventions have been revised. New code sets were created that reflect bundled procedures to include atherectomy when performed with only angioplasty or with only angioplasty and stents, catheter placement, and supervision and interpretation (S/I) services. These codes are now described as endovascular revascularization procedures. Historically, the interventions, imaging and S/I services were reported separately by individual codes.

The new endovascular revascularization codes resulted in Medicare payment changes. Hospital outpatient and physician payments now reflect bundled payments for the above described procedure codes. Importantly, CMS established payments for lower extremity endovascular revascularization procedures when performed in the office setting.  Reimbursement by Medicare is now available not only for hospital outpatient lower extremity atherectomy procedures when performed in conjunction with angioplasty and/or stent but payment is also available for procedures provided in the physician office.  We plan to leverage this newly established reimbursement for office-based procedures, which we believe widens our potential physician customer base for laser atherectomy.

Payments vary by code and will be higher or lower depending upon the site of service and the clinical circumstances.  We cannot assure that the new codes and revised payments will always be favorable to interventions that include atherectomy procedures.

Most third-party payers currently cover and reimburse for procedures using our products. However, in the past, certain private payers have limited coverage for laser atherectomy procedures. While we believe that a laser atherectomy procedure offers a less costly alternative for the treatment of certain types of cardiovascular disease, we cannot assure you that the procedure will receive adequate coverage and reimbursement and will be viewed as cost-effective under future coverage and reimbursement guidelines or other healthcare payment systems, especially when used adjunctively with other therapies, such as angioplasty and stents.

Government Regulation

Overview of Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we perform:

•product design, development, manufacture and testing;

•product labeling;

•product storage;

•premarket clearance or approval;

•advertising and promotion;

•product sales and distribution; and

•post-market safety reporting.

To be commercially distributed in the United States, non-exempt medical devices must receive either approval through a Premarket Approval (PMA) or be found to be substantially equivalent to an already marketed device through a Premarket Notification 510(k) from the FDA prior to marketing and distribution pursuant to the FDCA. Using the FDA’s classification system, devices deemed to pose relatively less risk are placed into either Class I or II, which requires the manufacturer to submit a Pre-market Notification 510(k) requesting permission for commercial distribution. In some cases, devices in this low risk classification may be exempt from requiring market approval, which is defined by the FDA. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which the FDA has not yet called for submission of PMA applications are placed in Class III requiring a PMA.

510(k) Clearance Pre-market Notification Pathway.    To obtain 510(k) clearance, a manufacturer must submit a Premarket Notification 510(k) application demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976. The FDA’s 510(k) pre-market notification pathway usually takes from three to six months, but it can last longer.

After a device is found to be substantially equivalent through the 510(k) process, which is also referred to as a marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) or PMA approval is obtained.

PMA Pathway.   A high risk device not eligible for 510(k) clearance must follow the PMA pathway, which requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is much more costly, lengthy and uncertain. It generally takes from one to three years, but may take longer.

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

Clinical Trials.    A clinical trial is often required to support a PMA application and is sometimes required for a Premarket Notification 510(k) application. In some cases, one or more relatively smaller Investigational Device Exemption (IDE) studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

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

The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

•fines, injunctions, and civil penalties;
•recall or seizure of products;
•operating restrictions, partial suspension or total shutdown of production;
•refusing requests for 510(k) clearance or PMA of new products;
•withdrawing 510(k) clearance or PMAs already granted; and
•criminal prosecution.

We cannot assure that the FDA will approve our current or future PMA applications or supplements or Premarket Notification 510(k) applications on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenue.

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

International Regulations.   International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require an FDA Certificate to Foreign Government verifying that the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System violations exist.

The Medical Device Directive (MDD) is a directive which covers the regulatory requirements for medical devices in the European Union. The MDD was recently amended, and compliance with the new regulations became mandatory in March 2010. This amendment is the first significant modification to the MDD since 1993 and there are multiple changes that affect Spectranetics products. Specifically, clinical data is now required for all devices regardless of classification; the definition of “central circulatory system” has been expanded which may affect the classification of devices; and the definition of “continuous use” has been expanded and may affect the classification of devices.

With respect to our international operations, in November 1994, we received ISO 9001 certification from TÜV, which allows us to manufacture products for use in the European Community within compliance of the manufacturing quality regulations. In addition, we received CMDCAS (Canadian) certification by TÜV in January 2002. We have received CE (Communauté Européene) mark registration for all of our current products. The CE mark indicates that a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards. We have also received approval to market certain coronary atherectomy products and certain lead removal products in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products with the assistance of our distributor, DVx Japan. In Australia, we have approvals to market certain peripheral atherectomy, coronary atherectomy, crossing and lead removal products. We also have approvals to market certain products in several Asia Pacific and Latin American countries.

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

Employees

As of December 31, 2010, we had 470 full time employees, including 37 in research and development, clinical and regulatory affairs; 184 in manufacturing and quality assurance; 163 in marketing, sales and field service; 49 in administration and regulatory compliance in the United States and 37 in marketing, sales and administration in our international operations. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

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

We believe there is a correlation between PAD and coronary artery disease; however, many physicians do not routinely screen for PAD while screening for coronary artery disease. We target our sales efforts to interventional cardiologists, vascular surgeons and interventional radiologists because they are often the primary care physicians diagnosing and treating both coronary artery disease and PAD. However, the initial point of contact for many patients may be other physicians, including general practitioners and podiatrists, each of whom commonly treats patients experiencing complications resulting from PAD. If we do not educate referring physicians about PAD in general and the existence of our products in particular, they may not refer patients to interventional cardiologists, vascular surgeons or interventional radiologists for treatment with our laser system. In addition, in order to accelerate growth of our lead removal products, we must change the current standard of care for abandoned pacemaker and ICD leads, which is simply to cap the abandoned leads and leave them in the body. If we are not successful in educating physicians about screening for PAD or about risks related to infected, defective or abandoned pacemaker and ICD leads, and risks associated with the removal of pacemaker and ICD leads, our ability to increase our revenue may be impaired.

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

We believe that the primary competitive factors in the interventional cardiology market include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	ease of use;

•	the impact of managed care practices, related reimbursement to the healthcare provider, and procedure costs;

•	size and effectiveness of sales forces; and

•	research and development capabilities.

Manufacturers of peripheral atherectomy devices include ev3 Inc. (acquired by Covidien in 2010), Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. In the coronary atherectomy market, we compete primarily with Boston Scientific Corporation. Manufacturers of thrombectomy and aspiration devices include Medtronic, Inc., Vascular Solutions, Inc., ev3 Inc., Atrium Medical, Terumo Interventional Systems, Lumen Biomedical, Straub Medical AG and MEDRAD Interventional/Possis. In crossing solutions, we compete primarily with Vascular Solutions, Inc., ev3 Inc., Cook Vascular Inc., and Bard Peripheral Vascular, Inc.

We also compete with a narrow set of companies marketing non-laser lead extraction devices. In the lead removal market, the primary other supplier is Cook Vascular Inc., while internationally VascoMed also offers extraction devices.

Our sales and marketing team and our international distributors may be unable to compete with our larger competitors or to reach potential customers.

Some of our competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our sales and marketing team and our international distributors in making sales. During 2010, we experienced higher sales turnover than in past years, particularly in our VI sales organization. This was due to declining revenue in an increasingly competitive environment combined with turnover initiated by the Company in small, non-productive sales territories. Although we believe we have taken steps to stabilize the sales organization, sales turnover may continue.

We use both a direct sales organization and distributors for sales of our products throughout most of Europe, the Middle East, the Pacific Rim and Latin America. The sales and marketing efforts on our behalf by international distributors could fail to attain long-term success.

Our products may not achieve or maintain market acceptance.

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

From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, security class action and shareholder derivative lawsuits, and other legal proceedings or investigations, any of which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. See Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affects how we operate our business. Consequently, it is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages or change the way we operate our business. There can be no assurance that there will not be an increase in the scope of these matters or that there will not be additional lawsuits, claims, proceedings or investigations in the future, nor is there any assurance that these matters will not have a material adverse impact on the Company.

In addition, a federal investigation is ongoing with respect to certain former employees. The Company is generally obligated to indemnify its former employees against all losses, including expenses, incurred in such cases and to advance their reasonable legal defense expenses in such cases, unless certain conditions apply. The Company is honoring these obligations unless it determines that they are inapplicable. We maintain insurance for claims of this nature which does not apply in all such circumstances, may be denied or may not be adequate to cover all legal or other costs related to the investigation. A prolonged uninsured expense and indemnification obligation could have a material adverse impact on the Company. The indictment in August 2010 of three former employees with whom the Company has indemnification obligations significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that the Company’s indemnification obligations to these employees will exceed the limits of its insurance coverage. Therefore, at September 30, 2010, the Company accrued a $6.5 million charge reflecting the low end of its estimate of the range of its contingent liability under the indemnification obligations. The Company currently estimates that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs would be paid over the course of the court proceedings. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter.

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

Our products are regulated as medical devices, which are subject to extensive regulation by the FDA and comparable state and foreign agencies. Complying with these regulations is costly, time consuming and complex. FDA regulations and regulations of comparable state and foreign agencies are wide-ranging and govern, among other things:

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

Maintaining the broad array of processes, policies and procedures necessary to comply with the CIA is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failure to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of noncompliance. In addition, material breaches of the CIA could result in our being excluded from participating in federal health care programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Some of our patents have expired and our patents and proprietary rights may be proved invalid, which would enable competitors to copy our products.

We hold patents and licenses to use patented technology, and have pending patent applications. Our patents cover the connection (coupler) between our laser catheters and the laser system, general features of the laser system, system patents that include the use of our laser and our catheters together, and specific design features of our catheters. Two of our licensed patents relating to a laser method for severing or removing blockages within the body expired in 2005, and another of our licensed patents relating to the use of a laser in a body lumen expired in 2006. In addition, certain of our coupler patents and system patents expired in 2010. We do not believe that the expiration of these patents is likely to have a material adverse effect on our business. However, our competitors may seek to produce products that include this technology which is no longer subject to patent protection, and this increase in competition may negatively affect our business.

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

We incurred losses from operations since our inception in September 1984 until the year 2000, and again in 2002, 2006, 2008, 2009 and 2010 (with a loss from operations incurred of $7.0 million for the year ended December 31, 2010). At December 31, 2010, we had accumulated $97 million in net losses since inception. We expect that our research, development and clinical trial activities and regulatory approvals, together with future selling, general and administrative activities and the costs associated with launching our products for additional indications, will result in significant expenses for the foreseeable future.

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

The requirements governing the conduct of clinical trials and manufacturing and marketing of our products, new products or additional indications for our existing products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve the reimbursement policies related to specific products. We have experienced difficulties in the past in obtaining reimbursement approvals for our products in Europe and are currently seeking regulatory and reimbursement approval for certain of our products in Japan. We cannot assure you that this approval will be obtained or that revenue in Japan will increase if this approval is received. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to market our existing products in any foreign country. If we fail to comply with these regulatory requirements or obtain and maintain required approvals in any foreign country, we will not be able to sell our products in that country and our ability to generate revenue could be materially adversely affected.

We are exposed to the problems that come from having international operations.

For the year ended December 31, 2010, our revenue from international operations represented 14% of consolidated revenue, of which 12% was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.

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

We have yet to fully relocate our PMA products to our expanded leased facility in northern Colorado Springs. If we fail to conduct the remainder of the relocation in an efficient manner, our operation results may be adversely affected.

During 2008 and 2009, we moved all of our manufacturing lines producing 510(k) products to our expanded leased facility in north Colorado Springs. All products currently built at our new facility can be shipped within the U.S. and European markets. In January 2011, the FDA approved our PMA supplement requesting a manufacturing site change for the CVX-300 laser system. We expect to submit a separate PMA supplement to the FDA later this year requesting a manufacturing site change for our remaining products, the ELCA coronary atherectomy product line and the SLS II laser-assisted lead extraction product line. We may experience difficulties in efficiently relocating our remaining manufacturing operations in a manner that is approved by the FDA as required.

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

Supreme Court decisions and federal legislation could reverse the exemption for medical devices approved by the FDA under a pre-market approval application. This exemption provided a shield against product liability claims, provided that the medical devices were approved by the FDA under a pre-market approval application. If this exemption is removed, product liability claims may increase.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, which could result in substantial costs and liability.

There may be patents and patent applications owned by others relating to laser and fiber-optic or other technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request that we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. We cannot guarantee that other patent holders will not file a lawsuit against us and prevail. If we decide that we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license made available to us on commercially acceptable terms. Even if we are able to obtain rights to a third party’s patented intellectual property, those rights may be non-exclusive and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not be able to develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective and/or less commercially desirable products.

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

Our success depends on our continued ability to attract, retain and motivate highly qualified management, clinical, scientific and sales and marketing personnel, including a chief executive officer. We do not have employment agreements with any of our employees. Their employment with us is “at will,” and each employee can terminate his or her employment with us at any time. As a condition of employment, our employees sign an agreement that precludes them, upon termination of their employment, from recruiting our employees or working for a direct competitor. The enforceability of these agreements depends on the circumstances at the time of separation and the agreements may, at times, be difficult to enforce. We also have agreements with eight officers of the Company, which provide for the payment of either a year’s salary plus bonus or six month’s salary plus bonus in the event of separation of the officer’s employment in certain circumstances. The agreements also prohibit the officer from competing with the Company and soliciting its employees and customers in the case of termination of employment. We do not carry “key person” insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel.

Effective November 1, 2010, Emile J. Geisenheimer retired from his positions as Chairman, President and Chief Executive Officer. The board of directors created an Executive Council, comprised of three executive officers to handle chief executive officer responsibilities until a chief executive officer is hired. The Executive Council is composed of Mr. Guy Childs, Chief Financial Officer, Mr. Jason Hein, Senior Vice President, Sales and Marketing, and Mr. Shar Matin, Senior Vice President, Operations, Product Development and International. Our board of directors is currently conducting a search for a chief executive officer. Leadership transitions can be inherently difficult to manage and may be a distraction to senior management or cause further turnover in key personnel.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Following the decrease in our stock price in September 2008 following the execution of a search warrant by certain government employees, we became the target of securities litigation, and due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

All of our domestic operations are currently located in Colorado Springs, Colorado. In December 2006, we entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs. All research and development, clinical studies, regulatory, marketing, sales support and administrative functions were moved to the new facility in 2007. The expanded facility has approximately 17,000 square feet of manufacturing space which contains the substantial portion of our manufacturing operations. We currently manufacture all 510(k) products and the CVX-300 laser system at this facility, and we expect to submit a PMA supplement to the FDA later this year requesting a manufacturing site change for our remaining products, the ELCA and SLS product lines.

In addition to the leased facility described above, we continue to occupy two buildings in central Colorado Springs. These facilities contain approximately 65,000 square feet of usable space, of which approximately half is currently devoted to manufacturing. The first building has 22,000 square feet, of which we currently occupy roughly half. The lease expired on December 31, 2010, and we have temporarily renewed this space which we anticipate vacating by mid-2011. We purchased for cash consideration the second facility in March 2005 for $1.4 million, and our ELCA and SLS products are currently manufactured at this facility.

Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe, and the lease expires June 30, 2012. Spectranetics Deutschland GmbH leases a small office in Germany through July 2015.

We believe these facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3.    Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the NASDAQ National Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for the Company’s Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2010 and 2009. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low
Year Ended December 31, 2010
1st Quarter	$7.58	$6.29
2nd Quarter	7.99	5.11
3rd Quarter	5.65	4.73
4th Quarter	5.54	4.37
Year Ended December 31, 2009
1st Quarter	$3.51	$1.91
2nd Quarter	5.39	2.45
3rd Quarter	6.89	4.80
4th Quarter	7.77	5.22

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

The closing sales price of our Common Stock on March 9, 2011 was $4.64. On March 9, 2011, we had 517 shareholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Recent Sales of Unregistered Equity Securities

During the fourth quarter ended December 31, 2010, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no repurchases of the Company's equity securities during the quarter ended December 31, 2010.

Securities Issuable Under Equity Compensation Plans

For a discussion of the securities authorized under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

ITEM 6.    Selected Financial Data

The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2010, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report. The selected balance sheet data as of December 31, 2010 and 2009, and statement of operations data for each year in the three-year period ended December 31, 2010, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2008, 2007 and 2006, and statement of operations data for the years ended December 31, 2007 and 2006, are derived from, and are qualified by reference to, audited financial statements of the Company not included herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$117,917	$114,837	$104,010	$82,874	$63,490
Cost of products sold	34,031	33,140	29,389	21,956	16,955
Selling, general and administrative	66,665	68,478	61,150	50,048	39,824
Research, development and other technology	14,900	15,060	13,449	10,814	9,910
Federal investigation legal and accrued indemnification costs(1)	6,798	2,362	2,450	—	—
Federal investigation settlement(1)	—	5,000	—	—	—
Employee termination and lease abandonment costs(2)	1,630	536	—	—	—
Asset impairment charge(3)	939	—	—	—	—
Litigation settlement(1)	—	1,166	—	—	—
Discontinuation costs-Safe-Cross product line(4)	—	1,075	—	—	—
Purchased in-process research and development(5)	—	—	3,849	—	—
Operating (loss) income	(7,046)	(11,980)	(6,277)	56	(3,199)
Loss on sale of auction rate securities(6)	—	(540)	—	—	—
Other-than-temporary impairment of auction rate securities(7)	—	(1,100)	—	—	—
Interest income	223	410	1,668	2,633	1,954
Other, net	(8)	(37)	(52)	(35)	(37)
(Loss) income before income taxes	(6,831)	(13,247)	(4,661)	2,654	(1,282)
Income tax (expense) benefit(8)	(6,232)	(126)	706	4,575	(165)
Net (loss) income	$(13,063)	$(13,373)	$(3,955)	$7,229	$(1,447)
(Loss) income from continuing operations per share:
Basic	$(0.39)	$(0.41)	$(0.12)	$0.23	$(0.05)
Diluted	$(0.39)	$(0.41)	$(0.12)	$0.21	$(0.05)
Weighted average common shares outstanding:
Basic	33,091	32,529	31,826	31,225	29,130
Diluted	33,091	32,529	31,826	33,783	29,130

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
BALANCE SHEET DATA:
Working capital	$40,512	$32,958	$32,668	$58,387	$52,552
Cash, cash equivalents, and current investment securities available for sale(9)	33,662	19,053	20,478	50,000	48,014
Non-current investment securities(9)	—	9,800	15,570	3,037	8,453
Restricted cash	—	817	1,350	1,350	—
Property & equipment, net	28,669	31,475	32,345	25,412	16,176
Total assets	93,695	100,683	107,096	108,046	91,494
Long-term liabilities	598	593	422	251	3
Shareholders' equity	74,498	84,928	90,984	91,805	78,288
________________________

(1)
See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15 of this report.

(2)
In 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010. In addition, in the fourth quarter of 2010, we recorded a charge of $1.0 million related to the retirement of Emile J. Geisenheimer from his positions as Chairman, President, and Chief Executive Officer. See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17 to our consolidated financial statements.

During 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $0.4 million for year ended December 31, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $0.1 million for a portion of a leased facility that is no longer being utilized.

(3)
In the third quarter of 2010, we wrote off a capital project in process which was no longer expected to be completed and utilized, due to a recent EPA ruling which effectively limited the useful life of the asset.

(4)
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

(5)	In-process research and development expense of $3.8 million in 2008 represented amounts related to a development project acquired from Kensey Nash as part of the endovascular product line acquisition.

(6)
In the fourth quarter of 2009, we sold two of our auction rate securities at 90% and 92% of par, respectively. The amounts recorded represent the realized loss on the sale of these securities, which were recorded on our balance sheet at 90% of par at the date of sale.

(7)
In the fourth quarter of 2009, we determined that our remaining auction rate securities were other-than-temporarily impaired, due to a change in our intent to hold such investments until a full recovery of their par value. The $1.1 million recorded represents the impairment calculated by an independent consultant. See further discussion of our auction rate securities in Note 3 to our consolidated financial statements.

(8)
Income tax expense for the year ended December 31, 2010 included an increase in the valuation allowance against our deferred tax asset of $6.1 million, which was recorded in the third quarter of 2010 as a result of management’s assessment of the recoverability of the asset. Income tax benefit for the year ended December 31, 2007 included an adjustment of $6.6 million which represented the release of a valuation allowance that we determined was no longer required on specific deferred taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to our consolidated financial statements.

(9)
Current investment securities at December 31, 2010 included $3.6 million of auction rate securities which we liquidated in the first quarter of 2011. Non-current investment securities at December 31, 2009 and 2008 included $9.8 million and $15.6 million of auction rate securities, respectively, which were deemed to be illiquid at their respective balance sheet dates. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and in our other Securities and Exchange Commission filings. The following discussion may contain forward-looking statements that constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (SEC) and are not statements of historical fact. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth in the risk factors listed from time to time in our filings with the SEC as well as those set forth in Item 1A, “Risk Factors.”

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

For an overview of our Vascular Intervention and Lead Management business units, market opportunities, products and clinical trials, please see Part I, Item I, “Business” to this Annual Report on Form 10-K.

Revenue by Product Line

	2010		2009		2008
	(in thousands)
Disposable products:
Vascular Intervention	$60,224	51%	$61,940	54%	$57,432	55%
Lead Management	41,162	35	36,782	32	28,898	28
Service and other revenue	9,380	8	9,327	8	9,043	9
Laser equipment	7,151	6	6,788	6	8,637	8
Total revenue	$117,917	100%	$114,837	100%	$104,010	100%

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. As of December 31, 2010, 2009, and 2008, cost allocations of these functions to International Medical have not been performed.

	2010		2009		2008
	(in thousands)
Revenue
United States	$101,008	86%	$96,920	84%	$90,276	87%
International	16,909	14	17,917	16	13,734	13
Total revenue	$117,917	100%	$114,837	100%	$104,010	100%

	2010	2009	2008
	(in thousands)
Net (loss) income
United States	$(14,209)	$(15,978)	$(5,620)
International	1,146	2,605	1,665
Total net loss	$(13,063)	$(13,373)	$(3,955)

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2010 and December 31, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

	For the year ended December 31,
(in thousands, except for percentages and laser placements)	2010	% of rev(1)	2009	% of rev(1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular intervention	$60,224	51%	$61,940	54%	$(1,716)	(3)%
Lead management	41,162	35	36,782	32	4,380	12
Total disposable products revenue	101,386	86	98,722	86	2,664	3
Service and other revenue	9,380	8	9,327	8	53	1
Laser revenue:
Equipment sales	1,937	2	2,079	2	(142)	(7)
Rental fees	5,214	4	4,709	4	505	11
Total laser revenue	7,151	6	6,788	6	363	5
Total revenue	117,917	100	114,837	100	3,080	3
Gross profit	83,886	71	81,697	71	2,189	3
Operating expenses
Selling, general and administrative	66,665	57	68,478	60	(1,813)	(3)
Research, development and other technology	14,900	13	15,060	13	(160)	(1)
Federal investigation legal and accrued indemnification costs	6,798	6	2,362	2	4,436	188
Federal investigation settlement	—	—	5,000	4	(5,000)	nm
Employee termination and lease abandonment costs	1,630	1	536	—	1,094	204
Asset impairment charge	939	1	—	—	939	nm
Litigation settlement	—	—	1,166	1	(1,166)	nm
Discontinuation costs—Safe-Cross product line	—	—	1,075	1	(1,075)	nm
Total operating expenses	90,932	77	93,677	82	(2,745)	(3)
Operating loss	(7,046)	(6)	(11,980)	(10)	4,934	(41)
Other income (expense)
Loss on sale of auction rate securities	—	—	(540)	—	540	nm
Other-than-temporary impairment of auction rate securities	—	—	(1,100)	(1)	1,100	nm
Interest income, net	223	—	410	—	(187)	(46)
Other, net	(8)	—	(37)	—	29	(78)
Loss before income taxes	(6,831)	(6)	(13,247)	(12)	6,416	(48)
Income tax expense	(6,232)	(5)	(126)	—	(6,106)	nm
Net loss	$(13,063)	(11)%	$(13,373)	(12)%	$310	(2)%
Worldwide installed base of laser systems	942		902		40

(1)	Percentage amounts may not add due to rounding. nm = not meaningful.

Revenue and gross margin

Revenue for the year ended December 31, 2010 was $117.9 million, an increase of 3% as compared with $114.8 million for the year ended December 31, 2009. This increase is mainly due to increased Lead Management (LM) disposables revenue and increased equipment rental revenue, offset by a decline in Vascular Intervention (VI) disposables revenue compared with the prior year. Our product mix remained stable year-over-year, with disposables products generating 86% of revenue, service and other revenue generating 8% and revenue from laser sales and rentals at 6% of total revenue in both years.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, decreased 3% from 2009 to 2010. VI sales include three product categories — atherectomy, which decreased 1%; crossing solutions, which decreased 4%; and thrombectomy, which decreased 8%, all compared with 2009. The decline in atherectomy revenue was due primarily to a decrease in sales of our Turbo Elite® products, as a result of a challenging economic environment, disruption associated with the elimination and realignment of certain sales territories in the second half of 2010 and ongoing competitive product pressures. These declines were partially offset by sales of our Turbo-Tandem® product which was launched in March 2010, which generated revenue of $4.4 million in 2010. We believe the decrease in crossing solutions product sales is primarily due to the competitive environment, with the introduction by competitors of alternative crossing solutions products in late 2009. We believe the decline in thrombectomy revenue is partially due to ordering patterns adversely impacted as a result of the QuickCat™ recall announced in July 2010.

For our VI business, we have six anticipated growth drivers for 2011 and beyond: (i) we intend to improve our sales execution; (ii) we intend to leverage the new reimbursement changes for 2011, including the newly established reimbursement for office-based procedures; (iii) we anticipate gaining product approval in Japan for our Turbo Elite® and Quick-Cross® family of products; (iv) we hope to gain FDA approval in late 2011 for a product line extension to our Turbo-Tandem; (v) we are pursuing a U.S. indication for ThromCat® XT, our peripheral thrombectomy product we currently sell in Europe; and (vi) we anticipate receiving FDA approval to begin our EXCITE in-stent restenosis (ISR) clinical trial.

LM revenue grew 12% in 2010 as compared with 2009. We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines set forth by the Heart Rhythm Society for lead extractions, and (3) our expanded sales organization, which was initially established in 2008.

For our Lead Management business, we have five anticipated growth drivers in 2011 and beyond: (i) we intend to support training and education to more comprehensively manage non-functional or redundant pacemaker and defibrillator leads and scenarios where venous occlusion prevents implant of an additional lead; (ii) we intend to offer more simulation events in 2011 to meet a growing demand, as simulation is proving to be an excellent training platform; (iii) we intend to continue to build our Fellows program; (iv) we anticipate product approval for our new, advanced laser sheath in late 2011 in Europe; and (v) we anticipate approval for our LLD product in Japan.

Laser equipment revenue was $7.2 million and $6.8 million for 2010 and 2009, respectively. Rental revenue increased 11% in 2010 as compared with the prior year. This increase is due primarily to the increase in our installed rental base of laser systems, which increased to 456 at December 31, 2010 from 438 at December 31, 2009, as well as our focus on converting under-performing Cap-Free (fee per procedure) lasers to straight rentals. Equipment sales revenue, which is included in laser equipment revenue, decreased 7% from 2009. We sold 14 laser systems in each of 2010 and 2009; however, our average sales price of laser systems decreased slightly in 2010 compared with the prior year primarily due to the mix of new vs. remanufactured systems sales.  Service and other revenue increased 1%, to $9.4 million in 2010 from $9.3 million in 2009, due primarily to our increased installed base of laser systems.

We placed 78 laser systems with new customers during 2010 compared with 122 during the prior year. Of those new laser placements, 38 laser systems were transfers from the existing installed base in 2010 compared with 70 transfers in 2009. In the past two years, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared with year-ago periods, which was anticipated. This brings our worldwide installed base of laser systems to 942 (726 in the U.S.) at December 31, 2010.

On a geographic basis, revenue in the United States was $101.0 million in 2010, an increase of 4% from the prior year. International revenue totaled $16.9 million, a decrease of 6% from 2009, due in part to the impact of foreign currency fluctuations.

Gross margin in 2010 and 2009 was 71.1%. Gross margin was favorably impacted by the year-over-year change in product mix, as the year-over-year revenue increase was primarily in higher margin disposable products. Laser margins in 2010 were also slightly higher than laser margins in the prior year, due primarily to an increase in straight rentals and a decrease in Cap-Free (fee per procedure) programs. However, these improvements in gross margin were offset by the impact of the voluntary product recall and related expenses for product replacement of the QuickCat catheter. Cost of products sold included a $0.3 million charge related to the recall, of which $0.2 million was related to the costs associated with the return and replacement of product and $0.1 million was related to the disposal and write-off of inventory.

Operating expenses

Operating expenses of $90.9 million in 2010 decreased 3% from $93.7 million in 2009. Operating expenses in 2010 and 2009 include a number of special items which are separately disclosed components within operating expenses in our statement of operations. In 2010, these special items totaled $9.4 million, compared with $10.1 million in 2009, and they are further described below. In addition, selling, general and administrative expenses decreased 3%, and research, development and other technology decreased 1% as compared with the prior year.

Operating expenses represented 77% of total revenue in 2010 as compared with 82% of total revenue in 2009.  Over the past twelve months, our focus on productivity and expense management activities, along with the elimination of certain positions within the Company to streamline operations, have contributed to the reduction in operating expenses as a percentage of revenue as compared with the prior year.

Selling, general and administrative.   Year-over-year fluctuations in selling, general and administrative expenses included:

•
Marketing and selling expenses decreased 1% year-over-year, with decreases in U.S. field sales and marketing costs offset by increases in international sales and marketing, due to an increase in staffing within our international sales organization.

•
General and administrative expenses decreased 7%, with year-over-year decreases in regulatory compliance outside consulting costs partially offset by increases in personnel and other miscellaneous expenses.

Research and development.    Research, development and other technology expenses of approximately $14.9 million in 2010 decreased 1% compared with 2009, and in 2009 and 2010 represented 13% of revenue. We believe research and development investments are critical to increasing our revenue growth rate. As a result, we plan to increase our activities in this area which will likely result in increased research and development investments as a percentage of revenue. Costs included within research, development and other technology expenses are product costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:

•
Product development and related regulatory costs increased approximately $0.2 million compared with 2009 primarily related to an increase in outside consulting costs to support our regulatory affairs activities.

•
Clinical studies expense decreased by approximately $0.6 million due to the conclusion of several studies that were ongoing in the prior year. We expect these costs to increase in 2011 upon initiation of EXCITE ISR, the randomized clinical trial related to the treatment of ISR, which is subject to approval by the FDA and which we anticipate starting in the second quarter.

•	Royalty expenses increased by approximately $0.3 million due to higher sales of products incorporating technology that we license.

Federal investigation legal and accrued indemnification costs.    In the third quarter of 2010, three former employees with whom we have indemnification obligations were indicted on charges related to the subjects of a federal investigation, which significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that our indemnification obligations to these employees will exceed the limits of our insurance coverage. Therefore, at September 30, 2010, we recorded a $6.5 million charge to accrue the low end of our estimate of the range of our contingent liability under the indemnification obligations. We currently estimate that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs would be paid over the course of the court proceedings. We developed the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to our indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. As of December 31, 2010, we have received invoices for such legal fees and related costs of $1.2 million related to the former employees’ defense. See Note 18, “Commitments and Contingencies,” of the consolidated financial statements included in Part IV, Item 15 of this report for further discussion of this matter. In addition, we incurred approximately $0.3 million of legal costs related to the conclusion of the federal investigation in 2010.

Legal and other expenses related to the federal investigation were approximately $2.4 million in 2009.

Federal investigation settlement.    In December 2009, we reached a resolution with the federal government regarding the previously disclosed federal investigation. As part of the resolution, we entered into a Non-Prosecution Agreement with the Department of Justice (DOJ) and we agreed to a forfeiture of $100,000, and the DOJ has agreed not to prosecute the Company in return for compliance with the terms of the agreement. In addition, we entered into a civil Settlement Agreement with the DOJ and the Office of Inspector General (OIG) of the United States Department of Health and Human Services, pursuant to which we settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million, without any admission of wrongdoing by the Company. See further discussion of this matter in Note 18, “Commitments and Contingencies,” of the consolidated financial statements included in Part IV, Item 15 of this report.

Employee termination and lease abandonment costs.   In the third quarter of 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010. Effective November 1, 2010, Mr. Geisenheimer retired from his positions as Chairman, President, and Chief Executive Officer. In connection with Mr. Geisenheimer’s retirement and release of claims, the Company paid to Mr. Geisenheimer a lump sum payment of $0.5 million, equal to one-year’s salary, which represents the amount payable under Mr. Geisenheimer’s Employment Agreement in connection with his termination of employment. In addition, outstanding stock options held by Mr. Geisenheimer covering 140,279 shares of the Company’s common stock became fully vested in accordance with their terms, resulting in non-cash stock compensation expense of $0.4 million. These amounts, along with certain health insurance premiums, were recorded in the three months ended December 31, 2010.

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

 Litigation settlement.    The $1.2 million included in this line item in 2009 represent royalties related to a patent license agreement, which was executed and paid in December 2009.

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

Other income (expense)

Interest income, net. Interest income decreased 46% to $0.2 million in 2010 from $0.4 million in 2009. The decrease in interest income in 2010 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.

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

Loss before income taxes

Pre-tax loss for the year ended December 31, 2010 was $6.8 million, compared with a pre-tax loss of $13.2 million for the year ended December 31, 2009. The current year results included $9.4 million of special items and the prior year results included $10.1 million of special items, in addition to $1.6 million of losses related to our auction rate securities, as described above.

Income tax expense

For the year ended December 31, 2010, we increased to 100% our valuation allowance against our U.S. deferred tax asset. The effect of the valuation allowance adjustment was to increase the Company’s provision for income taxes by $6.1 million for the year ended December 31, 2010. Recent events, primarily the third quarter indictment of former employees, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused us to conclude that we no longer meet the accounting criteria for recognizing a portion of our deferred tax asset. See Note 13, “Income Taxes,” to our consolidated financial statements for further discussion. Income tax expense also included approximately $142,000 comprised of state and foreign income taxes payable for the year ended December 31, 2010.

Net loss

We recorded a net loss for year ended December 31, 2010 of $13.1 million, or $(0.39) per fully diluted share, compared with a net loss of $13.4 million, or $(0.41) per fully diluted share, in 2009.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuation in currency rates during the year ended December 31, 2010 as compared with the prior year caused a decrease in consolidated revenue of $0.5 million and a decrease in consolidated operating expenses of $0.3 million, representing less than a 1% decrease as compared with the prior year.

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2009 and December 31, 2008 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

	For the year ended December 31,
(in thousands, except for percentages and laser placements)	2009	% of rev(1)	2008	% of rev(1)	$ change 2009-2008	% change 2009-2008
Revenue
Disposable products revenue:
Vascular intervention	$61,940	54%	$57,432	55%	$4,508	8%
Lead management	36,782	32	28,898	28	7,884	27
Total disposable products revenue	98,722	86	86,330	83	12,392	14
Service and other revenue	9,327	8	9,043	9	284	3
Laser revenue:
Equipment sales	2,079	2	4,519	4	(2,440)	(54)
Rental fees	4,709	4	4,118	4	591	14
Total laser revenue	6,788	6	8,637	8	(1,849)	(21)
Total revenue	114,837	100	104,010	100	10,827	10
Gross profit	81,697	71	74,621	72	7,076	9
Operating expenses
Selling, general and administrative	68,478	60	61,150	59	7,328	12
Research, development and other technology	15,060	13	13,449	13	1,611	12
Purchased in-process research and development	—	—	3,849	4	(3,849)	nm
Federal investigation settlement	5,000	4	—	—	5,000	nm
Federal investigation legal and other costs	2,362	2	2,450	2	(88)	(4)
Litigation settlement	1,166	1	—	—	1,166	nm
Discontinuation costs-Safe-Cross product line	1,075	1	—	—	1,075	nm
Employee termination and lease abandonment costs	536	—	—	—	536	nm
Total operating expenses	93,677	82	80,898	78	12,779	16
Operating loss	(11,980)	(10)	(6,277)	(6)	(5,703)	91
Other income (expense)
Loss on sale of auction rate securities	(540)	—	—	—	(540)	nm
Other-than-temporary impairment of auction rate securities	(1,100)	(1)	—	—	(1,100)	nm
Interest income	410	—	1,668	2	(1,258)	(75)
Other, net	(37)	—	(52)	—	15	(29)
Loss before income taxes	(13,247)	(12)	(4,661)	(4)	(8,586)	184
Income tax (expense) benefit	(126)	—	706	1	(832)	(118)
Net loss	$(13,373)	(12)%	$(3,955)	(4)%	$(9,418)	238%

Worldwide installed base of laser systems	902		850		52

(1)	Percentage amounts may not add due to rounding.
nm = not meaningful.

Revenue and gross margin

Revenue for the year ended December 31, 2009 was $114.8 million, an increase of 10% as compared with $104.0 million for the year ended December 31, 2008. This increase was mainly attributable to a 14% increase in disposable products revenue, which consists of single-use catheter products, and a 3% increase in service and other revenue, partially offset by a 21% decrease in laser revenue. Our product mix changed slightly year-over-year, with 86% of revenue coming from disposables in 2009 compared with 83% from disposables in 2008. Service and other revenue represented 8% of total revenue in 2009 as compared with 9% of revenue in 2008. Revenue from laser sales and rentals decreased to 6% of total revenue in 2009 from 8% of total revenue in 2008.

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

VI revenue, which includes products used in both the peripheral and coronary vascular systems, grew 8% from 2008 to 2009. The increased VI revenue is due to unit volume increases in addition to price increases. Approximately one-half of the increase was due to price increases implemented at the beginning of 2009. VI sales include three product categories—atherectomy, which decreased 8%; crossing solutions, which increased 28%; and thrombectomy, which increased 97%, all compared with 2008. We believe the decrease in atherectomy product sales is primarily due to the current competitive environment in peripheral atherectomy procedures, particularly those performed below the knee. The increase in thrombectomy was primarily due to the first full year of revenue from the endovascular product lines acquired from Kensey Nash Corporation in May 2008, which totaled $6.1 million in 2009 compared with $3.1 million from May 31 to December 31, 2008.

LM revenue grew 27% in 2009 as compared with 2008. We believe our LM revenue increased primarily as a result of: (1) our expanded sales organization, which was initially established in 2008, (2) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, and (3) expanded guidelines set forth by the Heart Rhythm Society for lead extractions.

Laser revenue was $6.8 million and $8.6 million for 2009 and 2008, respectively. Equipment sales revenue, which is included in laser revenue, decreased 54% from 2008. We sold fourteen laser systems in 2009 (twelve from inventory, two rental conversions) as compared with thirty-two laser systems (twenty-six from inventory, six rental conversions) in the prior year. We believe the decline in laser sales was due primarily to reduced capital budgets at hospitals in light of current economic conditions. Rental revenue increased 14% in 2009 as compared with the prior year. This increase is due primarily to the increase in our installed rental base of laser systems, which increased from 388 at December 31, 2008 to 438 at December 31, 2009, as well as our focus on converting under-performing Cap-Free lasers to straight rentals. Service and other revenue increased 3%, to $9.3 million in 2009 from $9.0 million in 2008, due primarily to our increased installed base of laser systems.

We placed 122 laser systems with new customers during 2009 compared with 145 during the prior year. Of those new laser placements, 70 laser systems were transfers from the existing installed base in 2009 compared with 38 transfers in 2008. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts have resulted in fewer net new placements as compared with year-ago periods, which was anticipated. This brings our worldwide installed base of laser systems to 902 (699 in the U.S.) at December 31, 2009.

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

Gross margin in 2009 was 71.1%, a decrease of less than one percentage point as compared with 71.7% in 2008. The gross margin decline was due primarily to a less favorable margin mix of product revenues within VI disposable product sales. In 2009, as compared with 2008, we experienced growth in our non-laser disposables, including support catheters and thrombectomy products, which carry lower gross margins than our laser based catheters. Additionally, laser margins were lower than in the previous year due primarily to fewer laser sales, which carry higher margins than laser rentals, as compared with the year-ago period.

Operating expenses

Operating expenses of $93.7 million in 2009 increased 16% from $80.9 million in 2008. Operating expenses in 2009 and 2008 include a number of special items which are separately disclosed components within operating expenses in our statement of operations. In 2009, these special items totaled $10.1 million, compared with $6.3 million in 2008, and they are further described below. In addition, selling, general and administrative expenses, and research, development and other technology increased by 12% as compared with the prior year.

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

Research and development.    Research, development and other technology expenses of approximately $15.1 million in 2009 increased 12% compared with 2008. Costs included within research, development and other technology expenses are product costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs are as follows:

•
Personnel-related costs and outside contractor services increased by $0.5 million due primarily to a year-over-year increase in headcount of three employees. These costs include salaries and related taxes, recruiting, and travel costs.

•	Clinical studies expenses decreased approximately $0.9 million 2009 as compared with the prior year, due in part to the timing of completion of certain clinical studies.

•	Product development costs increased by approximately $1.5 million compared with 2008 related to the design of the Turbo-Tandem and other development projects.

•	Royalty expenses increased by approximately $0.5 million due to higher sales of products incorporating technology that we license.

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

Federal investigation settlement.    In December 2009, we reached a resolution with the federal government regarding the previously discussed federal investigation. As part of the resolution, we entered into a Non-Prosecution Agreement with the DOJ and we agreed to a forfeiture of $100,000, and the DOJ has agreed not to prosecute the Company in return for compliance with the terms of the agreement. In addition, we entered into a civil Settlement Agreement with the DOJ and the OIG, pursuant to which we settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million, without any admission of wrongdoing by the Company. See further discussion of this matter in Note 18, “Commitments and Contingencies,” of the consolidated financial statements included in Part IV, Item 15 of this report.

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

Litigation settlement.    The $1.2 million in 2009 represent royalties related to a patent license agreement, which was executed and paid in December 2009.

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

Other income (expense)

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

Interest income. Interest income decreased 75% to $0.4 million in 2009 from $1.7 million in 2008. The decrease in interest income in 2009 is due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.

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

Income tax expense

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

Net loss

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

Income Taxes

At December 31, 2010, we had net operating loss carryforwards for United States federal income tax purposes of approximately $19.2 million. Our ability to use these NOLs in the future may be limited. See Item 1A, “Risk Factors—The amount of our net operating loss carryovers may be limited.” We also have tax loss carryforwards in The Netherlands, which expire in 2012, of approximately $12 million available to offset future taxable income, if any, in the Netherlands. In Germany, we pay income taxes of 30% of our German statutory income.

An alternative minimum tax credit carryforward of approximately $0.3 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, we have net operating loss carryforwards for United States federal income tax purposes of approximately $17.8 million. We also have research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2010 of approximately $2.2 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2025.

At December 31, 2010, we increased to 100% our valuation allowance against our U.S. deferred tax asset. Recent events, primarily the third quarter indictment of former employees, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused us to conclude that we no longer meet the accounting criteria for recognizing a portion of our deferred tax asset. See Note 13, “Income Taxes,” to our consolidated financial statements for further discussion.

Liquidity and Capital Resources

As of December 31, 2010, we had cash, cash equivalents and current investment securities available for sale of $33.7 million, up $14.6 million from December 31, 2009.

As of December 31, 2010, our current investment securities included $3.6 million of auction rate securities (ARS) which we liquidated in the first quarter of 2011 at 90 to 92% of par. At December 31, 2009, our ARS totaled $9.8 million and were classified as long-term investment securities, as we considered them illiquid. See further discussion of our ARS in Note 3, “Investment Securities,” to our consolidated financial statements included in Part IV, Item 15 of this report.

In May 2008, we completed the acquisition of the endovascular business of Kensey Nash Corporation (KNC) for $10.7 million in cash. We agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of December 31, 2010, we have paid $2.5 million of the product development and regulatory milestones. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years subject to completion of product development milestones by KNC and FDA approvals for the ThromCat® device. The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2010, cumulative sales of the acquired products totaled $15.3 million. We expect to make the $6 million payment in late 2011.

In August 2010, three former employees with whom we have indemnification obligations were indicted on charges related to the subjects of a federal investigation. The indictments significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that our indemnification obligations to these employees will exceed the limits of our insurance coverage. Therefore, in the third quarter of 2010, we accrued a $6.5 million charge reflecting the low end of our estimate of the range of our contingent liability under the indemnification obligations. We currently estimate that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs are expected to be paid over the course of the court proceedings.

We believe that our cash and cash equivalents, anticipated funds from operations and other sources of liquidity, including potential borrowings under our revolving line of credit with Wells Fargo Bank, National Association, described below, will be sufficient to meet our liquidity requirements through at least the next twelve months. However, there is no assurance that additional funding will not be needed or sought prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may enter into credit and financing arrangements with one or more independent institutional lenders, sell shares of our common stock or other equity securities, or sell debt securities. There is no assurance that any financing transaction will be available on terms acceptable to us, or at all, or that any financing transaction will not be dilutive to our current stockholders.

       Operating Activities.    For the year ended December 31, 2010, cash provided by operating activities totaled $7.9 million. The primary sources and uses of cash were the following:

(1)
Excluding approximately $20.2 million of non-cash expenses and the $6.0 million of accrued indemnification costs which did not impact cash in 2010, our net loss of $13.1 million yielded $13.1 million of cash from our operating results, prior to changes in our working capital. Non-cash expenses included $10.0 million of depreciation and amortization, $3.0 million of stock-based compensation, $0.2 million of provision for excess and obsolete inventories, $0.9 million of asset impairment charge and $6.1 million of an increase in the valuation allowance against our deferred tax assets.

(2)	The net decrease in operating assets and liabilities of approximately $5.2 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $4.2 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•
A decrease in accounts payable and accrued liabilities (excluding the accrued indemnification costs) of $2.3 million, due primarily to the payment of year-end accrued commissions and bonuses and the timing of vendor payments.

These uses of cash were partially offset by:

•	A decrease in trade accounts receivable of approximately $0.5 million, due primarily to an decrease in days sales outstanding compared to the prior year;

•	A decrease in inventory of approximately $0.2 million, largely in disposables inventory, due primarily to a reduction in days on hand;

•	A decrease in prepaid expenses of $0.6 million, due primarily to a decrease in prepaid insurance.

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

	December 31, 2010	December 31, 2009
Days Sales Outstanding	48	50
Inventory Turns	4.3	4.1

Investing Activities.    For the year ended December 31, 2010, cash provided by investing activities was $2.4 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $6.2 million, offset by capital expenditures of $3.9 million.  In the first quarter of 2010, restricted cash that had previously been held in an escrow fund for a litigation matter had its restriction released, and this cash was invested in a short-term certificate of deposit.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities.    Cash provided by financing activities for the year ended December 31, 2010 was $0.1 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options.

At December 31, 2010, we had no significant debt or capital lease obligations.

Line of Credit

On February 25, 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit (“WFBC”) operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by WFBC.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.

Although we have no immediate plans to access the line of credit, we expect that when utilized, it will be for working capital and general corporate purposes.

The revolving line of credit is secured by a first priority security interest in substantially all of our assets. The Credit Agreement requires us to maintain a minimum of $10.0 million cash and investments at Wells Fargo and requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. We are required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line. If there are borrowings under the revolving line of credit, we will be subject to certain financial covenants including rolling 12-month adjusted EBITDA and minimum book net worth covenants.

The Credit Agreement contains customary events of default, including the failure to make required payments, the failure to comply wither certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreement may be accelerated.
The foregoing description of the Credit Agreement is not complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2011.
As of the date of this report, we had no borrowings under the revolving line of credit.
Capital Resources

During the years ended December 31, 2010 and 2009, we purchased approximately $3.9 million and $3.3 million, respectively, of property and equipment for cash. During 2010 and 2009 we also invested approximately $4.2 million and $5.6 million, respectively, in laser equipment held for rental or loan under our rental and evaluation programs (these amounts are included in cash flows from operating activities). We expect to fund any capital expenditures in 2011 from cash and cash equivalents.

Contractual Obligations

The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under license agreements. The future minimum payments under noncancelable operating leases, purchase obligations and royalty obligations as of December 31, 2010 are as follows (in thousands):

	Total	One Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Leases	$8,336	$1,434	$2,471	$2,331	$2,100
Purchase Obligations	7,285	7,285	—	—	—
Royalty Obligations	7,160	740	1,480	1,480	3,460
Total	$22,781	$9,459	$3,951	$3,811	$5,560

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

Use of Estimates.    We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate our estimates and judgments, including those relating to the carrying amount of our investments in auction rate securities; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; contingencies; indemnification costs and litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Actual results could differ from those estimates, and the carrying values of these assets and liabilities may differ under different assumptions or conditions.

Accrued indemnification costs. As discussed above under “Liquidity and Capital Resources,” in August 2010, three former employees with whom we have indemnification obligations were indicted on charges related to the subjects of a federal investigation. We currently estimate that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial. Therefore, in the third quarter of 2010, we accrued a $6.5 million charge reflecting the low end of our estimate of the range of our contingent liability under indemnification obligations. We developed the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to our indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. Factors that would cause us to determine that the $6.5 million accrual needed to be increased would include, but not be limited to: (i) whether the trial date is extended into 2012; (ii) whether the defendants are granted separate trials; and (iii) the length of an appeals process, if any. As of December 31, 2010, we had received invoices for such legal fees and costs of $1.2 million, of which $0.5 million was paid.

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

In addition to the sale of laser systems, we also offer laser system placement programs, including flat-rate rentals and variable (depending on catheter purchases) rentals for which we invoice the customer and recognize revenue on a monthly or quarterly basis. We also offer a “Cap-Free” program under which the customer does not pay a rental fee, but agrees to a catheter price list that includes a per-unit surcharge. We recognize the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser system each month. Under the laser system placement programs, the laser system is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred.

We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of our worldwide sales in 2010 and 2009. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

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

Inventory reserves.    We calculate an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for our products. We review and update our estimates for excess and obsolete inventory on a quarterly basis. The estimates we use for product demand are consistent with our sales forecasts and are also used for near-term production planning and inventory purchasing. Increases in the inventory reserves result in a corresponding expense which is generally recorded to cost of goods sold. We believe that our estimates for obsolete and excess inventory are reasonable based on facts in existence at the time of estimation. However, other factors, such as future product introductions, the introduction of competing technologies or changes in market demand, may require additional reserves, which could have a material effect on gross margins in any given period.

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

Stock-based compensation.    We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock option awards on the date of grant using either the Black-Scholes options pricing model or a trinomial lattice model, both of which require management’s estimates and assumptions regarding a number of complex and subjective variables including volatility, expected term of the options, and other inputs. In recognizing stock-based compensation expense, we also estimate future forfeitures based on historical forfeiture data. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current and prior periods and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $3.0 million, $2.9 million and $2.8 million, respectively.

Income Taxes.    We account for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. As of December 31, 2010, we have a net deferred tax asset of $0.2 million, which represents the amount related to net operating losses in the Netherlands that we expect to utilize against taxable income in the Netherlands prior to their expiration at the end of 2011. Based primarily on our projections of future taxable income, we believe that it is more likely than not that this net deferred tax asset will be realized, but there can be no assurances that our estimates are accurate or that our assumptions will not change.

Valuation of Purchased In-Process Research and Development (IPRD).    When we acquired the Kensey Nash endovascular product line in the second quarter of 2008, the purchase price was allocated based upon the fair value of tangible assets, IPRD, goodwill and intangible assets in accordance with US GAAP applicable at that time. We recognized $3.8 million of IPRD for the portion of the purchase price allocated to the appraised value of in-process technologies, defined as those technologies relating to products that had not received FDA approval and had no alternative future use. Such valuations require the use of significant estimates. The amount of the purchase price allocated to IPRD was determined by estimating future cash flows of the technology and discounting net cash flows back to present values. We considered, among other things, the project’s stage of completion, complexity of the work completed as of the acquisition date, costs already incurred, projected costs to complete, contribution of core technologies and other acquired assets, expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk. Subsequent to the purchase price allocation, through December 31, 2010, there has been no material change in the status of the project that provided the basis for the value assigned to acquired in-process technology. We have commercialized the next generation ThromCat in Europe and are in the process of determining the FDA regulatory pathway for the next generation ThromCat in the U.S.

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

Valuation of Auction Rate Securities (ARS).    The fair value for our ARS at December 31, 2010 is based on a third-party pricing model and is classified as a Level 3 pricing category in accordance with the accounting rules for fair value measurements. We utilized a discounted cash flow model to estimate the current fair market value for each of the securities we owned as there was little recent activity in the secondary markets in these types of securities. This model used unique inputs for each security including discount rate, interest rate currently being paid and estimated date to liquidation. The discount rates ranged from 3.3% to 8.4%. In order to calculate the discount rate, we estimated the expected yield on an average high grade municipal bond. In our view, high grade municipal bonds are the most closely comparable security to the auction rate securities contained in our portfolio because they have similar credit quality and are government-backed, as is the substantial portion of our ARS portfolio (through the FFELP program). We utilized forecasts for the 3-month LIBOR based on the forecasted data from “Wolters Kluwer-Blue Chip Financial Forecasts,” then estimated the spread between the 3-month LIBOR and a high-grade municipal bond to be 200 basis points, based on current and historical market data. Because we are currently unable to withdraw from the securities, we also added a 100 basis points illiquidity premium to the discount rate.

The estimated liquidation dates used in the valuation analysis were 3 years from December 31, 2009. At December 31, 2009, we also performed a sensitivity analysis in the valuation of our ARS using an estimated date to liquidation of plus or minus one year and a discount rate of plus or minus 50 basis points. The sensitivity analysis with these parameters calculated a valuation ranging from 86% to 96% of par. We believe that our current valuation of 90% of par is a reasonable measure of fair value of the securities. Although we believe our estimates are reasonable based on facts in existence at the time of estimation, these facts and our estimates are subject to change.

New Accounting Pronouncements

In October 2009, an update was made to ASC 605, Revenue Recognition-Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for us beginning January 1, 2011, and can be applied prospectively or retrospectively. The adoption of this accounting guidance will not have a material impact on our consolidated financial statements.

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

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and our cash equivalents, which consist primarily of money market funds, and foreign currency fluctuations. Investment securities are classified as available-for-sale, and consequently, are recorded on the balance sheet at fair value with temporary unrealized gains or losses reported as a separate component in stockholders’ equity, net of applicable taxes. At any time, sharp changes in interest rates can affect the value of our investment portfolio and its interest earnings. Currently, we do not hedge these interest rate exposures.

We held $3.6 million in auction rate securities (ARS), classified as current assets on our balance sheet as of December 31, 2010. In the first quarter of 2011, we sold our remaining ARS positions at 90 to 92% of par.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro. Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, could incur gains or losses. For the year ended December 31, 2010, approximately $0.5 million of decreased revenue and $0.3 million of decreased operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro and other European currencies as compared to the prior year. Accordingly, the net impact of exchange rate fluctuations on consolidated net income for the year ended December 31, 2010 was a decrease in net income of $0.2 million as compared to the prior year.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our principal executive and principal financial officers, or persons performing similar functions, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
        Management of the Company, including our principal executive and principal financial officers, or persons performing similar functions, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
        Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2010. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited the Company's accompanying consolidated financial statements and the Company's internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K.

March 14, 2011	/s/ GUY A. CHILDS
GUY A. CHILDS Chief Financial Officer (principal executive officer and principal financial officer)

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

Audit Committee Financial Expert.    This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

Identification of the Audit Committee.    This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership.    This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

Code of Ethics.    This information is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2011 Annual Meeting of Shareholders.

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

See Exhibit Index immediately following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 14th day of March, 2011.

THE SPECTRANETICS CORPORATION

By:	/s/ GUY A. CHILDS
Guy A. Childs Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ GUY A. CHILDS	Chief Financial Officer (principal financial and accounting officer and principal executive officer)	March 14, 2011
Guy A. Childs

/s/ DAVID G. BLACKBURN	Director	March 14, 2011
David G. Blackburn

/s/ ANNE MELISSA DOWLING	Director	March 14, 2011
Anne Melissa Dowling

/s/ R. JOHN FLETCHER	Director and Chairman of the Board of Directors	March 14, 2011
R. John Fletcher

/s/ WILLIAM C. JENNINGS	Director	March 14, 2011
William C. Jennings

/s/ DANIEL A. PELAK	Director	March 14, 2011
Daniel A. Pelak

/s/ JOSEPH M. RUGGIO, M.D.	Director	March 14, 2011
Joseph M. Ruggio, M.D.

/s/ MARIA SAINZ	Director	March 14, 2011
Maria Sainz

/s/ CRAIG M. WALKER, M.D.	Director	March 14, 2011
Craig M. Walker, M.D.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Spectranetics Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule II for the years ended December 31, 2010, 2009, and 2008. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

To the Stockholders and Board of Directors of
The Spectranetics Corporation
Page Two

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and Subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule II for the years ended December 31, 2010, 2009, and 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, The Spectranetics Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 14, 2011
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$29,335	$19,010
Restricted cash	—	817
Investment securities available for sale	4,327	43
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $790 and $948, respectively	15,664	16,328
Inventories, net	8,054	8,462
Deferred income taxes, current portion, net	163	1,406
Prepaid expenses and other current assets	1,568	2,054
Total current assets	59,111	48,120
Property and equipment, net	28,669	31,475
Long-term investment securities available for sale	—	9,800
Deferred income taxes, non-current portion, net	—	5,079
Goodwill	5,569	5,569
Other intangible assets, net	300	586
Other assets	46	54
Total assets	$93,695	$100,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,392	$1,514
Accrued liabilities	14,916	11,291
Deferred revenue	2,291	2,357
Total current liabilities	18,599	15,162
Accrued liabilities, net of current portion	598	593
Total liabilities	19,197	15,755
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 33,190,732 and 33,064,217 shares, respectively	33	33
Additional paid-in capital	171,890	168,792
Accumulated other comprehensive income (loss)	(445)	20
Accumulated deficit	(96,980)	(83,917)
Total shareholders’ equity	74,498	84,928
Total liabilities and shareholders’ equity	$93,695	$100,683

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands, except share and per share amounts)
Revenue	$117,917	$114,837	$104,010
Cost of products sold	34,031	33,140	29,389
Gross profit	83,886	81,697	74,621
Operating expenses:
Selling, general and administrative	66,665	68,478	61,150
Research, development and other technology	14,900	15,060	13,449
Federal investigation legal and accrued indemnification costs	6,798	2,362	2,450
Federal investigation settlement	—	5,000	—
Employee termination and lease abandonment costs	1,630	536	—
Asset impairment charge	939	—	—
Litigation settlement	—	1,166	—
Discontinuation costs—Safe-Cross® product line	—	1,075	—
Purchased in-process research and development	—	—	3,849
Total operating expenses	90,932	93,677	80,898
Operating loss	(7,046)	(11,980)	(6,277)
Other income (expense):
Interest income, net	223	410	1,668
Loss on sale of auction rate securities	—	(540)	—
Other-than-temporary impairment of auction rate securities	—	(1,100)	—
Other, net	(8)	(37)	(52)
Total other income (expense)	215	(1,267)	1,616
Loss before income taxes	(6,831)	(13,247)	(4,661)
Income tax (expense) benefit	(6,232)	(126)	706
Net loss	$(13,063)	$(13,373)	$(3,955)
Loss per share:
Net loss per share, basic	$(0.39)	$(0.41)	$(0.12)
Net loss per share, diluted	$(0.39)	$(0.41)	$(0.12)
Weighted average shares outstanding:
Basic	33,091,262	32,529,388	31,825,722
Diluted	33,091,262	32,529,388	31,825,722

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2010, 2009 and 2008

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Total Shareholders' Equity
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2007	31,416,877	$31	$157,851	$(66,589)	$512	$91,805
Components of comprehensive loss:
Net loss	—	—	—	(3,955)	—	(3,955)
Unrealized loss on auction rate securities	—	—	—	—	(2,130)	(2,130)
Unrealized gain on short term investment securities	—	—	—	—	21	21
Foreign currency translation adjustment	—	—	—	—	(558)	(558)
Comprehensive loss						(6,622)
Exercise of stock options	489,248	1	2,392	—	—	2,393
Shares purchased under employee stock purchase plan	130,775	—	640	—	—	640
Paid in capital from stock-based compensation expense	—	—	2,768	—	—	2,768
Balances at December 31, 2008	32,036,900	32	163,651	(70,544)	(2,155)	90,984
Components of comprehensive loss:
Net loss	—	—	—	(13,373)	—	(13,373)
Reversal of unrealized loss on auction rate securities	—	—	—	—	2,130	2,130
Unrealized loss on short term investment securities	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	67	67
Comprehensive loss						(11,198)
Exercise of stock options	912,583	1	2,144	—	—	2,145
Shares purchased under employee stock purchase plan	54,734	—	121	—	—	121
Issuance of restricted stock awards	60,000	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,876	—	—	2,876
Balances at December 31, 2009	33,064,217	33	168,792	(83,917)	20	84,928
Components of comprehensive loss:
Net loss	—	—	—	(13,063)	—	(13,063)
Unrealized loss on short term investment securities	—	—	—	—	(43)	(43)
Foreign currency translation adjustment	—	—	—	—	(422)	(422)
Comprehensive loss	—	—	—	—	—	(13,528)
Exercise of stock options	72,515	—	130	—	—	130
Issuance of restricted stock awards	54,000	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,968	—	—	2,968
Balances at December 31, 2010	33,190,732	$33	$171,890	$(96,980)	$(445)	$74,498

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,063)	$(13,373)	$(3,955)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,963	9,872	7,383
Stock-based compensation expense	2,968	2,876	2,768
Provision for excess and obsolete inventories	238	314	87
Deferred income taxes	6,090	—	(1,034)
Accrued indemnification costs	6,012	—	—
Asset impairment charge	939	—	—
Discontinuation costs—Safe-Cross product line, non-cash portion	—	750	—
Loss on sale of auction rate securities	—	540	—
Other-than-temporary impairment of auction rate securities	—	1,100	—
In-process research and development	—	—	3,849
Changes in operating assets and liabilities:
Trade accounts receivable, net	478	(699)	(878)
Inventories	229	(692)	(1,964)
Equipment held for rental or loan, net	(4,226)	(5,645)	(7,715)
Prepaid expenses and other current assets	607	2	(115)
Other assets	17	(17)	—
Accounts payable and accrued liabilities	(2,293)	(243)	594
Deferred revenue	(53)	(176)	(117)
Net cash provided by (used in) operating activities	7,906	(5,391)	(1,097)
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	6,222	10,560	13,335
Purchases of investment securities	(760)	—	(19,000)
Capital expenditures	(3,877)	(3,302)	(5,133)
Purchase of certain Kensey Nash assets	—	—	(10,652)
Additional purchase price—Kensey Nash milestone payments	—	(1,500)	(1,000)
Purchase of other intangible assets	—	(205)	—
Decrease (increase) in restricted cash	817	533	—
Net cash provided by (used in) investing activities	2,402	6,086	(22,450)
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	130	2,266	3,033
Net cash provided by financing activities	130	2,266	3,033
Effect of exchange rate changes on cash	(113)	(64)	(30)
Net increase (decrease) in cash and cash equivalents	10,325	2,897	(20,544)
Cash and cash equivalents at beginning of year	19,010	16,113	36,657
Cash and cash equivalents at end of year	$29,335	$19,010	$16,113
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$12	$12	$—
Cash paid during the year for income taxes	$187	$183	$433

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization, Nature of Business, and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly owned subsidiary, Spectranetics International, B.V. and its wholly owned subsidiary, Spectranetics Deutschland GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company’s primary business is the design, manufacture, and marketing of single use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with the Company’s proprietary excimer laser system, the CVX-300®.

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

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $26.2 million and $12.6 million at December 31, 2010 and 2009, respectively, consist primarily of money market accounts stated at cost. At times the Company maintains deposits in financial institutions in excess of federally insured limits.

(d) Restricted Cash

Restricted cash as of December 31, 2009 consisted primarily of an escrow fund related to certain litigation, which was resolved in 2010.

(e) Financial Instruments

At December 31, 2010 and 2009, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.

(f) Investment Securities

Investment securities at December 31, 2010 and 2009 were classified as available-for-sale and, accordingly, are carried at fair value. The difference between cost and fair value, when deemed to be temporary, is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). The Company’s current investment securities as of December 31, 2010 are comprised of certificates of deposit, which have contractual maturities that range from one to twelve months, and auction rate securities backed

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

by student loans. Through the third quarter 2010, the Company’s auction rate securities were classified as long-term securities because of their lack of liquidity. At December 31, 2010, the Company held two remaining auction rate securities positions, both of which were sold in early 2011. The Company has therefore classified these remaining positions as current at December 31, 2010.

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

(g) Trade Accounts Receivable

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

(h) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company calculates an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense which generally is recorded to cost of goods sold.

(i) Property and Equipment

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

(j) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment annually, or whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets, which

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

consist primarily of patents, are amortized using the straight-line method over periods which currently range from 4 to 6 years. The Company conducts its annual impairment test on December 31 of each year.

See further discussion of goodwill and other intangible assets in Note 6 below.

(k) Long-Lived Assets

The Company accounts for long-lived assets in accordance with applicable US GAAP, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment at least annually and whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. In 2009, the Company wrote-off certain long-lived assets related to the Safe-Cross® product line, which was discontinued; see further discussion of this product line discontinuation in Note 2 below. In 2010, the Company wrote off a capital project in process which is now no longer expected to be completed and utilized, due to a recent EPA ruling which effectively limited the useful life of the asset.

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

The Company accounts for service provided during the one-year warranty or service contract period as a separate unit of accounting in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty or service contract period and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally includes delivery and installation of the laser system. Revenue recognized associated with service performed during the warranty period totaled $0.2 million, $0.5 million and $0.6 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

The Company offers four laser system placement programs, which are described below, in addition to the sale of laser systems:

Straight rental program. The Company offers a straight monthly rental program and there are a certain number of hospitals that pay rent of $3,000 to $5,000 per month under this program. Rental revenue is invoiced and recognized on a monthly or quarterly basis. As of December 31, 2010, 137 laser systems were in place under the straight rental program as compared to 122 at December 31, 2009.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Volume Based rental programs. Rental revenue under these programs varies on a sliding scale depending on the customer’s catheter purchases (either unit or dollar volume) each month. Rental revenue is invoiced and recognized on a monthly or quarterly basis. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2010, 103 laser systems were in place under the Volume Based programs as compared to 80 at December 31, 2009.

Cap-Free rental program. Under this program, the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the laser system returned should the minimum purchases not be made. The Company recognizes the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser system for the month. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2010, 216 laser systems were in place under the Cap-Free program, as compared to 236 at December 31, 2009.

Evaluation program. The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of our products and their capabilities, and no revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser system is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2010, 97 laser systems were in place under the evaluation program as compared to 93 at December 31, 2009.

The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of the Company’s worldwide sales in 2010. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company’s international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and does not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

guidance focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.

Companies must estimate the fair value of stock options on the date of grant using an option-pricing model. The Company generally estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. For certain 2008 options, which contained vesting provisions that included a share price trigger, the Company estimated the fair value of the options using a trinomial lattice model. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. See further discussion and disclosures in Note 9.

(o) Research and Development

Research and development costs are expensed as incurred and totaled $10.2 million, $10.0 million and $8.1 million for the years ended December 31, 2010, 2009, and 2008, respectively. In 2008, the Company also expensed $3.8 million of in-process research and development purchased as part of the Kensey Nash acquisition (see further discussion in Note 2). The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration and other foreign governing bodies to market new applications for its technology. Costs associated with these clinical trials totaled $1.8 million, $2.5 million and $3.3 million, during the years ended December 31, 2010, 2009, and 2008, respectively. Research and development costs also include royalty expenses that we pay to license certain intellectual property incorporated in our products; these amounts totaled $2.8 million, 2.5 million and 2.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

(q) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $0.3 million, $0.6 million and $0.8 million were expensed in 2010, 2009, and 2008, respectively.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

(s) Recent Accounting Pronouncements

In October 2009, an update was made to ASC 605, Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011, and can be applied prospectively or retrospectively. The adoption of this guidance will not have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 2 — BUSINESS COMBINATION

In May 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $10.7 million in cash, including acquisition costs of $0.7 million. The acquired products consisted of (1) QuickCat™, an aspiration catheter used in the treatment of coronary and peripheral thrombus; (2) ThromCat®, a thrombectomy catheter system designed to remove more organized thrombus or blood clots from a patient; and (3) Safe-Cross®, a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise be untreatable. The primary reason for the acquisition of these product lines was to leverage the Company’s existing sales organization while extending its product offering in the area of thrombus management. The operating results related to these products have been included in the Company’s consolidated financial statements from the date of acquisition.

At the date of acquisition, the Company immediately charged $3.8 million to expense, representing purchased IPRD related to a development project (for the next-generation ThromCat, with a fixed core) that had not yet reached technological feasibility and had, in management’s opinion, no alternative future use. The assigned value was determined by estimating the costs to develop the acquired in-process technologies into commercially viable products, estimating the net cash flows from such projects, and discounting the net cash flows back to their present value. We have commercialized the next generation ThromCat in Europe and are in the process of determining the FDA regulatory pathway for the next generation ThromCat in the U.S.

Under the terms of the agreements between the two companies, the Company agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of December 31, 2010, the Company has paid $2.5 million of the product development and regulatory

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

milestones. These payments were recorded as additional goodwill. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device. The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2010, cumulative sales of the acquired products totaled $15.3 million. The Company expects to make the $6 million payment in late 2011.

In the third quarter of 2009, the Company discontinued further development and sales of the Safe-Cross product line. This decision was based primarily on the results of physician preference testing of the Safe-Cross TLX, a next-generation version of the Safe-Cross system. As a result of the decision to discontinue the Safe-Cross product line, the Company identified assets on its balance sheet which had no alternative use and no salvage value and were therefore written off. The Company also identified potential contractual liabilities to KNC which were accrued for as part of the discontinuation. All of the assets identified were included in the U.S. Medical segment. The Company recorded a charge of $1.1 million in the third quarter of 2009, included in operating expense, which included a patent impairment charge in the amount of $0.2 million, impairment of long-lived assets in the amount of $0.4 million, inventory write-offs of $0.2 million and an amount in consideration of estimated remaining obligations to KNC and customers of $0.3 million.

NOTE 3 — INVESTMENT SECURITIES

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

The following table represents the fair value measurement of the Company’s investments using each of the valuation approaches as applied to each class of security (in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction Rate Securities	$3,566	$—	$—	$3,566
Certificates of Deposit	761	761	—	—
Total	$4,327	$761	$—	$3,566

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2010, the Company had sold four of its six ARS positions, representing $12.2 million par value, at 90% to 92% of par. The Company had also received redemptions at par totaling $1.9 million. In the first quarter of 2011, the Company sold the two remaining securities, representing $4 million par value, at 90% to 92% of par. Due to the sale in the first quarter of 2011 of the remaining ARS positions, the balance of the Company’s auction rate securities was classified as a current asset at December 31, 2010.

The fair value of the Company’s ARS at December 31, 2010 is based on a pricing model prepared by an independent consultant and is classified as a Level 3 pricing category. The Company utilized a discounted cash flow model to estimate the current fair market value for each of the securities it owns.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities
Beginning balance at January 1, 2010	$9,800
Transfers in to Level 3	—
Total realized/unrealized losses
Realized losses: included in earnings	(12)
Other-than-temporary impairment: included in earnings	—
Reversal of unrealized losses included in other comprehensive income	—
Redemptions by issuers (at par)	(750)
Sales	(5,472)
Ending balance at December 31, 2010	$3,566
The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2010	$—

All realized gains or losses related to financial instruments whose fair value is determined based on Level 3 inputs are included in other income. As of December 31, 2010, the Company had no unrealized losses that were the result of a temporary impairment.

At December 31, 2010 and 2009, the Company’s total unrealized losses on investment securities totaled $0.4 million and $1.1 million, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 4 — INVENTORIES

Inventories consisted of the following (in thousands):

	December 31
	2010	2009
Raw materials	$2,576	$2,676
Work in process	1,870	1,825
Finished goods	4,387	4,341
Less: inventory reserve	(779)	(380)
	$8,054	$8,462

The increase in the inventory reserve from December 31, 2009 to December 31, 2010 was primarily due to a $0.2 million reserve for inventory related to the Company’s QuickCat™ product which was subject to a voluntary recall in July 2010.  Additional provisions for excess inventory were also recorded for specific raw materials and finished goods based on the Company’s quarterly analysis of quantities on hand to recent sales activity.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31
	2010	2009
Equipment held for rental or loan	$35,002	$32,703
Manufacturing equipment and computers	19,973	18,158
Leasehold improvements	4,452	4,253
Furniture and fixtures	1,674	1,558
Building and improvements	1,245	1,264
Land	270	270
Less: accumulated depreciation and amortization	(33,947)	(26,731)
	$28,669	$31,475

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $9.0 million and $6.7 million, respectively. In addition, software amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.6 million and $0.5 million, respectively.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.    As discussed in Note 2 above, on May 30, 2008 the Company acquired the endovascular product lines of KNC for approximately $10.7 million. The aggregate purchase price was allocated to the tangible and intangible assets acquired, IPRD and goodwill. Goodwill was allocated to the two reporting segments, U.S. Medical and International Medical, based on the percentage of revenues earned in 2007, the year preceding the acquisition. The amount of goodwill related to the Kensey Nash acquisition at December 31, 2010 and 2009 was approximately $5.3 million.

Intangible Assets.    Acquired intangible assets as of the year ended December 31, 2010 and 2009, consisted of the following (in thousands):

		December 31, 2010			December 31, 2009
	Weighted average useful life (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Patents	5	$4,273	$(4,042)	$231	4,273	$(3,923)	$350
Customer Relationships	3	500	(431)	69	500	(264)	236
Intangible assets, net		$4,773	$(4,473)	$300	4,773	$(4,187)	$586

Aggregate amortization expense for amortizing intangible assets was $286,000, $295,000 and $193,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for intangible assets subject to amortization for each of the next three years is as follows (in thousands):

2011	$189
2012	91
2013	20
Total	$300

The Company evaluates goodwill and other intangible assets for impairment at least annually. At December 31, 2010 the Company performed an impairment test of its goodwill and determined that the fair values of the reporting units carrying the goodwill were greater than their carrying values. The fair values of the reporting units were estimated using the average of the closing market price of the Company’s common stock at December 31, 2010. The Company also evaluated its intangible assets for impairment and concluded that no impairment had occurred as of December 31, 2010.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31
	2010	2009
Accrued indemnification costs	$5,304	$—
Accrued payroll and employee related expenses	5,082	6,389
Accrued legal costs incurred	938	257
Accrued royalty expense	826	821
Deferred rent	561	494
Accrued sales and value added taxes	531	823
Employee stock purchase plan liability	326	—
Accrued clinical study expense	193	216
Other accrued expenses	1,753	2,884
Total accrued liabilities	15,514	11,884
Less: long-term portion	(598)	(593)
Accrued liabilities: current portion	$14,916	$11,291

Accrued indemnification costs at December 31, 2010 represent the Company’s future estimate of such costs that have yet to be incurred. Accrued legal costs incurred includes indemnification costs that have been incurred but were unpaid as of December 31, 2010. See further discussion of these costs in Note 18.

NOTE 8 — DEFERRED REVENUE

Deferred revenue was $2.3 million and $2.4 million at December 31, 2010 and 2009, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to our customers during the warranty period after the sale of equipment.

NOTE 9 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

At December 31, 2010 and 2009, the Company had two stock-based compensation plans and a 401(k) plan which are described below.

(a) Stock Option Plan

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 2010 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. Restricted stock units granted to certain officers of the Company generally vest over four years. At December 31, 2010, there were 1,154,000 shares available for future issuance under these plans.  The Company’s policy is to issue new shares upon the exercise of stock options and the vesting of restricted stock units.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Following a comprehensive review of the Company’s compensation programs in 2010, an annual equity grant program with the primary goal of employee retention was initiated.  Pursuant to this annual equity grant program, on June 1, 2010, options to purchase 602,875 shares of common stock and 60,000 restricted stock units were issued to certain of the Company’s officers and employees.

In November and December 2008, the compensation committee of the Board of Directors of the Company approved the issuance of options to purchase 1.8 million shares of common stock to certain of the Company’s officers and employees with an exercise price equal to the market price of the Company’s common stock on the grant date. Of these stock options, 1.4 million are subject to a market condition performance target, which will be achieved if and when the average of the closing market prices of the Company’s common stock equals or exceeds $9.00 per share for a period of ten consecutive trading days. The number of shares authorized under the Company’s stock option plans was insufficient to cover 1.2 million of these stock options, and therefore those options were subject to shareholder approval of the Sixth Amendment (“Sixth Amendment”) to the 2006 Incentive Award Plan (the “Plan”), which was obtained at the Company’s Annual Meeting of Stockholders on June 10, 2009. The Sixth Amendment, among other things, increased by 1.4 million shares the authorized number of shares of common stock issuable under the Plan.

Because the options were subject to shareholder approval of the Sixth Amendment, they were not deemed to be granted for accounting purposes and no compensation cost was recognized prior to shareholder approval. Once shareholder approval was obtained, the Company began recording compensation cost associated with these options effective June 10, 2009.

Valuation and Expense Information

Stock-based compensation expense recognized for the twelve months ended December 31, 2010, 2009 and 2008 was $3.0 million, $2.9 million and $2.8 million, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2009 and 2010, (3) restricted stock units issued to certain of the Company’s officers in 2010, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. In 2010, stock-based compensation expense also included $0.4 million related to the accelerated vesting of certain of Mr. Geisenheimer’s options in accordance with his employment agreement (see Note 17). Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation costs for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the years ended December 31, 2010, 2009 and 2008 was $0.1 million, $2.3 million and $3.0 million, respectively. An income tax benefit of $0.08 million, $0.9 million and $0.8 million related to the exercise of stock options during 2010, 2009 and 2008, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008 using the Black-Scholes pricing model:

	Twelve Months Ended December 31,
	2010	2009	2008
Expected life (years)	5.98	5.97	5.98
Risk-free interest rate	1.79%	2.28%	2.32%
Expected volatility	66.20%	72.73%	65.72%
Expected dividend yield	None	None	None
Weighted average grant date fair value of options granted during the year	$3.46	$3.04	$4.11

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes stock option activity during the twelve months ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2010	3,825,688	$5.10
Granted	701,375	5.73
Exercised	(82,208)	2.31
Canceled	(459,552)	5.12
Options outstanding at December 31, 2010	3,985,303	$5.26	6.24	$4,945,504
Options exercisable at December 31, 2010	1,938,400	$6.42	3.95	$1,995,354

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.16 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as December 31, 2010 was approximately 0.9 million. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $2.5 million and $2.7 million, respectively.

The following table summarizes restricted stock award activity during the twelve months ended December 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2010	$50,000	$4.15
Awarded	54,000	5.04
Vested	(50,000)	4.15
Forfeited	—	—
Awards outstanding at December 31, 2010	$54,000	$5.04

The following table summarizes restricted stock unit activity during the twelve months ended December 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at January 1, 2010	—	$—
Awarded	60,000	5.76
Vested/Released	—	—
Units outstanding at December 31, 2010	60,000	$5.76

As of December 31, 2010 there was $3.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 16.21% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.9 years.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(b) Stock Purchase Plan

The Company maintained an employee stock purchase plan (ESPP) through December 31, 2008 which provided for the sale of up to 1,350,000 shares of common stock. The plan provided eligible employees the opportunity to acquire common stock in accordance with Section 423 of the Internal Revenue Code of 1986. Stock could be purchased each six-month period per year (twice per year). The purchase price was equal to 85% of the lower of the price at the beginning or the end of the respective six-month period. Shares issued under the plan totaled 130,775 in 2008. In 2008, the number of shares authorized under the ESPP were exhausted and, in January 2009, the Company issued the final 54,734 shares for the July-December 2008 offering period. As of December 31, 2008, the Company indefinitely suspended the ESPP, and no further shares were issued in 2009.

In June 2010, shareholders approved the Spectranetics Corporation 2010 Employee Stock Purchase Plan (2010 ESPP).  The 2010 ESPP provides for the sale of up to 300,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the 2010 ESPP will be restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period, starting July 1, 2010, and the ultimate purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The 2010 ESPP is compensatory for financial reporting purposes.

The fair value of the July offering under the 2010 ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the 2010 ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the 2010 ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the twelve months ended December 31, 2010, the Company recognized $95,448 of compensation expense related to its 2010 ESPP.

(c) 401(k) Plan

The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued and paid contributions of $0.7 million, $0.5 million and $0.3 million to the plan in 2010, 2009, and 2008, respectively. In 2008, the Company contributions were based on a match of 25% of the first 4% of each employee’s contribution and an additional Company discretionary match. Starting in 2009, the Company increased the employer match to 50% of the first 6% of each employee’s contribution and discontinued the discretionary match.

NOTE 10 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic earnings per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options using the treasury stock method.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2010, 2009 and 2008 as shares issuable upon the exercise of stock options and the vesting of restricted stock awards and units were anti-dilutive as a result of the net losses incurred for those periods. As a result, all of the stock options, restricted stock awards and units outstanding to purchase 4.0 million, 4.1 million and 3.6 million weighted average shares at December 31, 2010, 2009 and 2008, respectively, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	2010	2009	2008
	(In thousands, except per share amounts)
Net loss	$(13,063)	$(13,373)	$(3,955)
Common shares outstanding:
Historical common shares outstanding at beginning of year	33,064	32,037	31,417
Weighted average common shares issued	27	492	409
Weighted average common shares outstanding-basic	33,091	32,529	31,826
Effect of dilution from stock options	—	—	—
Weighted average common shares outstanding-diluted	33,091	32,529	31,826
Net loss per share, basic	$(0.39)	$(0.41)	$(0.12)
Net loss per share, diluted	(0.39)	(0.41)	(0.12)

NOTE 11 — COMPREHENSIVE LOSS

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities. The difference between net loss and comprehensive loss for the years ending December 31, 2010, 2009 and 2008 is as follows (in thousands):

	2010	2009	2008
	(In thousands)
Net loss	$(13,063)	$(13,373)	$(3,955)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(422)	67	(558)
Reversal of unrealized loss (unrealized loss) on auction rate securities	—	2,130	(2,130)
Unrealized (loss) gain on short term investment securities	(43)	(22)	21
Comprehensive loss, net of tax	$(13,528)	$(11,198)	$(6,622)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation (loss) gain	Unrealized gain (loss) on investment securities	Accumulated Other Comprehensive (Loss) Gain
Balance, December 31, 2009	$(23)	$43	$20
Current period change	(422)	(43)	(465)
Ending balance, December 31, 2010	$(445)	$—	$(445)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 12 — LEASES

The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017.

The future minimum payments under noncancelable operating leases as of December 31, 2010, are as follows:

Operating Leases
(In thousands)
Years ending December 31:
2011	$1,434
2012	1,297
2013	1,174
2014	1,160
2015 and beyond	3,271
Total minimum lease payments	$8,336

Rent expense under operating leases totaled approximately $1.9 million, $2.0 million and $1.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

In December 2006, the Company entered into a ten-year lease agreement for a 75,000 square foot building in northern Colorado Springs. The original lease term will expire in April 2017. Provided the Company is not in default of any lease term, the Company has the option to extend the lease for two additional periods of five years each. The annual base rent is approximately $1.0 million per year, subject to annual increases of 3-4% each year.

NOTE 13 — INCOME TAXES
The sources of loss before income taxes are as follows (in thousands):

	2010	2009	2008
United States	$(7,850)	$(15,182)	$(5,716)
Foreign	1,019	1,935	1,055
Loss before income taxes	$(6,831)	$(13,247)	$(4,661)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

 Income tax (benefit) expense attributable to loss before income taxes consists of the following (in thousands):

	2010	2009	2008
Current:
Federal	$—	$—	$3
State	105	90	307
Foreign	37	36	18
	142	126	328
Deferred:
Federal	4,445	858	(1,196)
State	505	212	(155)
Foreign	1,140	(1,070)	317
	6,090	—	(1,034)
Income tax expense (benefit)	$6,232	$126	$(706)

During the quarter ended September 30, 2010, the Company performed its quarterly assessment of its net deferred tax assets. Due to recent events, primarily related to the $6.5 million accrued indemnification costs for former officers, the Company no longer meets the more likely than not critera for realizing a substantial portion of its deferred tax asset. Therefore the Company recorded a full valuation allowance against its U.S. deferred tax asset resulting in a tax provision of approximately $6.2 million on its loss before taxes of approximately $7.8 million. Income tax expense includes approximately $142,000 comprised of state and foreign income taxes payable. The Company has a foreign deferred tax asset of $163,000 related to net operating losses that the Company expects to utilize prior to their expiration at the end of 2011.

Income tax expense (benefit) attributable to loss before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands):

	2010	2009	2008
Computed expected tax expense (benefit)	$(2,323)	$(4,504)	$(1,585)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(301)	(578)	(13)
Nondeductible stock compensation expense related to incentive stock options	449	600	584
Nondeductible expenses & municipal interest	186	259	350
Change in valuation allowance	8,571	4,426	—
Impact of change in income tax rates on deferred tax rates	—	—	719
Impact of change in income tax rates on valuation allowance	—	—	(719)
Foreign operations	(94)	(77)	(42)
Research and development credits	(256)	—	—
Income tax expense (benefit)	$6,232	$126	$(706)
In addition to an $8.6 million increase in the valuation allowance as reflected in the previous table, certain other adjustments were made to the valuation allowance during the year, due to expiring net operating losses and other adjustments to our gross deferred tax asset.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows (in thousands):

	2010	2009
Current
Net operating loss carryforwards-U.S. and related states	$—	$1,438
Foreign net operating loss carryforwards	163	570
Accrued liabilities, not deducted until paid for tax purposes	725	828
Deferred revenue, due to deferral for financial reporting purposes	821	798
Alternative minimum tax credit	—	165
Inventories, principally due to accrual for obsolescence for financial reporting purposes, net of additional costs inventoried for tax purposes	313	107
Unrealized loss on investments	147	—
	2,169	3,906
Less valuation allowance	(2,006)	(2,500)
Total deferred income taxes, current portion, net	163	1,406

Noncurrent
Net operating loss carryforwards-U.S. and related states	5,349	5,445
Foreign net operating loss carryforwards	2,915	3,358
Equipment, primarily due to differences in cost basis and depreciation methods	1,139	2,064
Stock compensation expense related to nonqualified stock options	2,579	1,971
Research and experimentation tax credit	1,873	1,566
Other-than-temporary impairment of auction rate securities	—	422
Alternative minimum tax credit	298	298
Accrued liabilities, not deducted until paid for tax purposes	2,253	190
	16,406	15,314
Less valuation allowance	(16,406)	(10,235)
Total deferred income taxes, noncurrent portion, net	—	5,079
Total net deferred tax assets	$163	$6,485

An income tax benefit of $0.08 million, $0.9 million and $0.8 million related to the exercise of stock options during 2010, 2009 and 2008, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

As of December 31, 2010, the Company has unrestricted United States federal net operating loss carryforwards of approximately $19.2 million to reduce future taxable income which expire primarily from 2018 through 2030.

The Company also has tax loss carryforwards in the Netherlands, which are expected to expire by 2012, of approximately $12 million U.S. dollars available to offset future taxable income, if any, in the Netherlands. The amount of tax loss carryforwards has been reduced from amounts previously recorded after a settlement was reached with the Netherlands taxing authority.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

An alternative minimum tax credit carryforward of approximately $0.3 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $17.8 million.

The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2010 of approximately $2.2 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2025.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. Based upon recent events the Company no longer meets the more likely than not critera for realizing a substantial portion of its deferred tax asset and has recorded a full valuation allowance against its U.S. deferred tax assets.

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

As of January 1, 2010, the Company classified approximately $0.4 million of its credit carryforwards as uncertain and this amount is reported as a reduction of the Company’s deferred tax asset. In 2010, this amount has been adjusted by approximately $0.05 million due to expiring credits that are no longer subject to the uncertain tax position. A reconciliation of the beginning and ending amounts of unrecognized tax liability is as follows:

Unrecognized Tax Liability
(in thousands)
Balance at January 1, 2010	$433
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(48)
Settlements	—
Balance at December 31, 2010	$385

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the U.S., in the Netherlands and in Germany. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 14 — CONCENTRATIONS OF CREDIT RISK

The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2010.

The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

NOTE 15 — SEGMENT AND GEOGRAPHIC REPORTING

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

(a) U.S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At December 31, 2010, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2010, 2009, and 2008, cost allocations of these functions to International Medical have not been performed, since International Medical operates primarily as a distributor of Spectranetics products.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $4.2 million, $5.5 million and $4.0 million for the years ended December 31, 2010, 2009, and 2008, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2010	2009	2008
Revenue:
U.S. Medical:
Disposable Products:
Vascular Interventions	$52,737	$53,987	$52,012
Lead Management	34,333	30,003	23,835
Service and other, net of provision for sales returns	8,215	8,058	7,989
Equipment	5,723	4,872	6,440
Subtotal	101,008	96,920	90,276
International Medical:
Disposable Products:
Vascular Interventions	7,487	7,953	5,420
Lead Management	6,829	6,779	5,062
Service and other, net of provision for sales returns	1,165	1,269	1,055
Equipment	1,428	1,916	2,197
Subtotal	16,909	17,917	13,734
Total revenue	$117,917	$114,837	$104,010

	U.S. Medical	International Medical	Total
2010
Interest income	$232	$3	$235
Interest expense	(12)	—	(12)
Depreciation and amortization expense	9,009	954	9,963
Income tax expense	(5,055)	(1,177)	(6,232)
Segment operating (loss) income	(9,362)	2,316	(7,046)
Segment net (loss) income	(14,209)	1,146	(13,063)
Capital expenditures	3,664	213	3,877
Segment assets	$83,262	$10,433	$93,695

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	U.S. Medical	International Medical	Total
2009
Interest income	$437	$15	$452
Interest expense	25	17	42
Depreciation and amortization expense	8,993	879	9,872
Income tax expense	(90)	(36)	(126)
Segment operating (loss) income	(15,217)	3,237	(11,980)
Segment net (loss) income	(15,978)	2,605	(13,373)
Capital expenditures	3,225	77	3,302
Segment assets	$88,883	$11,800	$100,683

	U.S. Medical	International Medical	Total
2008
Interest income	$1,660	$8	$1,668
Interest expense	—	52	52
Depreciation and amortization expense	6,911	472	7,383
Income tax benefit (expense)	1,023	(317)	706
Segment operating (loss) income	(8,303)	2,026	(6,277)
Segment net (loss) income	(5,620)	1,665	(3,955)
Capital expenditures	5,000	133	5,133
Segment assets	$96,314	$10,782	$107,096

In 2010, 2009, and 2008, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2010, 2009, or 2008. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $4.5 million and $4.7 million as of December 31, 2010 and 2009, respectively.

NOTE 16 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010, 2009 and 2008, the Company paid $111,000, $116,000, and $117,000, respectively, to a director of the Company under an agreement whereby the director provided training services to outside physicians on behalf of the Company. As of December 31, 2010 and 2009, the Company owed $26,000 and $32,000, respectively, to this director under the consulting agreement.

During the year ended December 31, 2007, the Company purchased a patent from a director of the Company in the amount of $150,000, which includes provisions for royalties to be paid to the director based on the sales of the Company’s products that use inventions covered by the patent. During the years ended December 31, 2010, 2009 and 2008, the Company paid $95,000, $95,000, and $25,000, respectively, in royalties to this director, and as of December 31, 2010 and 2009, the Company owed to him $23,000 and $26,000, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 17 — EMPLOYEE TERMINATION AND LEASE ABANDONMENT COSTS

In the third quarter of 2010, the Company terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, the Company recorded severance obligations totaling $0.7 million in the third quarter of 2010. Effective November 1, 2010, Emile J. Geisenheimer retired from his positions as Chairman, President, and Chief Executive Officer. In connection with Mr. Geisenheimer’s retirement and release of claims, during the fourth quarter of 2010, Spectranetics made a lump sum payment of $0.5 million, equal to one-year’s salary, which represents the amount payable under Mr. Geisenheimer’s Employment Agreement in connection with his termination of employment. In addition, outstanding stock options held by Mr. Geisenheimer covering 140,279 shares of the Company’s common stock became fully vested in accordance with their terms, resulting in non-cash stock compensation expense of $0.4 million. These amounts, along with certain health insurance premiums, were recorded in the fourth quarter of 2010.

In the second and third quarters of 2009, the Company eliminated certain positions in order to streamline operations. As a result, the Company recorded severance obligations totaling $0.4 million for the year ended December 31, 2009. In addition, the Company recorded a charge for remaining lease obligations in the amount of $0.1 million for a portion of a leased facility that is no longer being utilized.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

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

The indictment in August 2010 of three former employees with whom the Company has indemnification obligations significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that the Company’s indemnification obligations to these employees will exceed the limits of its insurance coverage. Therefore, at September 30, 2010, the Company accrued a $6.5 million charge reflecting the low end of its estimate of the range of its contingent liability under the indemnification obligations. The Company currently estimates that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs would be paid over the course of the court proceedings. The estimate was developed with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to the Company’s indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. Factors that would cause the Company to determine that the $6.5 million accrual needed to be increased would include, but not be limited to: (i) whether the trial date is extended into 2012; (ii) whether the defendants are granted separate trials; and (iii) the length of an appeals process, if any. As of December 31, 2010, the Company had received invoices for such legal fees and costs of $1.2 million, of which $0.5 million was paid.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes and the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. The costs associated with such proceedings could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows of a future period.

Federal Investigation

On December 29, 2009, the Company announced that it had reached a resolution with the United States Department of Justice (DOJ) and the Office of Inspector General (OIG) of the United States Department of Health and Human Services regarding a federal investigation which had commenced on September 4, 2008.

As part of the resolution, in December 2009 the Company entered into a Non-Prosecution Agreement with the DOJ, a civil Settlement Agreement with the DOJ and the OIG, and a five-year Corporate Integrity Agreement with the OIG. Pursuant to the terms of the Non-Prosecution Agreement, the Company agreed to a forfeiture of $100,000. Pursuant to the civil Settlement Agreement, the Company settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $4.9 million.

There were no criminal charges against the Company.  As part of the Settlement Agreement, the Company also expressly denied the contentions of the United States, except those specifically included in the Non-Prosecution Agreement, and there was no admission of wrongdoing by the Company.  The Company remains fully eligible to participate in all federal healthcare programs.

In 2010, 2009 and 2008, the Company incurred legal and other costs related to the federal investigation, excluding the accrued indemnification obligations discussed above, of $0.3 million, $2.4 million and $2.4 million, respectively.

Securities Class Actions

Several securities class action lawsuits were filed against the company and certain of its executives and directors in 2008.  In 2009, these cases were consolidated into one case styled as In re Spectranetics Corporation Securities Litigation, Case No. 08-2049 in the United States District Court for the District of Colorado, and a group of investors identified as the Spectranetics Investor Group was appointed lead plaintiff. On August 4, 2009, the Spectranetics Investor Group filed its consolidated class action complaint. See discussion of the proposed settlement below.

Stockholder Derivative Actions

Several stockholder derivative actions were filed in 2008 and 2009 against the then directors of the Company (the “Individual Defendants”), and the Company as a nominal defendant in the United States District Court for the District of Colorado and the District Court of El Paso County, Colorado.  These actions were ultimately consolidated into one action styled as Kopp v. Geisenheimer, Case No. 08-2102 in the United States District Court for the District of Colorado.  See discussion of the proposed settlement below.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Settlement

On June 22, 2010, the Company announced that it had agreed in principle to settle both the securities class action litigation and the stockholder derivative case. Under the proposed class action settlement, the claims against Spectranetics and its officers and directors will be dismissed with prejudice and released in exchange for a cash payment of $8.5 million to be funded by Spectranetics’ insurers. On September 7, 2010, the parties submitted a formal Stipulation of Settlement to the court. The court issued an order preliminarily approving the settlement and approving the form and manner of notice on September 13, 2010 and orally indicated at a final approval hearing on January 21, 2011 that it would grant final approval of the settlement as soon as practicable.

Under the proposed derivative settlement, plaintiffs (on their own behalf and derivatively on behalf of Spectranetics) will dismiss the stockholder derivative case with prejudice and release their claims in exchange for formalizing certain corporate governance procedures and payment of attorneys fees of $350,000. On September 16, 2010, the plaintiffs submitted a formal Stipulation of Settlement to the court. The court issued an order preliminarily approving the settlement and approving the form and manner of notice on December 15, 2010 and orally indicated at a final approval hearing on March 11, 2011 that it would grant final approval of the settlement as soon as practicable.

The Company and the individual defendants have steadfastly maintained that the claims raised in the class action litigation and stockholder derivative case were without merit, and have vigorously contested those claims. As part of the settlements, the Company and the individual defendants continue to deny any liability or wrongdoing under the securities laws.

Vagle v. The Spectranetics Corporation

On May 28, 2010, three Spectranetics stockholders filed an individual lawsuit in the United States District Court for the District of Colorado (Vagle et al. v. The Spectranetics Corp. et al.) asserting various federal and state claims arising out of the same facts alleged in the securities class action against Spectranetics and certain of its current and former officers and directors. The case was dismissed and the claims against the defendants released in November 2010 in exchange for a cash payment of $600,000 funded by Spectranetics’ insurers. As part of the settlement, the Company and the individual defendants continued to deny any liability or wrongdoing in connection with the claims asserted.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On September 14, 2009, Cardiomedica appealed the ruling of the District Court, seeking additional damages of 1.4 million euros, consistent with its initial claim for damages at the outset of the lawsuit.  An oral hearing occurred on November 30, 2010 and the parties are awaiting a preliminary ruling from the Court, which is expected to occur not later than mid April 2011.

Kenneth Fox

The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (“the Dutch District Court”) by Kenneth Fox in August 2004. Mr. Fox is an inventor named on patents licensed to Spectranetics under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an earlier interpleader action, the United States District Court for the Eastern District of Virginia, Alexandria Division, has already decided that any royalties owing under the license should be paid to a Special Receiver for Interlase. The Company has made all such payments. The United States District Court has also twice held Mr. Fox in contempt of the Court’s permanent injunction that bars him from filing actions like the pending action in the Netherlands, and the Court has ordered Mr. Fox to dismiss the Dutch action and to pay the Company’s costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt orders.

On February 1, 2010, a hearing on the pleadings was held before a panel of three judges in the Dutch trial court. On June 9, 2010, the Dutch Court issued its ruling, followed by a decision that dismissed Mr. Fox’s claims against both The Spectranetics Corporation and Spectranetics B.V.  The Court also awarded the Company a nominal amount as attorney’s fees.  On September 7, 2010, Mr. Fox filed and served a Notice of Appeal to the Court of Appeals. Under Dutch law, the appeal entitles Mr. Fox to a new trial on the merits, though still taking into evidence the record that is already in the Dutch court system. The Company intends to vigorously defend against Mr. Fox’s claims in this appeal.

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
Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of December 31, 2010, the Company has paid $2.5 million of the product development and regulatory milestones. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device.
The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of December 31, 2010, cumulative sales of the acquired products totaled $15.3 million. The Company expects to make the $6 million payment in late 2011.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 19 — SUBSEQUENT EVENT—LINE OF CREDIT

On February 25, 2011, Spectranetics entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit (“WFBC”) operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, the Company may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow the Company to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by WFBC.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if the Company achieves certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.

Although the Company has no immediate plans to access the line of credit, it expects that when utilized, it will be for working capital and general corporate purposes.

The revolving line of credit is secured by a first priority security interest in substantially all of the Company’s assets. The Credit Agreement requires the Company to maintain a minimum of $10.0 million cash and investments at Wells Fargo and requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the revolving credit facility. The Company is required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line. If there are borrowings under the revolving line of credit, the Company will be subject to certain financial covenants including rolling 12-month adjusted EBITDA and minimum book net worth covenants.

The Credit Agreement contains customary events of default, including the failure to make required payments, the failure to comply wither certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreement may be accelerated.
The foregoing description of the Credit Agreement is not complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2011.
As of the date of this filing, the Company had no borrowings under the revolving line of credit.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 20 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010				2009
	Q1(1)	Q2	Q3(2)	Q4(3)	Q1(4)	Q2(4)	Q3(5)	Q4(6)
	(In thousands, except per share amounts)
Net sales	$29,010	$30,025	$29,577	$29,305	$27,303	$29,032	$28,841	$29,661
Gross profit	20,643	21,485	21,091	20,667	19,032	20,757	20,890	21,018
Net (loss) income	(958)	91	(12,709)	513	(2,837)	(2,302)	(2,492)	(5,742)
Net (loss) income per share (7):
Basic	$(0.03)	$—	$(0.38)	$0.02	$(0.09)	$(0.07)	$(0.08)	$(0.17)
Diluted	(0.03)	—	(0.38)	0.02	(0.09)	(0.07)	(0.08)	(0.17)

(1)	During the first quarter of 2010, Spectranetics recorded legal and other costs related to the federal investigation of $0.4 million (for additional discussion, see Note 18 above).

(2)
During the third quarter of 2010, Spectranetics recorded the following special charges not related to the Company’s regular, ongoing business: (i) the accrual of $6.5 million to record its estimated liability related to indemnification agreements with three former employees following their indictment in the third quarter of 2010 (see Note 18); (ii) the write-off of $0.9 million of a capital project in process which was no longer expected to be completed and utilized, due to a recent EPA ruling which effectively limited the useful life of the asset; (iii) severance obligations totaling $0.7 million based on the Company’s consolidation of certain of its sales territories which eliminated certain positions in its Vascular Intervention sales organization; and (iv) a full valuation allowance against its U.S. deferred tax asset of $6.1 million, which management recorded based on the Company’s historical GAAP net losses and the uncertainty of future taxable income due primarily to indemnification costs related to recent indictments of former employees (see Note 13).

(3)
During the fourth quarter of 2010, following the retirement of Emile Geisenheimer from his positions as Chairman, President, and Chief Executive Officer, Spectranetics recorded a charge of approximately $1.0 million consisting of a lump-sum payment, payable under Mr. Geisenheimer’s employment agreement, and non-cash stock compensation expense (see Note 17).

(4)	During the first and second quarters of 2009, Spectranetics recorded legal and other costs related to the federal investigation of $1.4 million and $1.0 million, respectively (see Note 18).

(5)
During the third quarter of 2009, Spectranetics recorded the following special charges not related to the Company’s regular, ongoing business: (i) $0.6 million of legal and other costs related to the federal investigation (see Note 18); (ii) a provision for royalties of $1.1 million related to patent litigation; (iii) $1.1 million of costs related to the Safe-Cross discontinuation (see Note 2); (iv) $0.3 million of employee termination costs, due to the elimination of certain positions in order to streamline operations; and (v) a charge for remaining lease obligations in the amount of $0.1 million for a portion of a leased facility that is no longer being utilized.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(6)
During the fourth quarter of 2009, the Company recorded the following special charges not related to the Company’s regular, ongoing business: (i) $5.0 million related to the settlement of the federal investigation (see Note 18); (ii) an additional provision for royalties of $76,000 related to patent litigation; (iii) $0.5 million of realized losses on the sale of its auction rate securities (see Note 3); and (iv) $1.1 million of other-than-temporary impairment on its auction rate securities (see Note 3). In addition, the Company received an insurance payment in the fourth quarter of 2009 in the amount of $0.9 million which reimbursed certain previously recorded expenses related to the federal investigation, resulting in a net credit to expense of $0.6 million in the fourth quarter.

(7)
The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year, and take into account the weighted average number of common stock equivalent shares outstanding for each period.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged (Credited) to Revenue, Costs or Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns	$948	$921	$1,079	$790
Inventory reserve	380	418	19	779
Valuation allowance for deferred tax assets	12,735	8,571	2,894	18,412
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$754	$872	$678	$948
Inventory reserve	233	314	167	380
Valuation allowance for deferred tax assets	10,065	4,426	1,756	12,735
Year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$601	$848	$695	$754
Inventory reserve	269	87	123	233
Valuation allowance for deferred tax assets	11,600	—	1,535	10,065

(1)
Deductions represent receivables written-off and credits granted for customer returns, inventory write-offs, and reductions in the valuation allowance for deferred tax assets due primarily to expiring net operating losses.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.(40)
3.2	Amended and Restated Bylaws of The Spectranetics Corporation.(55)
4.1	Form of Common Stock Certificate of the Company.(3)
10.2(e)	Lease covering a portion of the Company's facilities between the Company and John Sanders, dated April 19, 2006.(25)
10.3(d)	Amendment to lease covering a portion of the Company's facilities between the Company and Full Circle Partnership dated May 2, 2005.(23)
10.8	Nonemployee Director Stock Option Plan.(6)
10.8(a)	Stock Option Plan for Outside Directors.(8)
10.9	Employee Stock Purchase Plan (as amended).(7)
10.10	The 1997 Equity Participation Plan of The Spectranetics Corporation.(12)
10.10(c)	Form of NonQualified Stock Option Agreement for Officers.(12)
10.10(d)	Form of NonQualified Stock Option Agreement for Employees.(12)
10.10(e)	Form of NonQualified Stock Option Agreement for Independent Directors.(12)
10.10(f)	Form of Incentive Stock Option Agreement for Officers.(12)
10.10(g)	Form of Incentive Stock Option Agreement for Employees.(12)
10.12	License Agreement with Pillco Limited Partnership, dated February 1, 1993 (confidential treatment has been granted for portions of this agreement).(5)
10.13	Vascular Laser Angioplasty Catheter License Agreement with Bio-Metric Systems, Inc., dated April 7, 1992 (confidential treatment has been granted for portions of this agreement).(4)
10.15	License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement).(10)
10.16	License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.17	Supply Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement).(11)
10.22	First Amendment to the 1997 Equity Participation Plan.(14)
10.23	Second Amendment to the 1997 Equity Participation Plan.(13)
10.25	Third Amendment to the 1997 Equity Participation Plan.(15)
10.29	Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002.(16)
10.30	Fourth Amendment to the 1997 Equity Participation Plan.(17)
10.31	Fifth Amendment to the 1997 Equity Participation Plan.(17)
10.32	Letter agreement dated January 20, 2003 between the Company and John G. Schulte.(18)
10.33	Asset purchase agreement between the Company and LaTIS, Inc.(19)
10.34	Settlement Agreement between the Company and Interlase Limited Partnership dated November 19, 2003.(20)
10.35	Third Amendment to Employee Stock Purchase Plan.(21)
10.36	Consulting Agreement dated February 14, 2005 between the Company and Dr. Craig Walker.(22)

Exhibit Number	Description
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

10.52	Fifth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008.(34)
10.53	Settlement Agreement and General Release dated as of August 8, 2008 between The Spectranetics Corporation and Steve Okland.(35)
10.54	Employment Agreement between Emile Geisenheimer and The Spectranetics Corporation, dated November 21, 2008 and effective as of October 21, 2008.(36)
10.55	Form of Time Vesting Stock Option Agreement, Form of Conditional Time Vesting Stock Option Agreement, and Form of Conditional Performance Vesting Stock Option Agreement.(36)
10.56	Form of Performance Vesting Stock Option Agreement for Employees.(37)

Exhibit Number	Description
10.57	Form of Conditional Performance Vesting Stock Option Agreement for Employees.(37)
10.58	Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated March 25, 2009.(38)
10.59	Offer Letter between The Spectranetics Corporation and Shahriar Matin.(39)
10.60	Form of Restricted Stock Award Agreement for Non-Employee Directors.(39)
10.61	Sixth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan.(40)
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

10.67	Corporate Integrity Agreement dated December 22, 2009 between the Office of Inspector General of the Department of Health and Human Services and The Spectranetics Corporation.(42)
10.68	License Agreement dated December 30, 2009 between The Spectranetics Corporation and Peter Rentrop, M.D.(43)
10.69	Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated April 8, 2010.(44)
10.70	Letter Agreement between Shahriar Matin and The Spectranetics Corporation, dated April 12, 2010.(45)
10.71	The Spectranetics Corporation 2010 Employee Stock Purchase Plan.(46)
10.72	Seventh Amendment to The Spectranetics Corporation 2006 Incentive Award Plan.(46)
10.73	Form of Restricted Stock Unit Agreement.(47)
10.74	Stipulation of Settlement (In re Spectranetics Corporation Securities Litigation, Case No. 08-cv-2048-REB-KLM).(48)
10.75	Stipulation of Settlement (Kopp v. Geisenheimer, Case No. 08-cv-2102-REB-MJW).(49)
10.76	General Release between The Spectranetics Corporation and Emile Geisenheimer, effective as of November 25, 2010.(51)
10.77	Notice of Pendency and Settlement of Derivative Actions dated December 15, 2010.(52)
10.78	Independent Contractor Services Agreement dated as of January 31, 2011, between Emile J. Geisenheimer and The Spectranetics Corporation.(53)
10.79	Credit and Security Agreement between The Spectranetics Corporation and Wells Fargo Bank, National Association dated February 25, 2011, together with the Revolving Note and exhibits.(54)
10.80	Severance Agreement between The Spectranetics Corporation and Guy A. Childs dated March 1, 2011.(54)
10.81	Severance Agreement between The Spectranetics Corporation and Jason Hein dated March 1, 2011.(54)

Exhibit Number	Description
10.82	Severance Agreement between The Spectranetics Corporation and Shahriar Matin dated March 1, 2011.(54)
10.83	First Amendment to The Spectranetics Corporation 2010 Employee Stock Purchase Plan. #
10.84	Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, effective March 31, 2011. #
10.85	Eighth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan. #
10.86	Form of Severance Agreement dated March 1, 2010 entered into between The Spectranetics Corporation and each of Roger Wertheimer and Francisco Rivas, executive officers of the Company. #
21.1	Subsidiaries of the Company. #
23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC). #
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of principal executive officer. #
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer. #
32.1	Section 1350 Certification of principal executive officer. #
32.2	Section 1350 Certification of Chief Financial Officer. #

__________________________
#     Filed Herewith

(1)	Incorporated by reference to the Company's 1993 Annual Report on Form 10-K filed on March 31, 1994.

(2)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-1, filed December 5, 1991 (File No. 33-44367).

(3)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

(4)	Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 1 to the Registration Statement on Form S-1, filed January 10, 1992 (File No. 33-44367).

(5)	Incorporated by reference to exhibits previously filed by the Company with its Annual Report for 1992 on Form 10-K filed March 31, 1993.

(6)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed April 1, 1992 (File No. 33-46725).

(7)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed December 30, 1994 (File No. 33-88088).

(8)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed November 16, 1995 (File No. 33-99406).

(9)	Incorporated by reference to exhibits previously filed by the Company with its 1994 Annual Report on Form 10-K filed on March 31, 1995.

(10)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

(11)	Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

(12)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

(13)	Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.

(14)	Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.

(15)	Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.

(16)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 7, 2002.

(17)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(18)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(19)	Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(20)	Incorporated by reference to exhibit previously filed by the Company with its 2003 Annual Report on Form 10-K filed on March 29, 2004.

(21)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(22)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(23)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(24)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(25)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006

(26)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(27)	Incorporated by reference to exhibit previously filed by the Company with its 2006 Annual Report on Form 10-K filed on March 29, 2007

(28)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(29)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 22, 2007.

(30)	Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed on August 14, 2007

(31)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.

(32)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on May 13, 2008.

(33)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 5, 2008.

(34)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 23, 2008.

(35)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008.

(36)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K/A filed on November 28, 2008.

(37)	Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

(38)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 31, 2009.

(39)	Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

(40)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 16, 2009.

(41)	Incorporated by reference to exhibits previously filed by the Company with Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 10, 2009.

(42)	Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on December 29, 2009.

(43)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 31, 2009.

(44)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 12, 2010.

(45)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 14, 2010.

(46)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2010.

(47)	Incorporated by reference to exhibits previously filed by the Company with Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

(48)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on September 13, 2010.

(49)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on September 21, 2010.

(50)	Incorporated by reference to exhibits previously filed by the Company with Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed on November 8, 2010.

(51)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 1, 2010.

(52)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 17, 2010.

(53)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on February 4, 2011.

(54)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

(55)	Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 14, 2011.