Form 10-Q
period 2011-03-31
SPECTRANETICS CORP
filed 2011-05-06
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

March 31, 2011

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

As of May 2, 2011 there were 33,342,626 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,732	$29,335
Investment securities available for sale	761	4,327
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $709 and $790, respectively	16,725	15,664
Inventories, net	7,274	8,054
Deferred income taxes, net	123	163
Prepaid expenses and other current assets	2,296	1,568
Total current assets	59,911	59,111
Property and equipment, net	28,754	28,669
Goodwill	5,569	5,569
Other intangible assets, net	228	300
Other assets	38	46
Total assets	$94,500	$93,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,627	$1,392
Accrued liabilities	14,556	14,916
Deferred revenue	2,175	2,291
Total current liabilities	18,358	18,599
Accrued liabilities, net of current portion	592	598
Total liabilities	18,950	19,197
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 33,321,703 and 33,190,732 shares, respectively	33	33
Additional paid-in capital	172,837	171,890
Accumulated other comprehensive loss	(186)	(445)
Accumulated deficit	(97,134)	(96,980)
Total shareholders’ equity	75,550	74,498
Total liabilities and shareholders’ equity	$94,500	$93,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue	$30,422	$29,010
Cost of products sold	8,927	8,367
Gross profit	21,495	20,643
Operating expenses:
Selling, general and administrative	17,367	17,622
Research, development and other technology	4,253	3,699
Federal investigation legal and other costs	—	353
Total operating expenses	21,620	21,674
Operating loss	(125)	(1,031)
Other income:
Interest income, net	30	107
Other, net	20	—
Total other income	50	107
Loss before income taxes	(75)	(924)
Income tax expense	(79)	(34)
Net loss	$(154)	$(958)

Loss per share — basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding — basic and diluted	33,237,575	33,070,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(154)	$(958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,518	2,509
Stock-based compensation expense	586	619
Provision for excess and obsolete inventories	60	31
Accrued indemnification costs	(562)	—
Deferred income taxes	40	—
Net change in operating assets and liabilities	(2,346)	(2,894)
Net cash provided by (used in) operating activities	142	(693)
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	3,599	2,950
Purchases of investment securities	—	(760)
Capital expenditures	(698)	(943)
Decrease in restricted cash	—	817
Net cash provided by investing activities	2,901	2,064
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	361	25
Net cash provided by financing activities	361	25
Effect of exchange rate changes on cash	(7)	(108)
Net increase in cash and cash equivalents	3,397	1,288
Cash and cash equivalents at beginning of period	29,335	19,010
Cash and cash equivalents at end of period	$32,732	$20,298
Supplemental disclosures of cash flow information
Cash paid for taxes	$44	$21

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

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system.  The Company’s products are sold in over 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads.  Approximately 60% of the Company’s disposable product revenue is from products used in connection with its proprietary excimer laser system, the CVX-300®. As of March 31, 2011, over 900 Spectranetics excimer laser systems were placed in hospitals or physician’s offices worldwide.  The Company’s single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for uniform ablation. The Company believes that its excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

The Company’s Vascular Intervention business unit includes a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy). The Company also markets aspiration and thrombectomy catheters for the removal of thrombus (thrombus management) and support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions).  The Company’s Lead Management business unit includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued indemnification costs; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 — NEW ACCOUNTING STANDARDS

In October 2009, an update was made to ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011, and can be applied prospectively or retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

NOTE 3 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Current investments:
Certificates of deposit	$761	$761
Auction rate securities	—	3,566
Total current investment securities	$761	$4,327

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

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities. Their fair value measurement is classified as a Level 1 category. The fair value of the auction rate securities at December 31, 2010 was classified as a Level 3 category and was recorded at $3.6 million. Due to the sale of the auction rate securities described below, the balance of the fair value measurements using Level 3 inputs was $-0- at March 31, 2011.

In the first quarter of 2011, the Company sold its two remaining auction rate security positions, representing $4 million par value, at approximately 91% of par. The Company recognized a gain of $31,000 on these sales, which is included in “Other income, net” in the Company’s consolidated statement of operations, as the carrying value of these securities was approximately 90% of par at the time of sale.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$2,342	$2,576
Work in process	1,829	1,870
Finished goods	3,862	4,387
Less: Inventory reserve	(759)	(779)
	$7,274	$8,054

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Equipment held for rental or loan	$36,272	$35,002
Manufacturing equipment and computers	20,215	19,973
Leasehold improvements	4,845	4,452
Furniture and fixtures	1,699	1,674
Building and improvements	1,245	1,245
Land	270	270
Less: accumulated depreciation and amortization	(35,792)	(33,947)
	$28,754	$28,669

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued payroll and employee related expenses	$4,834	$5,082
Accrued indemnification costs (see Note 12)	4,404	5,304
Accrued legal costs incurred	1,264	938
Accrued royalty expense	862	826
Accrued sales and value added taxes	729	531
Deferred rent	571	561
Employee stock purchase plan liability	183	326
Accrued clinical study expense	154	193
Other accrued expenses	2,147	1,753
Less: long-term portion	(592)	(598)
Accrued liabilities: current portion	$14,556	$14,916

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The plans provide that incentive stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through March 31, 2011 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. Restricted stock units granted to certain officers of the Company generally vest over four years. At March 31, 2011, there were 1.2 million shares available for future issuance under these plans.

Valuation and Expense Information

Stock-based compensation expense recognized for the three months ended March 31, 2011 and 2010 was $0.6 million and $0.6 million, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards vested during the period, (2) restricted stock awards issued to certain of the Company’s directors in 2010 and 2011, (3) restricted stock units issued to certain of the Company’s officers in the second quarter of 2010, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period.  Cash received from the exercise of options and for the purchase of shares through the employee stock purchase plan was $361,000 and $25,000 for the three months ended March 31, 2011 and 2010, respectively.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three months ended March 31, 2011 and 2010, respectively, using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2011	2010
Expected life (years)	6.02	5.95
Risk-free interest rate	2.22%	2.56%
Expected volatility	65.56%	66.90%
Expected dividend yield	None	None
Weighted average grant date fair value of options granted during the period	$2.94	$4.22

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity during the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	3,985,303	$5.26
Granted	6,500	4.85
Exercised	(100,000)	2.37
Canceled	(9,656)	12.73
Options outstanding at March 31, 2011	3,882,147	$5.32	6.16	$3,786,283
Options exercisable at March 31, 2011	1,986,597	$6.40	4.18	$1,639,386

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.71 on March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2011 was approximately 0.8 million.  The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively.

There were no restricted stock awards or restricted stock units that were awarded or vested during the first quarter of 2011. The balance of outstanding restricted stock awards was 54,000 and the balance of outstanding restricted stock units was 60,000 as of March 31, 2011.

As of March 31, 2011 there was $3.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option and restricted stock plans. This cost is based on an assumed future forfeiture rate of approximately 16.21% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.9 years.

Employee Stock Purchase Plan

In June 2010, shareholders approved the Spectranetics Corporation 2010 Employee Stock Purchase Plan (ESPP).  The ESPP provides for the sale of up to 300,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period, and the ultimate purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

The fair value of the January 2011 offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended March 31, 2011, the Company recognized $40,000 of compensation expense related to its ESPP.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2011 and 2010, as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for those periods.  As a result, all of the stock options outstanding to purchase 3.9 million and 3.8 million weighted average shares at March 31, 2011 and 2010, respectively, were excluded from the diluted net loss per share calculation for those periods because their inclusion would have been anti-dilutive.

A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss	$(154)	$(958)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,137	33,064
Weighted average common shares issued	101	7
Weighted average common shares outstanding — basic and diluted	33,238	33,071
Net loss per share — basic and diluted	$(0.00)	$(0.03)

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses and, in 2010, unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities. The difference between net loss and comprehensive income (loss) for each of these periods is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(154)	$(958)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	259	(387)
Unrealized loss on investment securities	—	(43)
Comprehensive income (loss)	$105	$(1,388)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation loss	Unrealized gain (loss) on investment securities	Accumulated Other Comprehensive Gain (Loss)
Beginning balance, January 1, 2011	$(445)	$—	$(445)
Current period change	259	—	259
Ending balance, March 31, 2011	$(186)	$—	$(186)

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

U. S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At March 31, 2011, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2011 and 2010, cost allocations of these functions to International Medical have not been performed, since International Medical operates primarily as a distributor of Spectranetics products.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.8 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$12,700	$13,569
Lead Management	9,256	8,145
Service and other, net of provision for sales returns	2,165	1,985
Equipment sales and rentals	1,439	1,152
Subtotal	25,560	24,851
International Medical:
Disposable products:
Vascular Intervention	1,979	1,935
Lead Management	2,026	1,774
Service and other, net of provision for sales returns	355	279
Equipment sales and rentals	502	171
Subtotal	4,862	4,159
Total revenue	$30,422	$29,010

	Three Months Ended March 31,
	2011	2010
Segment operating income (loss):
U.S. Medical	$(742)	$(1,381)
International Medical	617	350
Total operating loss	$(125)	$(1,031)

	March 31, 2011	December 31, 2010

Segment assets:
U.S. Medical	$83,790	$83,262
International Medical	10,710	10,433
Total assets	$94,500	$93,695

In the first three months of 2011 and 2010, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first three months of 2011 or 2010.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — INCOME TAXES

As a result of the Company’s decision in the third quarter of 2010 to increase, to 100%, its valuation allowance against its U.S. deferred asset, the Company does not expect to record a federal tax provision or benefit against its pretax income (loss) in 2011, and did not record any federal benefit in the first quarter of 2011.

In the third quarter of 2010, the Company evaluated its net deferred tax assets for recoverability and considered the relative impact of negative and positive evidence, including historical losses and projections of future taxable income. Due to certain events, primarily related to the third quarter 2010 indictment of former employees, the related $6.5 million accrual for indemnification costs for the employees, and the possibility that such costs could exceed the estimated accrual, the Company concluded that it no longer met the accounting criteria for recognizing a portion of its deferred tax asset; that is, estimated future taxable income and certain tax planning strategies no longer constituted sufficient positive evidence to conclude that it is more likely than not that its net deferred tax assets would be realizable in the foreseeable future. Therefore, during the three months ended September 30, 2010, the Company increased, to 100%, its valuation allowance against its U.S. deferred tax asset. The Company does not expect to reduce the valuation allowance against its U.S. deferred tax asset to below 100% of its gross amount until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

Income tax expense for the three months ended March 31, 2011 does include approximately $39,000 of state and German income taxes payable. The Company also recorded $40,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 25%. The Company has a remaining foreign deferred tax asset of $123,000 related to net operating losses in the Netherlands that the Company expects to utilize against taxable income in the Netherlands prior to their expiration at the end of 2011.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company paid $31,000 to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.  During the three months ended March 31, 2011, the Company also paid $23,000 to a director of the Company for royalties based on the sale of the Company’s products that use inventions claimed by a patent purchased from the director in 2007.

NOTE 11 — LINE OF CREDIT

On February 25, 2011, the Company entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit (“WFBC”) operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, the Company may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow the Company to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by WFBC.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if the Company achieves certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.

The revolving line of credit is secured by a first priority security interest in substantially all of the Company’s assets. The Credit Agreement requires the Company to maintain a minimum of $10.0 million cash and investments at Wells Fargo and requires a lockbox arrangement. The Company is required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line. If there are borrowings under the revolving line of credit, the Company will be subject to certain financial covenants including rolling 12-month adjusted EBITDA and minimum book net worth covenants.

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
As of the date of this report, the Company had no events of default and no borrowings under the revolving line of credit.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Indemnification of former officers and employees

The Company is generally obligated to indemnify its present and former directors, officers and employees against certain losses and to advance their reasonable legal defense expenses including in connection with a federal investigation. The Company maintains insurance for claims of this nature, which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings.

The indictment in August 2010 of three former employees with whom the Company has indemnification obligations significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that the Company’s indemnification obligations to these employees will exceed the limits of its insurance coverage. Therefore, at September 30, 2010, the Company accrued a $6.5 million charge reflecting the low end of its estimate of the range of its contingent liability under the indemnification obligations. The Company currently estimates that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs would be paid over the course of the court proceedings. The estimate was developed with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to the Company’s indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. Factors that would cause the Company to determine that the $6.5 million accrual needed to be increased would include, but not be limited to: (i) whether the trial date is extended into 2012; (ii) whether the defendants are granted separate trials; and (iii) the length of an appeals process, if any. Through March 31, 2011, the Company had received invoices for such legal fees and costs of $2.1 million, of which $1.1 million was paid.

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

Settlement of Securities Class Actions and Stockholder Derivative Actions

Several securities class action lawsuits were filed against the Company and certain of its executives and directors in 2008.  In 2009, these cases were consolidated into one case styled as In re Spectranetics Corporation Securities Litigation, Case No. 08-2049 in the United States District Court for the District of Colorado, and a group of investors identified as the Spectranetics Investor Group was appointed lead plaintiff. See discussion of the settlement below.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Several stockholder derivative actions were filed in 2008 and 2009 against the then directors of the Company (the “Individual Defendants”), and the Company as a nominal defendant in the United States District Court for the District of Colorado and the District Court of El Paso County, Colorado.  These actions were ultimately consolidated into one action styled as Kopp v. Geisenheimer, Case No. 08-2102 in the United States District Court for the District of Colorado.  See discussion of the settlement below.

On June 22, 2010, the Company announced that it had agreed in principle to settle both the securities class action litigation and the stockholder derivative case. Under the class action settlement, the claims against Spectranetics and its officers and directors were dismissed with prejudice and released in exchange for a cash payment of $8.5 million funded by Spectranetics’ insurers. On September 7, 2010, the parties submitted a formal Stipulation of Settlement to the court. The court granted final approval of the settlement on April 4, 2011.

Under the derivative settlement, plaintiffs (on their own behalf and derivatively on behalf of Spectranetics) dismissed the stockholder derivative case with prejudice and released their claims in exchange for formalizing certain corporate governance procedures and payment of attorneys fees of $350,000. On September 16, 2010, the plaintiffs submitted a formal Stipulation of Settlement to the court. The court granted final approval of the settlement on April 6, 2011.

The Company and the Individual Defendants have steadfastly maintained that the claims raised in the class action litigation and stockholder derivative case were without merit, and have vigorously contested those claims. As part of the settlements, the Company and the Individual Defendants denied any liability or wrongdoing under the securities laws.

Fox/Sopkin

There were no material developments in the Fox matter in the first quarter of 2011. Please refer to our 2010 Annual Report on Form 10-K for a description of this matter.

On May 5, 2011, the Company was served with a lawsuit that names the Company and Spectranetics B.V., the Company’s Dutch subsidiary, as defendants. The lawsuit was brought in the District Court of Utrecht, the Netherlands, by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement that was allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. These proceedings will commence on July 6, 2011 with an administrative hearing. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter.

Other

There were no material developments in the Cardiomedica matter in the first quarter of 2011. Please refer to our 2010 Annual Report on Form 10-K for a description of this matter.

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
Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of March 31, 2011, the Company has paid $2.5 million of the product development and regulatory milestones. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of March 31, 2011, cumulative sales of the acquired products totaled $16.6 million. The Company expects to make the $6 million payment in late 2011.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause the actual results, performance or achievements of the Company to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that advise interested parties of certain risks and factors that may affect our business.  This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Form 10-K.  Spectranetics disclaims any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

Our Vascular Intervention business unit includes a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy). We also market aspiration and thrombectomy catheters for the removal of thrombus (thrombus management) and support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions). Our Lead Management business unit includes excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Recent Developments

Pending Clinical Trials

On June 10, 2010 we announced plans to initiate a multi-center, randomized trial for in-stent restenosis (ISR) in the United States (study name: EXCITE ISR). The EXCITE ISR study will compare laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem® and Turbo Elite® laser ablation devices. In February 2011, following completion of pre-clinical work required by the FDA, we submitted an investigational device exemption (IDE) to the FDA. A conditional IDE approval was granted by the FDA in March 2011. Responses to the conditional IDE approval were submitted in April 2011. The first enrollment in the EXCITE ISR study is anticipated in the second quarter of 2011. The planned enrollment for this study is 353 subjects at up to 30 sites in the U.S. Subjects enrolled in the study will be followed at 1, 6 and 12 months after the procedure. Data will be submitted to the FDA via a 510(k) after the minimum number of subjects has had their 6 month follow-up.

We also plan to support a physician-sponsored pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions (PHOTOPAC), is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at 1, 6

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

and 12 months after the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant. The pilot study will be conducted at up to four sites in Germany.

Product approval in Japan

On April 6, 2011, we announced that the Japanese Ministry of Health, Labor and Welfare (MHLW) granted approval for the LLD® lead locking device, which is used for the removal of pacemaker and defibrillator cardiac leads. The LLD secures leads along the entire length of their hollow inner lumen, permitting physicians to apply steady traction on the lead during the removal process. The approval of LLD complements the prior product and hospital reimbursement approvals in Japan for the Spectranetics Laser Sheath (SLS® II). We can now make available our complete lead extraction system in Japan.

Office-based reimbursement and laser placements

For 2011, the Centers for Medicare and Medicaid Services established payments for lower extremity endovascular revascularization procedures when performed in the office setting.  Reimbursement by Medicare is now available not only for hospital outpatient lower extremity atherectomy procedures when performed in conjunction with angioplasty and/or stent but reimbursement is also available for procedures performed in a properly licensed physician’s office. In the first quarter of 2011, we placed 20 laser systems in office-based settings.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. As of March 31, 2011 and 2010, cost allocations of these functions to International Medical have not been performed.

	Three Months Ended March 31,
(in thousands)	2011		2010
Revenue
United States	$25,560	84%	$24,851	86%
International	4,862	16	4,159	14
Total revenue	$30,422	100%	$29,010	100%

	Three Months Ended March 31,
(in thousands)	2011	2010
Net (loss) income
United States	$(738)	$(1,251)
International	584	293
Total net loss	$(154)	$(958)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended March 31, 2011 and March 31, 2010 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,
(in thousands, except for percentages and laser placements)	2011	% of rev (1)	2010	% of rev (1)	$ change 2011-2010	% change 2011-2010
Revenue
Disposable products revenue:
Vascular Intervention	$14,679	48%	$15,504	53%	$(825)	(5)%
Lead Management	11,282	37	9,919	34	1,363	14
Total disposable products revenue	25,961	85	25,423	88	538	2
Service and other revenue	2,520	8	2,264	8	256	11
Laser equipment revenue:
Equipment sales	617	2	—	—	617	—
Rental fees	1,324	4	1,323	5	1	—
Total laser equipment revenue	1,941	6	1,323	5	618	47
Total revenue	30,422	100	29,010	100	1,412	5
Gross profit	21,495	71	20,643	71	852	4
Operating expenses
Selling, general and administrative	17,367	57	17,622	61	(255)	(1)
Research, development and other technology	4,253	14	3,699	13	554	15
Federal investigation legal and other costs	—	—	353	1	(353)	(100)
Total operating expenses	21,620	71	21,674	75	(54)	—
Operating loss	(125)	—	(1,031)	(4)	906	(88)
Other income
Interest income, net	30	—	107	—	(77)	(72)
Other income, net	20	—	—	—	20	—
Loss before income taxes	(75)	—	(924)	(3)	849	(92)
Income tax expense	(79)	—	(34)	—	(45)	132
Net loss	$(154)	(1)%	$(958)	(3)%	$804	(84)%

Worldwide installed base of laser systems	962		911		51
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the three months ended March 31, 2011 was $30.4 million, a 5% increase as compared with $29.0 million for the quarter ended March 31, 2010.  This increase is mainly due to increased Lead Management (LM) disposables revenue and increased equipment, service and other revenue, partially offset by a decline in Vascular Intervention (VI) disposables revenue compared with the year-ago quarter. Our product mix changed slightly year-over-year, with 85% of revenue coming from disposables in the first quarter of 2011 compared with 88% from disposables in the first quarter of 2010.  Service and other revenue remained stable at 8% of total revenue in the first quarter of 2011 and 2010. Revenue from laser equipment sales and rentals increased to 6% of total revenue in the first quarter of 2011 compared with 5% of revenue in the first quarter of 2010.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, decreased 5% to $14.7 million in the first quarter of 2011 as compared with $15.5 million in the first quarter of 2010.  However, VI disposables revenue increased $0.6 million, or 4%, as compared with the fourth quarter of 2010, primarily due to improving peripheral atherectomy and crossing solutions revenue. VI sales include three product categories — atherectomy, which decreased 10%; crossing solutions, which increased 4%; and thrombectomy, which decreased 11%, all compared with the first quarter of 2010.  The year-over-year decrease in atherectomy revenue was due primarily to declines in our Turbo Elite® and Turbo-Tandem® product lines, in part due to a year-over-year comparison with the initial launch of Turbo-Tandem, which generated higher revenue in the first quarter of 2010 as compared with the first quarter of 2011. Crossing solutions product sales increased year-over-year, after four consecutive quarters of year-over-year declines, in spite of the introduction by competitors of alternative crossing solutions products towards the end of 2009. The decline in thrombectomy revenue is primarily due to a reduction in sales of the ThromCat®. We do not expect ThromCat sales to increase until we obtain a U.S. indication for the ThromCat XT, which we currently sell in Europe.

LM revenue grew 14% for the three months ended March 31, 2011 as compared with the 2010 first quarter.  We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines set forth by the Heart Rhythm Society for lead extractions, and (3) our expanded sales organization, which was initially established in 2008.

For our VI and LM disposables product business, we have several growth initiatives for 2011 and beyond in the areas of product development and approvals, clinical trials, improved sales execution and increased physician training.

Laser equipment revenue was $1.9 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.  We sold six laser systems in the first quarter of 2011 (three sales from inventory and three sale conversions from rental units) as compared with no laser system sales in the same period of the prior year.  Rental revenue was flat year-over-year, with increased revenue from volume-based and straight rentals offset by a decrease in Cap-Free (fee per procedure) revenue. Service and other revenue increased 11% at $2.5 million in the first quarter of 2011 compared with $2.3 million in the first quarter of 2010.

We placed 41 laser systems with new customers during the quarter ended March 31, 2011 compared with 22 during the first quarter of last year.  Of those new laser placements, 20 of the new placements this quarter were with office-based physicians, primarily transfers of underperforming laser systems. Recent reimbursement changes for procedures conducted in an office setting enabled us to place lasers with these office-based physicians for the first time. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements this quarter bring our worldwide installed base of laser systems to 962 (737 in the U.S.) at March 31, 2011.

On a geographic basis, revenue in the United States was $25.6 million during the quarter ended March 31, 2011, an increase of 3% from the prior year first quarter.  International revenue totaled $4.9 million, an increase of 17% from the first quarter of 2010.  The increase in international revenue was primarily due the sale of two lasers (one new, one used) in the first quarter of 2011 compared to no laser sales in the prior year period, and a 14% increase in LM revenue.

Gross margin percentage for both the first quarter of 2011 and 2010 was 71%, despite a higher mix of laser system revenue, which carries lower gross margins than disposable products, in the first quarter of 2011 compared with the first quarter of 2010.

Operating expenses

Operating expenses of $21.6 million in the first quarter of 2011 were relatively flat compared with $21.7 million in the first quarter of 2010.  Operating expenses for the first quarter of 2010 included $0.4 million of legal and other costs related to a federal investigation.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Operating expenses represented 71% of total revenue in the first quarter of 2011 as compared with 75% of total revenue in the first quarter of 2010.  Over the past eighteen months, our focus on productivity and expense management activities, along with the elimination of certain positions within the Company to streamline operations, contributed to the reduction in operating expenses as a percentage of revenue as compared with last year’s first quarter.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased 1% compared with the year ago quarter due to our continued focus on expense management.  SG&A expenses represented 57% of revenue in the first quarter of 2011 compared with 61% of revenue in the first quarter of 2010. General and administrative expenses decreased 6% year-over-year, primarily due to the open chief executive officer position in 2011 and a decrease in outside consulting costs associated with regulatory compliance. Marketing and selling expenses were flat year-over-year, with a decrease in VI field sales, primarily due to the VI sales force re-alignment in the third quarter of 2010, offset by increases in VI and LM marketing, due to new hires and increased marketing and training events.

Research and development. Research, development and other technology expenses of $4.3 million for the first quarter of 2011 increased 15% compared with the first quarter of 2010. As a percentage of revenue, research and development costs increased to 14% in the first quarter of 2011 from 13% in the first quarter of 2010, which was anticipated due to our investments primarily in the EXCITE ISR clinical trial and new product development projects. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•	Product development costs increased by nearly $0.2 million compared with the first quarter of 2010, due to an increase in headcount and in expenses related to new product development projects.

•	Clinical studies expense increased by approximately $0.3 million due primarily to the initial start-up costs of the randomized clinical EXCITE ISR trial.

Federal investigation legal and other costs. In the first quarter of 2010, legal costs related to a federal investigation totaled approximately $0.4 million.

Interest income, net
 Interest income decreased 72% to $30,000 in the first quarter of 2011 from $107,000 in the first quarter of 2010. The decrease in interest income in 2011 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.
 Loss before income taxes
 The pre-tax loss for the three months ended March 31, 2011 was $0.1 million, compared with a pre-tax loss of $1.0 million for the three months ended March 31, 2010. The prior year first quarter results included $0.4 million of costs associated with a federal investigation, as described above.
 Income taxes
As a result of our decision in the third quarter of 2010 to increase, to 100%, our valuation allowance against our U.S. deferred asset, we do not expect to record a federal tax provision or benefit against our pretax income (loss) in 2011, and did not record any federal benefit in the first quarter of 2011.

 In the third quarter of 2010, we increased to 100% our valuation allowance against our U.S. deferred tax asset. We do not contemplate decreasing the valuation allowance against our U.S. deferred tax asset until we have a historical trend of taxable income and can predict future income with more certainty. See Note 9, “Income Taxes” to our condensed consolidated financial statements for further discussion.
Income tax expense includes approximately $39,000, comprised of state and German income taxes payable, for the three months ended March 31, 2011. We also recorded $40,000 of Dutch income tax provision related to the statutory profits

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 25%.

 Net loss
 We recorded a net loss for the three months ended March 31, 2011 of $0.2 million, or $(0.00) per share, compared with a net loss of $1.0 million, or $(0.03) per share, in the three months ended March 31, 2010.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended March 31, 2011 as compared with the prior year period caused a decrease in consolidated revenue of approximately $20,000 and a decrease in consolidated operating expenses of approximately $70,000. Accordingly, the net impact of exchange rate fluctuations on the consolidated net loss for the three months ended March 31, 2011 was an increase in net income of approximately $50,000 as compared to the prior year first quarter.

Liquidity and Capital Resources

As of March 31, 2011, we had cash, cash equivalents and current investment securities available for sale of $33.5 million, a decrease of $0.2 million from $33.7 million at December 31, 2010.

Our current investment securities at March 31, 2011 consist entirely of short-term certificates of deposit, as we sold our remaining auction rate securities in the first quarter of 2011.

During 2011, we expect two significant items to require a material use of cash. First, we currently expect to pay during the course of the current year approximately $6.0 million of the $6.5 million of indemnification obligations that were accrued in the third quarter of 2010. These cash payments for the indemnification obligations will reduce the accrued liability on our balance sheet. See further discussion of these accrued costs in Note 12 to our condensed consolidated financial statements included in this report. Second, we expect to make a cumulative sales milestone payment of $6.0 million to Kensey Nash Corporation (KNC) in late 2011. The milestone payment is due KNC once cumulative sales of the products we acquired from them in 2008 reach $20 million. As of March 31, 2011, cumulative sales of the acquired products totaled $16.6 million. Additional milestone payments of $5.5 million related to KNC product development and regulatory milestones will be payable over the next one to two years, subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device. The milestone payments to KNC will be recorded as additional goodwill.

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

Operating Activities. For the three months ended March 31, 2011, cash provided by operating activities totaled $0.1 million.  The primary sources and uses of cash were the following:

(1)
Our net loss of $0.2 million included approximately $3.2 million of non-cash expenses. Non-cash expenses included $2.5 million of depreciation and amortization, $0.6 million of stock-based compensation, and $0.1 million of provision for excess and obsolete inventories.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $2.9 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $1.7 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in trade accounts receivable of $0.9 million, due primarily to higher revenue in the latter half of the first quarter of 2011 as compared to the latter half of the fourth quarter of 2010;

•
An increase in prepaid expenses and other current assets of $0.7 million due primarily to an increase in prepaid insurance and certain pre-payments for trade shows and other marketing events scheduled for the second quarter; and

•	The payment of $0.6 million of accrued indemnification costs (see Note 12, “Commitments and Contingencies” to our consolidated financial statements included in this report).

These uses of cash were partially offset by:

•
A decrease in inventory of $0.8 million, due primarily to the increase in laser placements and sales in the first quarter which reduced our laser inventory at March 31, 2011 as compared with December 31, 2010, as well as a reduction in disposables inventory related to increased sales of disposables compared with the fourth quarter of 2010; and

•	An increase in accounts payable and accrued liabilities of $0.3 million, due primarily to the timing of vendor payments.

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

	March 31, 2011	December 31, 2010
Days Sales Outstanding	49	48
Inventory Turns	4.9	4.3

Investing Activities. For the three months ended March 31, 2011, cash provided by investing activities was $2.9 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $3.6 million, offset by capital expenditures of $0.7 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2011 was $0.4 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

At March 31, 2011, we had no significant debt or capital lease obligations.

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

The revolving line of credit is secured by a first priority security interest in substantially all of our assets. The Credit Agreement requires us to maintain a minimum of $10.0 million cash and investments at Wells Fargo and requires a lockbox arrangement. We are required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line. If there are borrowings under the revolving line of credit, we will be subject to certain financial covenants including rolling 12-month adjusted EBITDA and minimum book net worth covenants.

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
As of the date of this report, we had no events of default and no borrowings under the revolving line of credit.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; and loss contingencies, including those related to litigation and indemnification obligations. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2010 Annual Report on Form 10-K, filed with the SEC on March 14, 2011.  During the first three months of 2011, there were no significant changes to the critical accounting policies we disclosed in our 2010 Form 10-K.

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

At March 31, 2011, we had $0.8 million of investment securities available for sale that are classified as current on our balance sheet.  Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  For the three months ended March 31, 2011, approximately $20,000 of decreased consolidated revenue and approximately $70,000 of decreased consolidated operating expenses were the result of exchange rate fluctuations of the U.S. dollar in relation to the euro and other European currencies as compared to the prior year period.  Accordingly, the net impact of exchange rate fluctuations on the consolidated net loss for the three months ended March 31, 2011 was an increase in net income of approximately $50,000 as compared to the prior year first quarter.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on the foregoing, our principal executive and principal financial officers, or persons performing similar functions, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 12, “Commitments and Contingencies” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2010 Annual Report on Form 10-K.

Item 6.           Exhibits

3.2
Amended and Restated Bylaws of The Spectranetics Corporation, as amended, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 4, 2011.

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

The Spectranetics Corporation
(Registrant)

May 6, 2011	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)