Form 10-Q
period 2011-06-30
SPECTRANETICS CORP
filed 2011-08-05
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 2, 2011 there were 33,586,059 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,894	$29,335
Investment securities available for sale	761	4,327
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $692 and $790, respectively	18,159	15,664
Inventories, net	6,984	8,054
Deferred income taxes, net	83	163
Prepaid expenses and other current assets	1,957	1,568
Total current assets	62,838	59,111
Property and equipment, net	28,783	28,669
Goodwill	5,569	5,569
Other intangible assets, net	170	300
Other assets	39	46
Total assets	$97,399	$93,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,263	$1,392
Accrued liabilities	15,480	14,916
Deferred revenue	2,348	2,291
Total current liabilities	20,091	18,599
Accrued liabilities, net of current portion	590	598
Total liabilities	20,681	19,197
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 33,479,599 and 33,190,732 shares, respectively	33	33
Additional paid-in capital	173,355	171,890
Accumulated other comprehensive loss	(120)	(445)
Accumulated deficit	(96,550)	(96,980)
Total shareholders’ equity	76,718	74,498
Total liabilities and shareholders’ equity	$97,399	$93,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$32,214	$30,025	$62,636	$59,035
Cost of products sold	9,313	8,540	18,240	16,907
Gross profit	22,901	21,485	44,396	42,128
Operating expenses:
Selling, general and administrative	17,624	17,791	34,991	35,766
Research, development and other technology	4,681	3,608	8,934	7,307
Total operating expenses	22,305	21,399	43,925	43,073
Operating income (loss)	596	86	471	(945)
Other income:
Interest income, net	21	38	51	145
Other, net	46	—	66	—
Total other income	67	38	117	145
Income (loss) before income taxes	663	124	588	(800)
Income tax expense	(79)	(33)	(158)	(67)
Net income (loss)	$584	$91	$430	$(867)

Net income (loss) per share —
Basic	$0.02	$0.00	$0.01	$(0.03)
Diluted	$0.02	$0.00	$0.01	$(0.03)

Weighted average common shares outstanding —
Basic	33,323,381	33,088,314	33,280,715	33,079,592
Diluted	34,326,654	34,257,381	34,185,981	33,079,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$430	$(867)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,061	5,045
Stock-based compensation expense	1,045	1,210
Provision for excess and obsolete inventories	119	236
Accrued indemnification costs	(790)	—
Deferred income taxes	80	—
Net change in operating assets and liabilities	(2,591)	(4,269)
Net cash provided by operating activities	3,354	1,355
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	3,599	3,100
Purchases of investment securities	—	(760)
Capital expenditures	(1,796)	(2,232)
Decrease in restricted cash	—	817
Net cash provided by investing activities	1,803	925
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	420	56
Net cash provided by financing activities	420	56
Effect of exchange rate changes on cash	(18)	(213)
Net increase in cash and cash equivalents	5,559	2,123
Cash and cash equivalents at beginning of period	29,335	19,010
Cash and cash equivalents at end of period	$34,894	$21,133
Supplemental disclosures of cash flow information
Cash paid for income taxes	$57	$109

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

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy). The Company also markets aspiration and thrombectomy catheters for the removal of thrombus (thrombus management) and support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions).  The Company’s Lead Management products include excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued indemnification costs; estimated outsourcing expense for clinical trials; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

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

NOTE 2 — NEW ACCOUNTING STANDARDS

In October 2009, an update was made to ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update was effective for the Company beginning January 1, 2011, and could be applied prospectively or retrospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended guidance for presenting comprehensive income. The amendment will require the Company to present the components of net income and comprehensive income either as one continuous statement or as two consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The amended guidance is effective for the Company beginning January 1, 2012, on a retrospective basis. The adoption of this amendment will not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has considered all other recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Current investments:
Certificates of deposit	$761	$761
Auction rate securities	—	3,566
Total current investment securities	$761	$4,327

The Company’s investments in certificates of deposit are stated at cost as their carrying value approximates fair value because of their short maturities. The fair value of the auction rate securities at December 31, 2010 was recorded at $3.6 million, or approximately 90% of par. In the first quarter of 2011, the Company sold its two remaining auction rate security positions, representing $4 million par value, at approximately 91% of par. The Company recognized a gain of $31,000 on these sales, which is included in “Other income, net” in the Company’s consolidated statement of operations.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$2,035	$2,576
Work in process	2,058	1,870
Finished goods	3,611	4,387
Less: Inventory reserve	(720)	(779)
	$6,984	$8,054

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Equipment held for rental or loan	$36,866	$35,002
Manufacturing equipment and computers	20,576	19,973
Leasehold improvements	4,496	4,452
Furniture and fixtures	1,844	1,674
Building and improvements	1,245	1,245
Land	270	270
Less: accumulated depreciation and amortization	(36,514)	(33,947)
	$28,783	$28,669

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued payroll and employee related expenses	$6,368	$5,082
Accrued indemnification costs (see Note 12)	3,991	5,304
Accrued legal costs	1,428	938
Accrued royalty expense	882	826
Deferred rent	582	561
Accrued sales and value added taxes	445	531
Employee stock purchase plan liability	326	326
Accrued clinical study expense	154	193
Other accrued expenses	1,894	1,753
Less: long-term portion	(590)	(598)
Accrued liabilities: current portion	$15,480	$14,916

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The plans provide that stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through June 30, 2011 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. Restricted stock units granted to certain officers of the Company generally vest over four years. At June 30, 2011, there were 0.9 million shares available for future issuance under these plans.

Valuation and Expense Information

Stock-based compensation expense recognized for the three months ended June 30, 2011 and 2010 was $0.5 million and $0.6 million, respectively, and for the six months ended June 30, 2011 and 2010 was $1.0 million and $1.2 million, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards vested during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan (described below). Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period.  During the three months ended June 30, 2011, the Company recognized a $0.2 million credit representing the reversal of previously recorded stock compensation expense related to performance-based stock option grants to the prior CEO which expired unvested on June 30, 2011. Cash received from the exercise of options and for the purchase of shares through the employee stock purchase plan was $0.4 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the three and six months ended June 30, 2011 and 2010, respectively, using the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected life (years)	6.00	5.98	6.00	5.98
Risk-free interest rate	1.75%	1.79%	1.76%	1.81%
Expected volatility	65.56%	66.19%	65.56%	66.21%
Expected dividend yield	None	None	None	None
Weighted average grant date fair value of options granted during the period	$2.97	$3.45	$2.97	$3.48

The following table summarizes stock option activity during the six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	3,985,303	$5.26
Granted	406,800	4.95
Exercised	(205,250)	2.37
Canceled	(658,218)	4.70
Options outstanding at June 30, 2011	3,528,635	$5.50	6.18	$5,893,951
Options exercisable at June 30, 2011	1,828,571	$6.39	4.05	$2,821,632

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.22 on June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2011 was approximately 1.1 million.  The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $0.6 million and $0.1 million, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2011	54,000	$5.04
Awarded	74,030	5.84
Vested/Released	(30,000)	5.25
Awards outstanding at June 30, 2011	98,030	$5.58

The following table summarizes restricted stock unit activity during the six months ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at January 1, 2011	60,000	$5.76
Awarded	111,800	4.93
Vested/Released	(15,000)	5.76
Units outstanding at June 30, 2011	156,800	$5.17

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2011 there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 16.21% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.9 years.

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

The fair value of the January 2011 offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three and six months ended June 30, 2011, the Company recognized $49,000 and $89,000 of compensation expense related to its ESPP, respectively.

NOTE 6 — NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted income (loss) per share is computed in a manner consistent with that of basic income (loss) per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

For the three and six months ended June 30, 2011, options to purchase 2.0 million weighted average shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. For the three months ended June 30, 2010, options to purchase 1.5 million weighted average shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

Diluted net loss per share is the same as basic income loss per share for the six months ended June 30, 2010 as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for that period.  As a result, all of the stock options outstanding to purchase 3.7 million weighted average shares at June 30, 2010 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the net loss per share calculation is shown below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$584	$91	$430	$(867)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,268	33,077	33,137	33,064
Weighted average common shares issued	55	11	144	16
Weighted average common shares outstanding — basic	33,323	33,088	33,281	33,080
Effect of dilution — stock options	1,004	1,169	905	—
Weighted average common shares outstanding — diluted	34,327	34,257	34,186	33,080
Net income (loss) per share — basic	$0.02	$0.00	$0.01	$(0.03)
Net income (loss) per share — diluted	$0.02	$0.00	$0.01	$(0.03)

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses and, in 2010, unrealized losses on the Company’s investment securities that are classified as available for sale securities. The difference between net income (loss) and comprehensive income (loss) for each of these periods is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$584	$91	$430	$(867)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	66	(463)	325	(850)
Unrealized loss on investment securities		—		(43)
Comprehensive income (loss)	$650	$(372)	$755	$(1,760)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation gain (loss)	Unrealized gain (loss) on investment securities	Accumulated Other Comprehensive Gain (Loss)
Beginning balance, January 1, 2011	$(445)	$—	$(445)
Current period change	325	—	325
Ending balance, June 30, 2011	$(120)	$—	$(120)

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

U. S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At June 30, 2011, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2011 and 2010, a portion of product development and administrative costs incurred in the U.S. has been allocated to International Medical, as these costs support the Company’s ability to generate revenue in the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.3 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $3.1 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Asia Pacific and Latin America (including Puerto Rico). Products offered by this reportable segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. Certain U.S. incurred product development and administrative costs have been allocated to International Medical.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$13,583	$14,042	$26,283	$27,611
Lead Management	9,018	8,483	18,274	16,628
Service and other, net of provision for sales returns	2,149	2,031	4,314	4,016
Equipment sales and rentals	1,737	1,431	3,176	2,583
Subtotal	26,487	25,987	52,047	50,838
International Medical:
Disposable products:
Vascular Intervention	2,265	2,046	4,244	3,981
Lead Management	2,487	1,546	4,513	3,320
Service and other, net of provision for sales returns	395	308	750	587
Equipment sales and rentals	580	138	1,082	309
Subtotal	5,727	4,038	10,589	8,197
Total revenue	$32,214	$30,025	$62,636	$59,035

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment operating income (loss):
U.S. Medical	$52	$125	$43	$(656)
International Medical	544	(39)	428	(289)
Total operating income (loss)	$596	$86	$471	$(945)

	June 30, 2011	December 31, 2010

Segment assets:
U.S. Medical	$87,346	$83,262
International Medical	10,053	10,433
Total assets	$97,399	$93,695

In the first six months of 2011 and 2010, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first six months of 2011 or 2010.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — INCOME TAXES

As a result of the Company’s decision in the third quarter of 2010 to increase, to 100%, its valuation allowance against its U.S. deferred asset, the Company does not expect to record a federal tax provision or benefit against its pretax income (loss) in 2011, and did not record any U.S. federal tax provision or benefit in the first six months of 2011.

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

Income tax expense for the three and six months ended June 30, 2011 included approximately $39,000 and $78,000, respectively, of state and German income taxes payable. For the six months ended June 30, 2011, the Company also recorded $80,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 50% from December 31, 2010. The Company has a remaining foreign deferred tax asset of $83,000 related to net operating losses in the Netherlands that the Company expects to utilize against taxable income in the Netherlands prior to their expiration at the end of 2011.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2011, the Company paid $22,000 and $53,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.  During the three and six months ended June 30, 2011, the Company also paid $23,000 and $48,000, respectively, to a director of the Company for royalties based on the sale of the Company’s QuickCat™ product, related to a patent purchased from the director in 2007. An amendment to the Patent Purchase Agreement for this patent was executed in June 2011, which documents that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there will be no future royalty payments to the director.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The indictment in August 2010 of three former employees with whom the Company has indemnification obligations significantly increased the likelihood that the former employees’ future defense costs will be substantial and ongoing, and that the Company’s indemnification obligations to these employees will exceed the limits of its insurance coverage. Therefore, at September 30, 2010, the Company accrued a $6.5 million charge reflecting the low end of its estimate of the range of its contingent liability under the indemnification obligations. The Company currently estimates that the legal fees in this matter for the Federal District Court stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs would be paid over the course of the court proceedings. The estimate was developed with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to the Company’s indemnification obligations. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. Factors that would cause the Company to determine that the $6.5 million accrual needed to be increased would include, but not be limited to: (i) the timing of the trial date, which has not yet been established; (ii) whether the defendants are granted separate trials; and (iii) the length of an appeals process, if any. Through June 30, 2011, the Company had received invoices for such legal fees and costs of $2.5 million, of which $1.3 million was paid. Taking into consideration the $2.5 million of costs already incurred and our current understanding of the status of the matter, the Company continues to believe that $6.5 million remains the best estimate of the low end of the range of its liability; therefore the Company has made no adjustment to the accrued amount.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Settlement of Securities Class Actions and Stockholder Derivative Actions

Several securities class action lawsuits and stockholder derivative cases were filed against the Company and certain of its executives and directors in 2008 and 2009. The securities class action lawsuits were consolidated into one case and the stockholder derivative cases were also consolidated into one case. On June 22, 2010, the Company announced that it had agreed in principle to settle both the securities class action litigation and the stockholder derivative case.

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

Fox/Sopkin

There were no material developments in the Fox matter in the first six months of 2011. Please refer to our 2010 Annual Report on Form 10-K for a description of this matter. However, on May 5, 2011, the Company was served with a lawsuit that names the Company and Spectranetics B.V., the Company’s Dutch subsidiary, as defendants. The lawsuit was brought in the District Court of Utrecht, the Netherlands, by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings commenced on July 6, 2011 with an administrative hearing. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter.

Other

There were no material developments in the Cardiomedica matter in the first six months of 2011, except that the preliminary court hearing expected to occur in April 2011 did not occur, and is now expected to occur later this year. Please refer to our 2010 Annual Report on Form 10-K for a description of this matter.

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
Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of June 30, 2011, the Company has paid $2.5 million of the product development and regulatory milestones. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device.
The sales milestone payment of $6 million is payable once cumulative sales of the acquired products reach $20 million. As of June 30, 2011, cumulative sales of the acquired products totaled $18 million. The Company expects to make the $6 million payment in late 2011.

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

Recent Developments

Pending Clinical Trials

During the second quarter of 2011, the FDA granted full approval for an investigational device exemption (IDE) we had previously submitted related to a multi-center, randomized trial for in-stent restenosis (ISR) in the United States (study name: EXCITE ISR). The EXCITE ISR study will compare laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem® and Turbo Elite® laser ablation devices. A conditional IDE approval had previously been granted by the FDA in March 2011. The first enrollment in the EXCITE ISR study occurred in June 2011. The planned enrollment for this study is 353 subjects at up to 30 sites in the U.S. Subjects enrolled in the study will be followed at 1, 6 and 12 months after the procedure. Data will be submitted to the FDA via a 510(k) after the subjects have had their 6 month follow-up.

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

Office-based reimbursement and laser placements

For 2011, the Centers for Medicare and Medicaid Services established payments for lower extremity endovascular revascularization procedures when performed in the office setting.  Reimbursement by Medicare is now available not only for hospital outpatient lower extremity atherectomy procedures when performed in conjunction with angioplasty and/or stent but reimbursement is also available for procedures performed in a properly licensed physician’s office. In the first half of 2011, we placed 30 laser systems in office-based settings.

Appointment of President and Chief Executive Officer

In July 2011, we announced the appointment of Scott Drake as President and Chief Executive Officer, effective August 10, 2011. Mr. Drake joins Spectranetics from DaVita, Inc., where he held a senior executive position since November 2009. Mr. Drake also held several positions of increasing responsibility within various medical device business units at Covidien, Plc over a period of 17 years. From 2001 to 2009 at Covidien, he held president and general manager positions at three medical device business units, ranging in size from $150 million to $1.5 billion in revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific and Latin America (including Puerto Rico) (“APLA”). United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. As of June 30, 2011 and 2010, a portion of product development and administrative costs incurred in the U.S. has been allocated to International Medical, as these costs support our ability to generate revenue in the international segment.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2011		2010		2011		2010
Revenue
United States	$26,487	82%	$25,987	87%	$52,047	83%	$50,838	86%
International	5,727	18	4,038	13	10,589	17	8,197	14
Total revenue	$32,214	100%	$30,025	100%	$62,636	100%	$59,035	100%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)
United States	$99	$139	$94	$(561)
International	485	(48)	336	(306)
Total net income (loss)	$584	$91	$430	$(867)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended June 30, 2011 and June 30, 2010 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

	Three Months Ended June 30,
(in thousands, except for percentages and laser placements)	2011	% of rev (1)	2010	% of rev (1)	$ change 2011-2010	% change 2011-2010
Revenue
Disposable products revenue:
Vascular Intervention	$15,848	49%	$16,088	54%	$(240)	(1)%
Lead Management	11,505	36	10,029	33	1,476	15
Total disposable products revenue	27,353	85	26,117	87	1,236	5
Service and other revenue	2,544	8	2,339	8	205	9
Laser equipment revenue:
Equipment sales	1,024	3	313	1	711	227
Rental fees	1,293	4	1,256	4	37	3
Total laser equipment revenue	2,317	7	1,569	5	748	48
Total revenue	32,214	100	30,025	100	2,189	7
Gross profit	22,901	71	21,485	72	1,416	7
Operating expenses
Selling, general and administrative	17,624	55	17,791	59	(167)	(1)
Research, development and other technology	4,681	15	3,608	12	1,073	30
Total operating expenses	22,305	69	21,399	71	906	4
Operating income	596	2	86	—	510	593
Other income
Interest income, net	21	—	38	—	(17)	(45)
Other income, net	46	—	—	—	46	—
Income before income taxes	663	2	124	—	539	435
Income tax expense	(79)	—	(33)	—	(46)	139
Net income	$584	2%	$91	—%	$493	542%

Worldwide installed base of laser systems	975		917		58
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the three months ended June 30, 2011 was $32.2 million, the highest revenue quarter ever reported by the Company and a 7% increase as compared with $30.0 million for the quarter ended June 30, 2010.  This increase is mainly due to increased Lead Management (LM) disposables revenue and increased equipment, service and other revenue, partially offset by a 1% decline in Vascular Intervention (VI) disposables revenue compared with the year-ago quarter. Our product mix changed slightly year-over-year, with 85% of revenue coming from disposables in the second quarter of 2011 compared with 87% from disposables in the second quarter of 2010.  Service and other revenue remained stable at 8% of total revenue in the second quarter of 2011 and 2010. Revenue from laser equipment sales and rentals increased to 7% of total revenue in the second quarter of 2011 compared with 5% of revenue in the second quarter of 2010.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, decreased 1% to $15.8 million in the second quarter of 2011 as compared with $16.1 million in the second quarter of 2010.  However, VI revenue continued its turnaround from its low in the fourth quarter of 2010, increasing sequentially by $1.2 million, or 8%, as compared with the first quarter of 2011, primarily due to improving atherectomy revenue. Peripheral atherectomy revenue has strengthened in the first half of 2011 due in part to the recent reimbursement ruling related to office-based atherectomy procedures discussed in Recent Developments above. VI sales include three product categories — atherectomy, which decreased 2%; crossing solutions, which decreased 2%; and thrombectomy, which increased 1%, all compared with the second quarter of 2010.  The year-over-year decrease in atherectomy revenue was due primarily to a decline in our Turbo-Tandem® product line, in part due to a year-over-year comparison with the initial launch of Turbo-Tandem, which generated higher revenue in the second quarter of 2010 as compared with the second quarter of 2011. Turbo Elite® revenue increased 4% compared with the year ago period. Crossing solutions product sales decreased year-over-year, due primarily to increased competition. The slight increase in thrombectomy revenue is due to an increase in sales of the QuickCat™ in Europe, offsetting a 5% decline of sales of thrombectomy products in the U.S.

LM revenue grew 15% for the three months ended June 30, 2011 as compared with the 2010 second quarter.  We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines set forth by the Heart Rhythm Society for lead extractions, and (3) our expanded sales organization, which was initially established in 2008.

For our VI and LM disposables product business, we have several growth initiatives for 2011 and beyond in the areas of product development and approvals, clinical trials, improved sales execution and increased physician training.

Laser equipment revenue was $2.3 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively.  We sold eight laser systems in the second quarter of 2011 (six sales from inventory and two sale conversions from rental systems) as compared with two laser system sales in the same period of the prior year.  Rental revenue increased 3% year-over-year, with increased revenue from straight rentals offsetting a decrease in Cap-Free (fee per procedure) revenue. Service and other revenue increased 9% at $2.5 million in the second quarter of 2011 compared with $2.3 million in the second quarter of 2010.

We placed 29 laser systems with new customers during the quarter ended June 30, 2011 compared with 16 during the second quarter of last year.  Of those laser placements, ten of the new placements this quarter were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. Recent reimbursement changes for procedures conducted in an office setting enabled us to place lasers with these office-based physicians. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements this quarter bring our worldwide installed base of laser systems to 975 (746 in the U.S.) at June 30, 2011.

On a geographic basis, revenue in the United States was $26.5 million during the quarter ended June 30, 2011, an increase of 2% from the prior year second quarter.  International revenue totaled $5.7 million, an increase of 42% from the second quarter of 2010.  The increase in international revenue was across all product lines, and was primarily due to a 61% increase in LM revenue, as well as the sale of two lasers in the second quarter of 2011 compared to no laser sales in the prior year period. The increase in LM revenue included increases in both Europe and APLA, notably Japan, with the ongoing commercial launch of our SLS® II laser sheath in that country, which was complemented in the second quarter of 2011 by the Japanese MHLW approval of our LLD product as noted above. Fluctuations in foreign exchange rates also contributed $0.4 million to the current year quarter increase compared with the prior year period.

Gross margin percentage for the second quarter of 2011 was 71% and in the second quarter of 2010 was 72%, due in part to a higher mix of laser system revenue, which carries lower gross margins than disposable products, in the second quarter of 2011 compared with the second quarter of 2010.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Operating expenses

Operating expenses of $22.3 million in the second quarter of 2011 increased 4% compared with $21.4 million in the second quarter of 2010. Operating expenses represented 69% of total revenue in the second quarter of 2011 as compared with 71% of total revenue in the second quarter of 2010.  Over the past eighteen months, our focus on productivity and expense management activities, along with the elimination of certain positions within the Company to streamline operations, contributed to the reduction in operating expenses as a percentage of revenue as compared with last year’s second quarter.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased 1% compared with the year ago quarter due in part to our sales force realignment in September 2010, which eliminated 14 positions in the VI sales organization.  SG&A expenses represented 55% of revenue in the second quarter of 2011 compared with 59% of revenue in the second quarter of 2010.

Within SG&A, general and administrative expenses decreased 10% year-over-year, primarily due to the open chief executive officer position in 2011 and a decrease in outside consulting costs associated with regulatory compliance. In addition, we recognized a $0.2 million credit in the second quarter of 2011 representing the reversal of previously recorded stock compensation expense for performance-based stock option grants to our prior CEO which expired unvested on June 30, 2011. Marketing and selling expenses increased 2% year-over-year, with a decrease in VI field sales, primarily due to the VI sales force realignment mentioned above, offset by increases in VI and LM marketing, due to new hires and increased marketing and training events.

Research and development. Research, development and other technology expenses of $4.7 million for the second quarter of 2011 increased 30% compared with the second quarter of 2010. As a percentage of revenue, research and development costs increased to 15% in the second quarter of 2011 from 12% in the second quarter of 2010, due to our investments primarily in the EXCITE ISR clinical trial and new product development projects. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•	Product development costs increased by nearly $0.7 million compared with the second quarter of 2010, due to an increase in headcount and in expenses related to new product development projects.

•	Clinical studies expense increased by approximately $0.3 million due primarily to costs related to the randomized clinical EXCITE ISR trial.

Interest income, net
 Interest income decreased 45% to $21,000 in the second quarter of 2011 from $38,000 in the second quarter of 2010. The decrease in interest income in 2011 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.
 Income before income taxes
 Pre-tax income for the three months ended June 30, 2011 was $0.7 million, compared with pre-tax income of $0.1 million for the three months ended June 30, 2010.
 Income taxes
As a result of our decision in the third quarter of 2010 to increase, to 100%, our valuation allowance against our U.S. deferred asset, we do not expect to record a U.S. federal tax provision or benefit against our pretax income (loss) in 2011, and did not record any U.S. federal tax provision or benefit in the first or second quarters of 2011.

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
Income tax expense for the three months ended June 30, 2011 included approximately $39,000 of state and German income taxes payable. We also recorded $40,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 25% for the quarter.

 Net loss
 We recorded net income for the three months ended June 30, 2011 of $0.6 million, or $0.02 per share, compared with net income of $0.1 million, or $0.00 per share, in the three months ended June 30, 2010.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended June 30, 2011 as compared with the prior year period caused an increase in consolidated revenue of approximately $0.4 million and an increase in consolidated net income of approximately $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the six months ended June 30, 2011 and June 30, 2010 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

	Six Months Ended June 30,
(in thousands, except for percentages and laser placements)	2011	% of rev (1)	2010	% of rev (1)	$ change 2011-2010	% change 2011-2010
Revenue
Disposable products revenue:
Vascular Intervention	$30,527	49%	$31,592	54%	$(1,065)	(3)%
Lead Management	22,787	36	19,948	34	2,839	14
Total disposable products revenue	53,314	85	51,540	87	1,774	3
Service and other revenue	5,064	8	4,603	8	461	10
Laser equipment revenue:
Equipment sales	1,641	3	313	1	1,328	424
Rental fees	2,617	4	2,579	4	38	1
Total laser equipment revenue	4,258	7	2,892	5	1,366	47
Total revenue	62,636	100	59,035	100	3,601	6
Gross profit	44,396	71	42,128	71	2,268	5
Operating expenses
Selling, general and administrative	34,991	56	35,766	61	(775)	(2)
Research, development and other technology	8,934	14	7,307	12	1,627	22
Total operating expenses	43,925	70	43,073	73	852	2
Operating income (loss)	471	1	(945)	(2)	1,416	(150)
Other income
Interest income, net	51	—	145	—	(94)	(65)
Other income, net	66	—	—	—	66	—
Income (loss) before income taxes	588	1	(800)	(1)	1,388	(174)
Income tax expense	(158)	—	(67)	—	(91)	136
Net income (loss)	$430	1%	$(867)	(1)%	$1,297	(150)%

Worldwide installed base of laser systems	975		917		58
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the six months ended June 30, 2011 was $62.6 million, a 6% increase as compared with $59.0 million for the six months ended June 30, 2010.  This increase is mainly due to increased Lead Management (LM) disposables revenue and increased equipment, service and other revenue, partially offset by a decline in Vascular Intervention (VI) disposables revenue compared with the year-ago quarter. Our product mix changed slightly year-over-year, with 85% of revenue coming from disposables in the first half of 2011 compared with 87% from disposables in the first half of 2010.  Service and other revenue remained stable at 8% of total revenue in the first half of 2011 and 2010. Revenue from laser equipment sales and rentals increased to 7% of total revenue in the first half of 2011 compared with 5% of revenue in the first half of 2010.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, decreased 3% to $30.5 million in the first six months of 2011 as compared with $31.6 million in the first six months of 2010. However, VI disposables revenue continued its turnaround, marked by two consecutive quarters of sequential improvement since the fourth quarter of 2010, due in part to the recent reimbursement ruling related to office-based atherectomy procedures discussed in Recent Developments above. VI sales include three product categories — atherectomy, which decreased 6%; crossing solutions, which increased 1%; and thrombectomy, which decreased 6%, all compared with the first six months of 2010.  The year-over-year decrease in atherectomy revenue was due primarily to declines in our Turbo Elite® and Turbo-Tandem® product lines, in part due to a year-over-year comparison with the initial launch of Turbo-Tandem, which generated higher revenue in the first half of 2010 as compared with the first half of 2011. Crossing solutions product sales increased slightly year-over-year, in spite of the introduction by competitors of alternative crossing solutions products towards the end of 2009. The decline in thrombectomy revenue is primarily due to a reduction in sales of the ThromCat®.

LM revenue grew 14% for the six months ended June 30, 2011 as compared with the first half of 2010.  We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines set forth by the Heart Rhythm Society for lead extractions, and (3) our expanded sales organization, which was initially established in 2008.

For our VI and LM disposables product business, we have several growth initiatives for 2011 and beyond in the areas of product development and approvals, clinical trials, improved sales execution and increased physician training.

Laser equipment revenue was $4.3 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.  We sold fourteen laser systems in the first half of 2011 (nine sales from inventory and five sale conversions from rental units) as compared with two laser system sales in the same period of the prior year.  Rental revenue increased 1% year-over-year, with increased revenue from straight rentals offset by a decrease in volume-based and Cap-Free (fee per procedure) revenue. Service and other revenue increased 10% at $5.1 million in the first half of 2011 compared with $4.6 million in the first half of 2010, due primarily to our increased installed base of laser systems.

We placed 70 laser systems with new customers during the six months ended June 30, 2011 compared with 38 during the same period of last year.  Of the 2011 laser placements, 30 of the new placements were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. Recent reimbursement changes for procedures conducted in an office setting enabled us to place lasers with these office-based physicians. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements year-to-date bring our worldwide installed base of laser systems to 975 (746 in the U.S.) at June 30, 2011.

On a geographic basis, revenue in the United States was $52.0 million during the six months ended June 30, 2011, an increase of 2% from the prior year period.  International revenue totaled $10.6 million, an increase of 29% from the first half of 2010.  The increase in international revenue was primarily due to a 36% increase in LM revenue, with increases in both Europe and APLA, as well as the sale of four lasers in the first half of 2011 compared to no laser sales in the prior year period.

Gross margin percentage for both the first half of 2011 and 2010 was 71%, despite a higher mix of laser system revenue, which carries lower gross margins than disposable products, in the first six months of 2011 compared with the first six months of 2010.

Operating expenses

Operating expenses of $43.9 million in the first half of 2011 increased 2% compared with $43.1 million in the first six months of 2010.  Operating expenses represented 70% of total revenue in the first six months of 2011 as compared with 73% of total revenue in the first six months of 2010.  Over the past eighteen months, our focus on productivity and expense management activities, along with the elimination of certain positions within the Company to streamline operations, contributed to the reduction in operating expenses as a percentage of revenue as compared with the first six months of last year.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selling, general and administrative. Selling, general and administrative (SG&A) expenses decreased 2% compared with the year ago period due in part to our sales force realignment in September 2010, which eliminated 14 positions in the VI sales organization.  SG&A expenses represented 56% of revenue in the first six months of 2011 compared with 61% of revenue in the first half of 2010.

Within SG&A, general and administrative expenses decreased 12% year-over-year, primarily due to the open chief executive officer position in 2011, a decrease in outside consulting costs associated with regulatory compliance and a decrease in certain legal costs. In addition, we recognized a $0.2 million credit in the second quarter of 2011 representing the reversal of previously recorded stock compensation expense for performance-based stock option grants to our prior CEO which expired unvested on June 30, 2011. Marketing and selling expenses increased 1% year-over-year, with a decrease in VI field sales, primarily due to the VI sales force realignment mentioned above, offset by increases in VI and LM marketing, due to new hires and increased marketing and training events, and increases in international sales expense, due in part to new hires as well as foreign currency fluctuations.

Research and development. Research, development and other technology expenses of $8.9 million for the first half of 2011 increased 22% compared with $7.3 million in the first half of 2010. As a percentage of revenue, research and development costs increased to 14% in the first six months of 2011 from 12% in the first six months of 2010, due to our investments primarily in the EXCITE ISR clinical trial and new product development projects. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•	Product development costs increased by nearly $0.9 million compared with the first half of 2010, due to an increase in headcount and in expenses related to new product development projects.

•	Clinical studies expense increased by approximately $0.6 million due primarily to costs associated with the randomized clinical EXCITE ISR trial.

Interest income, net
 Interest income decreased 65% to $51,000 in the first six months of 2011 from $145,000 in the first half of 2010. The decrease in interest income in 2011 is due to a lower investment portfolio balance and to lower interest rates on our invested balances.
 Income (Loss) before income taxes
 Pre-tax income for the six months ended June 30, 2011 was $0.6 million, compared with a pre-tax loss of $(0.8) million for the six months ended June 30, 2010.
 Income taxes
As a result of our decision in the third quarter of 2010 to increase, to 100%, our valuation allowance against our U.S. deferred asset, we do not expect to record a U.S. federal tax provision or benefit against our pretax income (loss) in 2011, and did not record any U.S. federal tax provision or benefit in the first six months of 2011.

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
Income tax expense for the six months ended June 30, 2011 included approximately $78,000 of state and German income taxes payable. We also recorded $80,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 50% in the first half of the year.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

 Net income (loss)
 We recorded net income for the six months ended June 30, 2011 of $0.4 million, or $0.01 per share, compared with a net loss of $(0.9) million, or $(0.03) per share, in the six months ended June 30, 2010.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the six months ended June 30, 2011 as compared with the prior year period caused an increase in consolidated revenue of approximately $0.4 million and an increase in consolidated net income of approximately $0.2 million.

Liquidity and Capital Resources

As of June 30, 2011, we had cash, cash equivalents and investment securities available for sale of $35.7 million, an increase of $2.0 million from $33.7 million at December 31, 2010.

Our current investment securities at June 30, 2011 consist entirely of short-term certificates of deposit, as we sold our remaining auction rate securities in the first quarter of 2011.

During the second half of 2011, we expect two significant uses of cash. First, we currently expect to pay a substantial portion of the accrued indemnification obligations, subject to the uncertainties inherent in the $6.5 million estimate, which were accrued in the third quarter of 2010 (through June 30, 2011, we had paid $1.3 million of these costs). The cash payments for the indemnification obligations will reduce the accrued liability on our balance sheet. See further discussion of these costs in Note 12 to our condensed consolidated financial statements included in this report. Second, we expect to make a cumulative sales milestone payment of $6.0 million to Kensey Nash Corporation (KNC) in late 2011. The milestone payment is due KNC when cumulative sales of the products we acquired from them in 2008 reach $20 million. As of June 30, 2011, cumulative sales of the acquired products totaled $18 million. Additional milestone payments of $5.5 million related to KNC product development and regulatory milestones will be payable over the next one to two years, subject to completion of product development milestones by KNC and FDA approvals for the ThromCat device. The milestone payments to KNC will be recorded as additional goodwill.

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

Operating Activities. For the six months ended June 30, 2011, cash provided by operating activities totaled $3.4 million.  The primary sources and uses of cash were the following:

(1)
Our net income of $0.4 million included approximately $6.3 million of non-cash expenses. Non-cash expenses included $5.1 million of depreciation and amortization, $1.0 million of stock-based compensation, $0.1 million of provision for excess and obsolete inventories and a net change in deferred tax assets of $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $3.4 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $3.2 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•
An increase in trade accounts receivable of $2.3 million, due primarily to higher revenue in the latter half of the second quarter of 2011 as compared to the latter half of the fourth quarter of 2010, and a slight increase in days sales outstanding;

•	The payment of $0.8 million of accrued indemnification costs (see Note 12, “Commitments and Contingencies” to our consolidated financial statements included in this report); and

•
An increase in prepaid expenses and other current assets of $0.4 million due primarily to an increase in prepaid insurance and certain pre-payments for trade shows and other marketing events scheduled for the second half of the year.

These uses of cash were partially offset by:

•	An increase in accounts payable and accrued liabilities of $2.0 million, due primarily to the timing of vendor payments; and

•
A decrease in inventory of $1.1 million, due primarily to the increase in laser placements and sales in the first six months of 2011 which reduced our laser inventory at June 30, 2011 as compared with December 31, 2010, as well as a reduction in disposables inventory related to increased sales of disposables in the second quarter of 2011 as compared with the fourth quarter of 2010.

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

	June 30, 2011	December 31, 2010
Days Sales Outstanding	51	48
Inventory Turns	5.3	4.3

Investing Activities. For the six months ended June 30, 2011, cash provided by investing activities was $1.8 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $3.6 million, offset by capital expenditures of $1.8 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2011 was $0.4 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

At June 30, 2011, we had no significant debt or capital lease obligations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued indemnification costs; estimated outsourcing expense for clinical trials; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2010 Annual Report on Form 10-K, filed with the SEC on March 14, 2011.  During the second quarter of 2011, we made one addition to our critical accounting policies that were disclosed in our 2010 Form 10-K, as follows:

Research and Development—Clinical Studies. It is our policy to expense research and development costs as incurred. In certain cases, substantial portions of our clinical trials are performed by third-party contract research organizations (“CROs”). These CROs generally bill monthly for services performed and bill based upon milestone achievement. For example, we have contracted with a CRO to provide clinical trial services for the EXCITE ISR study. In the event that we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted services are performed. For clinical studies, costs are expensed based upon the number of patients enrolled, “patient months” incurred and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the CROs and correspondence with the CROs. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of the program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive. If we have incomplete or inaccurate data, we may under- or overestimate activity levels associated with clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level becomes known.

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

At June 30, 2011, we had $0.8 million of investment securities available for sale that are classified as current on our balance sheet.  Since these investments have maturities of less than one year, we do not expect interest rate fluctuations to have a significant impact on their fair values.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three months ended June 30, 2011 as compared with the prior year period caused an increase in consolidated revenue of approximately $0.4 million and an increase in consolidated net income of approximately $0.1 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on the foregoing, our principal executive and principal financial officers, or persons performing similar functions, concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s 2010 Annual Report on Form 10-K.

Item 6.           Exhibits

10.1	Form of Restricted Stock Unit Agreement

10.2	Form of Restricted Stock Award Agreement — Initial Grant

10.3	Form of Restricted Stock Award Agreement — Annual Grant

10.4	Amendment No. 1 to Patent Purchase Agreement dated June 27, 2011 between The Spectranetics Corporation and Joseph M. Ruggio, M.D.

10.5
Employment Agreement between Scott Drake and The Spectranetics Corporation dated July 8, 2011 and effective as of August 10, 2011, which includes Exhibit A—Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement and Exhibit B—Stock Option Grant Notice and Stock Option Agreement, incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on July 12, 2011.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of principal executive officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of principal executive officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 5, 2011	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)