Form 10-Q
period 2011-09-30
SPECTRANETICS CORP
filed 2011-11-04
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2011

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

As of November 2, 2011 there were 33,677,408 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,154	$29,335
Investment securities available for sale	—	4,327
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $639 and $790, respectively	17,226	15,664
Inventories, net	7,501	8,054
Deferred income taxes, net	43	163
Prepaid expenses and other current assets	2,345	1,568
Total current assets	63,269	59,111
Property and equipment, net	28,040	28,669
Goodwill	5,569	5,569
Other intangible assets, net	141	300
Other assets	281	46
Total assets	$97,300	$93,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,902	$1,392
Accrued liabilities	14,717	14,916
Deferred revenue	2,283	2,291
Total current liabilities	18,902	18,599
Accrued liabilities, net of current portion	624	598
Total liabilities	19,526	19,197
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 33,671,971 and 33,190,732 shares, respectively	33	33
Additional paid-in capital	174,705	171,890
Accumulated other comprehensive loss	(523)	(445)
Accumulated deficit	(96,441)	(96,980)
Total shareholders’ equity	77,774	74,498
Total liabilities and shareholders’ equity	$97,300	$93,695

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$32,127	$29,577	$94,763	$88,612
Cost of products sold	8,683	8,486	26,923	25,393
Gross profit	23,444	21,091	67,840	63,219
Operating expenses:
Selling, general and administrative	17,716	15,963	52,707	51,436
Research, development and other technology	4,729	3,577	13,663	10,884
Litigation charge	596	—	596	—
Federal investigation legal and accrued indemnification costs	—	6,527	—	6,820
Asset impairment charge	—	939	—	939
Employee termination costs	—	664	—	664
Total operating expenses	23,041	27,670	66,966	70,743
Operating income (loss)	403	(6,579)	874	(7,524)
Other income (expense):
Litigation-related interest expense	(230)	—	(230)	—
Interest income, net	17	36	68	181
Other, net	(1)	(21)	65	(21)
Total other income (expense)	(214)	15	(97)	160
Income (loss) before income taxes	189	(6,564)	777	(7,364)
Income tax expense	(80)	(6,145)	(238)	(6,212)
Net income (loss)	$109	$(12,709)	$539	$(13,576)

Net income (loss) per share —
Basic	$0.00	$(0.38)	$0.02	$(0.41)
Diluted	$0.00	$(0.38)	$0.02	$(0.41)

Weighted average common shares outstanding —
Basic	33,546,412	33,122,742	33,370,254	33,094,133
Diluted	34,390,829	33,122,742	34,271,029	33,094,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$539	$(13,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,527	7,484
Stock-based compensation expense	1,742	1,932
Provision for excess and obsolete inventories	304	236
Accrued indemnification costs	(1,939)	6,500
Deferred income taxes	120	6,110
Asset impairment charge	—	939
Net change in operating assets and liabilities	(4,601)	(5,275)
Net cash provided by operating activities	3,692	4,350
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	4,360	5,416
Purchases of investment securities	—	(760)
Capital expenditures	(2,222)	(3,164)
Decrease in restricted cash	—	817
Net cash provided by investing activities	2,138	2,309
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,047	74
Net cash provided by financing activities	1,047	74
Effect of exchange rate changes on cash	(58)	(77)
Net increase in cash and cash equivalents	6,819	6,656
Cash and cash equivalents at beginning of period	29,335	19,010
Cash and cash equivalents at end of period	$36,154	$25,666
Supplemental disclosures of cash flow information
Cash paid for interest	$271	$9
Cash paid for income taxes	$90	$132

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

NOTE 2 — NEW ACCOUNTING STANDARDS

In October 2009, an update was made to ASC 605, Revenue Recognition — Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update was effective for the Company beginning January 1, 2011, and could be applied prospectively or retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 31, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has considered all other recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

NOTE 3 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Current investments:
Certificates of deposit	$—	$761
Auction rate securities	—	3,566
Total current investment securities	$—	$4,327

The Company’s investments in certificates of deposit at December 31, 2010 were stated at cost as their carrying value approximated fair value because of their short maturities. The fair value of the auction rate securities at December 31, 2010 was recorded at $3.6 million, or approximately 90% of par. In the first quarter of 2011, the Company sold its two remaining auction rate security positions, representing $4 million par value, at approximately 91% of par. The Company recognized a gain of $31,000 on these sales, which is included in “Other, net” in the Company’s consolidated statement of operations.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$2,025	$2,576
Work in process	2,231	1,870
Finished goods	4,000	4,387
Less: Inventory reserve	(755)	(779)
	$7,501	$8,054

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Equipment held for rental or loan	$37,326	$35,002
Manufacturing equipment and computers	20,937	19,973
Leasehold improvements	4,578	4,452
Furniture and fixtures	1,839	1,674
Building and improvements	1,245	1,245
Land	270	270
Less: accumulated depreciation and amortization	(38,155)	(33,947)
	$28,040	$28,669

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued payroll and employee related expenses	$6,301	$5,082
Accrued indemnification costs (see Note 12)	3,767	5,304
Accrued royalty expense	1,267	826
Deferred rent	593	561
Accrued legal costs	522	938
Accrued sales and value added taxes	455	531
Employee stock purchase plan liability	233	326
Other accrued expenses	2,203	1,946
Less: long-term portion	(624)	(598)
Accrued liabilities: current portion	$14,717	$14,916

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units and stock appreciation rights. The plans provide that stock options be granted with exercise prices not less than the fair market value at the date of grant. Options granted through September 30, 2011 generally vest over three to four years and expire ten years from the date of grant. Options granted to the Board of Directors generally vest over three years from date of grant and expire ten years from the date of grant. Restricted stock awards granted to the Board of Directors generally vest over one year. Restricted stock units granted to certain officers of the Company generally vest over four years. At September 30, 2011, there were 0.4 million shares available for future issuance under these plans.

Valuation and Expense Information

Stock-based compensation expense recognized for the three months ended September 30, 2011 and 2010 was $0.7 million and $0.7 million, respectively, and for the nine months ended September 30, 2011 and 2010 was $1.7 million and $1.9 million, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards vested during the period, (2) restricted stock awards issued to certain of the Company’s

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan (described below). Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period. Cash received from the exercise of options and for the purchase of shares through the employee stock purchase plan was $1.0 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual maturity. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and nine months ended September 30, 2011 and 2010, respectively, using the Black-Scholes pricing model :

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected life (years)	5.89	5.99	5.95	5.98
Risk-free interest rate	0.96%	1.28%	1.36%	1.79%
Expected volatility	66.56%	65.87%	66.06%	66.20%
Expected dividend yield	None	None	None	None

Certain options granted by the Company embody a market condition performance target. For such grants, the valuation must consider the likelihood that the market condition will be satisfied. Accordingly, a trinomial lattice model was used to estimate the fair value of the Company’s options containing a market condition since a lattice model is designed to accommodate dynamic assumptions of expected volatility and exercise behaviors over the option's term and the probability of the market condition being satisfied in the future. Compensation cost is recognized over the requisite service period, which is based on the longer of the derived service period (using a lattice model to calculate a range of possible future stock prices for the Company) or the explicit service period. Compensation cost is required to be recognized regardless of when, if ever, the market condition is met.

The weighted average grant date fair value of options granted during the the three and nine months ended September 30, 2011 was $1.48 and $2.23, respectively, and during the the three and nine months ended September 30, 2010 was $3.02 and $3.46, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	3,985,303	$5.26
Granted	806,800	5.29
Exercised	(328,970)	2.49
Canceled	(728,660)	5.26
Options outstanding at September 30, 2011	3,734,473	$5.51	5.93	$8,486,410
Options exercisable at September 30, 2011	1,699,745	$6.49	4.22	$3,388,150

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.14 on September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2011 was approximately 1.1 million.  The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $1.1 million and $0.1 million, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2011	54,000	$5.04
Awarded	74,030	5.84
Vested/Released	(34,000)	5.22
Awards outstanding at September 30, 2011	94,030	$5.60

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at January 1, 2011	60,000	$5.76
Awarded	161,800	5.15
Vested/Released	(15,000)	5.76
Units outstanding at September 30, 2011	206,800	$5.28

As of September 30, 2011 there was $4.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 16.21% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3.0 years.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

The fair value of the July 2011 offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three and nine months ended September 30, 2011, the Company recognized $45,000 and $134,000 of compensation expense related to its ESPP, respectively.

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

For the three and nine months ended September 30, 2011, options to purchase 2.1 million and 2.0 million weighted average shares, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2010 as shares issuable upon the exercise of stock options were anti-dilutive as a result of the net losses incurred for those periods.  As a result, all of the stock options outstanding to purchase 3.9 million weighted average shares at September 30, 2010 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$109	$(12,709)	$539	$(13,576)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,382	33,119	33,137	33,064
Weighted average common shares issued	164	4	233	30
Weighted average common shares outstanding — basic	33,546	33,123	33,370	33,094
Effect of dilution — stock options	845	—	901	—
Weighted average common shares outstanding — diluted	34,391	33,123	34,271	33,094
Net income (loss) per share — basic	$0.00	$(0.38)	$0.02	$(0.41)
Net income (loss) per share — diluted	$0.00	$(0.38)	$0.02	$(0.41)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses and, in 2010, unrealized losses on the Company’s investment securities that were classified as available for sale securities. The difference between net income (loss) and comprehensive income (loss) for each of these periods is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$109	$(12,709)	$539	$(13,576)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(403)	537	(78)	(313)
Unrealized loss on investment securities		—		(43)
Comprehensive (loss) income	$(294)	$(12,172)	$461	$(13,932)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation loss	Accumulated Other Comprehensive Loss
Beginning balance, January 1, 2011	$(445)	$(445)
Current period change	(78)	(78)
Ending balance, September 30, 2011	$(523)	$(523)

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

U. S. Medical

Products offered by this reportable segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (FDA). At September 30, 2011, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2011 and 2010, a portion

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of product development and administrative costs incurred in the U.S. has been allocated to International Medical, as these costs support the Company’s ability to generate revenue in the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.7 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and $4.9 million and $2.9 million for the nine months ended September 30, 2011 and 2010, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
U.S. Medical:
Disposable products:
Vascular Intervention	$13,736	$12,942	$40,019	$40,553
Lead Management	9,417	8,704	27,691	25,332
Service and other, net of provision for sales returns	2,174	2,089	6,488	6,105
Equipment sales and rentals	1,509	1,716	4,685	4,299
Subtotal	26,836	25,451	78,883	76,289
International Medical:
Disposable products:
Vascular Intervention	2,124	1,627	6,368	5,608
Lead Management	2,383	1,913	6,896	5,233
Service and other, net of provision for sales returns	343	236	1,093	823
Equipment sales and rentals	441	350	1,523	659
Subtotal	5,291	4,126	15,880	12,323
Total revenue	$32,127	$29,577	$94,763	$88,612

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment operating income (loss):
U.S. Medical	$822	$(6,625)	$865	$(7,281)
International Medical	(419)	46	9	(243)
Total operating income (loss)	$403	$(6,579)	$874	$(7,524)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	December 31, 2010

Segment assets:
U.S. Medical	$87,002	$83,262
International Medical	10,298	10,433
Total assets	$97,300	$93,695

In the first nine months of 2011 and 2010, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first nine months of 2011 or 2010.

NOTE 9 — INCOME TAXES

As a result of the Company’s decision in the third quarter of 2010 to increase, to 100%, its valuation allowance against its U.S. deferred asset, the Company does not expect to record a federal tax provision or benefit against its pretax income (loss) in 2011, and did not record any U.S. federal tax provision or benefit in the first nine months of 2011.

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

Income tax expense for the three and nine months ended September 30, 2011 included approximately $40,000 and $118,000, respectively, of state and German income taxes payable from profitable operations in those jurisdictions. For the nine months ended September 30, 2011, the Company also recorded $120,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 75% from December 31, 2010. The Company has a remaining foreign deferred tax asset of $43,000 related to net operating losses in the Netherlands that the Company expects to utilize against taxable income in the Netherlands prior to their expiration at the end of 2011.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2011, the Company paid $25,000 and $78,000 , respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.  During the three and nine months ended September 30, 2011, the Company also paid $-0- and $48,000, respectively, to a director of the Company for royalties based on the sale of the Company’s QuickCat™ product, related to a patent purchased from the director in 2007. An amendment to the Patent Purchase Agreement for this patent was executed in June 2011, which documents that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there will be no future royalty payments to the director.

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

In May 2011, the United States government issued a second superceding indictment narrowing certain of the claims against the defendants. In September 2011, the judge granted a motion for a separate trial for one of the defendants, then set a February 2012 trial date for the other two. No trial date has been set for the individual who will be tried separately. Through September 30, 2011, the Company had received invoices for such legal fees and costs of $2.7 million, of which $2.4 million was paid. Taking into consideration the $2.7 million of costs already incurred and the recent developments in this matter, the

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company continues to believe that $6.5 million remains the best estimate of the low end of the range of its liability; therefore the Company has made no adjustment to the accrued amount. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. Factors that may cause the Company to determine that the $6.5 million accrual needed to be increased would include, but not be limited to: (i) a substantial delay in the first trial date; (ii) a longer than expected second trial; and (iii) the length of an appeals process, if any.

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

Fox/Sopkin

There were no material developments in the Fox matter in the first nine months of 2011. Please refer to our 2010 Annual Report on Form 10-K for a description of this matter. However, in May 2011, the Company was served with a lawsuit that names the Company and Spectranetics B.V., the Company’s Dutch subsidiary, as defendants. The lawsuit was brought in the District Court of Utrecht, the Netherlands, by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings commenced in July 2011 with an administrative hearing. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter.

Cardiomedica

The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. On July 1, 2009, the Court issued a ruling in favor of Cardiomedica for an amount equal to $0.6 million, which included a judgment for lost profits, interest thereon, and certain costs assessed by the Court related to the proceedings.  Such amount was paid in July 2009.

In September 2009, Cardiomedica appealed the ruling of the District Court, seeking additional damages of 1.4 million euros, consistent with its initial claim for damages at the outset of the lawsuit.  In September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring the Company to pay to Cardiomedica an additional $0.8 million in damages, which amount includes interest through September 2011, arising out of Cardiomedica’s appeal. Such amount was paid and expensed in September 2011. The Company is currently evaluating whether it will appeal this ruling, and has until December 2011 to file an appeal.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Kensey Nash milestone payments

On May 30, 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $10.7 million in cash. Under the terms of the agreements, the Company agreed to pay KNC an additional $14 million based on product development, regulatory and sales milestones.

Of the $14 million, up to $8 million is payable based on various product development and regulatory milestones associated with the acquired products. As of September 30, 2011, the Company has paid $2.5 million of the product development and regulatory milestones. Most of the remaining product development and regulatory milestone payments will be payable over the next one to two years, subject to completion by KNC of product development and regulatory approval milestones for the ThromCat device.

The remaining $6 million is based on a sales milestone and is payable once cumulative sales of the acquired products reach $20 million. As of September 30, 2011, cumulative sales of the acquired products totaled $19.3 million. The Company expects to achieve the milestone in the fourth quarter of 2011 and the $6 million payment will be due in the first quarter of 2012. The milestone payments to KNC will be recorded as additional goodwill.

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

Recent Developments

Current and Pending Clinical Trials

During the second quarter of 2011, the FDA granted full approval for an investigational device exemption (IDE) related to a multi-center, randomized trial for in-stent restenosis (ISR) in the United States under the study name EXCITE ISR. The study compares laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem® and Turbo Elite® laser ablation devices. The first enrollment in the study occurred in June 2011. The planned enrollment is 353 subjects at up to 30 sites in the U.S. Subjects enrolled will be followed at 1, 6 and 12 months after the procedure. Data will be submitted to the FDA via a 510(k) after the subjects have had their 6 month follow-up. Currently, 19 sites are approved to enroll in the study and 10 patients have been enrolled to date.

We plan to support a physician-sponsored pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions (PHOTOPAC), is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at 1, 6 and 12 months after the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant. The pilot study will be conducted at up to four sites in Germany.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Product approval in Japan

On April 6, 2011, we announced that the Japanese Ministry of Health, Labor and Welfare (MHLW) granted approval for the LLD® lead locking device, which is used for the removal of pacemaker and defibrillator cardiac leads. The LLD secures leads along the entire length of their hollow inner lumen, permitting physicians to apply steady traction on the lead during the removal process. The approval of LLD complements the prior product and hospital reimbursement approvals in Japan for the Spectranetics Laser Sheath (SLS® II). We now have regulatory and reimbursement approval for our complete lead management system in Japan.

Office-based reimbursement and laser placements

For 2011, the Centers for Medicare and Medicaid Services established payments for lower extremity endovascular revascularization procedures when performed in the office setting.  Reimbursement by Medicare is now available not only for hospital outpatient lower extremity atherectomy procedures when performed in conjunction with angioplasty and/or stent but reimbursement is also available for procedures performed in a properly licensed physician’s office. In the first nine months of 2011, we placed 33 laser systems in office-based settings.

Appointment of President and Chief Executive Officer

In July 2011, we announced the appointment of Scott Drake as President and Chief Executive Officer, effective August 10, 2011. Mr. Drake was appointed to the Board of Directors in September 2011. Mr. Drake joined Spectranetics from DaVita, Inc., where he held a senior executive position since November 2009. Mr. Drake also held several positions of increasing responsibility within various medical device business units at Covidien, Plc over a period of 17 years. From 2001 to 2009 at Covidien, he held president and general manager positions at three medical device business units, ranging in size from $150 million to $1.5 billion in revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific and Latin America (including Puerto Rico). United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. As of September 30, 2011 and 2010, a portion of product development and administrative costs incurred in the U.S. has been allocated to International Medical, as these costs support our ability to generate revenue in the international segment.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2011		2010		2011		2010
Revenue
United States	$26,836	84%	$25,451	86%	$78,883	83%	$76,289	86%
International	5,291	16	4,126	14	15,880	17	12,323	14
Total revenue	$32,127	100%	$29,577	100%	$94,763	100%	$88,612	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net income (loss)
United States	$816	$(12,737)	$910	$(13,298)
International	(707)	28	(371)	(278)
Total net income (loss)	$109	$(12,709)	$539	$(13,576)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended September 30, 2011 and September 30, 2010 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

	Three Months Ended September 30,
(in thousands, except for percentages and laser placements)	2011	% of rev (1)	2010	% of rev (1)	$ change 2011-2010	% change 2011-2010
Revenue
Disposable products revenue:
Vascular Intervention	$15,860	49%	$14,569	49%	$1,291	9%
Lead Management	11,800	37	10,617	36	1,183	11
Total disposable products revenue	27,660	86	25,186	85	2,474	10
Service and other revenue	2,517	8	2,325	8	192	8
Laser equipment revenue:
Equipment sales	719	2	799	3	(80)	(10)
Rental fees	1,231	4	1,267	4	(36)	(3)
Total laser equipment revenue	1,950	6	2,066	7	(116)	(6)
Total revenue	32,127	100	29,577	100	2,550	9
Gross profit	23,444	73	21,091	71	2,353	11
Operating expenses
Selling, general and administrative	17,716	55	15,963	54	1,753	11
Research, development and other technology	4,729	15	3,577	12	1,152	32
Litigation charge	596	2	—	—	596	—
Federal investigation legal and accrued indemnification costs	—	—	6,527	22	(6,527)	(100)
Asset impairment charge	—	—	939	3	(939)	(100)
Employee termination costs	—	—	664	2	(664)	(100)
Total operating expenses	23,041	72	27,670	94	(4,629)	(17)
Operating income (loss)	403	1	(6,579)	(22)	6,982	(106)
Other income (expense)
Litigation-related interest expense	(230)	(1)	—	—	(230)	—
Interest income, net	17	—	36	—	(19)	(53)
Other income, net	(1)	—	(21)	—	20	(95)
Income (loss) before income taxes	189	1	(6,564)	(22)	6,753	(103)
Income tax expense	(80)	—	(6,145)	(21)	6,065	(99)
Net income (loss)	$109	—%	$(12,709)	(43)%	$12,818	(101)%

Worldwide installed base of laser systems	994		934		60
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the three months ended September 30, 2011 was $32.1 million, a 9% increase as compared with $29.6 million for the quarter ended September 30, 2010.  The increase was primarily due to increased Lead Management (LM) and Vascular Intervention (VI) disposables revenue and increased service and other revenue, partially offset by a 6% decline in

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

laser equipment revenue compared with the year-ago quarter. Of the 9% increase, $0.4 million, or 2%, was related to changes in foreign currency exchange rates. Our product mix changed slightly year-over-year, with 86% of revenue coming from disposables in the third quarter of 2011 compared with 85% from disposables in the third quarter of 2010.  Service and other revenue remained stable at 8% of total revenue in the third quarter of 2011 and 2010. Revenue from laser equipment sales and rentals decreased to 6% of total revenue in the third quarter of 2011 compared with 7% of revenue in the third quarter of 2010.

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, increased 9% to $15.9 million in the third quarter of 2011 as compared with $14.6 million in the third quarter of 2010.  This year-over-year increase reversed a trend of year-over-year declines we had experienced since the second quarter of 2010, primarily due to improving atherectomy revenue. Peripheral atherectomy revenue has strengthened in the first half of 2011 due in part to the recent reimbursement ruling related to office-based atherectomy procedures discussed in Recent Developments above. VI sales include three product categories — atherectomy, which increased 17%; crossing solutions, which decreased 4%; and thrombectomy, which increased 3%, all compared with the third quarter of 2010.  The decrease in crossing solutions product sales was due primarily to increased competition. The slight increase in thrombectomy revenue is due to an increase in sales of the QuickCat™ , offsetting a decline of sales of ThromCat® products.

LM revenue grew 11% for the three months ended September 30, 2011 as compared with the 2010 third quarter.  We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines set forth by the Heart Rhythm Society for lead extractions, (3) an expanding market for lead extractions due primarily to increasing infection rates and an increase in the number of malfunctioning leads, and (4) our expanded sales organization, which was initially established in 2008. LM revenue increased significantly in Japan, where recent reimbursement approvals have allowed us to make available our complete lead management system.

Laser equipment revenue was $2.0 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively.  We sold seven laser systems in the third quarter of 2011 (four sales from inventory and three sale conversions from rental systems) as compared with six laser system sales in the same period of the prior year; however, average selling prices were lower in 2011 due to the lower sales price of sale conversions.  Rental revenue decreased 3% year-over-year, primarily due to a decrease in Cap-Free (fee per procedure) revenue. Service and other revenue increased 8% at $2.5 million in the third quarter of 2011 compared with $2.3 million in the third quarter of 2010.

We placed 29 laser systems with new customers during the quarter ended September 30, 2011 compared with 25 during the third quarter of last year.  Of these laser placements, ten were transfers from the existing installed base, compared with six transfers in the third quarter of 2010. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements this quarter bring our worldwide installed base of laser systems to 994 (757 in the U.S.) at September 30, 2011.

On a geographic basis, revenue in the United States was $26.8 million during the quarter ended September 30, 2011, an increase of 5% from the prior year third quarter.  International revenue totaled $5.3 million, an increase of 28% from the third quarter of 2010.  The increase in international revenue was across nearly all product lines, and was primarily due to an 86% increase in atherectomy revenue, as well as a 25% increase in LM revenue. The increases in disposables revenue included increases in both Europe and Asia-Pacific/Latin America (APLA). Fluctuations in foreign exchange rates also contributed $0.4 million to the current year third quarter revenue increase compared with the prior year period.

Gross margin percentage for the third quarter of 2011 was 73% and in the third quarter of 2010 was 71%. The increase was due primarily to improved manufacturing efficiencies as well as a more margin-favorable product mix, with a higher percentage of sales of laser disposables, which generally carry higher gross margins than non-laser catheters, in the third quarter of 2011 compared with the third quarter of 2010. Margins can fluctuate quarter to quarter based on a number of factors, including manufacturing efficiencies and product mix.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Operating expenses

Operating expenses of $23.0 million in the third quarter of 2011 decreased 17% compared with $27.7 million in the third quarter of 2010. Operating expenses represented 72% of total revenue in the third quarter of 2011 as compared with 94% of total revenue in the third quarter of 2010.  Operating expenses for the third quarter of 2011 included a litigation charge of $0.6 million, further described below. Operating expenses for the third quarter of 2010 included a number of special items, totaling $8.1 million, which are separately disclosed components within operating expenses in our statement of operations, also further described below.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased 11% compared with the year ago quarter.  SG&A expenses represented 55% of revenue in the third quarter of 2011 compared with 54% of revenue in the third quarter of 2010.

Within SG&A, marketing and selling expenses increased 4% year-over-year, with increases in both VI and LM sales and marketing, due to increased commissions expense related to the higher revenue, additional marketing personnel and increased marketing and training events in the United States. In addition, international sales expense increased due to new hires as well as foreign currency fluctuations. General and administrative expenses increased 19% year-over-year, primarily due to increased company-wide performance-based incentive compensation and legal expense.

Research and development. Research, development and other technology expenses of $4.7 million for the third quarter of 2011 increased 32% compared with the third quarter of 2010. As a percentage of revenue, research and development costs increased to 15% in the third quarter of 2011 from 12% in the third quarter of 2010, due to our investments primarily in new product development projects and the EXCITE ISR clinical trial. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•
Product development costs increased by nearly $0.9 million compared with the third quarter of 2010, due to an increase in headcount and in expenses, primarily materials, related to new product development projects.

•	Clinical studies expense increased by approximately $0.2 million due primarily to costs related to the randomized clinical EXCITE ISR trial.

Litigation charge. We have been engaged in a dispute since 1999 with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. In 2009, the Court issued a ruling in favor of Cardiomedica, requiring us to pay $0.6 million, which ruling Cardiomedica appealed. In September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica an additional $0.6 million in damages plus $0.2 million in interest. Such amount was paid and expensed in September 2011. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this report for further discussion of this matter.
Federal investigation legal and accrued indemnification costs. In the third quarter of 2010, we recorded a $6.5 million charge to accrue the low end of our estimate of the range of our contingent liability under indemnification obligations we have with certain former employees who were indicted on charges related to the subjects of a federal investigation. At that time, we estimated that the legal fees in this matter could range from $6.5 million to $11.5 million through trial, developing the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to our indemnification obligations. A portion of these expenses have been actually incurred through September 30, 2011 and the proceedings are ongoing. We continue to believe that the total actual expenses will fall in the $6.5 to $11.5 million range, and therefore we made no additional accrual for these expenses in the quarter ended September 30, 2011. The actual expenses may be higher or lower than the estimate depending upon final resolution of the matter. See Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this report for further discussion of this matter.

Asset impairment charge. In the third quarter of 2010, we wrote off a capital project in process which was no longer expected to be completed and utilized, due to an EPA ruling which effectively limited the useful life of the asset.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Employee termination costs. In the third quarter of 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010.

Interest income (expense)
Litigation related interest expense. As discussed above, in September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica $0.6 million for lost profits plus $0.2 million in interest. Such amount was paid and expensed in September 2011.
Interest income, net. Interest income decreased 53% to $17,000 in the third quarter of 2011 from $36,000 in the third quarter of 2010. The decrease in interest income in 2011 is due primarily to a lower investment portfolio balance and to lower interest rates on our invested balances.
 Income (loss) before income taxes
 Pre-tax income for the three months ended September 30, 2011 was $0.2 million, compared with a pre-tax loss of $6.6 million for the three months ended September 30, 2010.
 Income taxes
As a result of our decision in the third quarter of 2010 to increase, to 100%, our valuation allowance against our U.S. deferred asset, we do not expect to record a U.S. federal tax provision or benefit against our pretax income (loss) in 2011, and did not record any U.S. federal tax provision or benefit in the third quarter of 2011.

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
Income tax expense for the three months ended September 30, 2011 included approximately $40,000 of state and German income taxes payable from profitable operations in those jurisdictions. We also recorded $40,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 25% for the quarter.

Net income (loss)
 We recorded net income for the three months ended September 30, 2011 of $0.1 million, or $0.00 per share, compared with a net loss of $12.7 million, or $(0.38) per share, in the three months ended September 30, 2010.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended September 30, 2011 as compared with the prior year period caused an increase in consolidated revenue of approximately $0.4 million and an increase in consolidated net income of approximately $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the nine months ended September 30, 2011 and September 30, 2010 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
(in thousands, except for percentages and laser placements)	2011	% of rev (1)	2010	% of rev (1)	$ change 2011-2010	% change 2011-2010
Revenue
Disposable products revenue:
Vascular Intervention	$46,387	49%	$46,161	52%	$226	—%
Lead Management	34,587	36	30,565	34	4,022	13
Total disposable products revenue	80,974	85	76,726	87	4,248	6
Service and other revenue	7,581	8	6,928	8	653	9
Laser equipment revenue:
Equipment sales	2,360	2	1,112	1	1,248	112
Rental fees	3,848	4	3,846	4	2	—
Total laser equipment revenue	6,208	7	4,958	6	1,250	25
Total revenue	94,763	100	88,612	100	6,151	7
Gross profit	67,840	72	63,219	71	4,621	7
Operating expenses
Selling, general and administrative	52,707	56	51,436	58	1,271	2
Research, development and other technology	13,663	14	10,884	12	2,779	26
Litigation charge	596	1	—	—	596	—
Federal investigation legal and accrued indemnification costs	—	—	6,820	8	(6,820)	(100)
Asset impairment charge	—	—	939	1	(939)	(100)
Employee termination costs	—	—	664	1	(664)	(100)
Total operating expenses	66,966	71	70,743	80	(3,777)	(5)
Operating income (loss)	874	1	(7,524)	(8)	8,398	(112)
Other income (expense)
Litigation-related interest expense	(230)	—	—	—	(230)	—
Interest income, net	68	—	181	—	(113)	(62)
Other income, net	65	—	(21)	—	86	(410)
Income (loss) before income taxes	777	1	(7,364)	(8)	8,141	(111)
Income tax expense	(238)	—	(6,212)	(7)	5,974	(96)
Net income (loss)	$539	1%	$(13,576)	(15)%	$14,115	(104)%

Worldwide installed base of laser systems	994		934		60
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the nine months ended September 30, 2011 was $94.8 million, a 7% increase as compared with $88.6 million for the nine months ended September 30, 2010.  The increase was primarily due to increased Lead Management (LM) disposables revenue and increased equipment, service and other revenue, with a slight increase in Vascular Intervention

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

(VI) disposables revenue compared with the year-ago period. Of the 7% increase, $0.9 million, or 1%, was related to changes in foreign currency exchange rates. Our product mix changed slightly year-over-year, with 85% of revenue coming from disposables in the first nine months of 2011 compared with 87% from disposables in the first nine months of 2010.  Service and other revenue remained stable at 8% of total revenue in the first nine months of 2011 and 2010. Revenue from laser equipment sales and rentals increased to 7% of total revenue in the first nine months of 2011 compared with 6% of revenue in the first nine months of 2010.

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, increased slightly to $46.4 million in the first nine months of 2011 as compared with $46.2 million in the first nine months of 2010. VI disposables revenue continued its turnaround, marked by three consecutive quarters of sequential improvement since the fourth quarter of 2010, due in part to the recent reimbursement ruling related to office-based atherectomy procedures discussed in Recent Developments above. VI sales include three product categories — atherectomy, which increased 2%; crossing solutions, which were flat; and thrombectomy, which decreased 3%, all compared with the first nine months of 2010.  Crossing solutions product sales were flat year-over-year, in spite of increased competition. The decline in thrombectomy revenue is primarily due to a reduction in sales of the ThromCat®.

LM revenue grew 13% for the nine months ended September 30, 2011 as compared with the first nine months of 2010.  We continue to believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines set forth by the Heart Rhythm Society for lead extractions, (3) an expanding market for lead extractions due primarily to increasing infection rates and an increase in the number of malfunctioning leads, and (4) our expanded sales organization, which was initially established in 2008. LM revenue increased significantly in Japan, where recent reimbursement approvals have allowed us to make available our complete lead management system.

Laser equipment revenue was $6.2 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.  We sold 21 laser systems in the first nine months of 2011 (13 sales from inventory and eight sale conversions from rental units) as compared with eight laser system sales in the same period of the prior year.  Rental revenue was flat year-over-year, with increased revenue from straight rentals offset by a decrease in volume-based and Cap-Free (fee per procedure) revenue. Service and other revenue increased 9% at $7.6 million in the first nine months of 2011 compared with $6.9 million in the first nine months of 2010, due primarily to our increased installed base of laser systems.

We placed 99 laser systems with new customers during the nine months ended September 30, 2011 compared with 62 during the same period of last year.  Of the 2011 laser placements, 33 of the new placements were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. Recent reimbursement changes for procedures conducted in an office setting enabled us to place lasers with these office-based physicians. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements year-to-date bring our worldwide installed base of laser systems to 994 (757 in the U.S.) at September 30, 2011.

On a geographic basis, revenue in the United States was $78.9 million during the nine months ended September 30, 2011, an increase of 3% from the prior year period.  International revenue totaled $15.9 million, an increase of 29% from the first nine months of 2010.  The increase in international revenue was primarily due to a 32% increase in LM revenue, with increases in both Europe and APLA, as well as a 14% increase in VI revenue. In addition, we recorded six laser system sales in the first nine months of 2011 compared with two laser system sales in the prior year period. Fluctuations in foreign exchange rates also contributed $0.9 million to the current year revenue increase compared with the prior year period.

Gross margin percentage for the first nine months of 2011 was 72% compared with 71% in the prior year period. The increase was due primarily to product mix, with a higher percentage of sales of laser disposables, which carry higher gross margins than non-laser catheters, in the first nine months of 2011 compared with the prior year period. Margins can fluctuate quarter to quarter based on a number of factors, including manufacturing efficiencies and product mix.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Operating expenses

Operating expenses of $67.0 million in the first nine months of 2011 decreased 5% compared with $70.7 million in the first nine months of 2010.  Operating expenses represented 71% of total revenue in the first nine months of 2011 as compared with 80% of total revenue in the first nine months of 2010.  Operating expenses for the first nine months of 2011 included a litigation charge of $0.6 million, further described below. Operating expenses for the first nine months of 2010 included a number of special items, totaling $8.4 million, which are separately disclosed components within operating expenses in our statement of operations, further described below and in the quarterly discussion above.

Selling, general and administrative. Selling, general and administrative (SG&A) expenses increased 2% compared with the year ago period.  SG&A expenses represented 56% of revenue in the nine months of 2011 compared with 58% of revenue in the first nine months of 2010.

Within SG&A, marketing and selling expenses increased 3% year-over-year, with a decrease in VI field sales, primarily due to the VI sales force realignment in September 2010, offset by increases in VI and LM marketing, due to new hires and increased marketing and training events, and increases in international sales expense, due in part to new hires as well as foreign currency fluctuations. General and administrative expenses were flat year-over-year, with increases in company-wide performance-based incentive compensation expense offset by a decrease in outside consulting costs associated with regulatory compliance.

Research and development. Research, development and other technology expenses of $13.7 million for the first nine months of 2011 increased 26% compared with $10.9 million in the first nine months of 2010. As a percentage of revenue, research and development costs increased to 14% in the first nine months of 2011 from 12% in the first nine months of 2010, due to our investments primarily in new product development projects and the EXCITE ISR clinical trial. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs are as follows:

•
Product development costs increased by nearly $1.8 million compared with the first nine months of 2010, due to an increase in headcount and in expenses, primarily materials, related to new product development projects.

•	Clinical studies expense increased by approximately $0.7 million due primarily to costs associated with the randomized clinical EXCITE ISR trial.

Federal investigation legal and accrued indemnification costs. In addition to the accrued indemnification costs described above, in the nine months ended September 30, 2010 we had $0.3 million of legal costs associated with a federal investigation.

Interest income (expense)
Interest income, net. Interest income decreased 62% to $68,000 in the first nine months of 2011 from $181,000 in the first nine months of 2010. The decrease in interest income in 2011 is due to a lower investment portfolio balance and to lower interest rates on our invested balances.
 Income (Loss) before income taxes
 Pre-tax income for the nine months ended September 30, 2011 was $0.8 million, compared with a pre-tax loss of $(7.4) million for the nine months ended September 30, 2010.
Income taxes
As a result of our decision in the third quarter of 2010 to increase, to 100%, our valuation allowance against our U.S. deferred asset, we do not expect to record a U.S. federal tax provision or benefit against our pretax income (loss) in 2011, and did not record any U.S. federal tax provision or benefit in the first nine months of 2011.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

 In the third quarter of 2010, we increased to 100% our valuation allowance against our U.S. deferred tax asset. The effect of the valuation allowance adjustment was to increase the Company's provision for income taxes by $6.1 million for the nine months ended September 30, 2010. We do not contemplate decreasing the valuation allowance against our U.S. deferred tax asset until we have a historical trend of taxable income and can predict future income with more certainty. See Note 9, “Income Taxes” to our condensed consolidated financial statements for further discussion. Income tax expense in 2010 also included approximately $102,000 comprised of state and foreign income taxes payable for the nine months ended September 30, 2010.
Income tax expense for the nine months ended September 30, 2011 included approximately $118,000 of state and German income taxes payable from profitable operations in those jurisdictions. We also recorded $120,000 of Dutch income tax provision related to the statutory profits recorded at Spectranetics B.V. which reduced the foreign deferred tax asset by approximately 75% in the first nine months of the year.

Net income (loss)
 We recorded net income for the nine months ended September 30, 2011 of $0.5 million, or $0.02 per share, compared with a net loss of $(13.6) million, or $(0.41) per share, in the nine months ended September 30, 2010.

Functional currency

The functional currency of Spectranetics International B.V. and Spectranetics Deutschland GmbH is the euro.  All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the nine months ended September 30, 2011 as compared with the prior year period caused an increase in consolidated revenue of approximately $0.9 million and an increase in consolidated net income of approximately $0.3 million.

Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents and current investment securities available for sale of $36.2 million, an increase of $2.5 million from $33.7 million at December 31, 2010.

At September 30, 2011, we had no current investment securities, as we sold our short-term certificates of deposit during the third quarter of 2011. We also sold our remaining auction rate securities in the first quarter of 2011.

During the first quarter of 2012, we expect two significant uses of cash. First, we expect to make a cumulative sales milestone payment of $6.0 million to Kensey Nash Corporation (KNC) in the first quarter of 2012. The milestone payment is payable when cumulative sales of the products we acquired from them in 2008 reach $20 million, and we expect to achieve the milestone in the fourth quarter of 2011. The $6.0 million will be due in the first quarter of 2012. Additional milestone payments of $5.5 million related to KNC product development and regulatory milestones may be payable over the next one to two years, subject to completion by KNC of product development and regulatory approval milestones for the ThromCat device. See further discussion of these payments in Note 12 to our condensed consolidated financial statements included in this report. Second, we currently expect to pay a substantial portion of the accrued indemnification obligations in the first quarter of 2012, to coincide with the trial date, subject to the uncertainties inherent in the $6.5 million estimate accrued in the third quarter of 2010. The cash payments for the indemnification obligations will reduce the accrued liability on our balance sheet. See further discussion of these costs in Note 12 to our condensed consolidated financial statements included in this report.

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

Operating Activities. For the nine months ended September 30, 2011, cash provided by operating activities totaled $3.7 million.  The primary sources and uses of cash were the following:

(1)
Our net income of $0.5 million included approximately $9.7 million of non-cash expenses. Non-cash expenses included $7.5 million of depreciation and amortization, $1.7 million of stock-based compensation, $0.3 million of provision for excess and obsolete inventories and a net change in deferred tax assets of $0.1 million.

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $6.5 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $4.5 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	The payment of $1.9 million of accrued indemnification costs (see Note 12, “Commitments and Contingencies” to our consolidated financial statements included in this report);

•
An increase in trade accounts receivable of $1.6 million, due primarily to higher revenue in the latter half of the third quarter of 2011 as compared to the latter half of the fourth quarter of 2010, with days sales outstanding remaining constant; and

•
An increase in prepaid expenses and other current assets of $0.8 million due primarily to an increase in certain pre-payments for trade shows and other sales and marketing events scheduled for the fourth quarter of 2011 and the first quarter of 2012.

These uses of cash were partially offset by:

•	An increase in accounts payable and accrued liabilities of $2.3 million, due primarily to the timing of vendor payments; and

•
A decrease in inventory of $0.2 million, due primarily to the increase in laser placements and sales in the first nine months of 2011 which reduced our laser inventory at September 30, 2011 as compared with December 31, 2010.

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

	September 30, 2011	December 31, 2010
Days Sales Outstanding	48	48
Inventory Turns	4.6	4.3

Investing Activities. For the nine months ended September 30, 2011, cash provided by investing activities was $2.1 million, consisting of proceeds from the sale and partial redemption of auction rate securities and certificates of deposit of $4.4 million, offset by capital expenditures of $2.2 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2011 was $1.0 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

At September 30, 2011, we had no significant debt or capital lease obligations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Currently, we do not hedge these foreign currency exposures.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the nine months ended September 30, 2011 as compared with the prior year period caused an increase in consolidated revenue of approximately $0.9 million and an increase in consolidated net income of approximately $0.3 million.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

The Spectranetics Corporation
(Registrant)

November 4, 2011	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

November 4, 2011	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer