Form 10-K
period 2011-12-31
SPECTRANETICS CORP
filed 2012-03-15
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting stock of the Registrant, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $203,112,390, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of March 9, 2012, there were outstanding 34,033,785 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 2012, are incorporated by reference into Part III as specified herein.

ii

PART I

The information set forth in this annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 (the Exchange Act), as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission (SEC) and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth in the risk factors listed from time to time in our filings with the SEC as well as those set forth in Item 1A, “Risk Factors.” We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

A glossary of terms relevant to our products begins on page 72 of this annual report.

ITEM 1.    Business

General

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to treat arterial blockages in the heart and legs and to remove pacemaker and defibrillator cardiac leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. Our Vascular Intervention business unit includes:

•	a range of peripheral and cardiac laser catheters for ablation of blockages in arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy);

•	support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions);

•	therapeutic infusion system catheters for vascular delivery of drugs and diagnostic agents; and

•	aspiration and thrombectomy catheters for the removal of thrombus (thrombus management).

Our Lead Management business unit includes excimer laser sheaths, non-laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Our two reporting segments are United States Medical and International Medical. United States Medical includes sales operations in the United States and Canada. International Medical includes our sales presence in more than 40 countries outside of the U.S., including our direct sales operations in certain countries in Europe and Puerto Rico and a network of nearly 50 distributors. Total international revenue in 2011 (including Asia Pacific and Latin American countries) was 17% of our consolidated revenue.

Vascular Intervention Business

Peripheral Atherectomy

Peripheral arterial disease (PAD) is characterized by clogged or obstructed arteries in the legs. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation. According to a 2011 industry report, an estimated 17.6 million people in the United States suffer from PAD. Symptoms of PAD include pain, cramping and weakness in the leg or hip muscles. In the case of intermittent claudication, the symptoms may appear while walking. For individuals with critical limb ischemia, the most severe form of PAD, symptoms may appear while resting. According to various data sources and internal estimates, approximately 350,000 endovascular procedures are performed each year to treat PAD in the femoral, popliteal and infrapopliteal arteries in the leg. Endovascular treatment options include balloon angioplasty, stenting and atherectomy, and more invasive approaches include bypass surgery and amputation. According to industry sources, there were approximately 150,000 femoropopliteal bypass procedures performed in the U.S. in 2010. We believe, based on data from multiple sources, that there are approximately 150,000 PAD-related amputations performed each year in the U.S.

We have an indication cleared by the Food and Drug Administration (FDA) for the treatment of stenoses and occlusions within the arteries of the leg. Because our technology can be utilized to ablate multiple lesion morphologies, including plaque, moderate calcium and thrombus, we believe our system enables physicians to expand the number of minimally invasive procedures they can perform. For example, our system can be used to cross chronic total occlusions (CTO) in the heart or the leg. We believe our 0.9 mm catheters are smaller than any approved balloon angioplasty catheter or any other approved mechanical atherectomy device, which enables the treatment of smaller arteries in the lower leg. In 2010, we commenced the commercial launch of our Turbo-Tandem® product, designed to treat blockages in the larger arteries above the knee. In 2011, we expanded the Turbo-Tandem product family, which now includes 7French and 8French options for treatment of infrainguinal stenosis and occlusions.

We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, are looking for effective minimally invasive solutions to treat PAD. We believe that balloons and stents, although commonly used to treat PAD, have not been proven to have a long-lasting clinical benefit in the legs, and surgical bypass and amputation carry significant patient risk and cost. Laser atherectomy has emerged as a viable treatment option for PAD, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. We offer our Turbo Elite® atherectomy catheters in a broad range of sizes, enabling physicians to treat both smaller and larger diameter arteries. In addition, we believe our laser system and Turbo Elite catheter technology each offer a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation, more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile as compared with other atherectomy devices.

Coronary Atherectomy

In the coronary market, our disposable catheters are used to treat complex coronary artery disease as an adjunctive treatment to traditional percutaneous coronary interventions, or PCI, using balloons and stents. The FDA has approved the following seven indications for our products:

•	occluded saphenous vein bypass grafts,

•	ostial lesions,

•	long lesions,

•	moderately calcified stenoses,

•	total occlusions traversable by guidewire,

•	lesions with previously failed balloon angioplasty, and

•	restenosis in 316L stainless steel stents, prior to brachytherapy.

Thrombus Management

 In the thrombus management market, we offer aspiration and thrombectomy products to address thrombus-laden lesions. Thrombus, or clot, large enough to block blood flow in the coronary, peripheral, or cerebral arteries is an accumulation and final product of blood coagulation. Thrombosis is a natural response to vascular damage, commonly arising as a result of a lesion in the vessel wall, or atherosclerosis. The thrombus may block the artery at the lesion location and can potentially dislodge and travel further downstream in the arterial system. Depending on the location of the thrombus, arterial complications such as myocardial infarction in the coronary arteries, stroke in the brain, or acute limb ischemia in the extremities may occur.

Positive clinical results were published regarding the use of aspiration catheters in the 2008 Thrombus Aspiration during Percutaneous coronary intervention in Acute myocardial infarction Study. The study indicated a significantly lower risk of mortality and increased coronary muscle reperfusion indicated by angiographic blush grading when an aspiration catheter was used in combination with PCI compared to PCI alone.

In the United States, our thrombus management revenue consists primarily of the sale of aspiration catheters. According to a 2009 industry report, the aspiration catheter market in the United States was approximately $48.5 million in 2009 with a projected annual growth rate of 14.5%. In the coronary arteries, the primary usage is to treat an acute myocardial infarction with an aspiration catheter to immediately open the blocked artery.

Crossing Solutions

Our crossing solutions catheter products support guidewires and other devices in facilitating vascular access in the arterial system to enable various types of interventions. Gaining access to the lesion and fully crossing the blockage with the guidewire is essential. The interventional procedure, whether atherectomy, balloon dilation, or stent placement, cannot occur without lesion access. Our products are designed to provide directional support and force transfer to the guidewire, either columnar straightline strength to progress through an occluded artery or angled support to gain access into difficult branched anatomy. We believe we are the leader in the support catheter market, which we estimate to be approximately $30 million annually.

Therapeutic Infusion System

The TAPAS™  (Targeted Adjustable Pharmaceutical Application System) catheter features two compliant occlusion balloons that enable targeted local delivery of any physician-specified drug or diagnostic agent. We believe a significant portion of approximately 350,000 U.S. peripheral interventions do not have an effective method of delivering local drug therapy. In a November 2011 Spectranetics survey to approximately 200 physicians, local pharmaceutical delivery was found to be a primary unmet need. We believe the introduction of the TAPAS catheter has the potential to meet this need.

The TAPAS catheter can be used in conjunction with our laser atherectomy or other interventional devices. Clinical studies are currently underway to investigate whether debulking with laser or other atherectomy devices prior to drug delivery improves patient outcomes. The product has recently received FDA 510(k) clearance and CE Mark approval. It will be launched in a limited number of U.S. and European hospitals in the first half of 2012.

Lead Management Business

We are also a leader in devices for the removal of infected, defective or abandoned pacemaker and defibrillation cardiac leads. We believe that well over 100,000 leads are removed from functional service every year due to infection, malfunction, system upgrade, venous occlusion and other less common reasons. We also believe that the majority of the non-infected portion of these leads are presently capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. Data from our clinical trials indicates that the use of our Spectranetics Laser Sheath (SLS®) resulted in a rate of major complication below 2%, and the most recently published Lead Extraction in Contemporary Settings (LExICon) study results show major complications approaching only 1%. We believe that the safety profile of laser-assisted lead removal is strongly established and the long-term consequences associated with abandoned leads are more significant than generally believed.

According to clinical research conducted by the cardiac rhythm management industry, patients suffering from congestive heart failure, as well as patients who have had prior heart attacks, may have reduced mortality risk as a result of the implant of an implantable cardioverter defibrillator (ICD). Because the most advanced ICD systems, known as cardiac resynchronization therapy defibrillators or CRT-Ds, have more leads per device than standard pacemakers, and because defibrillation leads are typically larger in diameter than pacemaker leads, the potential for venous obstruction is increased. This is especially true where an existing pacing system is upgraded to an ICD system resulting in a redundant ventricular pacing lead. As a result, we believe these situations lend themselves to an increased likelihood of redundant leads being removed.

We believe, along with many leading physicians, that removal of non-functional leads in many cases, especially in relatively younger patients, serves to avoid future complicating scenarios that may occur over the course of the patient’s life with their implanted leads. Consistent with our view, the Heart Rhythm Society updated its recommendations for lead extraction in 2009 and expanded the detailed list of indications for lead extraction to include several well-defined scenarios involving non-functional leads, functional leads and venous occlusion. In addition, they strengthened recommendations on extraction of infected leads. The ongoing management of the Medtronic Sprint Fidelis lead recall, initially announced in 2007 to affect 265,000 leads worldwide, has elevated physician awareness of the need to employ a comprehensive lead management strategy for their patients, to include appropriate use of laser-assisted lead removal. In 2011, a recall of St. Jude’s Riata Silicone ICD leads, with 227,000 implanted worldwide, also increased the awareness of the need for lead management strategies and tools. The Heart Rhythm Society guidelines from 2009 also identified specific clinical indications related to device patients requiring a magnetic resonance imaging (MRI), because nearly 200,000 device patients each year cannot have an MRI performed due to the potential for serious adverse events of exposing a traditional pacemaker and pacing leads to a strong magnetic field. Recently, Medtronic developed the world’s first pacemaker and dedicated pacing leads specifically designed to operate in an MRI environment. When these MRI-compatible pacemakers and leads are implanted in a patient with an existing pacemaker, the previously implanted leads need to be removed. We believe there is an opportunity for lead extraction for thousands of device patients who may replace their pacemakers to have access to an MRI.

In May 2009, we announced initial data from the four-year, retrospective LExICon study, and final results were published in February 2010 in the Journal of the American College of Cardiology. The study examined laser-assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS II Laser Sheath. The study demonstrated a low rate of complication with a 1.4% major adverse event rate and 0.28% mortality rate, which represent a 26% relative reduction and more than 50% relative reduction, respectively, compared to a previous multi-center study evaluating the original SLS laser sheath. Efficacy results were very strong with a 97.7% clinical success rate. We believe this data add strongly to the clinical evidence supporting the safety of laser-assisted lead removal and will be instrumental in reshaping perceptions around this procedure as a mainstream treatment option for device patients.

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

Our Products

Our disposable products are focused in two categories: Vascular Intervention (VI) and Lead Management (LM).

Vascular Intervention Products

VI includes the following product lines: Peripheral Atherectomy, Coronary Atherectomy, Crossing Solutions, Thrombus Management and Therapeutic Infusion System.

Peripheral Laser Atherectomy

The peripheral atherectomy product line consists of a broad selection of proprietary laser catheters that are indicated for the treatment of infrainguinal (leg) arterial stenoses and occlusions. Peripheral atherectomy is our largest product line and represented 50% of our VI revenue in 2011. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy or thrombectomy devices. Our laser catheters are offered in sizes ranging from 0.9 to 2.5 millimeters in diameter and contain up to 250 small, flexible optical fibers mounted within a thin plastic tube. These fibers are coupled to the laser using our intelligent connector, which identifies the catheter type to our CVX-300 laser computer, and automatically controls the calibration cycle and energy output. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion under x-ray guidance using conventional angioplasty tools. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the lesion. Our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip. It is able to break down the molecular bonds of plaque, moderate calcium and thrombus into particles, the majority of which are smaller than red blood cells, without significant thermal damage to surrounding tissue.

The table below highlights our laser ablation products for the treatment of peripheral arterial disease.

Name	Sizes (mm unless otherwise indicated)	Regulatory Clearance	Key Features
Turbo Elite®	0.9, 1.4, 1.7, 2.0, 2.3, 2.5	U.S., CE-Mark countries, Australia, Canada, Costa Rica, Israel, Russia, Taiwan, Thailand, Venezuela	80-Hz repetition rate, “continuous on” lasing capability, lubricious coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions except for 2.3 and 2.5 (OTW only).
Turbo-Tandem®	7French 8French	7French: U.S., CE-Mark countries, Canada; 8French: U.S., CE-Mark countries
Combination of a 7French or 8French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. A new cantilever design handle incorporates six advancement positions, a flush port and two release arms to maintain consistent positioning of the laser catheter and precise lesion targeting in larger vessels.

Turbo Elite.    The Turbo Elite catheter was designed specifically for the treatment of PAD in infrainguinal (leg) arteries. The catheter is currently indicated for the treatment of all stenoses and occlusions within the arteries of the leg and has no known contraindications. It is effective in this area due to catheter flexibility and the active ablation area covering a high percentage of the catheter tip. We believe our Turbo Elite catheter technology offers a number of patient benefits, including a minimally invasive alternative to bypass surgery and amputation as well as more predictable outcomes in addressing PAD, reduced procedure time and a better safety profile when compared with other atherectomy devices. We believe that our Turbo Elite technology reduces the risk of distal embolization with proper advancement technique, because our laser can ablate blockages into tiny particles, the majority of which are smaller than red blood cells.

Turbo-Tandem.   In October 2011, we received FDA clearance for our 8French Turbo-Tandem System which integrates an 8French laser guiding catheter with a 2.0mm equivalent laser catheter. The 8French system was a line extension for the 7French Turbo-Tandem System. It aims to treat larger vessels than the 7French Turbo-Tandem, which received FDA clearance in January 2010 and which we introduced in March 2010 following completion of an initial market evaluation. The Turbo-Tandem is a unique combination of a 7French or 8French laser guide catheter integrated with a 2.0 mm equivalent laser catheter. It was designed to create larger lumens to perform atherectomy and ablation of plaque in arterial lesions above the knee, primarily within the superficial femoral and popliteal arteries. The Turbo-Tandem incorporates a handle to facilitate proper positioning of the laser catheter on the ramp; a distal tip with additional stiffness; and an increased ramp angle to allow for further biasing of the laser catheter. The angled ramp at the tip of the guide catheter allows the physician circumferential guidance and positioning of the laser catheter within the vessel, and a push-button control, which provides control for repeated passes through the vessel and greatly simplifies use of the Turbo-Tandem.

Coronary Laser Atherectomy

The coronary atherectomy product line consists of a broad selection of proprietary laser catheters that can be used in many different types of coronary artery disease (CAD). Coronary atherectomy represented 8% of our VI revenue in 2011. Approved indications include occluded saphenous vein bypass grafts, ostial lesions, long lesions, moderately calcified stenoses, total occlusions traversable by guidewire, lesions with previously failed balloon angioplasty, and restenosis in 316L stainless steel stents, prior to brachytherapy. In this market, our laser catheters are frequently used with other devices such as balloons and drug-eluting stents.

The table below highlights our laser product offerings for the treatment of coronary artery disease.

Name	Sizes (mm unless otherwise indicated)	Regulatory Clearance	Key Features
ELCA® Laser Ablation Catheter	0.9, 1.4, 1.7, 2.0	U.S., CE-Mark countries, Australia, Canada, Costa Rica, Israel, Japan, Russia, Taiwan, Thailand, Venezuela
Automatic off feature for patient safety; lubricious coating; available in rapid exchange (Rx) or over-the-wire (OTW) versions (0.9 only), available in concentric or eccentric (1.7 and 2.0 only) laser bundles for larger vessels.

ELCA® X-80 Laser Ablation Catheter	0.9	U.S., CE-Mark countries, Australia, Canada, Costa Rica, Israel, Russia, Taiwan, Thailand, Venezuela	80-Hz repetition capability; automatic off feature with extended On setting; available in rapid exchange (Rx) or over-the-wire (OTW) versions.

Crossing Solutions

Our crossing solutions catheter products support guidewires and other devices in facilitating vascular access in the arterial system to enable various types of interventions. Crossing solutions represented 33% of our VI revenue in 2011. All of our crossing catheters offer a low profile tapered distal tip, slick, low-friction outer coating, and three radiopaque markers to aid in assessing lesion geometry. All of the Quick-Cross®, Quick-Cross Select, and Quick-Cross Extreme products are offered in 0.014” , 0.018” , and 0.035” guidewire compatible sizes with multiple lengths to meet clinical interventional needs. In addition to having a very low crossing profile and precisely matched inner lumen to hug and support the guidewire, the translucent shaft helps the physician confirm the correct distal guidewire position.

Name	Sizes	Regulatory Clearance	Vascular System Indication	Key Features
Quick-Cross® Support Catheter	0.014” 0.018” 0.035”	U.S., CE-Mark countries, Argentina, Australia, Brazil, Canada, Colombia, Costa Rica, Israel, New Zealand, Russia, Saudi Arabia, Singapore, Taiwan, Thailand, Venezuela	Peripheral Coronary	Accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage. Straight tip.
Quick-Cross® Select Support Catheter	0.014” 0.018” 0.035”	U.S., CE-Mark countries, Australia, Canada, Colombia, Costa Rica, India, New Zealand, Russia, Saudi Arabia, Singapore, Venezuela	Peripheral Coronary
Accessory product designed to support and assist standard guidewires to facilitate initial selection of branched anatomy and facilitate crossing of blockage. Angled tip for access into branched anatomy.

Quick-Cross® Extreme Support Catheter	0.014” 0.018” 0.035”	U.S., CE-Mark countries, Australia, Canada, Colombia, Costa Rica, India, New Zealand, Russia, Saudi Arabia, Singapore, Venezuela	Peripheral Coronary	Accessory product designed to support and assist standard guidewires to facilitate initial crossing of blockage. Enhanced pushability. Straight tip.

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

  Quick-Cross Select Support Catheter.   We offer our Quick-Cross Select catheters, a braided support catheter family with an angled tip configuration. It provides the feature to torque and direct the tip to select branched anatomy when accessing challenging lesions. Additionally, Quick-Cross Select offers clinicians the reliability of the Quick-Cross Support Catheter with a braided catheter jacket for improved strength and pushability. The Quick-Cross Select is available in 0.014”, 0.018” and 0.035” models.

Quick-Cross Extreme Support Catheter.    We offer our Quick-Cross Extreme catheters, a braided support catheter family with a straight-tipped configuration. It provides enhanced pushability when crossing through challenging lesions. Most importantly, Quick-Cross Extreme offers clinicians the reliability of the current Quick-Cross in a braided platform. The Quick-Cross Extreme is available in 0.014”, 0.018”, and 0.035” models.

Thrombus Management

The thrombus management product line consists of three thrombus removal devices intended to remove fresh, soft thrombi and emboli from vessels in the arterial system as well as to address thrombotic occlusions in dialysis grafts and fistulae. Thrombus management represented 9% of our VI revenue in 2011. In this market, these devices are often used with other devices such as balloons and stents. The table below highlights our thrombus management product offerings.

Name	Sizes	Regulatory Clearance	Key Features
QuickCat™ Catheter	6French Guide	U.S., CE-Mark countries, Argentina, Brazil, Canada, Colombia, Costa Rica, India, Israel, New Zealand, Russia, Saudi Arabia, Singapore, Thailand, Venezuela	4.5French crossing profile, direct contact tip design, hydrophilic coating, varying stiffness catheter for pushability at proximal end and flexibility at distal end.
ThromCat® XT Thrombus Removal System	7French Sheath	Coronary and infrainguinal (leg) arteries -- CE-Mark countries, Argentina, Brazil, Canada, Colombia, Costa Rica, New Zealand, Russia, Saudi Arabia, Singapore	5.5French crossing profile, automatic, continuous vacuum, easy set-up, no capital equipment, completely disposable.

  QuickCat Catheter:    The QuickCat aspiration catheter was designed for quick deliverability and efficient thrombus removal from vessels in the arterial system. It is provided with a 30cc vacuum syringe for thrombus aspiration and a 40 micron filter basket for visualization of debris post-procedure. The QuickCat catheter is available with a 4.5French crossing profile and a 145cm working length and is compatible with any 6French guide catheter.

ThromCat XT Thrombus Removal System:    The ThromCat XT is a mechanical system that can remove heavier or more organized thrombus. This product was introduced to European markets in 2009. It is an improvement to the first ThromCat System with enhanced thrombus removal and several advancements in ease-of-use, including an improved braid-reinforced, kink-resistant catheter jacket and a more robust helix. The ThromCat XT is indicated for use in thrombus removal in native coronary and infrainguinal arteries. It is available in a 150cm working length and is compatible with a 7French sheath. The ThromCat XT System generates a consistent vacuum pressure at the tip of the catheter to draw thrombus into the extraction ports where it is then macerated by an internal helix. Without further contact with the blood stream, the thrombus is then transported to an external collection bag. We have commercialized the ThromCat XT in Europe and have determined that we will not currently pursue an FDA regulatory pathway for the ThromCat XT in the U.S.

Therapeutic Infusion System

The TAPAS catheter features two compliant occlusion balloons that enable targeted local delivery of any physician-specified drug or diagnostic agent. The adjustable treatment zone expands up to 300mm, allowing for the treatment of long vessels and multiple blockages with only one device. The therapeutic drug or diagnostic agent can also be extracted from the treatment zone following treatment, providing localized intravascular treatment with an improvement around mitigating systemic run-off. The TAPAS catheter can be used in conjunction with our laser atherectomy catheters or other interventional devices.

We entered into a distribution agreement with the manufacturer to distribute the TAPAS catheter in certain countries. In late 2011, the TAPAS catheter received FDA clearance and in early 2012 received CE Mark approval. In early 2012, the first U.S. cases of localized drug delivery were performed by four physicians familiar with our products. We currently anticipate expanding the availability of this product during the second half of 2012.

Name	Sizes	Regulatory Clearance	Vascular System Indication	Key Features
TAPAS™ Therapeutic Infusion System	Ranging from 4.5 x 4.5mm to 8.0 x 8.0mm diameter balloons	U.S., CE-Mark	Peripheral
Physician chooses drug therapy. Adjustable vascular treatment up to 300mm. Treat vessel diameters from 2.6mm to 8.2mm. Dual occlusive balloons to control drug delivery in a localized zone. Option to extract drug following treatment to limit systemic run-off.

Lead Management Products

Our CVX-300 excimer laser system was initially approved by the FDA for lead removal procedures in December 1997, with several subsequent approvals and 510(k) clearances as we expanded our Lead Management product line. This product line currently includes the following:

Spectranetics Laser Sheath (SLS® II).    The Spectranetics Laser Sheath is a laser-assisted lead removal device designed to be used with our CVX-300 excimer laser system to remove implanted leads with minimal force. The SLS II laser sheath consists of optical fibers arranged in a circle between inner and outer polymer tubing. The inner opening of the device is designed to allow a lead to pass through it as the device slides over the lead and toward the tip in the heart. Following the removal of scar tissue with the laser sheath, the lead is removed from the heart with counter-traction. The SLS II laser sheath uses excimer laser energy focused through the tip of the sheath to facilitate lead removal by ablating through scar tissue surrounding the lead with low-temperature ultraviolet light. We believe that the advantages of this approach include low trauma to the surrounding veins, low occurrence of complication, and effectiveness and time efficiency that surpasses mechanical methods.

GlideLight™. Our next generation laser sheath, GlideLight, received CE Mark in December 2011 and has been used in Europe during a limited release with positive customer feedback. GlideLight reduces the forces needed for lead extraction by approximately half and enables efficiency and precise control for physicians. We submitted our request for FDA approval in late 2011 and anticipate a full launch of the product in mid-2012, subject to timely FDA approval.

Lead Locking Device (LLD®).    Our Lead Locking Device product complements our laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material. The LLD is advanced like a stylet down the innermost lumen of the lead, and then the braided mesh is expanded to grip the entire length of the lead’s inner lumen as tension is applied. This traction force is sometimes sufficient to remove the lead, but typically a sheath such as the SLS II is subsequently passed over the

LLD and lead to complete the removal process. We believe that other similar stylet devices on the market, which merely grip the lead near the tip, provide less traction stability to support the lead removal process. In 2008, we introduced the LLD EZ® lead locking device, which is more easily visualized under fluoroscopy than our earlier LLD products. Since the LLD line is not laser-based, it can also be used in conjunction with other mechanical sheaths for the removal of pacing or defibrillation leads.

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

Corporate Compliance and Corporate Integrity Agreement

We have processes, policies and procedures designed to maintain compliance with applicable federal, state and foreign laws and regulations governing our operations.

In December 2009, in connection with the resolution of a federal investigation, we entered a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (OIG). The Corporate Integrity Agreement acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements related to our governmental reporting functions, sales and promotional activities, and clinical studies. We have enhanced our compliance systems to address the provisions of the Corporate Integrity Agreement. We filed an Initial Implementation Report in May 2010 and our first and second Annual Reports in February 2011 and 2012, respectively.

While we believe that our compliance program is sufficient to meet our Corporate Integrity Agreement obligations and other legal requirements, we, our employees, our consultants or our contractors may not be in compliance with all potentially applicable U.S. federal and state regulations or laws or all potentially applicable foreign regulations or laws.

Research and Development

We believe research and development investments are critical to increasing our revenue growth rate. Our product development and technology teams are focused on the development of additional disposable devices addressing the Vascular Intervention and Lead Management markets, as well as the development of our laser platform. Our team of research scientists, engineers and technicians, supported by third-party research and engineering organizations, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $14.6 million in 2011, $12.1 million in 2010 and $12.5 million in 2009.

Clinical Trials

We support many of our new product initiatives with clinical studies in order to obtain regulatory approval. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve initial regulatory approval or clearance, and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness and may also provide information about performance and safety of a device, which are the bases for FDA approval. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials.

The following is a summary of selected pending, current and recently published trials. We have also provided a summary of our historical pivotal trials that led to PMA approval or 510(k) clearance of our coronary, peripheral and lead extraction products. The trials listed below are intended to represent the significant trials we have commenced and, as such, are not a complete listing of every trial conducted or underway. Furthermore, some or all of the trials underway may not be completed, and the clinical results of these trials may not be favorable.

Current and Pending Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (IDE) related to a multi-center, randomized trial to treat in-stent restenosis (ISR) in the legs under the study name EXCITE ISR. The study compares laser ablation followed by adjunctive balloon angioplasty with balloon angioplasty alone, using our Turbo-Tandem and Turbo Elite laser ablation devices. The first enrollment in the study occurred in June 2011. The planned enrollment is 353 subjects at up to 35 sites in the U.S. Subjects enrolled will be followed at 1, 6 and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (TLR) through 6 months follow-up. The primary safety endpoint is freedom from major adverse events, such as death, major amputation or TLR, at 30 days following the procedure. If the data merit it, we plan to submit a new 510(k) to the FDA based on the six month follow-up data. To date, our primary focus has been completing the necessary work to initiate the sites so that they can begin enrolling patients. That work is substantially complete and we will now turn our focus to increasing enrollment in the study. As of March 9, 2012, 31 sites are approved to enroll in the study and 51 patients have been enrolled.

We are supporting a physician-sponsored pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions (PHOTOPAC), is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at one, six and 12 months after the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant. The pilot study is being conducted at up to four sites in Germany. As of March 9, 2012, two sites and eight patients have been enrolled.
The Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, trial is a prospective, multi-center registry for the collection of information about the safety and performance of our CE-marked peripheral atherectomy laser catheters used in conjunction with our Turbo-Booster catheters and balloon angioplasty for the treatment of certain patients presenting with in-stent restenosis of nitinol stents implanted within femoropopliteal arteries. We have engaged a third-party clinical research organization (CRO) to manage this registry, in which 90 patients have been included at five sites in Germany. Patients included in the registry will be followed at one, six and 12 months after the procedure.

In February 2012, we announced six month interim results from the PATENT registry. A total of 90 patients were included by December 2011 at five centers in Germany. Seventy-eight patients have been followed through six months. Interim results presented at the Leipzig Interventional Course 2012 in Leipzig, Germany indicate 76% freedom from TLR at six months.

In the interim results of the PATENT registry, percent diameter stenosis was reduced from 87.1% to 7.5% post-laser atherectomy and balloon angioplasty as measured by angiographic core lab. Procedural success rate, defined as achievement of ≤ 30% final residual restenosis was 98.8%, and Cumulative Major Adverse Events (MAEs) were 2.2% from procedure through 30 days following the procedure. Patients saw significant and sustained improvement in ankle brachial index (ABI) and walking ability at 6 months.

The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 25cm with average total lesion length of 12.5cm, and 93% were in the superficial femoral artery (SFA). Nearly 37% of patients had total occlusions. All patients had stents, 50% of patients were diabetics, and 35% had previously been treated for in-stent restenosis using other therapies.

We expect that the PATENT registry follow up will be completed in May 2012, and we will collaborate with the physician investigators to publish complete registry results thereafter.

The PATENT registry serves as a feasibility study for the EXCITE trial. Although we believe the interim PATENT registry results are favorable, these results may not predict the results of the EXCITE trial.  Moreover, because there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

Recently Published Clinical Trial

The Lead Extraction in Contemporary Settings, or LExICon, trial was an observational, multi-center retrospective data collection study of consecutive laser lead extractions using the SLS II lead management system, evaluating factors affecting success and complications. In May 2009, we first announced data from the LExICon study. Subsequently, the study was published in the February 9, 2010 issue of the Journal of the American College of Cardiology. The study examined laser-assisted lead removal of 2,405 leads in 1,449 patients at 13 centers between January 2004 and December 2007, using the SLS II laser sheath. Resulting key data points included: (i) 97.7% clinical success rate, (ii) 96.5% complete lead removal success rate, (iii) 1.4% major adverse event rate—a 26% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath), and (iv) 0.28% procedural mortality rate—more than a 50% relative reduction (compared to a previous multi-center study evaluating the original SLS laser sheath).

Pivotal Clinical Trials

The CLiRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO, trial was a pivotal IDE clinical trial for our Turbo-Booster catheter in the treatment of larger diameter arteries within the legs. We enrolled 65 patients in the trial at 17 sites in the United States and Europe. The trial included patients with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Three independent core labs analyzed the angiographic, intravascular ultrasound, and duplex ultrasound data from the trial. The primary endpoints of the trial were the achievement of a minimum 20% reduction in the percent diameter stenosis post-laser compared to pre-intervention and major adverse events. The reduction in percent diameter stenosis following the use of the Turbo-Booster was 35% and there were no major adverse events reported through six months following the procedure. As a result, the primary endpoints were met. Further, the durability of the procedure was demonstrated through freedom from target lesion revascularization in 77% of the patients through 12 months following enrollment. Significant improvements in all clinical outcomes measured twelve months following the procedure were noted, including Rutherford category, ankle-brachial index and walking impairment. Based on a review of the data, in June 2007, we received clearance from the FDA to market our Turbo-Booster product for the treatment of arterial stenoses and occlusions in the leg. The Turbo-Booster functions as a guiding catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The Turbo-Booster combined with Turbo Elite laser catheters allows for removal of large amounts of plaque material within the SFA and popliteal arteries. This approval represented a broader indication for use as compared to previous labeling of the existing peripheral laser catheters. The CELLO trial data through the 12 month follow-up was published in The Journal of Endovascular Therapy in December 2009.

FDA clearance for use of our CVX-300 excimer laser system for the treatment of CTOs in the leg that are not crossable with a guidewire was based on the Laser Angioplasty for Critical Limb Ischemia, or LACI, trial, which dealt with multi-vessel PAD in patients presenting with critical limb ischemia (CLI) who are not eligible for bypass surgery. The LACI trial enrolled 145 patients at 15 domestic and several European sites. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization, and, as a result, at a higher risk for amputation. The primary endpoint was limb salvage for a six‑month follow-up period. Data from the trial indicated a 93% success rate as compared with 87% in the historical control group of 789 patients treated with a variety of standard therapies, including bypass surgery. There were no statistical differences in serious adverse events between the LACI group and the historical control group. Although the clinical trial endpoints were achieved, the advisory panel to the FDA recommended non-approval in October 2003, citing concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment, since it was used adjunctively with balloons and stents. The FDA, which generally follows the advisory panel’s recommendation, issued a non-approval letter following the panel meeting. Based on input at the advisory panel meeting and subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed a 95% limb salvage rate among the surviving patients six months after the procedure. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial, but followed the LACI trial protocol. There was no difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. We received 510(k) clearance from the FDA on April 29, 2004.

With respect to our cardiac lead removal products, the Pacemaker Lead Extraction with the Excimer Sheath, or PLEXES, trial was completed in October 1996 and demonstrated that use of our SLS increased the complete lead removal success rate to 94% as compared with 64% for mechanical lead removal techniques. This was a randomized trial that enrolled more than 750 patients. Another study completed in 1999 and published in December 2000 in the Journal of Interventional Cardiac Electrophysiology reported that using both our SLS and LLD increased our success rate to 98%.

Initial FDA approval for use of our excimer laser for coronary indications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty, or PELCA, trial which evaluated a registry of laser usage in blocked coronary arteries and served as the basis for the FDA approval for our technology in 1993.

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

Providing customers with answers about the cost of acquisition, use of the laser and types of lesions addressable by our excimer laser system is critical to the education process. Through our marketing and distribution strategy, both in the United States and internationally, we believe that we are well positioned to capitalize not only on our excimer laser technology in peripheral and coronary atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system. We are also continuing to expand sales of our non-laser disposable products, including crossing solutions, a therapeutic infusion system and thrombectomy devices.

Domestic Sales and Marketing

According to the Society of Cardiovascular Angiography and Interventions, there are over 2,100 cardiac catheterization laboratories operating in the United States. Our goal is to expand our customer base by continuing to focus our sales efforts on the 1,000 hospitals with cardiac catheterization laboratories that we believe perform the highest volume of interventional procedures, as well as on stand-alone peripheral intervention practices.

U.S. Sales Organization.    We divide our U.S. sales organization into two separate groups, one focusing on Vascular Intervention and the other focusing on Lead Management, as there are different selling strategies and physician specialties for these applications. Our Vascular Intervention sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures on a more regular basis and with a wider range of treatment options, compared with Lead Management. Our Lead Management sales team members primarily work with electrophysiologists and cardiac surgeons who perform lead extraction procedures. A discussion of each of our sales teams follows:

Vascular Intervention Sales Team.   At December 31, 2011, our Vascular Intervention sales team, which reports to our Senior Vice President and General Manager—Vascular Intervention, was comprised of 68 field sales employees, consisting of a director, region sales managers, territory sales managers and clinical specialists. The Senior Vice President and General Manager is responsible for developing and implementing sales programs and strategy throughout the U.S. and has management responsibility for the regional managers. The director is responsible for developing and implementing sales programs and strategy throughout the U.S. and has management responsibility for the region sales managers. Region sales managers are responsible for the overall management of a region, including sales of lasers and disposable products. They are directly responsible for the performance of the territory sales managers in their district. Territory sales managers focus on the sale of lasers and disposable products and assist in training our customers and establishing relationships with physicians for the purpose of expanding their use of our devices within the accounts in their territory. Clinical specialists support the territory sales managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working in hospital catheterization labs. In late 2011, we added several market awareness managers as part of a PAD market awareness program. The goal of the program is to help raise community awareness of PAD to assist with early diagnosis and treatment.

Lead Management Sales Team.   We established our Lead Management sales organization in 2008. At December 31, 2011, our Lead Management sales team, which reports to our Vice President and General Manager—Lead Management, was comprised of 45 field based personnel, consisting of regional managers, business development managers and clinical specialists. The Vice President and General Manager is responsible for developing and implementing sales programs and strategy throughout the U.S. and has management responsibility for the regional managers. Our regional managers have a similar role to their Vascular Intervention counterparts. Business development managers establish relationships primarily with electrophysiologists and cardiac surgeons and coordinate the support of the clinical specialists required for these procedures. Clinical specialists support the business development managers by standing in on cases, assisting in catheter and laser parameter selection, and helping ensure proper protocol and technique is used by clinicians. Most of these clinical specialists have extensive prior experience working in hospital electrophysiology labs or selling medical devices or other cardiovascular products.

We conduct education sessions with our simulation system, which is intended to augment traditional procedural training for physicians on laser-assisted lead extraction procedures by permitting hands-on practice with extraction tools and techniques in multiple case scenarios in a virtual operating environment. We also facilitate training through our fellows education program, which provides comprehensive didactic materials as well as a computer simulation experience to supplement the clinical experience and help accelerate procedural proficiency. Our goal is to assist more fellows to be better educated and trained on lead management before going into practice. In 2012, we will continue to increase investment in these areas based on our belief that the cardiac rhythm management industry will continue to grow and that the potential lead removal market is under-penetrated. We believe that our investments in sales, marketing, training, education, and product development will fuel continued growth in our Lead Management business in 2012 and beyond.

As of December 31, 2011, our field team in the United States also included field service engineers who are responsible for the installation of each laser and participation in the training program at each site. We provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis. The field service engineers also perform ongoing service on the lasers placed under our various rental programs.

We currently have two marketing teams, supporting our two sales organizations, which include product managers and associate product managers who are responsible for global marketing activities for each of our target markets. We are focused on expanding our product line and developing an appropriate infrastructure to support sales growth. Since the use of excimer laser technology is highly specialized, our marketing product managers and direct sales teams must have extensive knowledge about the use of our products and the various physician groups we serve. Our marketing activities are designed to support our direct sales teams and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings.

International Sales and Marketing

We have a sales presence in more than 40 countries outside of the U.S., including our direct sales operations in certain countries in Europe and Puerto Rico and a network of nearly 50 distributors. Total international revenue in 2011 (including Asia Pacific and Latin American countries) was $21.4 million, or 17% of our consolidated revenue. This represents an increase of 26% over 2010 international revenue of $16.9 million. Fluctuations in currency rates during 2011 as compared with 2010 caused an increase in revenue of approximately $0.9 million.

We market and sell our products in Europe, the Middle East and Russia through Spectranetics International, B.V., a wholly-owned subsidiary; Spectranetics Deutschland GmbH and Spectranetics Austria GmbH, which was established in December 2011 and had no activities during the year, two wholly-owned subsidiaries of Spectranetics International, B.V.; as well as through distributors.

During 2011, we sold our products through direct sales operations in Germany, the United Kingdom, France, Belgium, the Netherlands, Luxembourg and Switzerland. We sold products in other European countries through a network of local distributors. In 2011, Spectranetics International, B.V. and Spectranetics Deutschland GmbH revenues totaled $17.4 million, or 14% of our revenue compared with $13.8 million, or 12% of our revenue in 2010.

At December 31, 2011, our international sales team was comprised of 21 sales representatives, sales management, distribution management and clinical personnel. These sales professionals sell both the Vascular Intervention and Lead Management products. As of December 31, 2011, our international field service team also included 4 service engineers who are responsible for the installation of each laser and participation in the training program at each site.

In addition to the operations of Spectranetics International, B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH, we conduct international business in Japan and other select countries in the Pacific Rim and Latin America through distributors. We also have a direct sales presence in Puerto Rico, which falls under our international operations. In 2011, revenue from these foreign operations totaled $4.0 million, or 3% of our revenue, compared with $3.1 million, or 3% of our revenue, in 2010.

Our distributor in Japan, DVx Inc., is our Japanese Market Authorization Holder (MAH). In conjunction with DVx, we have regulatory approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market our laser and various models of our coronary catheters, along with our SLS lead extraction catheters and LLD lead locking device in Japan. In July 2010, we announced that the MHLW approved product reimbursement to hospitals for the SLS II, which is used for the removal of pacemaker and defibrillator cardiac leads. The SLS II was our first product to have both regulatory and reimbursement approval in Japan. In April 2011, we announced that the MHLW granted approval for the LLD lead locking device, which is used for the removal of pacemaker and defibrillator cardiac leads. We now have regulatory and reimbursement approval for our complete lead management system in Japan. In addition, we have started the process to obtain MHLW reimbursement approval for our coronary catheters.

In addition, we are in various stages of the submission process to obtain regulatory approval in Japan for some of our newer products. We submitted a dossier to the MHLW in December 2009 for approval to market certain of our peripheral atherectomy and crossing solutions products.

Foreign sales may be subject to certain risks, including export/import licenses, tariffs, foreign exchange rate fluctuations, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business to date.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our primary competitors are manufacturers of products used in competing therapies within the peripheral and coronary atherectomy markets, such as: atherectomy and thrombectomy, using mechanical methods to remove arterial blockages (peripheral and coronary), balloon angioplasty and stents (peripheral), specialty balloon angioplasty, bypass surgery (peripheral and coronary) and amputation (peripheral). Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do.

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

Manufacturers of peripheral atherectomy devices include ev3 Inc. (acquired by Covidien in 2010), Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. (acquired by MedRad in 2011). In the coronary atherectomy market, we compete primarily with Boston Scientific Corporation. Manufacturers of thrombectomy and aspiration devices include Medtronic, Inc., Vascular Solutions, Inc., ev3 Inc., Atrium Medical, Terumo Interventional Systems, Lumen Biomedical, Straub Medical AG and MEDRAD Interventional/Possis. In crossing solutions, we compete primarily with Vascular Solutions, Inc., ev3 Inc., Cook Vascular Inc., Bard Peripheral Vascular (a division of C.R. Bard, Inc.), Boston Scientific, and Terumo Interventional Systems. In the drug infusion market, we may compete with Bacchus Vascular (acquired by Covidien in 2009), Ekos, and Atrium Medical.

We also compete with a narrow set of companies marketing non-laser lead extraction devices. In the lead removal market, the primary other supplier is Cook Vascular Inc., while internationally VascoMed also offers extraction devices.

Manufacturing

We manufacture substantially all of our products with the exception of the TAPAS catheter, which is distributed by us under a distribution agreement with the manufacturer. We have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the production process. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control lead time, costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility and to scale manufacturing, should market demand increase.

Our manufacturing facilities are subject to periodic inspections by federal, state, international and other regulatory authorities, including the Quality System Regulation (QSR) compliance inspections by the FDA and International Organization for Standardization (ISO 13485:2003) compliance inspections by the British Standards Institution (BSi), which is a private company authorized by European medical agencies to assess and certify compliance with regulatory requirements (Notified Body). In addition, we are subject to inspections by the Japanese regulatory agency, the Pharmaceutical and Medical Device Agency (PMDA). During the past year we have undergone the following quality system inspections: an FDA inspection for QSR compliance; a BSi Full Quality System inspection for ISO 13485:2003 compliance; and two TÜV (another European Notified Body) factory safety inspections. These inspections resulted in zero non-conformances.

We purchase some components of our CVX-300 excimer laser system and some disposable products from sole source suppliers. Most raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production and adversely affect us.

In recent years, we have successfully moved the manufacturing of our 510(k) products and our CVX-300 laser system to our corporate headquarters in Colorado Springs, Colorado. In May 2011, we submitted a PMA supplement to the FDA requesting a manufacturing site change for our remaining products, the ELCA coronary atherectomy product line and the SLS II laser-assisted lead extraction product line. As part of the site change PMA supplement process, the FDA conducted a quality system audit of our manufacturing facility in Colorado Springs.

We received approval of the site change request for the ELCA and SLS product lines in January 2012. We expect to complete the transfer of manufacturing for these two product lines to the newer facility in mid-2012.

Patents and Proprietary Rights

We hold 67 issued U.S. patents and have rights to eight additional U.S. patents under license agreements. We also hold 13 issued patents in each of the United Kingdom, France and Germany, 10 issued patents in Italy, and eight issued patents in Japan. We also hold 27 pending U.S. patent applications and 15 pending foreign patent applications. Our patents cover numerous inventions, including general features of the laser system and features of our catheters and other products.

Certain of the coupler patents and system patents expired in 2010 and additional patents will expire in 2012 and 2013. We do not believe that the expiration of these patents is likely to have a material adverse effect on our business.

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

It is our policy to require our employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions developed by the individual are our exclusive property, other than inventions unrelated to our business and developed entirely on the employee’s own time. These agreements may not provide meaningful protection in the event of unauthorized use or disclosure of such information.

We also rely on trade secrets and unpatented know-how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how.

We are party to non-exclusive license agreements pursuant to which we license patents covering certain aspects of our products. We also pay a royalty under exclusive license agreements for patents covering certain aspects of our products.

In January 2012, we entered into a Termination and Mutual Release with Medtronic, Inc. The Termination Agreement terminates a License Agreement between us and Medtronic dated February 28, 1997 (the License Agreement). The parties disputed whether royalties were owed under the License Agreement. Under the Termination Agreement, we paid to Medtronic $3.0 million in January 2012 in settlement of all obligations under the License Agreement, and neither party has any further rights or obligations under the License Agreement. Royalty expenses to Medtronic will not be incurred subsequent to the effective date of the Termination Agreement. We incurred $1.5 million of royalty expenses pursuant to the License Agreement during the year ended December 31, 2011.

We are party to an amended vascular laser angioplasty catheter license agreement with SurModics pursuant to which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using its patents, subject to a quarterly minimum royalty. The license agreement expires on the later of the date of expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the amount of royalties we pay SurModics is not greater than specified levels. In 2011, we incurred royalties of approximately $0.6 million to SurModics under this license agreement.

In 2004, we purchased certain intellectual property assets related to our Turbo-Booster product from Peripheral Solutions, Inc. (PSI). Pursuant to our agreement with PSI, we have made payments to PSI upon the completion of certain sales and FDA approval milestones. In 2009, we paid an additional milestone payment of $0.1 million, based on issuance of the first U.S. patent relating to the intellectual property assets. The next contingent milestone payment would be $1.0 million upon the sale of the first 100,000 units of the Turbo-Booster product or other products that incorporate the licensed technology, which would include the Turbo-Tandem.

In 2007, we purchased a patent from one of our directors for $0.2 million, which included provisions for royalties that were to be paid to the director based on the sale of the our QuickCat product. An amendment to the patent purchase agreement for this patent was executed in June 2011, which documented that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there will be no future royalty payments to the director.

In December 2009, we entered into a license agreement with Peter Rentrop, M.D. As part of the agreement, we received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop, which, in general, apply to laser catheters with a tip diameter less than 1 millimeter. We pay Dr. Rentrop royalties of a specified percentage of net sales of products using his patents subject to a quarterly minimum royalty. The license agreement expires in January 2020, unless terminated earlier in accordance with its terms. In 2011, we incurred royalties of approximately $0.8 million to Dr. Rentrop under this license agreement.

Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are and in the past have been a party to legal proceedings involving our intellectual property and may be a party to future proceedings. See Item 1A, “Risk Factors” for additional discussion regarding the risks associated with our intellectual property.

Third-Party Reimbursement

Our CVX-300 excimer laser system and related disposable devices are generally purchased by hospitals, which then bill various third-party payers for the healthcare services provided to their patients. These payers include Medicare, Medicaid and private insurance payers. Private payers are influenced by Medicare coverage and payment methodologies. The Centers for Medicare and Medicaid Services (CMS) administers the federal Medicare program. Medicare policies and payment rates depend on the setting in which the services are performed.

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

For outpatient hospital services, payments are also made under a prospective payment system, the hospital Outpatient Prospective Payment System (OPPS). Payments are based on Ambulatory Payment Classifications, or APCs, under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are clinically and resource comparable.

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

Hospital outpatient and physician services are reported with Healthcare Common Procedure Coding System (HCPCS) coding system including the AMA Current Procedural Terminology (CPT) code sets.  Cardiac lead extraction procedures using the SLS and LLD are typically reported with the current code sets describing lead removal. Percutaneous coronary and peripheral vascular laser atherectomy procedures are reported with the current code sets that describe coronary atherectomy and percutaneous endovascular revascularization code sets.

For 2011, the CPT codes for lower extremity peripheral vascular interventions were revised. New code sets were created that reflect bundled procedures, including atherectomy when performed with only angioplasty or with only angioplasty and stents, catheter placement, and supervision and interpretation (S/I) services. These codes are now described as endovascular revascularization procedures. Historically, the interventions, imaging and S/I services were reported separately by individual codes.

The new endovascular revascularization codes resulted in Medicare payment changes. Hospital outpatient and physician payments now reflect bundled payments for the above described procedure codes. Importantly, in 2011 CMS established payments for lower extremity endovascular revascularization procedures when performed in the office setting.  Reimbursement by Medicare is now available not only for hospital outpatient lower extremity atherectomy procedures when performed in conjunction with angioplasty and/or stent but payment is also available for procedures provided in the physician office. In 2011, we placed over 40 lasers in office-based settings, which has widened our potential physician customer base for laser atherectomy.

Payments vary by code and are higher or lower depending upon the site of service and the clinical circumstances.  New codes and revised payments in the future may not be favorable to interventions that include atherectomy procedures.

Most third-party payers currently cover and reimburse for procedures using our products. However, in the past, certain private payers have limited coverage for laser atherectomy procedures. While we believe that a laser atherectomy procedure offers a less costly alternative for the treatment of certain types of cardiovascular disease, the procedure may not receive adequate coverage and reimbursement and may not be viewed as cost-effective under future coverage and reimbursement guidelines or other healthcare payment systems.

Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, and reimbursement may not be adequate for all customers.

Government Regulation

Overview of Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities that we perform:

•product design, development, manufacture and testing;

•product labeling;

•product storage;

•premarket clearance or approval;

•advertising and promotion;

•product sales and distribution; and

•post-market safety reporting.

To be commercially distributed in the United States, non-exempt medical devices must receive either approval through a Premarket Approval (PMA) or be found to be substantially equivalent to an already marketed device through a Premarket Notification 510(k) from the FDA prior to marketing and distribution pursuant to the FDCA. Using the FDA’s classification system, devices deemed to pose relatively less risk are placed into either Class I or II, which requires the manufacturer to submit a Premarket Notification 510(k) requesting permission for commercial distribution. In some cases, the FDA has determined that devices in this low risk classification may be exempt from requiring market approval. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which the FDA has not yet called for submission of PMA applications, are placed in Class III requiring a PMA.

510(k) Clearance Premarket Notification Pathway.    To obtain 510(k) clearance, a manufacturer must submit a Premarket Notification 510(k) application demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976. The FDA’s 510(k) premarket notification pathway usually takes from three to six months, but it can last longer.

After a device is found to be substantially equivalent through the 510(k) process, which is also referred to as a marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to determine whether a new 510(k) is required for product modifications in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) or PMA approval. The FDA also can require the manufacturer to cease marketing or recall the modified device until 510(k) or PMA approval is obtained, or both.

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

Even after a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process, as in the recent relocation of manufacturing of our products to our new facility in Colorado Springs. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

Clinical Trials.    A clinical trial is often required to support a PMA application and is sometimes required for a Premarket Notification 510(k) application. In some cases, one or more relatively smaller studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients (as defined in the regulations), the FDA must approve an IDE application prior to initiation of investigational use. An Investigational Device Exemption (IDE) application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of patients to be treated at specified study centers. A clinical trial of a non-significant risk device is governed by several of the IDE application requirements and does not require FDA approval of an IDE application before the trial is started. Both significant risk and non-significant risk investigational devices require ethical approval from institutional review boards, or IRBs, at the study centers where the device will be used.

During the study, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. The IDE requirements apply to all investigational devices, whether considered significant or non-significant risk. Prior to granting a PMA, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.

The FDA Quality System Regulations do not fully apply to investigational devices, but the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Postmarket.   After a device is placed on the market, numerous regulatory requirements apply. These include: FDA labeling regulations that prohibit manufacturers from promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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
The FDA may not approve our current or future PMA applications or supplements or Premarket Notification 510(k) applications on a timely basis or at all. The absence of such approvals could have a material adverse impact on our ability to generate future revenue.

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses.

International Regulations.   International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products that have been approved by the FDA do not require FDA authorization for export. However, foreign countries often require an FDA Certificate to Foreign Government verifying that the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System Regulations violations exist.

The Medical Device Directive (MDD) is a directive that covers the regulatory requirements for medical devices in the European Union. The MDD was recently amended, and compliance with the new regulations became mandatory in March 2010. This amendment is the first significant modification to the MDD since 1993 and there are multiple changes that affect our products. Specifically, clinical data is now required for all devices regardless of classification, the definition of “central circulatory system” has been expanded which may affect the classification of devices, and the definition of “continuous use” has been expanded and may affect the classification of devices.

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

Product Liability Insurance

Our business entails the risk of product liability claims. We maintain product liability insurance in the amount of $10 million per occurrence with an annual aggregate maximum of $10 million. Product liability claims may exceed such insurance coverage limits, and such insurance coverage limits may not continue to be available on acceptable terms, or at all.

Employees

As of December 31, 2011, we had 504 full time employees, including 40 in research and development, clinical and regulatory affairs; 206 in manufacturing, quality assurance and facility support; 179 in marketing, sales and field service; 41 in administration and regulatory compliance in the United States and 38 in marketing, sales and administration in our international operations. None of our employees are covered by collective bargaining agreements. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.    Risk Factors

We may be unable to compete successfully with larger companies in our highly competitive industry.

The medical device industry is highly competitive. Our primary competitors are manufacturers of products used in competing therapies within the peripheral and coronary atherectomy markets, such as:

•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages (peripheral and coronary);

•	balloon angioplasty and stents (peripheral);

•	specialty balloon angioplasty, such as cutting balloons and drug-eluting balloons;

•	bypass surgery (peripheral and coronary); and

•	amputation (peripheral).

 Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. Larger competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our sales and marketing team and our international distributors in making sales. At times, we have experienced periods of higher sales turnover, particularly in our VI sales organization. In 2010, this was due to declining revenue in an increasingly competitive environment combined with turnover initiated by us in small, non-productive sales territories. Although we believe we have taken steps to stabilize the sales organization, and we experienced less turnover in 2011 than in the prior year, sales turnover could be an issue in the future.

Larger competitors also have broader product lines, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, in order to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete or noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. As a result, our competitors may be better equipped than we are to develop, manufacture, market and sell competing products. We expect competition to intensify.

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

Our ability to increase our revenue depends largely on our ability to increase sales in the PAD market with our Turbo Elite line of disposable catheters that we introduced in 2004 and our Turbo-Tandem product line that we introduced in March 2010, and in the lead management market with our Lead Management product line. In order to increase future revenue, we must increase sales of these and other products to existing and new customers. New products will also need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth in our markets. Additional clinical data and new products to treat coronary artery disease may be necessary to grow revenue within the coronary market, and we are not investing in these areas at this time.

Our products may not achieve or maintain market acceptance.

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

Generally, any of our products may fail to achieve market acceptance. More specifically, if we do not educate physicians about PAD in general and the existence of our products in particular, these products may not gain market acceptance, as many physicians do not routinely screen for PAD while screening for coronary artery disease. In addition, if any of our products achieves market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost effective. Failure to achieve or maintain market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition and results of operations.

If we do not achieve our projected development and commercialization goals, our business may be harmed.

For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. All of these milestones are based on a variety of assumptions and are subject to numerous risks and uncertainties. There is a risk that we will not achieve these milestones on a timely basis or at all. Moreover, even if we are successful in achieving these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates-in many cases for reasons beyond our control-depending on numerous factors, including:

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

We incurred net losses from our inception in 1984 until 2000, and again in 2002, 2006, and from 2008 to 2010. At December 31, 2011, we had accumulated $96.1 million in net losses since inception. Although our net losses have decreased significantly and we were profitable in 2011, we may not remain profitable in the future.

 Our business may be adversely affected by litigation and other legal proceedings.

From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, security class action and shareholder derivative lawsuits, and other legal proceedings or investigations, any of which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. Consequently, it is possible that we could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, any of which could have a material adverse impact on us. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

We are generally obligated to indemnify former employees against all losses, including expenses, incurred by them and to advance their reasonable legal defense expenses, unless certain conditions apply. We are honoring these obligations unless we determine that they are inapplicable. We maintain insurance for claims of this nature which does not apply in all such circumstances, may be denied or may not be adequate to cover all legal or other costs related to the investigation. A prolonged uninsured expense and indemnification obligation could have a material adverse impact on us. The indictment in August 2010 of three former employees with whom we have indemnification obligations significantly increased the likelihood that the former employees’ future defense costs would be substantial and ongoing, and that our indemnification obligations to these employees would exceed the limits of our insurance coverage. In the third quarter of 2010, we accrued a $6.5 million charge reflecting the low end of our estimate of the range of our liability under the indemnification obligations. On February 6, 2012, we entered into agreements with two of these former employees pursuant to which we agreed to advance (in addition to expenses already incurred through December 31, 2011) up to a maximum of an additional $1.9 million and $0.5 million, respectively, in legal fees and expenses pursuant to our indemnification obligations. The cap on legal fees and expenses are subject to certain exceptions in the case of a mistrial or successful appeal that results in an order for a new trial. In February 2012, a trial was held for two of the defendants which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial.

As a result of the agreements with the former employees, their subsequent jury verdicts and the dismissal of charges against the third defendant, we now believe that our estimate of the remaining legal fees and expenses as of December 31, 2011 can be reasonably determined. We now estimate that our total costs in these matters will total approximately $6.1 million as compared with the original $6.5 million estimate. As a result, in the fourth quarter of 2011, we recorded a $0.4 million reduction in our accrual for indemnification costs to reflect this change in estimate. This adjustment reduces the remaining liability as of December 31, 2011 to approximately $2.9 million, which is expected to be paid by June 30, 2012. The actual expenses may be higher or lower than the estimate depending upon final resolution of the proceedings. Factors that may cause us to increase the accrual include but are not limited to the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

Our business, financial condition, results of operations and cash flows could be adversely affected by certain healthcare reform initiatives and other administrative and legislative proposals that may be adopted in the future in our key markets.

In March 2010, the President of the U.S. signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (together, the “PPACA”), which makes significant changes to the way healthcare is financed by both federal and state governments and private insurers; and directly impacts the medical device and pharmaceutical industries. The PPACA includes, among other things, with limited exceptions, an annual, deductible excise tax of 2.3% on entities that manufacture or import certain medical devices offered for sale in the United States, effective January 1, 2013. We believe that revenues from our products will be subject to that excise tax. This may force us to identify ways to reduce spending in other areas to offset the increased expense we will incur because of the tax. It is unclear whether we will be able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement. It is also unclear whether we will be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage. Various healthcare reform proposals also have emerged at the state level. We expect that the PPACA, as well as other federal and state healthcare initiatives that may be adopted in the future, could have a material adverse effect on our industry generally and our results of operations.

Regulatory compliance is expensive and complex, and approvals can often be denied or significantly delayed.

Our products are regulated as medical devices, which are subject to extensive regulation by the FDA and similar state and foreign agencies. Complying with these regulations is costly, time consuming and complex. FDA regulations and regulations of similar state and foreign agencies are wide-ranging and govern, among other things:

•	product design, development, manufacture and testing;

•	product safety and efficacy;

•	product labeling;

•	product storage and shipping;

•	record keeping;

•	pre-market clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market surveillance and reporting of deaths or serious injuries.

All of our potential products and improvements of our current products are subject to extensive regulation and will require clearance or approval from the FDA and other regulatory agencies prior to commercial sale and distribution. Pursuant to FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In some cases, a 510(k) clearance must be supported by preclinical and clinical data. The PMA process is more costly, lengthy and uncertain than the 510(k) process, and must be supported by extensive data, including data from preclinical studies and human clinical trials. Therefore, in order to obtain regulatory clearance or approvals, we typically must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of the FDA and such other authorities that our products satisfy the criteria for clearance or approval. Preclinical testing and clinical trials must comply with the regulations of the FDA and other government authorities in the United States and similar agencies in other countries.

Additionally, we may be required to obtain PMAs, PMA supplements or additional 510(k) premarket clearances to market modifications to our existing products. The FDA requires device manufacturers to make and document a determination of whether a modification requires an approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre-market clearances for any modification to a previously cleared or approved device, we will likely be required to cease manufacturing and marketing the modified device or perhaps also to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.

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

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval for new products, modification of existing products, or new approved indications for existing products including the following:

•	delays in enlisting an adequate number of patients in clinical trials when competing with other companies;

•	enrollment in our clinical trials may be slower than we anticipate, or we may experience high drop-out rates of subjects from our clinical trials, resulting in significant delays;

•	the FDA or similar foreign regulatory authorities may find that the product is not sufficiently safe for investigational use in humans;

•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in different ways than we do;

•	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;

•	there may be delays in obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;

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

The development, manufacturing, distribution, pricing, sales, marketing, import, export and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and in foreign countries. Congress and certain governmental entities, such as the FDA and Department of Justice, have been increasing their scrutiny of our industry. Although we have a regulatory compliance program, our employees, our consultants, or our contractors may not be in compliance with all potentially applicable U.S. federal and state laws and regulations or all potentially applicable foreign laws and regulations. If we fail to comply with any of these laws or regulations a range of actions could result, including, but not limited to, the termination of clinical trials, the failure to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal of our products from the market, significant fines, penalties and/or damages, exclusion from government healthcare programs or other sanctions or litigation.

From time to time we engage outside parties to perform services related to certain of our clinical studies and trials, and any failure of those parties to fulfill their obligations could result in costs and delays.

From time to time we engage consultants and contract research organizations to help design and monitor and analyze the results of certain of our clinical studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants, contract research organizations and clinical investigators to perform the clinical studies and trials and monitor and analyze data from these studies and trials in accordance with the investigational plan and protocol for the study or trial and in compliance with regulations and standards, commonly referred to as good clinical practice, for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory authorities. The consultants and contract research organizations are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy, including the Health Insurance Portability and Accountability Act. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers. This risk is heightened for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure that our studies and trials are conducted in compliance with FDA requirements. Any third parties that we hire to design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. In addition, we may not be able to establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not be able to do so without undue delays or considerable expenditures or at all.

Compliance with the terms and conditions of our Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services requires significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government healthcare programs, which would materially reduce our sales.

In December 2009, as part of the settlement of a federal investigation of our company, we entered into a five-year corporate integrity agreement (CIA) with the OIG. The CIA provides criteria for establishing and maintaining compliance with various federal laws and regulations governing our clinical investigation related functions, reporting related functions and certain of our promotional and product services related functions. It applies to all of our U.S. subsidiaries and employees and certain of our employees based outside the U.S. Under the

CIA, we are required, among other things, to keep in place our current compliance program, to provide specified training to employees, and to retain an independent review organization to perform reviews to assist us in assessing and evaluating our various functions discussed above.

Maintaining the broad array of processes, policies and procedures necessary to comply with the CIA is expected to continue to require a significant portion of management’s attention and the application of significant resources. Failure to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of noncompliance. In addition, material breaches of the CIA could result in our being excluded from participating in federal healthcare programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our products are subject to recalls after receiving FDA or foreign approval or clearance, which would divert managerial and financial resources, harm our reputation, and could adversely affect our business.

We are subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if our products cause or contribute to death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to occur. The FDA and similar foreign governmental authorities have the authority to require the recall of our products in the event of any failure to comply with applicable laws and regulations or defects in design or manufacture. A government mandated or voluntary product recall by us could occur as a result of, among other things, component failures, device malfunctions, or other adverse events, such as serious injuries or deaths, or quality-related issues such as manufacturing errors or design or labeling defects. For example, in 2010 our QuickCat product was subject to a voluntary recall that resulted in a $0.3 million charge. Any recalls of any of our products could divert managerial and financial resources, harm our reputation, and could adversely affect our business.

The continuing development of many of our products depends upon us maintaining strong relationships with physicians.

          If we fail to maintain our working relationships with physicians, many of our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products, which could cause a decline in our earnings and profitability. The research, development, marketing, and sales of many of our new and improved products is dependent upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors, and public speakers. If we are unable to maintain our strong relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition, and/or cash flows.

Some of our patents have expired and our patents and proprietary rights may be proved invalid or unenforceable, which would enable competitors to copy our products.

We hold patents and licenses to use patented technology, and have pending patent applications. Our patents cover numerous inventions, including general features of the laser system and features of our catheters and other products. Two of our licensed patents relating to a laser method for severing or removing blockages within the body expired in 2005, and another of our licensed patents relating to the use of a laser in a body lumen expired in 2006. In addition, certain of our coupler patents and system patents expired in 2010. Additional patents will expire in 2012 and 2013. We do not believe that the expiration of these patents is likely to have a material adverse effect on our business. However, our competitors may seek to produce products that include this technology, which is no longer subject to patent protection, and this increase in competition may negatively affect our business.

The patents we own and license may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid, unenforceable, or circumvented by competitors. The issuance of a patent is not conclusive as to its validity or enforceability. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which our products are marketed. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products or technologies may infringe. Challenges raised in patent infringement litigation may result in determinations that our patents or licensed patents are invalid, unenforceable or otherwise subject to limitations. In such events, third parties may be able to use the discoveries or technologies without paying damages, licensing fees or royalties to us, which could significantly diminish the value of our intellectual property. We could also be adversely affected if any of our licensors terminates our licenses to use patented technology. In addition, we do not have patents in many foreign countries, and the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. Any of the foregoing could have a material adverse effect on our business.

We have important sole source suppliers and may be unable to replace them if they stop supplying us.

We purchase certain components of our CVX-300 laser system and select disposable products from several sole source suppliers. We do not have guaranteed commitments from these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so. The loss of any of these suppliers could result in a disruption in our production. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. In addition, establishing additional or replacement suppliers for these materials may take a substantial period of time, as certain of these suppliers must be approved by regulatory authorities. If we are unable to secure on a timely basis sufficient quantities of the materials we depend on to manufacture our CVX-300 laser systems and disposable products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then the manufacture of our CVX-300 laser system and disposable products may be disrupted, which could increase our costs and have a material adverse effect on our business.

The amount of our net operating loss carryovers may be limited.

We have net operating loss carryovers (NOLs) that may be used by us to offset against taxable income, if any, for U.S. federal income tax purposes. However, the amount of NOLs that we may use in any year in the U.S. could be limited by Section 382 of the Internal Revenue Code of 1986, as amended, in addition to certain limitations to which we are subject. In general, Section 382 would limit our ability to use NOLs for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation of our use of NOLs could (depending on the extent of such limitation and the amount of NOLs previously used) result in us retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.

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

We cannot assure you that we or any of our component suppliers is in compliance or will be able to maintain compliance with all regulatory requirements. The failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, in the case of a component supplier, until a new supplier has been identified and evaluated. In addition, our failure to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could harm our business. Furthermore, we cannot assure you that if we find it necessary to engage new suppliers to satisfy our business requirements, then we will be able to locate new suppliers who are in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.

In the European Union, we are required to maintain certain International Organization for Standardization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies, including the BSi, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, our business could be materially adversely affected.

We do not manufacture the TAPAS catheter, and any interruption in the supply of the TAPAS catheter could have an adverse effect on our business, financial condition, and results of operations.

We expect that we will launch the TAPAS catheter in a limited number of U.S. and European hospitals in the first half of 2012. We will distribute the TAPAS catheter under a distribution agreement with the manufacturer. The manufacturer may be unable to deliver an adequate supply of TAPAS catheters in a timely manner, or at all. Such inability by the manufacturer would likely disrupt our ability to supply TAPAS catheters to our customers because we currently do not have a replacement manufacturer. Any interruption in the supply of TAPAS catheters could have an adverse effect on our business, financial condition, and results of operations.

Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive coverage and reimbursement practices of third-party payers could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business.

Our products are purchased principally by hospitals and stand-alone peripheral intervention practices, which typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for our products and services from government and private third-party payers is critical to our success. The availability of coverage and reimbursement affects which products customers purchase and the prices they are willing to pay.

Reimbursement varies from country to country, state to state and plan to plan and can significantly impact the acceptance of new products and services. Certain private third-party payers may view some of the procedures using our products as experimental and may not provide coverage. Third-party payers may not cover and reimburse the procedures using our products in whole or in part in the future or payment rates may not be adequate, or both. Further, the adequacy of coverage and reimbursement by third-party payers is also related to the existence of billing codes to describe procedures that are performed using our products. There are currently a number of billing codes that are used by hospitals and physicians to bill for such procedures. The billing codes currently available may not continue to be recognized by third-party payers for use by our customers.

After we develop new products or seek to market our products for new approved indications, we may find limited demand for the product unless adequate coverage and reimbursement is obtained from government and private third-party payers. Even with reimbursement approval and coverage by government and private payers, providers submitting reimbursement claims may face delay in payment if there is confusion on the part of providers regarding the appropriate codes to use in seeking reimbursement. Such delays may create an unfavorable impression within the marketplace regarding the level of reimbursement or coverage available for our products.

Demand for our products or new approved indications for our existing products may fluctuate over time if federal or state legislative or administrative policy changes affect coverage or reimbursement levels for our products or the services related to our products. In the United States, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system, some of which could significantly affect our business. Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations may be directly or indirectly affected by various broad federal and state healthcare fraud and abuse laws. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, in some instances, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various federal and state enforcement and regulatory authorities. Under current interpretations of the Federal False Claims Act and certain similar state laws, some of these laws also may be subject to enforcement in a qui tam lawsuit brought by a private party “whistleblower,” with or without the intervention of the government.

If our operations, including our laser system placement and disposable sales and marketing programs, clinical research and consulting arrangements with physicians are found to be in violation of these laws and not protected under a statutory exception or regulatory safe harbor provision, we, our officers or our employees may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation, including the exclusion of our products from use in treatment of Medicare or other federal healthcare program patients. If federal or state investigations or enforcement actions were to occur, our business and financial condition would be harmed.

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

For the year ended December 31, 2011, our revenue from international operations represented 17% of consolidated revenue, of which 14% of consolidated revenue was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. In addition, our international operations subject us to the extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk that we will be adversely affected by fluctuations in currency exchange rates. We currently do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.

We use both a direct sales organization and distributors for sales of our products throughout most of Europe, the Middle East, the Pacific Rim and Latin America. The sales and marketing efforts on our behalf by international distributors could fail to attain long-term success.

We have yet to fully relocate our PMA products to our expanded leased facility in Colorado Springs. If we fail to conduct the remainder of the relocation in an efficient manner or if our manufacturing operations are interrupted for any reason, our results may be adversely affected.

In the past several years, we have successfully moved the manufacturing of our 510(k) products and our CVX-300 laser system to our corporate headquarters in Colorado Springs. In January 2012, the the FDA approved our PMA supplement requesting a manufacturing site change for our ELCA coronary atherectomy product line and the SLS II laser-assisted lead extraction product line. We may experience difficulties in efficiently relocating our remaining manufacturing operations in a manner that the FDA approves as required.

Furthermore, our ability to manufacture our products may be adversely affected by factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to our facility. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In some instances, for example, if the interruption is a result of a failure to follow regulatory protocols and procedures, we may experience delays in resuming production of affected products due primarily to needs for regulatory approvals. As a result, we may suffer loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.

Product liability and other claims against us may reduce demand for our products or result in substantial damages.

Our business exposes us to potential liability for risks that may arise from the clinical testing of our unapproved or cleared new products, the clinical testing of expanded indications for existing products, the use of our products by physicians and the manufacture and sale of any approved products. An individual may bring a product liability claim against us, including frivolous lawsuits, if one of our products causes, or merely appears to have caused, an injury. We maintain product liability insurance in the amount of $10 million per occurrence with an annual aggregate maximum of $10 million. We cannot assure, however, that product liability claims will not exceed our insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. Our insurers may also claim that certain claims are not within the scope of our product liability insurance. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business. Any product liability claim or series of claims or class actions brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our insurance levels, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to renew or obtain product liability insurance coverage in the future on acceptable terms, or at all;

•	withdrawal of clinical trial volunteers or patients;

•	damage to our reputation and the reputation of our products;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	diversion of management’s attention from managing our business.

Patients treated with our products often are seriously ill or have pacemaker or ICD leads embedded and surrounded by scar tissue within their chest. Patients treated with our products may suffer from severe infection, peripheral artery disease, coronary artery disease, diabetes, high blood pressure, high cholesterol and other problematic conditions. During procedures or the clinical follow-up subsequent to procedures involving the use of our products, serious adverse events may occur and some patients may die. Serious adverse events or patient deaths involving the use of our products may subject us to product liability litigation, product recalls or limit our ability to grow our revenue, which could have a material adverse impact on our business.

Claims may be made by consumers, healthcare providers or others selling our products. We may be subject to claims against us even if an alleged injury is due to the actions of others. For example, we rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and related processes relating to our products. If these medical personnel are not properly trained or are negligent in using our products, the therapeutic effect of our products may be diminished or the patient may suffer injury or death, which may subject us to liability. In addition, an injury or death resulting from the activities of our suppliers may serve as a basis for a claim against us. We maintain policies and procedures and require training designed to educate our employees that off-label promotion is illegal. However, we cannot prevent a physician from using our products for any off-label applications. If injury to a patient results from such use, we may become involved in a product liability suit, which may be expensive to defend. Even if we do not become involved in a suit, quality or safety issues could result in reputational harm, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of devices, civil or criminal sanctions, or withdrawal of existing approvals.

Although there is federal preemption for medical devices approved by the FDA under a pre-market approval application that in some situations provides a shield against state tort product liability claims, Supreme Court decisions or federal legislation could reverse the exemption. If this preemption is removed, product liability claims may increase.

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

If we are not able to protect and control unpatented trade secrets, know-how and other proprietary technology, we may suffer competitive harm.

In addition to patented intellectual property, we also rely on trade secrets, unpatented proprietary technology, confidential information and know-how to protect our technology and maintain our competitive position, particularly when we do not believe patent protection is appropriate or obtainable. However, trade secrets and unpatented proprietary technology are difficult to protect. In order to protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover trade secrets and proprietary information that have been licensed to us or that we own, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using trade secrets that have been licensed to us or that we own is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or unpatented proprietary technology. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

We depend on attracting, retaining and developing key management, clinical, scientific and sales and marketing personnel, and the loss of these personnel could impair the development and sales of our products.

Our success depends on our continued ability to attract, retain, develop and motivate highly qualified management, clinical, scientific and sales and marketing personnel. We do not have employment agreements with any of our employees, other than our chief executive officer. Their employment with us is “at will,” and each employee, other than our chief executive officer, can terminate his or her employment with us at any time. As a condition of employment, our employees sign a confidentiality and trade secrets agreement that precludes them, upon termination of their employment, from recruiting our employees or working for a direct competitor. We also have agreements with seven of our officers that provide for the payment of either one year’s salary plus bonus or six months’ salary plus bonus in the event of separation of the officer’s employment in certain circumstances. The agreements also prohibit the officer from competing with us and soliciting our employees and customers in the case of termination of employment. The enforceability of these agreements depends on the circumstances at the time of separation, and the agreements may be difficult to enforce. We do not carry key person insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not be able to attract, retain and develop quality personnel on acceptable terms given the competition for such personnel.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

          Many healthcare industry companies, including healthcare systems, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, and/or cash flows would suffer.

If we make acquisitions, we could encounter difficulties that harm our business.

We may acquire companies, products or technologies that we believe to be complementary to our business. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, operations, products or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes. If we use our common stock to acquire companies, products or technologies, our stockholders may experience substantial dilution.

An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber incident or a deficiency in our cybersecurity, may result in a loss of business or damage to our reputation.
We rely on communications, information and manufacturing systems to conduct our business. Any failure, interruption or cyber incident of these systems could result in failures or disruptions in our customer relationship management or product manufacturing. A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data, or steal confidential information. The occurrence of any failures, interruptions or cyber incidents could result in a loss of customer business or reputation and have a material effect on our business, financial condition, results of operations and cash flows.

A U.S. and global economic downturn could adversely affect our operating results, financial condition, or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The European sovereign debt crisis has increased concerns about global economic recovery. Over the past several years, the credit and capital markets have experienced extreme volatility and disruption. The strength of the United States and global economy is uncertain, and the United States may experience slowed growth or another recession. Turbulence in the financial markets and general economic uncertainties may make it more difficult and more expensive for hospitals and health systems to obtain credit, which would contribute to pressures on our operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care. In such circumstances, we expect many of our customers would continue to scrutinize costs, trim budgets and look for opportunities to further reduce or slow capital spending.

In addition, the potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our products from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. has and may continue to result in a smaller percentage of patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs.

Further, a strengthening of the United States dollar in conjunction with the European sovereign debt crisis or other negative economic event may adversely affect the results of our international operations when those results are translated into United States dollars. Additionally, disruptions in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. If we cannot obtain financing, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition, and liquidity.

Our stock price may continue to be volatile.

The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The following factors, among other things, may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results and the operating results of competitors;

•	announcements of technological innovations or new products by us or our competitors;

•	results of clinical trials or studies by us or our competitors;

•	governmental regulation;

•	developments with respect to patents or proprietary rights, including assertions that our products infringe the intellectual property rights of others;

•	public concern regarding the safety of products developed by us or others;

•	the initiation or cessation in coverage of our common stock, or changes in estimates or recommendations concerning us or our common stock, by securities analysts;

•	changes in accounting principles;

•	past or future management changes;

•	litigation;

•	adverse developments in any government inquiry or investigation;

•	changes in general market and economic conditions; and

•	the possibility of our financing future operations through additional issuances of equity securities, which may result in dilution to existing stockholders.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Following the decrease in our stock price in September 2008 and following the execution of a search warrant related to a government investigation of us and certain of our employees, we became the target of securities litigation. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

All of our domestic operations are currently located in Colorado Springs, Colorado. In December 2006, we entered into a ten-year lease agreement for a 75,000 square foot building in Colorado Springs. All research and development, clinical studies, regulatory, marketing, sales support and administrative functions were moved to the new facility in 2007. The expanded facility has approximately 17,000 square feet of manufacturing space which contains the substantial portion of our manufacturing operations. We currently manufacture all 510(k) products and the CVX-300 laser system at this facility, and we have recently received FDA approval for a manufacturing site change for our remaining products, the ELCA and SLS product lines. We expect to complete the transfer of manufacturing for these two product lines to the newer facility in mid-2012.

In addition to the leased facility described above, we continue to occupy a building in Colorado Springs, Colorado. This facility, which we purchased in 2005, contains approximately 24,000 square feet of usable space, and our ELCA and SLS products are currently manufactured there.

Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe, and the lease expires June 30, 2013. Spectranetics Deutschland GmbH leases a small office in Germany through July 2015.

Based on the growth of our business and currently available leased space, we believe that we will need to expand our office space facilities in Colorado Springs in the near future, and are currently evaluating our options.

ITEM 3.    Legal Proceedings

For a discussion of our legal proceedings, please refer to Note 19, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market for each calendar quarter in 2011 and 2010. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent the sales prices in actual transactions.

	High	Low
Year Ended December 31, 2010
1st Quarter	$7.58	$6.29
2nd Quarter	7.99	5.11
3rd Quarter	5.65	4.73
4th Quarter	5.54	4.37
Year Ended December 31, 2011
1st Quarter	$5.37	$4.12
2nd Quarter	6.39	4.61
3rd Quarter	7.72	5.16
4th Quarter	8.31	6.30
Number of Record Holders; Dividends
We have not paid cash dividends on our common stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Our line of credit with Wells Fargo Bank limits our ability to pay dividends in some circumstances.
The closing sales price of our Common Stock on March 9, 2012 was $8.75. On March 9, 2012, we had 502 stockholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, nominees and other fiduciaries.
Recent Sales of Unregistered Equity Securities
During the fourth quarter ended December 31, 2011, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2011.
Securities Issuable Under Equity Compensation Plans
For a discussion of the securities authorized under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

ITEM 6.    Selected Financial Data

The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2011, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and notes thereto included in Part IV, Item 15 in this annual report. The selected balance sheet data as of December 31, 2011 and 2010, and statement of operations data for each year in the three-year period ended December 31, 2011, have been derived from our audited financial statements also included elsewhere herein. The selected historical balance sheet data as of December 31, 2009, 2008 and 2007, and statement of operations data for the years ended December 31, 2008 and 2007, are derived from, and are qualified by reference to, our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$127,287	$117,917	$114,837	$104,010	$82,874
Cost of products sold	35,723	34,031	33,140	29,389	21,956
Selling, general and administrative	70,502	66,665	68,478	61,150	50,048
Research, development and other technology	17,729	14,900	15,060	13,449	10,814
Federal investigation legal and accrued indemnification costs(1)	(370)	6,798	2,362	2,450	—
Federal investigation settlement(2)	—	—	5,000	—	—
Settlement costs—license agreement dispute(3)	1,821	—	—	—	—
Litigation charges(4)	596	—	1,166	—	—
Employee termination and lease abandonment costs(5)	—	1,630	536	—	—
Asset impairment charge(6)	—	939	—	—	—
Discontinuation costs-Safe-Cross product line(7)	—	—	1,075	—	—
Purchased in-process research and development(8)	—	—	—	3,849	—
Operating (loss) income	1,286	(7,046)	(11,980)	(6,277)	56
Interest income (expense), net(4)	(149)	223	410	1,668	2,633
Loss on sale of auction rate securities(9)	—	—	(540)	—	—
Other-than-temporary impairment of auction rate securities(10)	—	—	(1,100)	—	—
Other, net	(12)	(8)	(37)	(52)	(35)
Income (loss) before income taxes	1,125	(6,831)	(13,247)	(4,661)	2,654
Income tax (expense) benefit(11)	(231)	(6,232)	(126)	706	4,575
Net income (loss)	$894	$(13,063)	$(13,373)	$(3,955)	$7,229
Income (loss) from continuing operations per share:
Basic	$0.03	$(0.39)	$(0.41)	$(0.12)	$0.23
Diluted	$0.03	$(0.39)	$(0.41)	$(0.12)	$0.21
Weighted average common shares outstanding:
Basic	33,458	33,091	32,529	31,826	31,225
Diluted	34,370	33,091	32,529	31,826	33,783

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
BALANCE SHEET DATA:
Working capital	$41,374	$40,512	$32,958	$32,668	$58,387
Cash, cash equivalents, and current investment securities available for sale(12)	39,638	33,662	19,053	20,478	50,000
Non-current investment securities(12)	—	—	9,800	15,570	3,037
Restricted cash	—	—	817	1,350	1,350
Property & equipment, net	27,249	28,669	31,475	32,345	25,412
Total assets	109,036	93,695	100,683	107,096	108,046
Long-term liabilities	1,566	598	593	422	251
Stockholders’ equity	79,510	74,498	84,928	90,984	91,805
________________________

(1)
See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

(2)
In 2009, we reached a resolution with the federal government regarding a federal investigation. We entered into a non-prosecution agreement and a civil settlement agreement under which we made a cash payment of $5.0 million to the federal government, without any admission of wrongdoing. See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)
In the fourth quarter of 2011, we recorded $1.8 million related to the termination of a license agreement with Medtronic, Inc. See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18, “Settlement costs—license agreement dispute,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

(4)
In the third quarter of 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica S.p.A., requiring us to pay to Cardiomedica $0.6 million in damages plus $0.2 million in interest. See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

For 2009, the $1.2 million included in this line item represent royalties related to a patent license agreement, which was executed and paid in December 2009.

(5)
In 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010. In addition, in the fourth quarter of 2010, we recorded a charge of $1.0 million related to the retirement of Emile J. Geisenheimer from his positions as chairman, president, and chief executive officer. See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 17, “Employee Termination and Lease Abandonment Costs,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

During 2009, we eliminated certain positions in order to streamline operations. As a result, we recorded severance obligations totaling $0.4 million for year ended December 31, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $0.1 million for a portion of a leased facility that we no longer utilized.

(6)
In the third quarter of 2010, we wrote off a capital project in process that was no longer expected to be completed and utilized due to an EPA ruling which effectively limited the useful life of the asset.

(7)
In the third quarter of 2009, we discontinued the marketing and sales of the Safe-Cross product line, which we acquired in May 2008. The $1.1 million charge included a patent impairment charge, impairment of long-lived assets, inventory write-offs and remaining contractual obligations to the seller primarily related to inventory purchases.

(8)	In-process research and development expense of $3.8 million in 2008 represented amounts related to a development project we acquired as part of an endovascular product line acquisition.

(9)
In the fourth quarter of 2009, we sold two of our auction rate securities at 90% and 92% of par, respectively. The amounts recorded represent the realized loss on the sale of these securities, which were recorded on our balance sheet at 90% of par at the date of sale.

(10)
In the fourth quarter of 2009, we determined that our remaining auction rate securities were other-than-temporarily impaired, due to a change in our intent to hold such investments until a full recovery of their par value. The $1.1 million recorded represents the impairment calculated by an independent consultant.

(11)
Income tax expense for the year ended December 31, 2011 included a tax benefit of $0.5 million resulting from a reduction in the valuation allowance against our deferred tax asset in the Netherlands related to a foreign strategic tax transaction enacted in 2011.

Income tax expense for the year ended December 31, 2010 included an increase in the valuation allowance against our deferred tax asset of $6.1 million, which was recorded in the third quarter of 2010 as a result of management’s assessment of the recoverability of the asset. Income tax benefit for the year ended December 31, 2007 included an adjustment of $6.6 million, which represented the release of a valuation allowance that we determined was no longer required on specific deferred taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13, “Income Taxes,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

(12)
We had no investment securities at December 31, 2011. Current investment securities at December 31, 2010 included $3.6 million of auction rate securities, which we liquidated in the first quarter of 2011. Non-current investment securities at December 31, 2009 and 2008 included $9.8 million and $15.6 million of auction rate securities, respectively, which were deemed to be illiquid at their respective balance sheet dates. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K and in our other SEC filings. The following discussion may contain forward-looking statements that constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are set forth in the risk factors listed from time to time in our filings with the SEC as well as those set forth in Item 1A, “Risk Factors.” See the introduction to Part I of this annual report.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in more than 40 countries and are used to treat arterial blockages in the heart and legs and to remove pacemaker and defibrillator cardiac leads. Approximately 60% of our disposable product revenue is from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple, minimally invasive cardiovascular procedures.

For an overview of our Vascular Intervention and Lead Management business units, market opportunities, products and clinical trials, please see Part I, Item I, “Business” to this annual report on Form 10-K.

Results of Operations

Revenue by Product Line

	2011		2010		2009
	(in thousands)
Disposable products:
Vascular Intervention	$62,264	49%	$60,224	51%	$61,940	54%
Lead Management	46,480	36	41,162	35	36,782	32
Service and other revenue	10,122	8	9,380	8	9,327	8
Laser equipment	8,421	7	7,151	6	6,788	6
Total revenue	$127,287	100%	$117,917	100%	$114,837	100%

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the years ended December 31, 2011, 2010 and 2009, a portion of research and development and general and administrative costs incurred in the U.S. has been allocated to International Medical based on a percentage of revenue, because these costs support our ability to generate revenue in the international segment.

	Year Ended December 31,
	2011		2010		2009
	(in thousands)
Revenue
United States	$105,933	83%	$101,008	86%	$96,920	84%
International	21,354	17	16,909	14	17,917	16
Total revenue	$127,287	100%	$117,917	100%	$114,837	100%

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)
United States	$347	$(11,853)	$(12,650)
International	547	(1,210)	(723)
Total net income (loss)	$894	$(13,063)	$(13,373)

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2011 and December 31, 2010 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

	For the year ended December 31,
(in thousands, except for percentages)	2011	% of rev(1)	2010	% of rev(1)	$ change 2011-2010	% change 2011-2010
Revenue
Disposable products revenue:
Vascular intervention	$62,264	49%	$60,224	51%	$2,040	3%
Lead management	46,480	37	41,162	35	5,318	13
Total disposable products revenue	108,744	85	101,386	86	7,358	7
Service and other revenue	10,122	8	9,380	8	742	8
Laser revenue:
Equipment sales	3,269	3	1,937	2	1,332	69
Rental fees	5,152	4	5,214	4	(62)	(1)
Total laser revenue	8,421	7	7,151	6	1,270	18
Total revenue	127,287	100	117,917	100	9,370	8
Gross profit	91,564	72	83,886	71	7,678	9
Operating expenses
Selling, general and administrative	70,502	55	66,665	57	3,837	6
Research, development and other technology	17,729	14	14,900	13	2,829	19
Federal investigation legal and accrued indemnification costs	(370)	—	6,798	6	(7,168)	(105)
Settlement costs—license agreement dispute	1,821	1	—	—	1,821	nm
Litigation charge	596	—	—	—	596	nm
Employee termination costs	—	—	1,630	1	(1,630)	(100)
Asset impairment charge	—	—	939	1	(939)	(100)
Total operating expenses	90,278	71	90,932	77	(654)	(1)
Operating income (loss)	1,286	1	(7,046)	(6)	8,332	(118)
Other income (expense)
Litigation-related interest expense	(230)	—	—	—	(230)	nm
Interest income, net	81	—	223	—	(142)	(64)
Other, net	(12)	—	(8)	—	(4)	50
Income (loss) before income taxes	1,125	1	(6,831)	(6)	7,956	(116)
Income tax expense	(231)	—	(6,232)	(5)	6,001	(96)
Net income (loss)	$894	1%	$(13,063)	(11)%	$13,957	(107)%

(1)	Percentage amounts may not add due to rounding. nm = not meaningful.

Revenue and gross margin

Revenue for the year ended December 31, 2011 was $127.3 million, an increase of 8% as compared with $117.9 million for the year ended December 31, 2010. Of the $9.4 million revenue increase, approximately 80% was in disposables product revenue and 20% was in laser and service revenue. This resulted in a slight change in our product mix year-over-year, with disposables products generating 85% of revenue in 2011 compared with 86% in 2010. Service and other revenue remained stable at 8% of total revenue in both years. Revenue from laser equipment sales and rentals increased to 7% of total revenue in 2011 compared with 6% in 2010.

Vascular Intervention (VI) disposables revenue, which includes products used in both the peripheral and coronary vascular systems, increased 3% in 2011 compared with 2010. VI sales include three product categories: atherectomy, which increased 7%; crossing solutions, which were flat year-over-year; and thrombectomy, which decreased 4%, all compared with 2010. The increase in atherectomy revenue was due to increased unit volumes of peripheral and coronary atherectomy products. Increased peripheral atherectomy product sales were primarily related to higher sales to stand-alone physician clinics, which provide increased access for patients at a potentially lower cost to the healthcare system. Increased coronary atherectomy product sales were due primarily to increased use of our products within existing accounts. Crossing solutions product sales were flat year-over-year, in spite of increased competition. The decline in thrombectomy revenue was primarily due to a reduction in sales of the ThromCat® XT catheter in Europe, due to a greater focus on products with higher sales volumes.

Lead Management (LM) revenue grew 13% in 2011 as compared with 2010. We believe our LM revenue continues to increase primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (LExICon) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines for lead extractions set forth by the Heart Rhythm Society, (3) an expanding market for lead extractions due primarily to increasing infection rates and an increase in the number of malfunctioning leads, and (4) our customer-focused LM sales organization. LM revenue increased significantly in Japan, where recent reimbursement approvals have allowed us to make available our complete lead management system.

Laser equipment revenue increased to $8.4 million in 2011 from $7.2 million in 2010. Equipment sales revenue, which is included in laser equipment revenue, increased 69% from 2010. We sold 29 laser systems (18 sales from inventory and 11 sale conversions from rental units) in 2011 compared with 14 in 2010.  Rental revenue decreased 1% in 2011 as compared with the prior year, with increased revenue from straight rentals offset by a decrease in Cap-Free (fee per procedure) revenue. Service and other revenue increased 8%, to $10.1 million in 2011 from $9.4 million in 2010, due primarily to our increased installed base of laser systems.

We placed 129 laser systems with new customers during 2011 compared with 78 during the prior year. Of those new laser placements, 60 laser systems were transfers from the existing installed base in 2011 compared with 38 transfers in 2010. Of the 2011 laser placements, 41 of the new placements were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. Reimbursement changes made in late 2010 for procedures conducted in an office setting enabled us to place lasers with these office-based physicians. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements brought our worldwide installed base of laser systems to 1,011 (770 in the U.S.) at December 31, 2011.

On a geographic basis, revenue in the United States was $105.9 million in 2011, an increase of 5% from the prior year. International revenue was $21.4 million, an increase of 26% from 2010. The increase in international revenue was due to increases in both VI and LM disposables and laser equipment revenue. We recorded nine international laser system sales in 2011 compared with six laser system sales in 2010. Fluctuations in foreign exchange rates also contributed $0.9 million to the 2011 revenue increase compared with 2010.

 Gross margin in 2011 was 72% compared with 71% in 2010. The increase was due to a combination of changes in product mix and improved manufacturing efficiencies. Our revenue increase in 2011 included a higher percentage of laser disposables, which carry higher gross margins than non-laser catheters, as compared with the prior year. Margins can fluctuate based on a number of factors, including manufacturing efficiencies and product mix.

Operating expenses

Operating expenses were $90.3 million in 2011, a decrease of 1% from $90.9 million in 2010. Operating expenses represented 71% of total revenue in 2011 as compared with 77% of total revenue in 2010.  Operating expenses in 2011 and 2010 included a number of special items which are separately disclosed components within operating expenses in our statement of operations. In 2011, these special items totaled $2.0 million, compared with $9.4 million in 2010, and they are further described below.

Selling, general and administrative.   Selling, general and administrative (SG&A) expenses increased 6% compared with the year ago period. As a percentage of revenue, SG&A expenses decreased to 55% of revenue in 2011 compared with 57% in 2010.

Within SG&A, marketing and selling expenses increased $3.3 million, or 6%, year-over-year, due primarily to the following:

•	a $1.9 million increase in VI and LM marketing expense, due to new hires and increased marketing and training events,

•	a $1.4 million increase in international sales expense due in part to new hires, increased performance-based incentive compensation and a $0.5 million impact of foreign currency fluctuations.

Also within SG&A, general and administrative expenses increased $0.5 million, or 4%, year-over-year, with increases in company-wide performance-based incentive compensation expense partially offset by a decrease in outside consulting costs associated with regulatory compliance.

Research, development and other technology.    Research, development and other technology expenses were approximately $17.7 million in 2011, an increase of 19% from $14.9 million in 2010. As a percentage of revenue, research, development and other technology costs increased to 14% of revenue in 2011 from 13% of revenue in 2010, due to our investments primarily in new product development projects and the EXCITE ISR clinical trial. Costs included in research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs were as follows:

•
Product development and related regulatory costs increased approximately $1.3 million compared with 2010 due to an increase in headcount and in materials expenses related to new product development projects.

•	Clinical studies expense increased by approximately $1.1 million due primarily to costs associated with the EXCITE ISR clinical trial.

•	Royalty expenses increased by approximately $0.3 million due to higher sales of products incorporating technology that we license.

Federal investigation legal and accrued indemnification costs. In the third quarter of 2010, we recorded a $6.5 million charge to accrue the low end of our estimate of the range of our contingent liability for indemnification obligations we have to three former employees who were indicted on charges related to a federal investigation. In addition, in 2010, we had $0.3 million of legal costs associated with the federal investigation. In the fourth quarter of 2011, we recorded a $0.4 million reduction in our accrual for indemnification costs to reflect a change in our estimate.

The decrease in our estimate is the result of the following recent developments. In February 2012, we entered into certain agreements with the two former employees who were to be tried later in the month. These agreements gave us increased clarity as to the likely amount of expenses to be incurred through the conclusion of the trials. Thereafter, in February 2012, a trial was held for two of the defendants, which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial. As a result of the agreements with the former employees, their subsequent jury verdicts and the dismissal of charges against the third defendant, we now believe that our estimate of the remaining legal fees and expenses as of December 31, 2011 can be reasonably determined. We now estimate that our total costs in these matters will total approximately $6.1 million as compared with the original $6.5 million estimate. The $0.4 million adjustment to our accrual reduces the remaining liability as of December 31, 2011 to approximately $2.9 million, which is expected be paid by June 30, 2012. The actual expenses may be higher or lower than the estimate depending upon final resolution of the proceedings. Factors that may cause us to increase the accrual include but are not limited to the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

See Note 19, “Commitments and Contingencies,” of the consolidated financial statements included in Part IV, Item 15 of this annual report for further discussion of this matter.

Settlement costs—license agreement dispute. In the fourth quarter of 2011, we recorded a $1.8 million charge related to the termination of a license agreement because the underlying cause of the dispute and likelihood of a settlement to resolve such dispute existed as of December 31, 2011. In January 2012, we terminated a license agreement, dated February 1997, with Medtronic, Inc. In 2011, the parties disputed whether royalties were owed under the license agreement. Under the termination agreement, we paid to Medtronic $3.0 million in January 2012 in settlement of all obligations under the license agreement, and neither party has any further rights or obligations under the license agreement. We had accrued royalty expenses in the amount of $1.2 million prior to the termination settlement; therefore, we recorded the $1.8 million charge as settlement costs—license agreement dispute in our financial statements for the quarter ended December 31, 2011. Royalty expenses paid or accrued under the license agreement for the year ended December 31, 2011 were approximately $1.5 million. Royalty expenses will not be incurred subsequent to the effective date of the termination agreement. See Note 18, “Settlement costs—license agreement dispute,” of the consolidated financial statements included in Part IV, Item 15 of this report for further discussion of this matter.

Litigation charge. We have been engaged in a dispute since 1999 with Cardiomedica S.p.A., an Italian company, over the existence of a distribution agreement between Cardiomedica and us. In September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica $0.6 million in damages plus $0.2 million in interest, which represented an additional award to the $0.6 million granted to Cardiomedica by the court in 2009, but which Cardiomedica had appealed. We paid and expensed the additional award in September 2011. See Note 19, “Commitments and Contingencies,” of the consolidated financial statements included in Part IV, Item 15 of this report for further discussion of this matter.
Employee termination costs.   In the third quarter of 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010. Effective November 1, 2010, Emile Geisenheimer retired from his positions as chairman, president, and chief executive officer. In connection with his retirement and release of claims, we paid

Mr. Geisenheimer $0.5 million, equal to one-year’s salary, which was the amount payable under his employment agreement in connection with termination of his employment. In addition, outstanding stock options held by Mr. Geisenheimer to purchase 140,279 shares of our common stock became fully vested in accordance with their terms, resulting in non-cash stock compensation expense of $0.4 million. These amounts, along with certain health insurance premiums, were recorded in the three months ended December 31, 2010.

Asset impairment charge. In the third quarter of 2010, we wrote off a capital project in process that was no longer expected to be completed and used, due to an EPA ruling that effectively limited the useful life of the asset.

Interest income (expense)

Litigation related interest expense. As discussed above, in September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica $0.6 million for lost profits plus $0.2 million in interest. We paid and expensed this amount in September 2011.
Interest income, net. Interest income decreased 64% to $0.1 million in 2011 from $0.2 million in 2010. The decrease in interest income in 2011 was due primarily to a lower investment portfolio balance.

Income (loss) before income taxes

Pre-tax income for the year ended December 31, 2011 was $1.1 million, compared with a pre-tax loss of $(6.8) million for the year ended December 31, 2010. The current year results included $2.0 million of special items, and the prior year results included $9.4 million of special items, as described above.

Income tax expense

We recorded income tax expense of $0.2 million in 2011. This was primarily the result of taxes currently payable in state and foreign jurisdictions as well as deferred tax expense arising from net deferred tax liabilities after consideration of the substantial valuation allowance against our deferred tax assets. Income tax expense in 2011 included approximately $0.4 million of income tax expense in foreign jurisdictions and $0.1 million of state income taxes currently payable for the year ended December 31, 2011. Additionally, we recorded deferred federal and state tax expense of $0.2 million representing a deferred tax liability related to the difference in accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. GAAP.

The remainder of our tax NOLs in the Netherlands expired unutilized at the end of 2011. However, prior to expiration we entered into a strategic tax transaction with the approval of the Dutch tax authority which allowed Spectranetics International B.V (BV) to sell its assets including goodwill to a newly created subsidiary of BV. The transaction allowed BV to offset the gain from the sale of the assets with a portion of its NOL prior to expiration. The new subsidiary will be allowed to amortize the tax-basis goodwill over ten years for tax purposes. We therefore recorded a $0.5 million tax benefit in the fourth quarter of 2011 representing our estimate of the actual utilization of the extended tax deduction in future years.

In 2010, we increased our valuation allowance against our U.S. deferred tax asset to 100%. The effect of the valuation allowance adjustment was to increase our provision for income taxes by $6.1 million for the year ended December 31, 2010. Events in 2010, primarily the third quarter 2010 indictment of former employees, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused us to conclude that we no longer met the accounting criteria for recognizing a portion of our deferred tax asset. Income tax expense also included approximately $142,000 comprised of state and foreign income taxes payable for the year ended December 31, 2010.

We continue to believe there is sufficient uncertainty surrounding the realization of our U.S. deferred tax assets through future taxable income. We will continue to assess the need for a valuation allowance in future periods. In the event there is a change in circumstances in the future which would affect the utilization of our deferred tax assets, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

See Note 13, “Income Taxes,” to our consolidated financial statements included in Part IV, Item 15 of this annual report for further discussion of our income tax provision.

Net income (loss)

We recorded net income for the year ended December 31, 2011 of $0.9 million, or $0.03 per fully diluted share, compared with a net loss of $(13.1) million, or $(0.39) per share, for the year ended December 31, 2010.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the year. Fluctuations in currency rates during the year ended December 31, 2011 as compared with the year ended December 31, 2010 caused an increase in consolidated revenue of approximately $0.9 million and an increase in consolidated net income of approximately $0.4 million.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2010 and December 31, 2009 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

	For the year ended December 31,
(in thousands, except for percentages)	2010	% of rev(1)	2009	% of rev(1)	$ change 2010-2009	% change 2010-2009
Revenue
Disposable products revenue:
Vascular intervention	$60,224	51%	$61,940	54%	$(1,716)	(3)%
Lead management	41,162	35	36,782	32	4,380	12
Total disposable products revenue	101,386	86	98,722	86	2,664	3
Service and other revenue	9,380	8	9,327	8	53	1
Laser revenue:
Equipment sales	1,937	2	2,079	2	(142)	(7)
Rental fees	5,214	4	4,709	4	505	11
Total laser revenue	7,151	6	6,788	6	363	5
Total revenue	117,917	100	114,837	100	3,080	3
Gross profit	83,886	71	81,697	71	2,189	3
Operating expenses
Selling, general and administrative	66,665	57	68,478	60	(1,813)	(3)
Research, development and other technology	14,900	13	15,060	13	(160)	(1)
Federal investigation legal and accrued indemnification costs	6,798	6	2,362	2	4,436	188
Federal investigation settlement	—	—	5,000	4	(5,000)	nm
Employee termination and lease abandonment costs	1,630	1	536	—	1,094	204
Asset impairment charge	939	1	—	—	939	nm
Litigation settlement	—	—	1,166	1	(1,166)	nm
Discontinuation costs—Safe-Cross product line	—	—	1,075	1	(1,075)	nm
Total operating expenses	90,932	77	93,677	82	(2,745)	(3)
Operating loss	(7,046)	(6)	(11,980)	(10)	4,934	(41)
Other income (expense)
Loss on sale of auction rate securities	—	—	(540)	—	540	nm
Other-than-temporary impairment of auction rate securities	—	—	(1,100)	(1)	1,100	nm
Interest income, net	223	—	410	—	(187)	(46)
Other, net	(8)	—	(37)	—	29	(78)
Loss before income taxes	(6,831)	(6)	(13,247)	(12)	6,416	(48)
Income tax expense	(6,232)	(5)	(126)	—	(6,106)	nm
Net loss	$(13,063)	(11)%	$(13,373)	(12)%	$310	(2)%

(1)	Percentage amounts may not add due to rounding. nm = not meaningful.

Revenue and gross margin

Revenue for the year ended December 31, 2010 was $117.9 million, an increase of 3% as compared with $114.8 million for the year ended December 31, 2009. This increase was mainly due to increased LM disposables revenue and increased equipment rental revenue, offset by a decline in VI disposables revenue compared with the prior year. Our product mix remained stable year-over-year, with disposable products generating 86% of revenue, service and other revenue generating 8% and revenue from laser sales and rentals at 6% of total revenue in both years.

VI revenue decreased 3% from 2009 to 2010. VI sales include three product categories: atherectomy, which decreased 1%; crossing solutions, which decreased 4%; and thrombectomy, which decreased 8%, all compared with 2009. The decline in atherectomy revenue was due primarily to a decrease in sales of our Turbo Elite products, as a result of a challenging economic environment, disruption associated with the elimination and realignment of certain sales territories in the second half of 2010 and ongoing competitive product pressures. These declines were partially offset by sales of our Turbo-Tandem product, which was launched in March 2010 and generated revenue of $4.4 million in 2010. We believe the decrease in crossing solutions product sales is primarily due to the competitive environment, with the introduction by competitors of alternative crossing solutions products in late 2009. We believe the decline in thrombectomy revenue was partially due to ordering patterns adversely impacted as a result of the QuickCat recall announced in July 2010.

LM revenue grew 12% in 2010 as compared with 2009. We believe our LM revenue is increasing primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, (2) expanded guidelines for lead extractions set forth by the Heart Rhythm Society, (3) an expanding market for lead extractions due primarily to increasing infection rates and an increase in the number of malfunctioning leads, and (4) our customer-focused LM sales organization.

Laser equipment revenue increased to $7.2 million in 2010 from $6.8 million in 2009. Rental revenue increased 11% in 2010 as compared with 2009. This increase was due primarily to the increase in our installed rental base of laser systems, which increased to 456 at December 31, 2010 from 438 at December 31, 2009, and our conversion of under-performing Cap-Free (fee per procedure) lasers to straight rentals. Equipment sales revenue, which is included in laser equipment revenue, decreased 7% from 2009. We sold 14 laser systems in each of 2010 and 2009; however, our average sales price of laser systems decreased slightly in 2010 compared with 2009 primarily due to a change in the mix of new and remanufactured systems sales.  Service and other revenue increased 1%, to $9.4 million in 2010 from $9.3 million in 2009, due primarily to our increased installed base of laser systems.

We placed 78 laser systems with new customers during 2010 compared with 122 during 2009. Of those new laser placements, 38 laser systems were transfers from the existing installed base in 2010 compared with 70 transfers in 2009. In the past two years, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals where we believe utilization will be higher, in order to increase productivity per laser system. Both our focus on redeploying laser systems and our emphasis on increasing sales to existing accounts resulted in fewer net new placements in 2010 as compared with 2009, which we anticipated. Our worldwide installed base of laser systems was 942 (726 in the U.S.) at December 31, 2010.

On a geographic basis, revenue in the United States was $101.0 million in 2010, an increase of 4% from 2009. International revenue totaled $16.9 million in 2010, a decrease of 6% from 2009, due in part to the impact of foreign currency fluctuations.

Gross margin in 2010 and 2009 was 71%. Gross margin was favorably impacted by the year-over-year change in product mix, as the revenue increase was primarily in higher margin disposable products. Laser margins in 2010 were also slightly higher than laser margins in 2009, due primarily to an increase in straight rentals and a decrease in Cap-Free (fee per procedure) programs. However, these improvements in gross margin were offset by the impact of the voluntary product recall and related expenses for product replacement of the QuickCat catheter. Cost of products sold included a $0.3 million charge related to the recall, of which $0.2 million was related to the costs associated with the return and replacement of product and $0.1 million was related to the disposal and write-off of inventory.

Operating expenses

Operating expenses were $90.9 million in 2010, a decrease of 3% from $93.7 million in 2009. Operating expenses in 2010 and 2009 include a number of special items, which are separately disclosed components within operating expenses in our statement of operations. In 2010, these special items totaled $9.4 million, compared with $10.1 million in 2009, and they are further described below. In addition, selling, general and administrative expenses decreased 3%, and research, development and other technology decreased 1% as compared with the prior year.

Operating expenses represented 77% of total revenue in 2010 as compared with 82% of total revenue in 2009.

Selling, general and administrative.   Fluctuations in selling, general and administrative expenses included:

•
Marketing and selling expenses decreased 1%, with decreases in U.S. field sales and marketing costs offset by increases in international sales and marketing due to an increase in staffing within our international sales organization.

•	General and administrative expenses decreased 7%, with decreases in regulatory compliance outside consulting costs partially offset by increases in personnel and other miscellaneous expenses.

Research, development and other technology.    Research, development and other technology expenses of approximately $14.9 million in 2010 decreased 1% compared with 2010, and in 2009 and 2010 represented 13% of revenue. Fluctuations in these costs resulted from the following:

•
Product development and related regulatory costs increased approximately $0.2 million compared with 2009 primarily related to an increase in outside consulting costs to support our regulatory affairs activities.

•	Clinical studies expense decreased by approximately $0.6 million due to the conclusion of several studies that were ongoing in 2009.

•	Royalty expenses increased by approximately $0.3 million due to higher sales of products incorporating technology that we license.

Federal investigation legal and accrued indemnification costs.    In the third quarter of 2010, three former employees with whom we have indemnification obligations were indicted on charges related to a federal investigation, which significantly increased the likelihood that the former employees’ future defense costs would be substantial and ongoing, and that our indemnification obligations to these employees would exceed the limits of our insurance coverage. Therefore, at September 30, 2010, we recorded a $6.5 million charge to accrue the low end of our estimate of the range of our contingent liability under the indemnification obligations. We estimated that the legal fees in this matter for the U.S. District Court of Colorado stage of these proceedings could range from $6.5 million to $11.5 million through trial and that these costs would be paid over the course of the court proceedings. We developed the estimate with the assistance of outside legal counsel familiar with court proceedings similar in nature to the proceedings related to our indemnification obligations. In addition, we incurred approximately $0.3 million of legal costs related to the conclusion of the federal investigation in 2010. We subsequently decreased our estimated accrual by $0.4 million in the fourth quarter of 2011.

Legal and other expenses related to the federal investigation were approximately $2.4 million in 2009.

Federal investigation settlement.    In December 2009, we reached a resolution with the federal government regarding the federal investigation. As part of the resolution, we entered into a Non-Prosecution Agreement with the Department of Justice (DOJ) and agreed to a forfeiture of $100,000. The DOJ agreed not to prosecute us in return for compliance with the terms of the agreement. In addition, we entered into a civil Settlement Agreement with the DOJ and the Office of Inspector General (OIG) of the United States Department of Health and Human Services, under which we settled civil and administrative claims related to the federal investigation for $4.9 million, without any admission of wrongdoing by us.

Employee termination and lease abandonment costs.   In the third quarter of 2010, we terminated 14 employees, primarily within the VI sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in the third quarter of 2010. Effective November 1, 2010, Emile Geisenheimer retired from his positions as chairman, president, and chief executive officer. In connection with Mr. Geisenheimer’s retirement and release of claims, we paid Mr. Geisenheimer $0.5 million, equal to one-year’s salary, which was the amount payable under his employment agreement in connection with termination of his employment. In addition, outstanding stock options held by Mr. Geisenheimer to purchase 140,279 shares of our common stock became fully vested in accordance with their terms, resulting in non-cash stock compensation expense of $0.4 million. These amounts, along with certain health insurance premiums, were recorded in the three months ended December 31, 2010.

In the second and third quarters of 2009, we eliminated certain positions to streamline operations. As a result, we recorded severance obligations of $0.4 million for the year ended December 31, 2009. In addition, we recorded a charge for remaining lease obligations in the amount of $0.1 million for a portion of a leased facility that we were no longer using.

Asset impairment charge. In the third quarter of 2009, we wrote off a capital project in process that was no longer expected to be completed and used, due to an EPA ruling that effectively limited the useful life of the asset.

 Litigation settlement.    The $1.2 million included in this line item in 2009 represent royalties related to a patent license agreement, which was executed and paid in connection with a litigation settlement in December 2009.

Discontinuation costs—Safe-Cross product line.    In the third quarter of 2009, we discontinued the marketing and sales of the Safe-Cross product line, which we acquired in May 2008. The $1.1 million charge includes a patent impairment charge in the amount of $0.2 million, impairment of long-lived assets in the amount of $0.4 million, inventory write-offs of $0.2 million and estimated remaining obligations to the seller and customers of $0.3 million.

Other income (expense)

Interest income, net. Interest income decreased 46% to $0.2 million in 2010 from $0.4 million in 2009. The decrease in interest income in 2010 was due primarily to lower interest rates on our invested balances and a lower investment portfolio balance.

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

Loss before income taxes

Pre-tax loss for the year ended December 31, 2010 was $(6.8) million, compared with a pre-tax loss of $(13.2) million for the year ended December 31, 2009. The 2010 results included $9.4 million of special items, and the 2009 results included $10.1 million of special items, in addition to $1.6 million of losses related to our auction rate securities, as described above.

Income tax expense

For the year ended December 31, 2010, we increased our valuation allowance against our U.S. deferred tax asset to 100%. The effect of the valuation allowance adjustment was to increase our provision for income taxes by $6.1 million for the year ended December 31, 2010. Events in 2010, primarily the third quarter 2010 indictment of former employees, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused us to conclude that we no longer met the accounting criteria for recognizing a portion of our deferred tax asset. See Note 13, “Income Taxes,” to our consolidated financial statements included in Part IV, Item 15 of this annual report for further discussion. Income tax expense for the year ended December 31, 2010 also included approximately $0.1 million of state and foreign income taxes payable .

Net loss

We recorded a net loss for the year ended December 31, 2010 of $(13.1) million, or $(0.39) per share, compared with a net loss of $(13.4) million, or $(0.41) per share, for the year ended December 31,2009.

Functional currency

Fluctuations in currency rates during the year ended December 31, 2010 as compared with 2009 caused a decrease in consolidated revenue of $0.5 million and a decrease in consolidated net income of $0.2 million.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $39.6 million, and we held no investment securities. This represented an increase of $5.9 million from $33.7 million at December 31, 2010, which included $3.6 million of auction rate securities (ARS) that we liquidated in the first quarter of 2011 at 90% to 92% of par.

During the first half of 2012, we expect several significant uses of cash, two of which have already occurred. First, in January 2012 we paid $3.0 million to Medtronic, Inc. in settlement of all obligations under a terminated license agreement. See further discussion of this matter in Note 18, “Settlement costs—license agreement dispute,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

Second, in February 2012, we made a cumulative sales milestone payment of $6.0 million to Kensey Nash Corporation (KNC). The milestone payment was payable when cumulative sales of the products we acquired from them in 2008 reached $20 million. We achieved the milestone in the fourth quarter of 2011. In March 2012, we entered into a Termination, Settlement Agreement and Mutual Release with KNC. Under this agreement, a final payment of $1.7 million will be made in connection with KNC’s product development efforts and no further milestone or other payment obligations will be due. See further discussion of the Termination Agreement and these payments in Note 5, “Agreements with Kensey Nash Corporation,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

Third, we currently expect to pay a substantial portion of our accrued indemnification obligations to former employees in the first and second quarters of 2012, subject to the uncertainties inherent in our estimates. The indemnification payments will reduce the $2.9 million accrued liability on our consolidated balance sheet at December 31, 2011. See further discussion of these costs in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15 of this annual report.

We believe that our cash and cash equivalents, anticipated funds from operations and other sources of liquidity will be sufficient to meet our liquidity requirements through at least the next twelve months. However, additional funding may be needed or sought prior to such time. In the event that we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We may also enter into credit and financing arrangements with one or more independent institutional lenders, sell shares of our common stock or other equity securities, or sell debt securities. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

       Operating Activities.    For the year ended December 31, 2011, cash provided by operating activities was $6.7 million. The primary sources and uses of cash were the following:

(1)
Our net income of $0.9 million included approximately $12.7 million of non-cash expenses. Non-cash expenses included $10.0 million of depreciation and amortization, $2.5 million of stock-based compensation, $0.5 million of provision for excess and obsolete inventories, and a net change in deferred taxes of $(0.1) million.

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $4.7 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $6.0 million as a result of continued placement of our laser systems through our rental and evaluation programs;

•
An increase in trade accounts receivable of approximately $2.6 million, due primarily to higher revenue in the latter half of the fourth quarter of 2011 as compared to the latter half of the fourth quarter of 2010, with a slight increase in days sales outstanding;

•	An increase in prepaid expenses and other assets of $1.1 million, due primarily to an increase in prepayments for meetings and trade shows scheduled to occur in early 2012; and

•	An increase in inventory of $0.9 million, due primarily to increases in sales volumes and a slight increase in days on hand.
These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of $6.3 million, due primarily to an increase in accrued commissions and performance-based incentive compensation, an increase in accrued royalties and an accrual for the Medtronic license agreement dispute settlement costs.
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

	December 31, 2011	December 31, 2010
Days Sales Outstanding	50	48
Inventory Turns	4.1	4.3

Investing Activities.    For the year ended December 31, 2011, cash provided by investing activities was $1.7 million, consisting of proceeds from the sale and partial redemption of auction rate securities of $4.4 million offset by capital expenditures of $2.7 million.  The capital expenditures included manufacturing equipment upgrades and replacements and additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities.    Cash provided by financing activities for the year ended December 31, 2011 was $1.9 million, comprised entirely of proceeds from the sale of common stock to employees, former employees and directors as a result of exercises of stock options and stock issuance under our employee stock purchase plan.

At December 31, 2011, we had no significant debt or capital lease obligations.

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), acting through its Wells Fargo Business Credit (WFBC) operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by WFBC.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.

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
Capital Resources

During the years ended December 31, 2011 and 2010, we purchased approximately $2.7 million and $3.9 million, respectively, of property and equipment for cash. During 2011 and 2010, we also invested approximately $6.0 million and $4.2 million, respectively, in laser equipment held for rental or loan under our rental and evaluation programs. These amounts are included in cash flows from operating activities. We expect to fund any capital expenditures in 2012 from cash and cash equivalents.

Contractual Obligations

We lease office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under license agreements. Clinical trial clinical research organization (CRO) obligations represent contractual monthly payments for services performed and milestone payments to our third-party CRO for the EXCITE trial.The future minimum payments under noncancelable operating leases, purchase obligations, royalty obligations and clinical trial CRO obligations as of December 31, 2011 were as follows (in thousands):

	Total	One Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Leases	$7,708	$1,582	$2,760	$2,454	$912
Purchase Obligations	8,164	8,164	—	—	—
Royalty Obligations	6,420	740	1,480	1,480	2,720
Clinical trial CRO Obligations	1,383	944	439	—	—
Total	$23,675	$11,430	$4,679	$3,934	$3,632

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3% excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our most significant accounting policies are described in Note 1 to our consolidated financial statements included in Part IV, Item 15 of this annual report. Below is a discussion of our critical accounting policies and their impact on the preparation of our consolidated financial statements.

Use of Estimates.    We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate our estimates and judgments, including those relating to the carrying amount of our investments; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; stock-based compensation; accrued indemnification costs; estimated outsourcing expense for clinical trials; accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Actual results could differ from those estimates, and the carrying values of these assets and liabilities may differ under different assumptions or conditions.

Accrued Indemnification Costs. As discussed above under “Results of Operations,” in August 2010, three former employees with whom we have indemnification obligations were indicted on charges related to a federal investigation. In the third quarter of 2010, we accrued a $6.5 million charge reflecting the low end of our estimate of the range of our liability under indemnification obligations. We currently estimate that our total costs in these matters will total approximately $6.1 million as compared with the original $6.5 million estimate.

The decrease in our estimate is the result of the following recent developments. In February 2012, we entered into certain agreements with the two former employees who were to be tried later in the month. These agreements gave us increased clarity as to the likely amount of expenses to be incurred through the conclusion of the trials. Thereafter, in February 2012, a trial was held for two of the defendants, which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial. As a result of the agreements with the former employees, their subsequent jury verdicts and the dismissal of charges against the third defendant, we now believe that our estimate of the remaining legal fees and expenses as of December 31, 2011 can be reasonably determined. We now estimate that our total costs in these matters will total approximately $6.1 million as compared with the original $6.5 million estimate. The $0.4 million adjustment to our accrual reduces the remaining liability as of December 31, 2011 to approximately $2.9 million, which is expected to be paid by June 30, 2012. The actual expenses may be higher or lower than the estimate depending upon final resolution of the proceedings. Factors that may cause us to increase the accrual include but are not limited to the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

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

We account for service provided during the one-year warranty or service contract period as a separate unit of accounting in accordance with U.S. GAAP. As such, we defer the fair value of this service and recognize it as revenue on a straight-line basis over the related warranty or service contract period and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally include delivery and installation of the laser system.

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

We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 5% of our total revenue in 2011. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and us. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

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

Royalty Liability.    We license certain patents from various licensors pursuant to license agreements. Royalty expense is calculated pursuant to the terms of the license agreements and is included in research, development and other technology in the accompanying consolidated financial statements. We have established liabilities for royalty payment obligations based on these calculations, which may involve management estimates that require judgment. Although we believe the estimates to be reasonable based on facts in existence at the time of estimation, the estimates are subject to change based on changes in the underlying facts and assumptions used to develop these estimates.

Stock-based compensation.    We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock option awards on the date of grant using either the Black-Scholes options pricing model or a trinomial lattice model, both of which require management’s estimates and assumptions regarding a number of complex and subjective variables including volatility, expected term of the options, and other inputs. In recognizing stock-based compensation expense, we also estimate future forfeitures based on historical forfeiture data. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current and prior periods and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $3.0 million and $2.9 million, respectively.

Income Taxes.    We account for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We had valuation allowances of $14.0 million and $18.4 million at December 31, 2011 and 2010, respectively, due to the uncertainty about the realization of our U.S. deferred tax assets.

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

Clinical Trial Costs. We sponsor clinical trials intended to obtain the necessary clinical data required to obtain approval from the FDA and other foreign regulatory agencies to market new applications for our technology. Costs associated with these clinical trials totaled $3.0 million, $1.8 million and $2.5 million during the years ended December 31, 2011, 2010, and 2009, respectively.

It is our policy to expense research and development costs as incurred. In certain cases, substantial portions of our clinical trials are performed by third-party CROs. These CROs generally bill monthly for services performed and bill based upon milestone achievement. For example, we have contracted with a CRO to provide clinical trial services for the EXCITE ISR study. If we prepay CRO fees, we record the prepayment as a prepaid asset and amortize the asset into research and development expense over the period of time the contracted services are performed, based upon the number of patients enrolled, “patient months” incurred and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to us by the CROs and correspondence with the CROs. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of the program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive. If we have incomplete or inaccurate data, we may under- or over-estimate activity levels associated with clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level becomes known. Although we believe our estimates are reasonable based on facts in existence at the time of estimation, these facts are subject to change and our expenses in this area could fluctuate in future periods.

Medical Self-insurance Costs. Starting in October 2011, we are partially self-insured for certain claims relating to employee medical and dental benefit programs. The medical self-insurance program is administered by a third party and contains stop-loss provisions on both an individual claim basis and in the aggregate. We record claims incurred as an expense each period, including an estimate of claims incurred but not yet paid which is revised quarterly. We use claims data and historical experience, as applicable, to estimate liabilities. We believe that our self-insurance program accruals are adequate to cover future claims. Historical trends, however, may not be indicative of future claims, and revised estimates could significantly affect future expenses.

New Accounting Pronouncements

In October 2009, an update was made to ASC 605, Revenue Recognition-Multiple Deliverable Revenue Arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. It also replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update was effective for us beginning January 1, 2011, and can be applied prospectively or retrospectively. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB amended guidance for presenting comprehensive income. The amendment will require us to present the components of net income and comprehensive income either as one continuous statement or as two consecutive statements. There will no longer be the option to present items of other comprehensive income in the statement of stockholders’ equity. The amended guidance is effective for us beginning January 1, 2012, on a retrospective basis. The adoption of this amendment will not have a material effect on our financial position, results of operations or cash flows.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for our fiscal year ending December 31, 2012, with early adoption permitted. We have chosen to adopt this guidance for the year ended December 31, 2011. Based on certain qualitative factors, we determined that it was not necessary to perform the two-step goodwill impairment test as it was not more-likely-than-not that goodwill might be impaired. The adoption of this guidance did not have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of market risks, primarily including foreign currency fluctuations. Currently, we do not hedge these foreign currency exposures.

Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the year ended December 31, 2011 as compared with the prior year caused an increase in consolidated revenue of approximately $0.9 million and an increase in consolidated net income of approximately $0.3 million.

Based on our overall foreign currency exchange rate exposure as of December 31, 2011, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue of approximately $1.5 million.

ITEM 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements appearing in Part IV, Item 15 on page F-1 of this Form 10-K.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls were designed to provide reasonable assurance as to the reliability of our financial reporting and the preparation and presentation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

        Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Ehrhardt Keefe Steiner & Hottman PC, an independent registered public accounting firm, has audited our accompanying consolidated financial statements and our internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K.

ITEM 9B.    Other Information

On March 13, 2012, we entered into indemnification agreements with each of our directors and certain of our officers under which we agreed to indemnify the director or officer to the maximum extent permitted by applicable law from claims arising out of his or her capacity as our director, officer, employee and/or agent. Under the indemnification agreements, we agreed to advance expenses to our directors or officers to the maximum extent permitted by law in connection with any proceeding for which we have agreed to provide indemnification. The contractual rights to indemnification provided by the indemnification agreements are subject to the limitations and conditions specified in those agreements.

The indemnification agreements supersede the 2002 indemnification agreements between us and John Fletcher and Joseph Ruggio as to all material events or occurrences after March 13, 2012.

On March 14, 2012, we entered into a Termination, Settlement Agreement and Mutual Release (Termination Agreement) with KNC. Under the Termination Agreement, a final payment of $1.7 million will be made in connection with KNC’s product development efforts and no further milestone or other payment obligations will be due. The Termination Agreement further terminates the principal responsibilities of each party under the various agreements entered into between the Company and KNC in May 2008. Certain provisions survive, including the non-compete obligations of KNC, which were amended by the Termination Agreement.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2011.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2011.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2011.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2012 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2011.

Glossary of Terms

Ablation is the removal, break down or dissolution of tissue with an energy-based device, including a laser.

Angiography is a medical imaging technique in which an X-ray image is taken to visualize the inside or lumen of blood vessels and organs of the body.

Angioplasty is the repair or reconstruction of blood vessels damaged by disease or injury, often performed by inflating a balloon within the vessel lumen at the site of narrowing to reconstitute flow.

Atherectomy is a non-surgical procedure to open blocked coronary arteries or vein grafts by using a device on the end of a catheter to ablate, cut or shave away atherosclerotic plaque (a deposit of fat and other substances that accumulate in the lining of the artery wall).

Brachytherapy is a type of radiation treatment for cancer in which the source of the radiation is applied directly to the surface of the body

A catheter is a tube-like instrument used to access a body cavity; in angioplasty, a catheter provides access to the artery for the delivery of a balloon or stent.

Claudication is cramping or pain in a leg caused by poor blood circulation.

A coronary artery is an artery of the heart that supplies oxygenated blood.

An embolus is a mass, such as an air bubble, a detached blood clot, or a foreign body, that travels through the bloodstream and lodges so as to obstruct or occlude a blood vessel.

Endovascular relates to a surgical procedure in which a catheter containing medications or miniature instruments is inserted into a blood vessel for the treatment of vascular disease.

The superficial femoral artery (SFA) is the chief artery of the thigh.

Fistulae are abnormal tubelike passages within body tissue, usually between two internal organs or leading from an internal organ to the body surface or artificially created for kidney dialysis.

An implantable cardioverter defibrillator, or ICD, is an electronic device to treat life-threatening heartbeat irregularities that is surgically implanted.

Infrainguinal means occurring below the groin. For example, ‘infrainguinal arteries’ commonly means arteries in the legs.

The infrapopliteal artery is comprised of the anterior tibial (AT), posterior tibial (PT) and peroneal, which are the chief arteries below the knee.

Ischemia is an insufficient supply of blood to an organ, usually due to a blocked artery.

A lead is a wire or catheter that conducts energy between an implanted device and the body.

A lesion is a blockage in a blood vessel that is interrupting blood flow to the heart, often due to plaque; also called stenosis.

Lumen is the cavity or hollow space inside a blood vessel.

Myocardial infarction is the death of a portion of the heart muscle tissue due to a blockage or interruption in the supply of blood to the heart muscle.

Percutaneous means performed through the skin.

Peripheral arterial disease, or PAD, is characterized by clogged or obstructed arteries in the legs. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation.

The popliteal artery is the chief artery of the knee.

Reperfusion is the restoration of blood flow to an area or part that had had temporary ischemia.

Revascularization is a surgical procedure for the provision of a new, additional, or augmented blood supply to a body part or organ.

Occlusion is a blockage in a blood vessel.

Restenosis is the renarrowing of an artery in the same location of a previous treatment; clinical restenosis is the manifestation of an ischemic event, usually in the form of recurrent angina.

Stenosis is the narrowing of a blood vessel.

A stent is a tiny mesh cylinder that expands within a blood vessel and props open a previously clogged artery.

Thrombectomy is the removal of a thrombus from a blood vessel to restore circulation to the affected part.

Thrombosis is the formation of blood clots in arteries that can lead to myocardial infarction or death.

A thrombus is a stationary blood clot along the wall of a blood vessel, frequently causing vascular obstruction.

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

See Exhibit Index immediately following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 15th day of March, 2012.

THE SPECTRANETICS CORPORATION

By:	/s/ SCOTT DRAKE
Scott Drake President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ SCOTT DRAKE	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2012
Scott Drake

/s/ GUY A. CHILDS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012
Guy A. Childs

/s/ DAVID G. BLACKBURN	Director	March 15, 2012
David G. Blackburn

/s/ ANNE MELISSA DOWLING	Director	March 15, 2012
Anne Melissa Dowling

/s/ R. JOHN FLETCHER	Director and Chairman of the Board of Directors	March 15, 2012
R. John Fletcher

/s/ WILLIAM C. JENNINGS	Director	March 15, 2012
William C. Jennings

/s/ DANIEL A. PELAK	Director	March 15, 2012
Daniel A. Pelak

/s/ JOSEPH M. RUGGIO, M.D.	Director	March 15, 2012
Joseph M. Ruggio, M.D.

/s/ MARIA SAINZ	Director	March 15, 2012
Maria Sainz

/s/ CRAIG M. WALKER, M.D.	Director	March 15, 2012
Craig M. Walker, M.D.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
The Spectranetics Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule II for the years ended December 31, 2011, 2010, and 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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
Page Two

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Spectranetics Corporation and Subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule II for the years ended December 31, 2011, 2010, and 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.  Also in our opinion, The Spectranetics Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 15, 2012
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2011 and 2010

	2011	2010
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$39,638	$29,335
Investment securities available-for-sale	—	4,327
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $602 and $790, respectively	18,123	15,664
Inventories, net	8,542	8,054
Deferred income taxes, current portion, net	610	163
Prepaid expenses and other current assets	2,421	1,568
Total current assets	69,334	59,111
Property and equipment, net	27,249	28,669
Goodwill	11,569	5,569
Other intangible assets, net	111	300
Other assets	773	46
Total assets	$109,036	$93,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,521	$1,392
Accrued liabilities	24,256	14,916
Deferred revenue	2,183	2,291
Total current liabilities	27,960	18,599
Accrued liabilities, net of current portion	706	598
Deferred income taxes, noncurrent portion, net	860	—
Total liabilities	29,526	19,197
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 33,957,408 and 33,190,732 shares, respectively	34	33
Additional paid-in capital	176,277	171,890
Accumulated other comprehensive loss	(715)	(445)
Accumulated deficit	(96,086)	(96,980)
Total stockholders’ equity	79,510	74,498
Total liabilities and stockholders’ equity	$109,036	$93,695

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except share and per share amounts)
Revenue	$127,287	$117,917	$114,837
Cost of products sold	35,723	34,031	33,140
Gross profit	91,564	83,886	81,697
Operating expenses:
Selling, general and administrative	70,502	66,665	68,478
Research, development and other technology	17,729	14,900	15,060
Federal investigation legal and accrued indemnification costs	(370)	6,798	2,362
Federal investigation settlement	—	—	5,000
Settlement costs—license agreement dispute	1,821	—	—
Litigation charge	596	—	1,166
Employee termination and lease abandonment costs	—	1,630	536
Asset impairment charge	—	939	—
Discontinuation costs—Safe-Cross® product line	—	—	1,075
Total operating expenses	90,278	90,932	93,677
Operating income (loss)	1,286	(7,046)	(11,980)
Other income (expense):
Litigation-related interest expense	(230)	—	—
Interest income, net	81	223	410
Loss on sale of auction rate securities	—	—	(540)
Other-than-temporary impairment of auction rate securities	—	—	(1,100)
Other, net	(12)	(8)	(37)
Total other (expense) income	(161)	215	(1,267)
Income (loss) before income taxes	1,125	(6,831)	(13,247)
Income tax expense	(231)	(6,232)	(126)
Net income (loss)	$894	$(13,063)	$(13,373)
Income (loss) per share:
Net income (loss) per share, basic	$0.03	$(0.39)	$(0.41)
Net income (loss) per share, diluted	$0.03	$(0.39)	$(0.41)
Weighted average shares outstanding:
Basic	33,458,287	33,091,262	32,529,388
Diluted	34,370,124	33,091,262	32,529,388

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2011, 2010 and 2009

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at December 31, 2008	32,036,900	$32	$163,651	$(70,544)	$(2,155)	$90,984
Components of comprehensive loss:
Net loss	—	—	—	(13,373)	—	(13,373)
Reversal of unrealized loss on auction rate securities	—	—	—	—	2,130	2,130
Unrealized loss on short term investment securities	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	67	67
Comprehensive loss						(11,198)
Exercise of stock options	912,583	1	2,144	—	—	2,145
Shares purchased under employee stock purchase plan	54,734	—	121	—	—	121
Issuance of restricted stock	60,000	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,876	—	—	2,876
Balances at December 31, 2009	33,064,217	33	168,792	(83,917)	20	84,928
Components of comprehensive loss:
Net loss	—	—	—	(13,063)	—	(13,063)
Unrealized loss on short term investment securities	—	—	—	—	(43)	(43)
Foreign currency translation adjustment	—	—	—	—	(422)	(422)
Comprehensive loss						(13,528)
Exercise of stock options	72,515	—	130	—	—	130
Issuance of restricted stock	54,000	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,968	—	—	2,968
Balances at December 31, 2010	33,190,732	33	171,890	(96,980)	(445)	74,498
Components of comprehensive loss:
Net income	—	—	—	894	—	894
Foreign currency translation adjustment	—	—	—	—	(270)	(270)
Comprehensive income	—	—	—	—	—	624
Exercise of stock options	539,059	1	1,267	—	—	1,268
Shares purchased under employee stock purchase plan	140,950	—	627	—	—	627
Issuance of restricted stock	86,667	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,493	—	—	2,493
Balances at December 31, 2011	33,957,408	$34	$176,277	$(96,086)	$(715)	$79,510

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$894	$(13,063)	$(13,373)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,962	9,963	9,872
Stock-based compensation expense	2,493	2,968	2,876
Provision for excess and obsolete inventories	534	238	314
Deferred income taxes	(83)	6,090	—
Accrued indemnification costs	(2,672)	6,012	—
Asset impairment charge	—	939	—
Discontinuation costs—Safe-Cross product line, non-cash portion	—	—	750
Loss on sale of auction rate securities	—	—	540
Other-than-temporary impairment of auction rate securities	—	—	1,100
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,552)	478	(699)
Inventories	(929)	229	(692)
Equipment held for rental or loan, net	(5,971)	(4,226)	(5,645)
Prepaid expenses and other current assets	(861)	607	2
Other assets	(276)	17	(17)
Accounts payable and accrued liabilities	6,305	(2,293)	(243)
Deferred revenue	(101)	(53)	(176)
Net cash provided by (used in) operating activities	6,743	7,906	(5,391)
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	4,360	6,222	10,560
Purchases of investment securities	—	(760)	—
Capital expenditures	(2,661)	(3,877)	(3,302)
Additional purchase price—Kensey Nash milestone payments	—	—	(1,500)
Purchase of other intangible assets	—	—	(205)
Decrease in restricted cash	—	817	533
Net cash provided by investing activities	1,699	2,402	6,086
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,895	130	2,266
Net cash provided by financing activities	1,895	130	2,266
Effect of exchange rate changes on cash	(34)	(113)	(64)
Net increase in cash and cash equivalents	10,303	10,325	2,897
Cash and cash equivalents at beginning of year	29,335	19,010	16,113
Cash and cash equivalents at end of year	$39,638	$29,335	$19,010
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$289	$12	$12
Cash paid during the year for income taxes	$142	$187	$183
Supplemental disclosure of non-cash investing and financing activities:
Goodwill acquired (paid in cash in February 2012)	$6,000	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization, Nature of Business, and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly owned subsidiary, Spectranetics International, B.V. and its wholly owned subsidiaries, Spectranetics Deutschland GmbH and Spectranetics Austria GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company’s primary business is the design, manufacture, and marketing of single use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with the Company’s proprietary excimer laser system, the CVX-300®. The Company has two reportable segments, which are identified on a geographic basis: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks and different regulatory environments.

(b) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of the Company’s investments; the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income taxes; stock-based compensation; accrued indemnification costs; estimated outsourcing expense for clinical trials; accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $23.1 million and $26.2 million at December 31, 2011 and 2010, respectively, consist primarily of money market accounts stated at cost. At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

(d) Financial Instruments

At December 31, 2011 and 2010, the carrying value of financial instruments approximates the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, investment securities, trade accounts receivable and accounts payable.

(e) Investment Securities

The Company had no current investment securities as of December 31, 2011. Investment securities at December 31, 2010 were classified as available-for-sale and, accordingly, were carried at fair value. The difference between cost and fair value, when deemed to be temporary, is recorded as an unrealized gain or loss on investment securities and recorded within accumulated other comprehensive income (loss). As of December 31, 2010,

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

investment securities were comprised of certificates of deposit, which had contractual maturities that ranged from one to twelve months, and auction rate securities backed by student loans.

(f) Trade Accounts Receivable

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

(g) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company calculates an inventory reserve for estimated obsolescence or excess inventory based on historical usage and sales, as well as assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which generally is recorded to cost of goods sold.

(h) Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to five years for manufacturing equipment, equipment held for rental or loan, computers, and furniture and fixtures. The building, which is a manufacturing facility that we own, is depreciated using the straight-line method over its remaining estimated useful life of 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In its evaluation of goodwill, the Company performs an assessment of qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Intangible assets with estimable useful lives must be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment annually, or whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets, which consist primarily of patents, are amortized using the straight-line method over periods which currently range from four to six years. The Company conducts its annual impairment test on December 31 of each year.  See further discussion of goodwill and other intangible assets in Note 6 below.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(j) Long-Lived Assets

The Company accounts for long-lived assets in accordance with U.S. GAAP, which requires that long-lived assets and certain identifiable intangibles be reviewed for impairment at least annually and whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. In 2010, the Company wrote off a capital project in process that was no longer expected to be completed and used, due to an EPA ruling that effectively limited the useful life of the asset. In 2009, the Company wrote off certain long-lived assets related to the Safe-Cross® product line, which was discontinued.

(k) Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances and records a provision for sales returns based on historical returns experience. Revenue from the sale of excimer laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company’s field service engineers are responsible for installation of each laser. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, the Company offers similar service to its customers under service contracts or on a fee-for-service basis. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

The Company accounts for service provided during the one-year warranty or service contract period as a separate unit of accounting in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty or service contract period, and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally include delivery and installation of the laser system. Revenue recognized associated with service performed during the warranty period totaled $0.5 million, $0.2 million and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company offers four laser system placement programs, which are described below, in addition to the sale of laser systems:

Straight rental program. The Company offers a straight monthly rental program for laser systems, and customers pay rent of $2,500 to $3,500 per month under this program. Rental revenue is invoiced and recognized on a monthly or quarterly basis. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2011, 155 laser systems were in place under the straight rental program as compared to 137 at December 31, 2010.

Volume based rental programs. Rental revenue under these programs varies on a sliding scale depending on the customer’s catheter purchases (either unit or dollar volume) each month. Rental revenue is invoiced and

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

recognized on a monthly or quarterly basis. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2011, 157 laser systems were in place under the volume based programs as compared to 103 at December 31, 2010.

Cap-Free rental program. Under this program, the customer agrees to a catheter price list that includes a per-unit surcharge. Customers are expected but not required to make minimum purchases of catheters at regular intervals, and the Company reserves the right to have the laser system returned if the minimum purchases are not made. The Company recognizes the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customer’s use of the laser system for the month. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. The Company no longer places new lasers under the Cap-Free program. As of December 31, 2011, 180 laser systems were in place under the Cap-Free program, as compared to 216 at December 31, 2010.

Evaluation program. The Company “loans” laser systems to institutions for use over a short period of time, usually three to six months. The loan of the equipment is to create awareness of the Company’s products and their capabilities. No revenue is earned or recognized in connection with the placement of a loaned laser, although sales of disposable products result from the laser placement. The laser system is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2011, 103 laser systems were in place under the evaluation program as compared to 97 at December 31, 2010.

The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 5% of the Company’s total revenue in 2011. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company’s international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and typically does not provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

(l) Deferred Revenue

Deferred revenue was $2.2 million and $2.3 million at December 31, 2011 and 2010, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to customers during the warranty period after the sale of equipment.

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

Companies must estimate the fair value of stock options on the date of grant using an option-pricing model. The Company generally estimates the fair value of stock option awards on the date of grant using the Black-Scholes options pricing model. For certain options, which contained vesting provisions that included a share price trigger, the Company estimated the fair value of the options using a trinomial lattice model. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. See further discussion and disclosures in Note 8.

(o) Research, Development and Other Technology

Research and development costs are expensed as incurred and totaled $11.6 million, $10.2 million and $10.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Research, development and other technology costs also include royalty expenses that the Company pays to license certain intellectual property incorporated in the Company’s products. Royalty expenses totaled $3.2 million, $2.8 million and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Clinical trial costs. The Company also sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the Food and Drug Administration (FDA) and foreign regulatory agencies to market new applications for its technology. Costs associated with these clinical trials totaled $3.0 million, $1.8 million and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In certain cases, substantial portions of the Company’s clinical trials are performed by third-party clinical research organizations (CROs). These CROs generally bill monthly for services performed and bill based upon milestone achievement. For example, the Company has contracted with a CRO to provide clinical trial services for the EXCITE ISR study. If the Company prepays CRO fees, the Company records the prepayment as a prepaid asset and amortizes the asset into research, development and other technology expense over the period of time the contracted services are performed, based upon the number of patients enrolled, “patient months” incurred and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to the Company by the CROs and correspondence with the CROs. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(p) Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the U.S. dollar. Realized gains and losses from these transactions are included in the consolidated statements of operations as they occur.

Spectranetics International, B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH use their local currency (euro) as their functional currency. Accordingly, net assets are translated to U.S. dollars at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in stockholders’ equity as accumulated other comprehensive income (loss).

(q) Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $0.5 million, $0.3 million and $0.6 million were expensed for the years ended December 31, 2011, 2010, and 2009, respectively.

(r) Medical Self-insurance Costs

Starting in October 2011, the Company is partially self-insured for certain claims relating to employee medical and dental benefit programs. The medical self-insurance program is administered by a third party and contains stop-loss provisions on both an individual claim basis and in the aggregate. The Company records claims incurred as an expense each period, including an estimate of claims incurred but not yet paid which is revised quarterly. The Company uses claims data and historical experience, as applicable, to estimate liabilities.

(s) Income Taxes

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

A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

ASC 740 also requires reporting of taxes based on tax positions that meet a more-likely-than-not standard and that are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 13.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(t) Recent Accounting Pronouncements

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

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance was effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that were effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 31, 2012, with early adoption permitted. The Company has chosen to adopt this guidance for the year ended December 31, 2011, and the adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

The Company has considered all other recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 2 — INVESTMENT SECURITIES

Investment securities consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Current investments:
Auction rate securities	$—	$3,566
Certificates of deposit	—	761
Total current investment securities	$—	$4,327

The Company’s investments in certificates of deposit at December 31, 2010 were stated at cost as their carrying value approximated fair value because of their short maturities. The fair value of the auction rate securities at December 31, 2010 was recorded at $3.6 million, or approximately 90% of par. In the first quarter of 2011, the Company sold its two remaining auction rate security positions, representing $4 million par value, at approximately 91% of par. The Company recognized a gain of $31,000 on these sales, which is included in “Other income—Other, net” in the Company’s consolidated statement of operations for the year ended December 31, 2010.

NOTE 3 — INVENTORIES

Inventories consisted of the following (in thousands):

	December 31
	2011	2010
Raw materials	$2,311	$2,576
Work in process	1,830	1,870
Finished goods	5,326	4,387
Less: inventory reserves	(925)	(779)
Total inventories	$8,542	$8,054

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31
	2011	2010
Equipment held for rental or loan	$37,373	$35,002
Manufacturing equipment and computers	21,368	19,973
Leasehold improvements	4,621	4,452
Furniture and fixtures	1,863	1,674
Building and improvements	1,245	1,245
Land	270	270
Less: accumulated depreciation and amortization	(39,491)	(33,947)
Total property and equipment	$27,249	$28,669

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $9.1 million, $9.1 million and $9.0 million, respectively. In addition, software amortization expense for the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $0.6 million and $0.6 million, respectively.

In September 2010, the Company wrote off a sterilizer system that was not yet placed in service. The total amount of the write-off was $0.9 million and was recorded as an “Asset impairment charge” in the consolidated statement of operations for the year ended December 31, 2010. During the assembly and construction of the sterilizer asset, the EPA issued a ruling that phases out one of the gases used to operate the sterilizer, which effectively limited the cost-effectiveness and useful life of the asset.

NOTE 5 — AGREEMENTS WITH KENSEY NASH CORPORATION

In May 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (KNC) for approximately $10.7 million in cash plus milestone payments, including acquisition costs of $0.7 million. The acquired products consisted of (1) QuickCat™, an aspiration catheter used in the treatment of coronary and peripheral thrombus; (2) ThromCat®, a thrombectomy catheter system designed to remove more organized thrombus or blood clots from a patient; and (3) Safe-Cross®, a product that combines optical guidance and radio frequency energy in a guidewire system to help physicians penetrate a chronic total occlusion that might otherwise be untreatable. The operating results related to these products have been included in the Company’s consolidated financial statements from the date of acquisition.

Under the terms of the agreements between the two companies, the Company agreed to pay KNC up to an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million was payable based on various product development and regulatory milestones associated with the acquired products. As of December 31, 2011, the Company had paid $2.5 million based on the product development and regulatory milestones. These payments were recorded as additional goodwill. In March 2012, we entered into a Termination, Settlement Agreement and Mutual Release (Termination Agreement) with KNC. Under the Termination Agreement, a final payment of $1.7 million will be made in connection with KNC’s product development efforts and no further milestone or other payment obligations will be due. The Termination Agreement further terminates the principal responsibilities of each party under the various agreements entered into between the Company and KNC in May 2008. Certain provisions survive, including the non-compete obligations of KNC, which were amended by the Termination Agreement.

In the fourth quarter of 2011, cumulative sales of the acquired products reached $20 million and a sales milestone payment of $6 million became payable. This amount was accrued and recorded as additional goodwill at December 31, 2011. The Company made the $6 million payment in February 2012.

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

The Company has commercialized the ThromCat XT in Europe and has determined that it will not currently pursue an FDA regulatory pathway for the next generation ThromCat XT in the U.S.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill.    As discussed in Note 5, in May 2008 the Company acquired the endovascular product lines of KNC for approximately $10.7 million plus milestone payments. The aggregate purchase price was allocated to the tangible and intangible assets acquired, in-process research and development and goodwill. Goodwill was allocated to the two reporting segments, U.S. Medical and International Medical, based on the percentage of revenues earned in 2007, the year preceding the acquisition.

In the fourth quarter of 2011, cumulative sales of the acquired products reached $20 million and an additional milestone payment of $6 million became payable. This amount was accrued and recorded as additional goodwill at December 31, 2011. The Company made the $6 million payment in February 2012. For impairment testing purposes, the $6 million of goodwill was allocated to U.S. Medical and International Medical based on the percentage of revenue of the acquired products earned by the Company in the respective jurisdictions from 2008 through 2011.

The change in the carrying amount of goodwill by reporting unit for the year ended December 31, 2011 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of January 1, 2011	$3,525	$2,044	$5,569
Goodwill acquired during the year	2,640	3,360	6,000
Balance as of December 31, 2011	$6,165	$5,404	$11,569

Intangible Assets.    Acquired intangible assets as of December 31, 2011 and 2010, consisted of the following (in thousands):

		December 31, 2011			December 31, 2010
	Weighted average useful life (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Patents	5	$4,273	$(4,162)	$111	4,273	$(4,042)	$231
Customer Relationships	3	500	(500)	—	500	(431)	69
Intangible assets, net		$4,773	$(4,662)	$111	4,773	$(4,473)	$300

Aggregate amortization expense for amortizing intangible assets was $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for intangible assets subject to amortization for each of the next two years is as follows (in thousands):

2012	91
2013	20
Total	$111

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company evaluates goodwill and other intangible assets for impairment at least annually. At December 31, 2011, the Company performed an assessment of qualitative factors to determine if it was more-likely-than-not that goodwill might be impaired and whether it was necessary to perform the two-step goodwill impairment test. The qualitative factors assessed included the market capitalization of the Company, economic and market considerations, overall financial performance and other events affecting the reporting units. Based on these qualitative factors, the Company determined that it was not necessary to perform the two-step goodwill impairment test as it was not more-likely-than-not that goodwill might be impaired. The Company also evaluated its intangible assets for impairment and concluded that no impairment had occurred as of December 31, 2011 or 2010.

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31
	2011	2010
Accrued payroll and employee related expenses	$8,064	$5,082
Accrued acquisition milestone payment (see Notes 5 and 6)	6,000	—
Accrued license agreement termination and royalty expense (see Note 18)	3,533	826
Accrued indemnification costs (see Note 19)	2,900	5,304
Deferred rent	683	561
Accrued taxes	516	531
Accrued legal costs	496	938
Employee stock purchase plan liability	412	326
Accrued clinical study expense	353	193
Other accrued expenses	2,005	1,753
Total accrued liabilities	24,962	15,514
Less: long-term portion	(706)	(598)
Accrued liabilities: current portion	$24,256	$14,916

NOTE 8 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

At December 31, 2011 and 2010, the Company had two stock-based compensation plans and a 401(k) plan. These plans are described below.

(a) Stock Option Plan

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that incentive stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 2011 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At December 31, 2011, there were 722,000 shares available for future issuance under these plans.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Valuation and Expense Information

The Company recognized stock-based compensation expense of $2.5 million, $3.0 million and $2.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. In 2010, stock-based compensation expense also included $0.4 million related to the accelerated vesting of certain options of the Company’s former chairman and chief executive officer in accordance with his employment agreement (see Note 17). Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period. Cash received from the exercise of options and the purchase of shares through the employee stock purchase plan for the years ended December 31, 2011, 2010 and 2009 was $1.9 million, $0.1 million and $2.3 million, respectively. An income tax benefit of $0.05 million, $0.8 million and $0.9 million related to the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

The following is a summary of the assumptions used and the weighted average grant-date fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009 using the Black-Scholes pricing model:

	Year Ended December 31,
	2011	2010	2009
Expected life (years)	5.95	5.98	5.97
Risk-free interest rate	1.33%	1.79%	2.28%
Expected volatility	66.10%	66.20%	72.73%
Expected dividend yield	None	None	None

Certain options granted by the Company embody a market condition performance target. For such grants, the valuation must consider the likelihood that the market condition will be satisfied. Accordingly, a trinomial lattice model was used to estimate the fair value of the Company’s options containing a market condition since a lattice model is designed to accommodate dynamic assumptions of expected volatility and exercise behaviors over the option’s term and the probability of the market condition being satisfied in the future. Compensation expense is recognized over the requisite service period, which is based on the longer of the derived service period (using a lattice model to calculate a range of possible future stock prices for the Company) or the explicit service period. Compensation expense is required to be recognized regardless of whether the market condition is met. During the year ended December 31, 2011, options to purchase 400,000 shares of the Company’s common stock were granted

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

that contained a market condition performance target which will be achieved if and when the Company’s common stock reaches a market price of $10. These options were valued using a trinomial lattice model and the grant date fair value of each of these options was $1.48.

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.39, $3.46 and $3.04, respectively.

The following table summarizes stock option activity during the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	3,985,303	$5.26
Granted	864,300	5.46
Exercised	(609,407)	2.70
Canceled	(748,635)	5.31
Options outstanding at December 31, 2011	3,491,561	$5.75	6.70	$7,498,598
Options exercisable at December 31, 2011	1,484,323	$7.14	4.73	$2,372,841

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $7.22 on December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as December 31, 2011 was approximately 0.9 million. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $0.3 million and $2.5 million, respectively.

The following table summarizes restricted stock award activity during the year ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2011	$54,000	$5.04
Awarded	74,030	5.84
Vested	(54,000)	5.04
Forfeited	—	—
Awards outstanding at December 31, 2011	$74,030	$5.84

The following table summarizes restricted stock unit activity during the twelve months ended December 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock units outstanding at January 1, 2011	60,000	$5.76
Awarded	161,800	5.15
Vested/Released	(15,000)	5.76
Units outstanding at December 31, 2011	206,800	$5.28

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011, there was $3.8 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 13.6% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.9 years.

(b) Stock Purchase Plan

In June 2010, stockholders of the Company approved the Spectranetics Corporation 2010 Employee Stock Purchase Plan (2010 ESPP).  The 2010 ESPP provides for the sale of up to 300,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the 2010 ESPP will be restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The ultimate purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The 2010 ESPP is compensatory for financial reporting purposes.

The fair value of the shares offered for the six-month periods beginning January and July 2011 under the 2010 ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the 2010 ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the 2010 ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the years ended December 31, 2011 and 2010, the Company recognized $0.2 million and $0.1 million of compensation expense, respectively, related to its 2010 ESPP.

(c) 401(k) Plan

The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued and paid contributions of $0.7 million, $0.7 million and $0.5 million to the plan for the years ended December 31, 2011, 2010, and 2009, respectively. For all periods presented, Company contributions were based on a match of 50% of each employee’s contribution, with the match-eligible contribution being limited to 6% of the employee’s eligible compensation.

NOTE 9 — DEBT — LINE OF CREDIT

On February 25, 2011, Spectranetics entered into a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), acting through its Wells Fargo Business Credit (WFBC) operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, the Company may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow the Company to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by WFBC.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

reduction if the Company achieves certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.

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
As of the date of this filing, the Company had no borrowings under the revolving line of credit. There were no borrowings under the line of credit during 2011. Although the Company has no immediate plans to access the line of credit, it expects that when utilized, it will be for working capital and general corporate purposes.

NOTE 10 — NET INCOME (LOSS) PER SHARE

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

For the year ended December 31, 2011, options to purchase 2.1 million weighted average shares were excluded from the computation of diluted earnings per share due to their anti-dilutive effect. Diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2010 and 2009 as shares issuable upon the exercise of stock options and the vesting of restricted stock awards and units were anti-dilutive as a result of the net losses incurred for those periods. As a result, all of the stock options, restricted stock awards and units outstanding to purchase 4.0 million and 4.1 million weighted average shares at December 31, 2010 and 2009, respectively, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of the net income (loss) per share calculation is shown below (in thousands, except per share amounts):

	2011	2010	2009
Net income (loss)	$894	$(13,063)	$(13,373)
Common shares outstanding:
Historical common shares outstanding at beginning of year	33,137	33,064	32,037
Weighted average common shares issued	321	27	492
Weighted average common shares outstanding-basic	33,458	33,091	32,529
Effect of dilution from stock options	912	—	—
Weighted average common shares outstanding-diluted	34,370	33,091	32,529
Net income (loss) per share, basic	$0.03	$(0.39)	$(0.41)
Net income (loss) per share, diluted	0.03	(0.39)	(0.41)

NOTE 11 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on the Company’s investment securities that are classified as available for sale securities for 2010 and 2009. The difference between net income (loss) and comprehensive income (loss) for the years ending December 31, 2011, 2010 and 2009 is as follows (in thousands):

	2011	2010	2009
Net income (loss)	$894	$(13,063)	$(13,373)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(270)	(422)	67
Reversal of unrealized loss on auction rate securities	—	—	2,130
Unrealized loss on short term investment securities	—	(43)	(22)
Comprehensive income (loss), net of tax	$624	$(13,528)	$(11,198)

Total accumulated other comprehensive loss and its components were as follows (in thousands):

	Foreign currency translation loss	Accumulated Other Comprehensive Loss
Balance, January 1, 2011	$(445)	$(445)
Current period change	(270)	(270)
Ending balance, December 31, 2011	$(715)	$(715)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 12 — LEASES

The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2017.

The future minimum payments under noncancelable operating leases as of December 31, 2011, are as follows (in thousands):

Operating Leases
Years ending December 31:
2012	$1,582
2013	1,407
2014	1,353
2015	1,265
2016 and beyond	2,101
Total minimum lease payments	$7,708

Rent expense under operating leases totaled approximately $1.9 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In December 2006, the Company entered into a ten-year lease agreement for a 75,000 square foot building in Colorado Springs, Colorado. The original lease term will expire in April 2017. Provided the Company is not in default, the Company has the option to extend the lease for two additional periods of five years each. The annual base rent is approximately $1.0 million per year, subject to annual increases of 3-4% per year.

NOTE 13 — INCOME TAXES
The sources of income (loss) before income taxes are as follows (in thousands):

	2011	2010	2009
United States	$(292)	$(7,850)	$(15,182)
Foreign	1,417	1,019	1,935
Income (loss) before income taxes	$1,125	$(6,831)	$(13,247)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income tax expense attributable to loss before income taxes consists of the following (in thousands):

	2011	2010	2009
Current:
Federal	$—	$—	$—
State	107	105	90
Foreign	207	37	36
	314	142	126
Deferred:
Federal	187	4,445	858
State	63	505	212
Foreign	(333)	1,140	(1,070)
	(83)	6,090	—
Income tax expense	$231	$6,232	$126

The Company continues to maintain a valuation allowance for substantially its entire gross deferred tax asset including its U.S. net operating losses. The Company recorded deferred federal and state tax expense of $0.2 million representing a deferred tax liability related to the difference in accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

The remainder of the Company’s tax net operating losses (NOLs) in the Netherlands expired unutilized at the end of 2011. However, prior to expiration the Company entered into a strategic tax transaction with the approval of the Dutch tax authority which allowed Spectranetics International B.V (BV) to sell its assets including goodwill to a newly created subsidiary of BV. The transaction allowed BV to offset the gain from the sale of the assets with a portion of its NOL prior to expiration. The new subsidiary will be allowed to amortize the tax-basis goodwill associated with this transaction over ten years for tax purposes. The Company therefore recorded a $0.5 million deferred tax benefit in the fourth quarter of 2011, included in “Other assets,” representing its estimate of the actual utilization of the extended tax deduction in future years.

In 2010, the Company increased its valuation allowance against its U.S. deferred tax asset to 100%. The effect of the valuation allowance adjustment was to increase the Company’s provision for income taxes by $6.1 million for the year ended December 31, 2010. Events in 2010, primarily the third quarter 2010 indictment of former employees of the Company, the related $6.5 million accrual for indemnification costs for these employees, and the possibility that such costs could exceed the estimated accrual, caused the Company to conclude that it no longer met the accounting criteria for recognizing a portion of its deferred tax asset. Income tax expense also included approximately $0.1 million comprised of state and foreign income taxes payable for the year ended December 31, 2010.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income tax expense (benefit) attributable to loss before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following (in thousands):

	2011	2010	2009
Computed expected tax expense (benefit)	$383	$(2,323)	$(4,504)
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	50	(301)	(578)
Nondeductible stock compensation expense related to incentive stock options	1,316	449	600
Nondeductible expenses and municipal interest	262	186	259
Change in valuation allowance	(1,973)	8,571	4,426
Foreign operations	621	(94)	(77)
Research and development credits	(428)	(256)	—
Income tax expense	$231	$6,232	$126

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Current
Net operating loss carryforwards-U.S. and related states	$—	$—
Foreign net operating loss carryforwards	—	163
License agreement dispute settlement, due to accrual for financial reporting purposes	1,152	—
Accrued liabilities, not deducted until paid for tax purposes	1,961	725
Deferred revenue, due to deferral for financial reporting purposes	868	821
Inventories, principally due to accrual for obsolescence for financial reporting purposes, net of additional costs inventoried for tax purposes	576	313
Unrealized loss on investments	—	147
	4,557	2,169
Less valuation allowance	(3,947)	(2,006)
Total deferred tax assets, current portion, net	610	163

Noncurrent
Net operating loss carryforwards-U.S. and related states	5,031	5,349
Capital loss carryover	415	—
Foreign net operating loss carryforwards	—	2,915
Equipment, primarily due to differences in cost basis and depreciation methods	—	1,139
Amortization of intangibles	1,262	—
Stock compensation expense related to nonqualified stock options	2,064	2,579
Research and experimentation tax credit	2,302	1,873
Alternative minimum tax credit	298	298
Accrued liabilities, not deducted until paid for tax purposes	262	2,253
	11,634	16,406
Less valuation allowance	(10,075)	(16,406)
Deferred tax assets, noncurrent portion, net	1,559	—

Deferred tax liabilities:
Noncurrent
Equipment, primarily due to differences in cost basis and depreciation methods	(1,869)	—
Long-lived intangible assets	(550)	—
Total deferred tax liabilities, noncurrent portion, net	$(860)	$—

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

An income tax benefit of $0.5 million, $0.8 million and $0.9 million related to the exercise of stock options for the years ended December 31, 2011, 2010 and 2009, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

As of December 31, 2011, the Company has unrestricted United States federal net operating loss carryforwards of approximately $19.7 million to reduce future taxable income, which expire primarily from 2018 through 2031. The Company also has capital loss carryforwards of $1.1 million that expire in 2015 and 2016.

The Company’s tax loss carryforwards in the Netherlands expired on December 31, 2011.

An alternative minimum tax credit carryforward of approximately $0.3 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $18.6 million.

The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2011 of approximately $2.6 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2026.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income, and tax planning strategies in making this assessment. The Company determined in 2010 that it no longer met the more-likely-than-not critera for realizing a substantial portion of its deferred tax asset and recorded a full valuation allowance against its U.S. deferred tax assets. In light of its pretax loss for 2011 and other factors, the Company continues to believe there is sufficient uncertainty surrounding the realization of its U.S. deferred tax assets through future taxable income. The Company will continue to assess the need for a valuation allowance in future periods. In the event there is a change in circumstances in the future which would affect the utilization of the Company’s deferred tax assets, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

ASC 740, Income Taxes, requires reporting of taxes based on tax positions which meet a more-likely-than-not standard and which are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. ASC 740 also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service (IRS) interest and penalties.

As of January 1, 2011, the Company classified approximately $0.4 million of its credit carryforwards as uncertain and this amount is reported as a reduction of the Company’s deferred tax asset. In 2011, this amount has been adjusted by approximately $0.02 million due to expiring credits that are no longer subject to the uncertain tax position. In the fourth quarter of 2011, the Company evaluated its foreign operations and recorded an uncertain tax liability for foreign jurisdictions for which the Company is evaluating its liability. A reconciliation of the beginning and ending amounts of unrecognized tax liability is as follows:

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Unrecognized Tax Liability
(in thousands)
Balance at January 1, 2011	$385
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	100
Reductions for tax positions of prior years	(20)
Settlements	—
Balance at December 31, 2011	$465

The Company classifies interest and penalties expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the U.S., in the Netherlands and in Germany. The tax years 2008 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS initiated a corporate income tax audit during the fourth quarter of 2011 for the Company’s 2009 tax year. The audit is still ongoing. No adjustments have been proposed to date, and the Company expects the examination to last through the second quarter of 2012.

NOTE 14 — CONCENTRATIONS OF CREDIT RISK

The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2011.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

different regulatory environments. Within U.S. Medical, the Company aggregates its two business units, Vascular Intervention and Lead Management, based on their similar economic, operational and regulatory characteristics, consistent with the authoritative guidance on segment reporting.

Additional information regarding each reportable segment is discussed below.

(a) U.S. Medical

Products offered by this segment include fiber-optic delivery devices and other non fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the FDA. At December 31, 2011, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of infected, defective or abandoned cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this segment. As of December 31, 2011, 2010 and 2009, a portion of research and development and general and administrative costs incurred in the U.S. has been allocated to International Medical based on a percentage of revenue, as these costs support the Company’s ability to generate revenue in the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $6.5 million, $4.2 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

(b) International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. Certain U.S. incurred product development and administrative costs have been allocated to International Medical.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2011	2010	2009
Revenue:
U.S. Medical:
Disposable products	$90,849	$87,070	$83,990
Service and other, net of provision for sales returns	8,719	8,215	8,058
Equipment	6,365	5,723	4,872
Subtotal	105,933	101,008	96,920
International Medical:
Disposable products	17,895	14,316	14,732
Service and other, net of provision for sales returns	1,403	1,165	1,269
Equipment	2,056	1,428	1,916
Subtotal	21,354	16,909	17,917
Total revenue	$127,287	$117,917	$114,837

	U.S. Medical	International Medical	Total
2011
Interest income	$139	$2	$141
Interest expense	59	231	290
Depreciation and amortization expense	8,801	1,161	9,962
Income tax (expense) benefit	(431)	200	(231)
Segment operating income	647	639	1,286
Segment net income	347	547	894
Capital expenditures	2,480	181	2,661
Segment assets	$92,529	$16,590	$109,119

	U.S. Medical	International Medical	Total
2010
Interest income	$232	$3	$235
Interest expense	12	—	12
Depreciation and amortization expense	9,009	954	9,963
Income tax expense	(5,055)	(1,177)	(6,232)
Segment operating loss	(7,006)	(40)	(7,046)
Segment net loss	(11,853)	(1,210)	(13,063)
Capital expenditures	3,664	213	3,877
Segment assets	$83,262	$10,433	$93,695

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	U.S. Medical	International Medical	Total
2009
Interest income	$437	$15	$452
Interest expense	25	17	42
Depreciation and amortization expense	8,993	879	9,872
Income tax expense	(90)	(36)	(126)
Segment operating (loss) income	(11,890)	(90)	(11,980)
Segment net (loss) income	(12,650)	(723)	(13,373)
Capital expenditures	3,225	77	3,302
Segment assets	$88,883	$11,800	$100,683

In 2011, 2010 and 2009, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2011, 2010 or 2009. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $8.4 million and $4.5 million as of December 31, 2011 and 2010, respectively.

NOTE 16 — RELATED PARTY TRANSACTIONS

During the years ended December 31, 2011, 2010 and 2009, the Company paid $0.1 million each year to a director of the Company under an agreement whereby the director provided training services to outside physicians on behalf of the Company. As of December 31, 2011 and 2010, the Company owed $27,000 and $26,000, respectively, to this director under the consulting agreement.

During the years ended December 31, 2011, 2010 and 2009, the Company paid $48,000, $95,000 and $95,000, respectively, in royalties to a director of the Company, and as of December 31, 2011 and 2010, the Company owed to him $-0- and $23,000, respectively. In 2007 the Company purchased a patent from this director in the amount of $150,000, which included provisions for royalties that were to be paid to the director based on the sale of the Company’s QuickCat™ product. An amendment to the patent purchase agreement for this patent was executed in June 2011, which documents that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there will be no future royalty payments to the director.

NOTE 17 — EMPLOYEE TERMINATION AND LEASE ABANDONMENT COSTS

In the third quarter of 2010, the Company terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, the Company recorded severance obligations totaling $0.7 million in the third quarter of 2010. Effective November 1, 2010, the Company’s chairman, president and chief executive officer retired. In connection with his retirement and release of claims, during the fourth quarter of 2010, the Company paid $0.5 million, equal to one-year’s salary, which was the amount payable under his employment agreement in connection with termination of his employment. In addition, his outstanding options to purchase 140,279 shares of the Company’s common stock became fully vested in accordance with their terms, resulting in non-cash stock

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

compensation expense of $0.4 million. These amounts, along with certain health insurance premiums, were recorded in the fourth quarter of 2010.

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

NOTE 18 — SETTLEMENT COSTS—LICENSE AGREEMENT DISPUTE

In January 2012, the Company entered into a Termination and Mutual Release with Medtronic, Inc. (Medtronic). The Termination Agreement terminates a License Agreement between the Company and Medtronic dated February 28, 1997 (the License Agreement). In 2011, the parties disputed whether royalties were owed under the License Agreement. Under the Termination Agreement, the Company paid to Medtronic $3.0 million in January 2012 in settlement of all obligations under the License Agreement, and neither party has any further rights or obligations under the License Agreement, including certain Medtronic rights that if exercised would have been unfavorable to the Company. The Termination Agreement also includes a mutual release under which each of the Company and Medtronic releases the other from all claims, whether known or unknown, arising under the License Agreement. The Company had accrued royalty expenses in the amount of $1.2 million related to the License Agreement prior to the settlement; therefore, the Company recorded $1.8 million as settlement costs—license agreement dispute in the Company’s financial statements for the quarter ended December 31, 2011, because the underlying cause of the dispute and likelihood of a settlement to resolve such dispute existed as of December 31, 2011.

The patents underlying the License Agreement were scheduled to expire in October 2013 and October 2014 in the U.S. and select foreign jurisdictions, respectively. Royalty expenses paid or accrued pursuant to the License Agreement for the year ended December 31, 2011 were approximately $1.5 million. Royalty expenses will not be incurred subsequent to the effective date of the Agreement.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

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

In August 2010, three former employees with whom the Company has indemnification obligations were indicted on charges related to a previous federal investigation of the Company. Therefore, in the third quarter of 2010, the Company accrued a $6.5 million charge reflecting the low end of its estimate of the range of its liability under the indemnification obligations, primarily for the expected substantial future defense costs of the former employees through their trials.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In February 2012, the Company entered into agreements with two of the former employees under which it agreed to reimburse the two former employees an amount not to exceed $1.9 million and $0.5 million, respectively, for legal fees and expenses incurred by them on or after January 1, 2012, including the trial and any appeal that is not successful. In consideration of their agreement to the fee cap, the Company released them from its rights to “clawback” legal fees and expenses advanced by the Company. In addition to the foregoing, each party generally released the other from all claims prior to the date of the agreements. The cap on legal fees and expenses, as well as the release and waiver of clawback rights and the general release of claims, are subject to certain exceptions in the case of a mistrial or successful appeal that results in an order for a new trial.

In February 2012, a trial was held for two of the defendants, which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial. The Company is not a party to these trials.

As a result of the agreements with the former employees, their subsequent jury verdicts and the dismissal of charges against the third defendant, the Company believes that its estimate of the remaining legal fees and expenses as of December 31, 2011 can be reasonably determined. The Company now estimates that its total costs in these matters will total approximately $6.1 million, compared with the original $6.5 million estimate. As a result, in the three months ended December 31, 2011, the Company recorded a $0.4 million reduction in its accrual for indemnification costs to reflect this change in estimate. This adjustment reduces the remaining liability as of December 31, 2011 to $2.9 million, which is expected to be paid by June 30, 2012.

The actual expenses may be higher or lower than the estimate depending upon final resolution of the proceedings. Factors that may cause the Company to increase the accrual include but are not limited to the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes and the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. The costs associated with such proceedings could have a material adverse effect on the Company’s future consolidated results of operations, financial position or cash flows.

Fox/Sopkin

The Company and its Dutch subsidiary are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the Dutch District Court) by Kenneth Fox in August 2004. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. In this action, Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. However, in an earlier interpleader action, the United States District Court for the Eastern District of Virginia already decided that any royalties owing under the license should be paid to a special receiver for Interlase. The Company has made all such payments. The United States District Court has also twice held Mr. Fox in contempt of the court’s permanent injunction that bars him from filing actions such as the pending action in the Netherlands, and

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

the court has ordered Mr. Fox to dismiss the Dutch action and to pay the Company’s costs and expenses. Mr. Fox has not yet complied with the United States District Court’s contempt orders.

In June 2010, the Dutch District Court issued a ruling, followed by a decision that dismissed Mr. Fox’s claims against both the Company and its Dutch subsidiary.  The court also awarded the Company a nominal amount as attorney’s fees.  In September 2010, Mr. Fox filed and served a notice of appeal to the Dutch court of appeals. Under Dutch law, the appeal entitles Mr. Fox to a new trial on the merits, though still taking into evidence the record that is already in the Dutch court system. The Company intends to vigorously defend against Mr. Fox’s claims in this appeal.

In May 2011, the Company was served with a lawsuit that names the Company and Spectranetics B.V., the Company’s Dutch subsidiary, as defendants. The lawsuit was brought in the District Court of Utrecht, the Netherlands, by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter.

Cardiomedica

The Company has been engaged in a dispute with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and the Company. Cardiomedica originally filed the suit in July 1999. The lower court’s judgment was rendered on April 3, 2002. In June 2004, the Court of Appeal of Amsterdam affirmed the lower court’s opinion that an exclusive distributor agreement for the Italian market was entered into between the parties for the three-year period ending December 31, 2001, and that Cardiomedica may exercise its right to compensation from Spectranetics B.V. for its loss of profits during such three-year period. The appellate court awarded Cardiomedica the costs of the appeal, which approximated $20,000, and referred the case back to the lower court for determination of the loss of profits. Cardiomedica had asserted lost profits of approximately 1.3 million euros, which was based on their estimate of potential profits during the three-year period. In December 2006, the court made an interim judgment which narrowed the scope of Cardiomedica’s claim from their original claim of lost profits associated with 10 hospitals down to lost profits on two hospitals during the period from 1999 to 2001. On July 1, 2009, the court issued a ruling in favor of Cardiomedica for an amount equal to $0.6 million, which included a judgment for lost profits, interest thereon, and certain costs assessed by the court related to the proceedings.  Such amount was paid in July 2009.

In September 2009, Cardiomedica appealed the ruling of the District Court, seeking additional damages of 1.4 million euros, consistent with its initial claim for damages at the outset of the lawsuit. In September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring the Company to pay to Cardiomedica an additional $0.8 million in damages, which amount includes interest through September 2011, arising out of Cardiomedica’s appeal. The Company paid and expensed this amount in September 2011.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Kensey Nash Corporation milestone payments

See Note 5 regarding the milestone payments that may be payable to Kensey Nash Corporation.

NOTE 20 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011				2010
	Q1	Q2	Q3(1)	Q4(2)	Q1(3)	Q2	Q3(4)	Q4(5)
	(In thousands, except per share amounts)
Net sales	$30,422	$32,214	$32,127	$32,524	$29,010	$30,025	$29,577	$29,305
Gross profit	21,495	22,901	23,444	23,724	20,643	21,485	21,091	20,667
Net (loss) income	(154)	584	109	355	(958)	91	(12,709)	513
Net (loss) income per share (6):
Basic	$(0.00)	$0.02	$0.00	$0.01	$(0.03)	$0.00	$(0.38)	$0.02
Diluted	(0.00)	0.02	0.00	0.01	(0.03)	0.00	(0.38)	0.02

(1)
During the third quarter of 2011, the Company recorded a $0.8 million charge, which amount included interest through September 2011, related to a September 2011 ruling by the Dutch Court of Appeal in favor of Cardiomedica (for additional discussion, see Note 19 above).

(2)
During the fourth quarter of 2011, the Company recorded the following special charges or credits not related to the Company’s regular, ongoing business: (i) a license agreement termination charge of $1.8 million (see Note 18) and (ii) a credit of $0.4 million representing a reduction in the Company’s estimated liability related to indemnification agreements with three former employees following recent developments in the trials (see Note 19).

(3)	During the first quarter of 2010, the Company recorded legal and other costs related to the federal investigation of $0.4 million (for additional discussion, see Note 19).

(4)
During the third quarter of 2010, the Company recorded the following special charges not related to the Company’s regular, ongoing business: (i) the accrual of $6.5 million to record its estimated liability related to indemnification agreements with three former employees following their indictment in the third quarter of 2010 (see Note 19); (ii) the write-off of $0.9 million of a capital project in process which was no longer expected to be completed and used, due to an EPA ruling which effectively limited the useful life of the asset; (iii) severance obligations totaling $0.7 million based on the Company’s consolidation of certain of its sales territories which eliminated certain positions in its Vascular Intervention sales organization; and (iv) a full valuation allowance against its U.S. deferred tax asset of $6.1 million, which management recorded based on the Company’s historical U.S. GAAP net losses and the uncertainty of future taxable income due primarily to indemnification costs related to recent indictments of former employees (see Note 13).

(5)
During the fourth quarter of 2010, following the retirement of the Company’s chairman, president and chief executive officer, the Company recorded a charge of approximately $1.0 million payable under his employment agreement and non-cash stock compensation expense (see Note 17).

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(6)
The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year, and take into account the weighted average number of common stock equivalent shares outstanding for each period.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged (Credited) to Revenue, Costs or Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns	790	765	953	602
Inventory reserves	779	534	388	925
Valuation allowance for deferred tax assets	18,412	(1,973)	2,417	14,022
Year ended December 31, 2010:
Allowance for doubtful accounts and sales returns	$948	$921	$1,079	$790
Inventory reserves	380	418	19	779
Valuation allowance for deferred tax assets	12,735	8,571	2,894	18,412
Year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$754	$872	$678	$948
Inventory reserves	233	314	167	380
Valuation allowance for deferred tax assets	10,065	4,426	1,756	12,735

(1)
Deductions represent receivables written-off and credits granted for customer returns, inventory write-offs, and reductions in the valuation allowance for deferred tax assets due primarily to the use or expiration of net operating losses.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 16, 2009.
3.2	Amended and Restated Bylaws of The Spectranetics Corporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 4, 2011.
4.1
Form of Common Stock Certificate of the Company. Incorporated by reference to exhibits previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

10.1
The 1997 Equity Participation Plan of The Spectranetics Corporation. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.2
Form of NonQualified Stock Option Agreement for Officers. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.3
Form of NonQualified Stock Option Agreement for Employees. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.4
Form of NonQualified Stock Option Agreement for Independent Directors. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.5
Form of Incentive Stock Option Agreement for Officers. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.6
Form of Incentive Stock Option Agreement for Employees. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.7
License Agreement between Medtronic, Inc. and the Company, dated February 28, 1997 (confidential treatment has been granted for portions of this agreement). Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on March 31, 1997.

10.8
License Agreement between United States Surgical Corporation and the Company, dated September 25, 1997 (confidential treatment has been granted for portions of this agreement). Incorporated by reference to exhibits previously filed by the Company with its Form 10-Q for the quarter ended on September 30, 1997.

10.9	First Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.
10.10	Second Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.
10.11	Third Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.
10.12
Form of Indemnification Agreement entered into between the Company and each of its directors as of May 10, 2002. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 7, 2002.

10.13
Fourth Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14	Fifth Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit Number	Description
10.15
Asset purchase agreement between the Company and LaTIS, Inc. Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

10.16
Settlement and Amendment to License Agreement executed in February 2005 and effective October 1, 2004 between the Company and Surmodics, Inc. (confidential treatment has been granted for portions of this agreement). Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.17
Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation dated December 29, 2006. Incorporated by reference to exhibit previously filed by the Company with its 2006 Annual Report on Form 10-K filed on March 29, 2007.

10.18
Patent Purchase Agreement dated February 20, 2007 between The Spectranetics Corporation and Joseph M. Ruggio. Incorporated by reference to exhibit previously filed by the Company with its 2006 Annual Report on Form 10-K filed on March 29, 2007.

10.19
The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.20
Second Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 19, 2007. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 22, 2007.

10.21
Third Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated August 13, 2007. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed on August 14, 2007.

10.22
Form of Stock Option Grant Notice and Stock Option Agreement. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed on August 14, 2007.

10.23
Fourth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan dated April 15, 2008. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed on May 12, 2008.

10.24
Asset Purchase Agreement dated as of May 12, 2008 by and among Kensey Nash Corporation, ILT Acquisition Sub, Inc., Kensey Nash Holding Corporation and The Spectranetics Corporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on May 13, 2008.

10.25
Manufacturing and Licensing Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 5, 2008.

10.26
Development and Regulatory Services Agreement dated as of May 30, 2008 between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 5, 2008.

10.27
Fifth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 23, 2008.

10.28
Employment Agreement between Emile Geisenheimer and The Spectranetics Corporation, dated November 21, 2008 and effective as of October 21, 2008. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K/A filed on November 28, 2008.

10.29
Form of Time Vesting Stock Option Agreement, Form of Conditional Time Vesting Stock Option Agreement, and Form of Conditional Performance Vesting Stock Option Agreement. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K/A filed on November 28, 2008.

10.30
Form of Performance Vesting Stock Option Agreement for Employees. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

Exhibit Number	Description
10.31
Form of Conditional Performance Vesting Stock Option Agreement for Employees. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

10.32
Form of Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

10.33
Sixth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on June 16, 2009.

10.34
Development and Regulatory Services Agreement Amendment dated as of June 22, 2009, between Kensey Nash Corporation and The Spectranetics Corporation (confidential treatment has been requested for portions of this exhibit). Incorporated by reference to exhibits previously filed by the Company with Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 10, 2009.

10.35
Non-Prosecution Agreement dated December 28, 2009 by and among The Spectranetics Corporation and the United States Attorney's Office for the District of Colorado and the United States Department of Justice's Office of Consumer Litigation. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on December 29, 2009.

10.36
Settlement Agreement dated December 22, 2009 by and among The Spectranetics Corporation and the United States of America, acting through the United States Department of Justice and the United States Attorney's Office for the District of Colorado, on behalf of the Office of Inspector General of the Department of Health and Human Services. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on December 29, 2009.

10.37
Corporate Integrity Agreement dated December 22, 2009 between the Office of Inspector General of the Department of Health and Human Services and The Spectranetics Corporation. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K filed on December 29, 2009.

10.38
License Agreement dated December 30, 2009 between The Spectranetics Corporation and Peter Rentrop, M.D. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 31, 2009.

10.39
Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, dated April 8, 2010. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 12, 2010.

10.40
Letter Agreement between Shahriar Matin and The Spectranetics Corporation, dated April 12, 2010. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 14, 2010.

10.41	The Spectranetics Corporation 2010 Employee Stock Purchase Plan. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2010.
10.42
Seventh Amendment to The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2010.

10.43
Form of Restricted Stock Unit Agreement. Incorporated by reference to exhibits previously filed by the Company with Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 6, 2010.

10.44
Stipulation of Settlement (In re Spectranetics Corporation Securities Litigation, Case No. 08-cv-2048-REB-KLM). Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on September 13, 2010.

10.45
Stipulation of Settlement (Kopp v. Geisenheimer, Case No. 08-cv-2102-REB-MJW). Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on September 21, 2010.

Exhibit Number	Description
10.46
General Release between The Spectranetics Corporation and Emile Geisenheimer, effective as of November 25, 2010. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 1, 2010.

10.47
Notice of Pendency and Settlement of Derivative Actions dated December 15, 2010. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 17, 2010.

10.48
Independent Contractor Services Agreement dated as of January 31, 2011, between Emile J. Geisenheimer and The Spectranetics Corporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on February 4, 2011.

10.49
Credit and Security Agreement between The Spectranetics Corporation and Wells Fargo Bank, National Association dated February 25, 2011, together with the Revolving Note and exhibits. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

10.50
Severance Agreement between The Spectranetics Corporation and Guy A. Childs dated March 1, 2011. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

10.51
Severance Agreement between The Spectranetics Corporation and Jason Hein dated March 1, 2011. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

10.52
Severance Agreement between The Spectranetics Corporation and Shahriar Matin dated March 1, 2011. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

10.53
First Amendment to The Spectranetics Corporation 2010 Employee Stock Purchase Plan. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on March 14, 2011.

10.54
Consulting Agreement between The Spectranetics Corporation and Craig M. Walker, MD, effective March 31, 2011. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on March 14, 2011.

10.55
Eighth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on March 14, 2011.

10.56
Form of Severance Agreement dated March 1, 2010 entered into between The Spectranetics Corporation and each of Roger Wertheimer and Francisco Rivas, executive officers of the Company. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on March 14, 2011.

10.57
Employment Agreement between Scott Drake and The Spectranetics Corporation dated July 8, 2011 and effective as of August 10, 2011, which includes Exhibit A—Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement and Exhibit B—Stock Option Grant Notice and Stock Option Agreement. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on July 12, 2011.

10.58	Form of Restricted Stock Unit Agreement. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.
10.59	Form of Restricted Stock Award Agreement - Initial Grant. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.
10.60	Form of Restricted Stock Award Agreement - Annual Grant. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.
10.61
Amendment No. 1 to Patent Purchase Agreement dated June 27, 2011 between The Spectranetics Corporation and Joseph M. Ruggio, M.D. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.

Exhibit Number	Description
10.62
Termination and Mutual Release between The Spectranetics Corporation and Medtronic, Inc. effective January 19, 2012. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on January 25, 2012.

10.63
Agreement Relating to Indemnification and Clawback Rights, and Release dated February 6, 2012, between The Spectranetics Corporation and John G. Schulte. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on February 9, 2012.

10.64
Agreement Relating to Indemnification and Clawback Rights, and Release dated February 6, 2012, between The Spectranetics Corporation and Trung Pham. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on February 9, 2012.

10.65	Indemnification Agreement dated March 13, 2012 between The Spectranetics Corporation and the Directors and certain officers of the Company.
10.66	Termination, Settlement Agreement and Mutual Release dated March 14, 2012 between The Spectranetics Corporation and Kensey Nash Corporation.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman PC).
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Users of this data are advised that, in accordance with Rule 406 of Regulation S-T promulgated by the SEC, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1033, as amended, is deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.