Form 10-Q
period 2012-03-31
SPECTRANETICS CORP
filed 2012-05-09
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

March 31, 2012

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

As of May 2, 2012 there were 34,286,885 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,000	$39,638
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $595 and $602, respectively	18,066	18,123
Inventories, net	9,506	8,542
Deferred income taxes, net	610	610
Prepaid expenses and other current assets	2,668	2,421
Total current assets	57,850	69,334
Property and equipment, net	27,793	27,249
Goodwill	13,296	11,569
Other intangible assets, net	81	111
Other assets	665	773
Total assets	$99,685	$109,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,949	$1,521
Accrued liabilities	11,948	24,256
Deferred revenue	2,142	2,183
Total current liabilities	17,039	27,960
Accrued liabilities, net of current portion	640	706
Deferred income taxes	860	860
Total liabilities	18,539	29,526
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 34,172,696 and 33,957,408 shares, respectively	34	34
Additional paid-in capital	177,781	176,277
Accumulated other comprehensive loss	(595)	(715)
Accumulated deficit	(96,074)	(96,086)
Total stockholders’ equity	81,146	79,510
Total liabilities and stockholders’ equity	$99,685	$109,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$33,269	$30,422
Cost of products sold	8,968	8,927
Gross profit	24,301	21,495
Operating expenses:
Selling, general and administrative	20,608	17,367
Research, development and other technology	3,758	4,253
Total operating expenses	24,366	21,620
Operating loss	(65)	(125)
Other income:
Interest income, net	8	30
Other, net	73	20
Total other income	81	50
Income (loss) before income taxes	16	(75)
Income tax expense	(4)	(79)
Net income (loss)	$12	$(154)

Net income (loss) per share —
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	120	259
Comprehensive income, net of tax	$132	$105

Weighted average common shares outstanding —
Basic	33,982,735	33,237,575
Diluted	35,071,780	33,237,575

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$12	$(154)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,473	2,518
Stock-based compensation expense	675	586
Provision for excess and obsolete inventories	29	60
Accrued indemnification costs	(584)	(562)
Deferred income taxes	—	40
Net change in operating assets and liabilities	(7,318)	(2,346)
Net cash (used in) provided by operating activities	(4,713)	142
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	—	3,599
Capital expenditures	(999)	(698)
Additional purchase price—Kensey Nash milestone payments	(7,727)	—
Net cash (used in) provided by investing activities	(8,726)	2,901
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	829	361
Net cash provided by financing activities	829	361
Effect of exchange rate changes on cash	(28)	(7)
Net (decrease) increase in cash and cash equivalents	(12,638)	3,397
Cash and cash equivalents at beginning of period	39,638	29,335
Cash and cash equivalents at end of period	$27,000	$32,732
Supplemental disclosures of cash flow information:
Cash paid for interest	$15	$—
Cash paid for income taxes	$41	$44

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL

The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly-owned subsidiary, Spectranetics International, B.V., and its wholly-owned subsidiaries, Spectranetics Deutschland GmbH and Spectranetics Austria GmbH (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy). The Company also markets aspiration and thrombectomy catheters for the removal of thrombus (thrombus management) and support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions).  In addition, the Company distributes therapeutic infusion system catheters for vascular delivery of drugs and diagnostic agents. The Company’s Lead Management products include excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation, accrued indemnification costs, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.  Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 — NEW ACCOUNTING STANDARDS

In June 2011, the FASB amended guidance for presenting comprehensive income. The amendment requires the Company to present the components of net income and comprehensive income either as one continuous statement or as two consecutive statements. There is no longer the option to present items of other comprehensive income in the statement of stockholders’ equity. The amended guidance was effective for the Company beginning January 1, 2012, on a retrospective basis.

The Company has considered all other recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$3,306	$2,311
Work in process	2,039	1,830
Finished goods	5,326	5,326
Less: Inventory reserves	(1,165)	(925)
	$9,506	$8,542

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Equipment held for rental or loan	$38,551	$37,373
Manufacturing equipment and computers	22,096	21,368
Leasehold improvements	4,654	4,621
Furniture and fixtures	1,914	1,863
Building and improvements	1,276	1,245
Land	270	270
Less: accumulated depreciation and amortization	(40,968)	(39,491)
	$27,793	$27,249

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued payroll and employee related expenses	$5,604	$8,064
Accrued acquisition milestone payment (see Note 4)	—	6,000
Accrued legal costs, including invoiced portion of accrued indemnification costs	1,600	496
Accrued sales and value added taxes	540	516
Accrued royalty expense	538	3,533
Deferred rent	517	683
Accrued clinical study expense	422	353
Employee stock purchase plan liability	259	412
Accrued indemnification costs	254	2,900
Other accrued expenses	2,854	2,005
Less: long-term portion	(640)	(706)
Accrued liabilities: current portion	$11,948	$24,256

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — GOODWILL

In May 2008, the Company acquired the endovascular product lines of Kensey Nash Corporation (“KNC”) for approximately $10.7 million plus contingent milestone payments. The aggregate purchase price was allocated to the tangible and intangible assets acquired, in-process research and development and goodwill.

Under the terms of the agreements between the two companies, the Company agreed to pay KNC up to an additional $14 million based on product development, regulatory and sales milestones. Of the $14 million, up to $8 million was payable based on various product development and regulatory milestones associated with the acquired products, and $6 million was payable based on a sales milestone. As of December 31, 2011, the Company had paid $2.5 million based on the product development and regulatory milestones. These payments were recorded as additional goodwill.

In the fourth quarter of 2011, cumulative sales of the acquired products reached $20 million and the sales milestone payment of $6 million became payable. This amount was accrued and recorded as additional goodwill at December 31, 2011 and was paid in February 2012.

In March 2012, we entered into a Termination, Settlement Agreement and Mutual Release (the “Termination Agreement”) with KNC. Under the Termination Agreement, a final milestone payment of $1.7 million was made to KNC in connection with product development milestones associated with a smaller version of the ThromCat® XT product, and the parties agreed that no further milestone or other payment obligations will be due. This final milestone payment was recorded as additional goodwill. The Termination Agreement also terminated the principal responsibilities of each party under the various agreements entered into between the Company and KNC in May 2008.

The additional $1.7 million of goodwill was allocated to the U.S. Medical and International Medical segments (see Note 7) based on a percentage of revenue of the acquired products. The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2012 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2011	$6,165	$5,404	$11,569
Goodwill acquired during the year	760	967	1,727
Balance as of March 31, 2012	$6,925	$6,371	$13,296

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis at December 31, 2011 to indicate that the amount of goodwill may not be recoverable.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through March 31, 2012 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At March 31, 2012, there were 732,000 shares available for future issuance under these plans.  On March 6, 2012, the Company’s Compensation Committee adopted, subject to approval at the Company’s 2012 annual meeting of stockholders, an increase in the maximum number of shares available under The Spectranetics Corporation 2006 Incentive Award Plan of 1,700,000 shares to 5,250,000 shares.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In December 2008, the Company issued options to purchase shares of common stock to certain of the Company’s officers and employees subject to a market condition performance target, which would be achieved if and when the average of the closing market prices of the Company’s common stock equaled or exceeded $9.00 per share for a period of ten consecutive trading days. In August 2011, the Company issued options to purchase 400,000 shares of common stock to the Company’s Chief Executive Officer, subject to a market condition performance target, which would be achieved if and when the average of the closing market prices of the Company’s common stock equaled or exceeded $10.00 per share for a period of ten consecutive trading days. The $9.00 and $10.00 performance targets were achieved in March 2012 and, in each case, as of the day the target was achieved, a pro-rata number of options became immediately vested based on a four-year vesting period from the original grant date. The remaining unvested options will continue to vest over the remainder of the four-year period. The achievement of the performance target resulted in the acceleration of expense related to the options granted in 2008, which caused additional stock-based compensation expense of approximately $40,000 for the three months ended March 31, 2012.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation cost for these awards on a straight-line basis over the service period.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three months ended March 31, 2012 and 2011, respectively, using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2012	2011
Expected life (years)	5.93	6.02
Risk-free interest rate	1.04%	2.22%
Expected volatility	67.20%	65.56%
Expected dividend yield	None	None

The weighted average grant date fair value of options granted during the the three months ended March 31, 2012 and 2011 was $4.91 and $2.94, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity during the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,491,561	$5.75
Granted	66,650	8.19
Exercised	(145,544)	2.97
Canceled	(76,905)	4.61
Options outstanding at March 31, 2012	3,335,762	$5.94	6.71	$15,284,227
Options exercisable at March 31, 2012	1,935,543	$6.29	5.29	$8,373,411

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $10.40 as of March 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of March 31, 2012 totaled approximately 1.5 million.  The total intrinsic value of options exercised was $0.9 million and $0.2 million during the three months ended March 31, 2012 and 2011, respectively.

No restricted stock awards were awarded or vested during the three months ended March 31, 2012. The balance of outstanding restricted stock awards was 74,030 as of March 31, 2012.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2012:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2012	206,800	$—
Canceled	(5,000)	—
Restricted stock units outstanding at March 31, 2012	201,800	$—	1.54	$2,098,720

As of March 31, 2012, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This cost is based on an assumed future forfeiture rate of approximately 13.63% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides for the sale of up to 300,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. On March 6, 2012, the Company’s Compensation Committee adopted, subject to approval at the Company’s 2012 annual meeting of stockholders, an increase in the maximum number of shares available under the ESPP from 300,000 to 700,000 shares.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the January 2012 offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended March 31, 2012 and 2011, the Company recognized $79,000 and $40,000, respectively, of compensation expense related to its ESPP.

NOTE 6 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic net income (loss) per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

For the three months ended March 31, 2012, a weighted average of 0.8 million stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2011 as shares issuable upon the exercise of stock options and the vesting of restricted stock were anti-dilutive as a result of the net loss incurred for that period.  As a result, stock options and restricted stock outstanding representing 3.9 million weighted average shares at March 31, 2011 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

A summary of the net income (loss) per share calculation is shown below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$12	$(154)
Common shares outstanding:
Historical common shares outstanding at beginning of period	33,883	33,137
Weighted average common shares issued	100	101
Weighted average common shares outstanding — basic	33,983	33,238
Effect of dilution — stock options	1,089	—
Weighted average common shares outstanding — diluted	35,072	33,238
Net income (loss) per share — basic	$0.00	$(0.00)
Net income (loss) per share — diluted	$0.00	$(0.00)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — SEGMENT REPORTING

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

U. S. Medical

Products offered by this segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At March 31, 2012, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of March 31, 2012 and 2011, a portion of research and development and general and administrative costs incurred in the U.S. has been allocated to International Medical based on a percentage of revenue, as these costs support the Company’s ability to generate revenue in the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.8 million for each of the three months ended March 31, 2012 and 2011.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. Certain U.S. incurred research and development and general and administrative costs have been allocated to International Medical.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
U.S. Medical:
Disposable products	$24,137	$21,956
Service and other, net of provision for sales returns	2,330	2,165
Equipment sales and rentals	1,361	1,439
Subtotal	27,828	25,560
International Medical:
Disposable products	4,642	4,005
Service and other, net of provision for sales returns	329	355
Equipment sales and rentals	470	502
Subtotal	5,441	4,862
Total revenue	$33,269	$30,422

	Three Months Ended March 31,
	2012	2011
Segment operating income (loss):
U.S. Medical	$(420)	$(10)
International Medical	355	(115)
Total operating loss	$(65)	$(125)

	As of March 31, 2012	As of December 31, 2011

Segment assets:
U.S. Medical	$82,087	$92,446
International Medical	17,598	16,590
Total assets	$99,685	$109,036

In the first three months of 2012 and 2011, no individual customer represented 10% or more of consolidated revenue.  There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in the first three months of 2012 or 2011.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — INCOME TAXES

The Company continues to maintain a valuation allowance for substantially all of its gross deferred tax assets including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income (loss) during the year ending December 31, 2012. The Company does, however, expect to incur a current state and foreign tax expense during the year. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the difference in accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

ASC Topic 740 requires that a valuation allowance be provided if it is more likely than not that some portion or all deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to the Company’s history of losses and the lack of sufficient certainty of generating future taxable income, the Company has recorded a full valuation allowance against its deferred tax assets. The Company does not expect to reduce the valuation allowance against its deferred tax assets to below 100% of its gross amount until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

NOTE 9 — RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011, the Company paid $21,000 and $31,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.

During the three months ended March 31, 2011, the Company also paid $23,000 to a director of the Company for royalties based on the sale of the Company’s QuickCat™ product, related to a patent purchased from the director in 2007. An amendment to the patent purchase agreement for this patent was executed in June 2011, which documents that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there were no royalty payments to the director during the three months ended March 31, 2012, and there will be no future royalty payments to the director related to the QuickCat product.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company is generally obligated to indemnify its present and former directors, officers and employees against certain losses and to advance their reasonable legal defense expenses, including in connection with a federal investigation. The Company maintains insurance for claims of this nature, which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings.

The Company has indemnification obligations with three former employees who were indicted on charges related to a previous federal investigation of the Company. In February 2012, a trial was held for two of the defendants, which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant is scheduled for May 2012. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial. The Company was not a party to these trials.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2011, the Company had a remaining accrual for future indemnification costs of $2.9 million, which was its best estimate of the remaining legal fees and expenses in these matters. In addition, the Company had a liability of $0.4 million of indemnification costs that had been incurred but not paid as of December 31, 2011, for a total of $3.3 million. During the three months ended March 31, 2012, the Company paid $0.6 million of these costs. The total amount remaining to pay as of March 31, 2012 was approximately $2.7 million, $1.0 million of which was included in accounts payable and $1.7 million of which was included in accrued liabilities as of March 31, 2012. The Company expects to pay the remaining $2.7 million during the three months ending June 30, 2012.

The actual expenses may be higher or lower than the estimate depending upon final resolution of the proceedings. Factors that may cause the Company to increase its accrual include but are not limited to the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes and the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. The costs associated with such proceedings or other legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position or cash flows.

Fox/Sopkin

The Company and Spectranetics B.V., the Company’s Dutch subsidiary, are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the “Dutch District Court”) by Kenneth Fox in August 2004. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. In June 2010, the Dutch District Court issued a ruling, followed by a decision that dismissed Mr. Fox’s claims in their entirety against both the Company and its Dutch subsidiary.  The court also awarded the Company a nominal amount as attorney’s fees.  In September 2010, Mr. Fox filed and served a notice of appeal to the Dutch court of appeals. Under Dutch law, the appeal entitles Mr. Fox to a new trial on the merits, though still taking into evidence the record that is already in the Dutch court system. The Company intends to vigorously defend against Mr. Fox’s claims in this appeal.

In May 2011, the Company was served with a lawsuit that names the Company and the Company’s Dutch subsidiary as defendants. The lawsuit was brought in the Dutch District Court by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011 and a hearing has been scheduled for November 2012. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter. The Company has no amounts accrued for this litigation.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections.  Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. In order to assist the reader in understanding certain terms relating to our business that are used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads. During the three months ended March 31, 2012, approximately 63% of our disposable product revenue was from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention business unit includes a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy). We also market aspiration and thrombectomy catheters for the removal of thrombus (thrombus management) and support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions). In addition, we distribute therapeutic infusion system catheters for vascular delivery of drugs and diagnostic agents. Our Lead Management business unit includes excimer laser sheaths, non-laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Recent Developments

Product Approvals

In April 2012, we announced FDA approval of our new advanced GlideLight™ Laser Sheath for removal of cardiac leads. We believe GlideLight delivers more precise control to reduce the force required for safe lead extraction. Our current laser sheath, the SLS® II, requires significantly less force to advance than mechanical telescoping sheaths. We believe GlideLight requires 55% less force to advance than SLS II. We expect to conduct a limited market release of GlideLight to gain early experience prior to a broader controlled launch.

In April 2012, we received reimbursement approval in Japan for certain of our ELCA® coronary laser atherectomy catheters. We expect to initiate our launch of this product in Japan starting in May 2012. Over the next several months, we plan to train representatives of our Japanese Market Authorization Holder and distributor in Japan, and key Japanese physicians in the use of the ELCA catheters.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Current Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (“IDE”) related to a multi-center, randomized trial to treat in-stent restenosis (“ISR”) in the legs under the study name EXCITE ISR. The study compares laser ablation using our Turbo-Tandem® and Turbo Elite® laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 353 subjects at up to 35 sites in the U.S. Subjects enrolled will be followed at one, six and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation or TLR, at 30 days following the procedure. If the data merit it, we plan to submit a new 510(k) to the FDA based on the six month follow-up data. To date, our primary focus has been completing the necessary work to initiate the sites so that they can begin enrolling patients. That work is substantially complete and we have now turned our focus to increasing enrollment in the study. As of May 4, 2012, 30 sites are approved to enroll in the study and 66 patients have been enrolled.

We are supporting a physician-sponsored pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at one, six and 12 months after the procedure. Our support of the PHOTOPAC trial will be in the form of an unrestricted research grant. The pilot study is being conducted at up to four sites in Germany. As of May 4, 2012, two sites and 15 patients have been enrolled.
In February 2012, we announced six month interim results from the Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, registry. A total of 90 patients were included by December 2011 at five centers in Germany. Seventy-eight patients have been followed through six months. Interim results presented at the Leipzig Interventional Course 2012 in Leipzig, Germany indicate 76% freedom from TLR at six months.

In the interim results of the PATENT registry, percent diameter stenosis was reduced from 87.1% to 7.5% post-laser atherectomy and balloon angioplasty as measured by angiographic core lab. Procedural success rate, defined as achievement of ≤ 30% final residual restenosis was 98.8%, and Cumulative Major Adverse Events (“MAEs”) were 2.2% from procedure through 30 days following the procedure. Patients saw significant and sustained improvement in ankle brachial index (“ABI”) and walking ability at 6 months.

The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 25cm with average total lesion length of 12.5cm, and 93% were in the superficial femoral artery (“SFA”). Nearly 37% of patients had total occlusions. All patients had stents, 50% of patients were diabetics, and 35% had previously been treated for in-stent restenosis using other therapies.

We expect that the PATENT registry follow up will be completed in May 2012, and we will collaborate with the physician investigators to publish complete registry results thereafter.

The PATENT registry serves as a feasibility study for the EXCITE ISR trial. Although we believe the interim PATENT registry results are favorable, these results may not predict the results of the EXCITE ISR trial.  Moreover, because there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of United States Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. U.S. Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. As of March 31, 2012 and 2011, a portion of research and development and general and administrative costs incurred in the U.S. has been allocated to International Medical based on a percentage of revenue, because these costs support our ability to generate revenue in the international segment.

	Three Months Ended March 31,
(Dollars in thousands)	2012		2011
Revenue
United States	$27,828	84%	$25,560	84%
International	5,441	16	4,862	16
Total revenue	$33,269	100%	$30,422	100%

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net income (loss)
United States	$(402)	$(5)
International	414	(149)
Total net income (loss)	$12	$(154)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents Consolidated Statements of Operations data for the three months ended March 31, 2012 and March 31, 2011 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,
(Dollars in thousands)	2012	% of revenue (1)	2011	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$16,411	49%	$14,679	48%	$1,732	12%
Lead Management	12,368	37	11,282	37	1,086	10
Total disposable products revenue	28,779	87	25,961	85	2,818	11
Service and other revenue	2,659	8	2,520	8	139	6
Laser equipment revenue:
Equipment sales	591	2	617	2	(26)	(4)
Rental fees	1,240	4	1,324	4	(84)	(6)
Total laser equipment revenue	1,831	6	1,941	6	(110)	(6)
Total revenue	33,269	100	30,422	100	2,847	9
Gross profit	24,301	73	21,495	71	2,806	13
Operating expenses
Selling, general and administrative	20,608	62	17,367	57	3,241	19
Research, development and other technology	3,758	11	4,253	14	(495)	(12)
Total operating expenses	24,366	73	21,620	71	2,746	13
Operating loss	(65)	—	(125)	—	60	(48)
Other income
Interest income, net	8	—	30	—	(22)	(73)
Other income, net	73	—	20	—	53	265
Income (loss) before income taxes	16	—	(75)	—	91	(121)
Income tax expense	(4)	—	(79)	—	75	(95)
Net income (loss)	$12	—%	$(154)	(1)%	$166	(108)%

Worldwide installed base of laser systems	1,023		962		61
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the three months ended March 31, 2012 was $33.3 million, a 9% increase as compared with $30.4 million for the quarter ended March 31, 2011.  The increase was primarily due to increased Vascular Intervention (“VI”) and Lead Management (“LM”) disposables revenue and increased service and other revenue, partially offset by a 6% decline in laser equipment revenue compared with the three months ended March 31, 2011. On a constant currency basis, consolidated revenue increased 10% quarter-over-quarter (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure). Our product mix changed slightly quarter-over-quarter, with 87% of revenue coming from disposables in the first quarter of 2012 compared with 85% from disposables in the first quarter of 2011.  Service and other revenue remained stable at 8% of total revenue in the first quarter of 2012 and 2011. Revenue from laser equipment sales and rentals also remained stable at 6% of total revenue in the first quarter of 2012 and 2011.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, increased 12% to $16.4 million in the first quarter of 2012 as compared with $14.7 million in the first quarter of 2011.

VI sales include three product categories: atherectomy, which increased 21%, crossing solutions, which decreased 2%, and thrombectomy, which increased 5%, all compared with the three months ended March 31, 2011. The increase in atherectomy revenue was due to increased unit volumes of peripheral and coronary atherectomy products. Increased peripheral atherectomy product sales, which grew 18% quarter-over-quarter, were primarily related to higher sales to stand-alone physician clinics, which provide increased access for patients at a potentially lower cost to the healthcare system. In addition, our peripheral artery disease (“PAD”) market awareness program contributed to the increase in peripheral atherectomy sales. Increased coronary atherectomy product sales were due primarily to increased use of our products within existing accounts. The decrease in crossing solutions product sales was due primarily to increased competition.

LM revenue grew 10% for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011.  We believe our LM revenue continues to increase primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (“LExICon”) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines for lead extractions set forth by the Heart Rhythm Society, (3) an expanding market for lead extractions due primarily to increasing infection rates and increased indications for lead extraction, (4) our customer-focused LM sales organization and (5) increased revenue in Japan, where reimbursement approval for the LLD® lead locking device in April 2011 allowed us to make available our complete lead management system.

Laser equipment revenue was $1.8 million for the three months ended March 31, 2012 and $1.9 million for the three months ended March 31, 2011.  Equipment sales revenue, which is included in laser equipment revenue, decreased 4% quarter-over-quarter. We sold four laser systems (all from inventory) in the first quarter of 2012 as compared with five laser system sales (three sales from inventory and two sale conversions from rental units) in the same period of the prior year. Slightly higher average selling prices in 2012 were due to the lower sales prices of the sale conversions in 2011.  Rental revenue decreased 6% quarter-over-quarter, primarily due to a decrease in volume-based and cap-free (fee per procedure) revenue. Service and other revenue increased 6% at $2.7 million in the three months ended March 31, 2012 compared with $2.5 million in the three months ended March 31, 2011, due primarily to our increased installed base of laser systems.

We placed 25 laser systems with new customers during the three months ended March 31, 2012 compared with 41 during the three months ended March 31, 2011.  Of these laser placements, 13 were transfers from the existing installed base, compared with 21 transfers in the first quarter of 2011. The higher number of placements in the first quarter of 2011 was primarily due to the fact that it was the first quarter in which we could place lasers with office-based physicians, due the reimbursement changes in late 2010. Of the first quarter 2012 laser placements, seven were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements this quarter brought our worldwide installed base of laser systems to 1,023 (773 in the U.S.) at March 31, 2012.

On a geographic basis, revenue in the U.S. was $27.8 million during the quarter ended March 31, 2012, an increase of 9% from the prior year first quarter.  International revenue totaled $5.4 million, an increase of 12% from the first quarter of 2011, or an increase of 14% on a constant currency basis.  The increase in international revenue was primarily due to a 20% increase in LM revenue, primarily in Germany and Japan, and a 12% increase in VI revenue. The increases in disposables revenue included increases in both Europe and Asia-Pacific/Latin America (“APLA”).

Gross margin percentage for the first quarter of 2012 was 73% and in the first quarter of 2011 was 71%. The increase was due to a combination of changes in product mix, improved manufacturing efficiencies and higher production volumes. Nearly all of our revenue increase over the prior year quarter was due to increased disposables revenue, which carries a significantly higher gross margin percentage than laser or service revenue. Margins can fluctuate based on a number of factors, including manufacturing efficiencies and product mix.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Operating expenses increased 13% to $24.4 million in the three months ended March 31, 2012 compared with $21.6 million in the three months ended March 31, 2011. Operating expenses represented 73% of total revenue in the first quarter of 2012 as compared with 71% of total revenue in the first quarter of 2011.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 19% to $20.6 million in the three months ended March 31, 2012 compared with $17.4 million in the three months ended March 31, 2011.  SG&A expenses represented 62% of revenue in the first quarter of 2012 compared with 57% of revenue in the first quarter of 2011.

Within SG&A, marketing and selling expenses increased $2.7 million, or 20%, quarter-over-quarter, due primarily to the following:

•
A $1.4 million increase in VI and LM marketing expense, due primarily to the hiring of ten additional personnel and related costs, including the hiring of market awareness managers in selected VI sales territories, whose objective is to increase awareness of PAD in the communities they serve, including physicians likely to diagnose. The remainder of the marketing expense increase was due to increased marketing and physician training events, including expanded use of our LM simulator in various cities.

•	A $1.3 million increase in VI, LM and international field sales expense, due primarily to increased incentive compensation on higher revenue and to ten additional filled positions.

Also within SG&A, general and administrative expenses increased $0.5 million, or 14%, quarter-over-quarter, with increased personnel expenses due primarily to the hiring of our chief executive officer in August 2011 and an increase in outside consulting costs associated with regulatory compliance.

Research, development and other technology. Research, development and other technology expenses of $3.8 million for the three months ended March 31, 2012 decreased $0.5 million, or 12%, compared with the three months ended March 31, 2011. As a percentage of revenue, research, development and other technology expenses decreased to 11% in the first quarter of 2012 from 14% in the first quarter of 2011. We expect these costs to increase as a percentage of revenue for the remainder of the year as product development projects that are currently in the planning stages commence. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs were as follows:

•	Royalty costs decreased by $0.3 million compared with the first quarter of 2011, due to the termination of a royalty agreement in the first quarter of 2012;

•
Product development costs decreased by nearly $0.5 million compared with the first quarter of 2011, due to a decrease in project activity, as several projects are currently in the planning stages and expected to commence in the second and third quarters of 2012; and

•	Clinical studies costs increased by approximately $0.3 million due primarily to increased personnel costs and to costs related to the EXCITE ISR trial.

Other income
Interest income, net. Interest income decreased 73% to $8,000 in the first quarter of 2012 from $30,000 in the first quarter of 2011. The decrease in interest income in 2012 is due primarily to a lower investment portfolio balance.
Other income, net. Other income increased 265% to $73,000 in the first quarter of 2012 from $20,000 in the first quarter of 2011. The increase in other income in 2012 is due primarily to realized gains on foreign currency transactions.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

 Income (loss) before income taxes
 Pre-tax income for the three months ended March 31, 2012 was $16,000, compared with a pre-tax loss of $75,000 for the three months ended March 31, 2011.
Income taxes
We continue to maintain a valuation allowance for substantially all of our gross deferred tax assets including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income (loss) during the year ending December 31, 2012. We do, however, expect to incur a current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the difference in accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We are required to maintain a valuation allowance if it is more likely than not that some portion or all deferred tax assets will not be realized. Our ability to realize the benefit of our deferred tax assets will depend on the generation of future taxable income through profitable operations. Due to our history of losses and the lack of sufficient certainty of generating future taxable income, we have recorded a full valuation allowance against our deferred tax assets. We do not expect to reduce the valuation allowance against our U.S. deferred tax assets to below 100% of its gross amount until we have a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

We estimated our effective tax rate for the year ending December 31, 2012 taking into account both domestic and foreign jurisdictions. The tax provision recorded during the three months ended March 31, 2012 was based on this estimated effective tax rate. We evaluate our effective tax rate, which is subject to variability, each quarter.

Net income (loss)
 We recorded net income for the three months ended March 31, 2012 of $12,000, or $0.00 per share, compared with a net loss of $154,000, or $0.00 per share, in the three months ended March 31, 2011.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 caused a decrease in consolidated revenue of approximately $100,000 and a decrease in consolidated net income of approximately $30,000.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $27.0 million, a decrease of $12.6 million from $39.6 million at December 31, 2011.

Significant uses of cash in the first quarter of 2012 were: (i) $7.7 million of milestone payments to KNC, recorded as goodwill, (ii) a $3.0 million payment in settlement of all obligations under a terminated license agreement, which was accrued as of December 31, 2011, (iii) approximately $0.6 million of payments of our accrued indemnification obligations to former employees, and (iv) approximately $1.0 million in capital expenditures.

We currently expect to pay approximately $2.7 million of the accrued indemnification obligations to former employees in the three months ended June 30, 2012. The cash payments for the indemnification obligations will reduce the accrued liabilities on our balance sheet.

We believe that our cash and cash equivalents, anticipated funds from operations and other sources of liquidity will be sufficient to meet our liquidity requirements for the foreseeable future based on our expected level of operations and presently planned capital investments. However, additional funding may be needed or sought earlier than anticipated. In the event that we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We may also enter into credit and financing arrangements with one or more independent institutional lenders, sell shares of our common stock or other equity securities, or sell debt securities. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the three months ended March 31, 2012, cash used in operating activities totaled $4.7 million.  The primary sources and uses of cash were the following:

(1)
Our net income of $12,000 included approximately $3.2 million of non-cash expenses. Non-cash expenses included $2.5 million of depreciation and amortization and $0.7 million of stock-based compensation.

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $7.9 million was due primarily to the following:

•
A decrease in accounts payable and accrued liabilities of $4.9 million, due primarily to a $3.0 million payment in settlement of all obligations under a terminated license agreement, which was accrued as of December 31, 2011, and the timing of payments of year-end commissions and bonuses;

•	An increase in equipment held for rental or loan of $1.4 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in inventory of approximately $1.0 million, due primarily to increases in sales volumes and a slight increase in days on hand; and

•	The payment of $0.6 million of accrued indemnification costs.

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

	March 31, 2012	December 31, 2011
Days Sales Outstanding	49	50
Inventory Turns	3.8	4.1

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Investing Activities. For the three months ended March 31, 2012, cash used by investing activities was $8.7 million, consisting of $7.7 million of payments to KNC recorded as additional goodwill and capital expenditures of $1.0 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2012 was $0.8 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

At March 31, 2012, we had no significant debt or capital lease obligations.

Line of Credit

On February 25, 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.

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

The Credit Agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreement may be accelerated.

As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the three months ended March 31, 2012. Our borrowing base, which represents the amount we can borrow under the line of credit, as of March 31, 2012 was $10.8 million.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do maintain operating leases for our offices based in Colorado, the Netherlands and Germany.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. The Patient Protection and Affordable Care Act includes a 2.3% excise tax on a majority of our U.S. sales, which is scheduled to take effect in 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with U.S. GAAP, we use certain non-GAAP financial measures in this report. Reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP measures for the respective periods can be found in the table below. An explanation of the manner in which our management uses these non-GAAP measures to conduct and evaluate our business and the reasons why management believes that these non-GAAP measures provide useful information to investors is provided following the reconciliation table.

THE SPECTRANETICS CORPORATION Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (000's, except percentages) (unaudited)
	Three Months Ended
	March 31, 2012			March 31, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$27,828	$—	$27,828	$25,560	9%	9%
International	5,441	103	5,544	4,862	12%	14%
Total revenue	$33,269	$103	$33,372	$30,422	9%	10%

The impact of foreign exchange rates is highly variable and difficult to predict. We use a constant currency basis to show the impact from foreign exchange rates on current period revenue compared to prior period revenue using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of our ongoing operations, we believe that investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our revenue.

We believe that presenting the non-GAAP financial measures used in this report provides investors greater transparency to the information used by our management for financial and operational decision-making and allows investors to see our results “through the eyes” of management. We also believe that providing this information better enables our investors to understand our operating performance and evaluate the methodology used by management to evaluate and measure such performance.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP. Revenue growth rates stated on a constant currency basis, by their nature, exclude the impact of foreign exchange, which may have a material impact on U.S. GAAP revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation, accrued indemnification costs, estimated clinical trial expenses, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012.  During the first three months of 2012, there were no significant changes to our critical accounting policies.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three months ended March 31, 2012 as compared with the three months ended March 31, 2011 caused a decrease in consolidated revenue of approximately $100,000 and a decrease in consolidated net income of approximately $30,000.

Based on our overall foreign currency exchange rate exposure as of March 31, 2012, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three months ended March 31, 2012 of approximately $0.4 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 10, “Commitments and Contingencies” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

* Users of this data are advised that, in accordance with Rule 406 of Regulation S-T promulgated by the SEC, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

May 9, 2012	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

May 9, 2012	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer