Form 10-Q
period 2012-06-30
SPECTRANETICS CORP
filed 2012-08-07
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

June 30, 2012

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

As of August 2, 2012 there were 34,580,631 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$27,659	$39,638
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $600 and $602, respectively	19,443	18,123
Inventories, net	9,409	8,542
Deferred income taxes, net	610	610
Prepaid expenses and other current assets	2,892	2,421
Total current assets	60,013	69,334
Property and equipment, net	27,503	27,249
Goodwill	13,296	11,569
Other intangible assets, net	51	111
Other assets	639	773
Total assets	$101,502	$109,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,326	$1,521
Accrued liabilities	12,906	24,256
Deferred revenue	2,335	2,183
Total current liabilities	16,567	27,960
Accrued liabilities, net of current portion	866	706
Deferred income taxes	988	860
Total liabilities	18,421	29,526
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 34,486,628 and 33,957,408 shares, respectively	34	34
Additional paid-in capital	179,355	176,277
Accumulated other comprehensive loss	(870)	(715)
Accumulated deficit	(95,438)	(96,086)
Total stockholders’ equity	83,081	79,510
Total liabilities and stockholders’ equity	$101,502	$109,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$35,035	$32,214	$68,304	$62,636
Cost of products sold	9,520	9,313	18,488	18,240
Gross profit	25,515	22,901	49,816	44,396
Operating expenses:
Selling, general and administrative	20,355	17,624	40,963	34,991
Research, development and other technology	4,195	4,681	7,953	8,934
Total operating expenses	24,550	22,305	48,916	43,925
Operating income	965	596	900	471
Other income (expense):
Interest (expense) income, net	(2)	21	6	51
Foreign currency transaction gain (loss)	(114)	(5)	(41)	16
Other, net	—	51	—	50
Total other (expense) income	(116)	67	(35)	117
Income before income taxes	849	663	865	588
Income tax expense	(213)	(79)	(217)	(158)
Net income	$636	$584	$648	$430

Net income per share —
Basic	$0.02	$0.02	$0.02	$0.01
Diluted	$0.02	$0.02	$0.02	$0.01

Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	(275)	66	$(155)	$325
Comprehensive income, net of tax	$361	$650	$493	$755

Weighted average common shares outstanding —
Basic	34,271,279	33,323,381	34,127,007	33,280,715
Diluted	35,529,492	34,326,654	35,324,476	34,185,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$648	$430
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,954	5,061
Stock-based compensation expense	1,404	1,045
Provision for excess and obsolete inventories	96	119
Accrued indemnification costs	(3,041)	(790)
Deferred income taxes	128	80
Net change in operating assets and liabilities	(8,479)	(2,591)
Net cash (used in) provided by operating activities	(4,290)	3,354
Cash flows from investing activities:
Proceeds from sale, redemption or maturity of investment securities	—	3,599
Capital expenditures	(1,664)	(1,796)
Additional purchase price—Kensey Nash milestone payments	(7,727)	—
Net cash (used in) provided by investing activities	(9,391)	1,803
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,674	420
Net cash provided by financing activities	1,674	420
Effect of exchange rate changes on cash	28	(18)
Net (decrease) increase in cash and cash equivalents	(11,979)	5,559
Cash and cash equivalents at beginning of period	39,638	29,335
Cash and cash equivalents at end of period	$27,659	$34,894
Supplemental disclosures of cash flow information:
Cash paid for interest	$34	$25
Cash paid for income taxes	$130	$57

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL

The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned Dutch subsidiary, Spectranetics International, B.V., including the accounts of two wholly-owned subsidiaries of Spectranetics International, B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended guidance for presenting comprehensive income. The amendment requires the Company to present the components of net income and comprehensive income either as one continuous statement or as two consecutive statements. There is no longer the option to present items of other comprehensive income in the statement of stockholders’ equity. The amended guidance was effective for the Company beginning January 1, 2012 on a retrospective basis, and the Company has elected to present the components of net income and comprehensive income as one continuous statement.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 31, 2013, with early adoption permitted. The Company has chosen to adopt this guidance for the interim period ended June 30, 2012, and the adoption of this guidance did not have an effect on the Company’s financial position, results of operations or cash flows.

The Company has considered all other recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$2,972	$2,311
Work in process	2,305	1,830
Finished goods	5,248	5,326
Less: Inventory reserves	(1,116)	(925)
	$9,409	$8,542

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Equipment held for rental or loan	$39,217	$37,373
Manufacturing equipment and computers	22,118	21,368
Leasehold improvements	4,889	4,621
Furniture and fixtures	2,075	1,863
Building and improvements	1,276	1,245
Land	270	270
Less: accumulated depreciation and amortization	(42,342)	(39,491)
	$27,503	$27,249

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll and employee related expenses	$7,523	$8,064
Accrued acquisition milestone payment (see Note 4)	—	6,000
Accrued legal costs	437	496
Accrued sales and value added taxes	752	516
Accrued royalty expense	555	3,533
Deferred rent	753	683
Accrued clinical study expense	549	353
Employee stock purchase plan liability	443	412
Accrued indemnification costs	10	2,900
Other accrued expenses	2,750	2,005
Less: long-term portion	(866)	(706)
Accrued liabilities: current portion	$12,906	$24,256

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

In March 2012, the Company entered into a Termination, Settlement Agreement and Mutual Release (the “Termination Agreement”) with KNC. Under the Termination Agreement, a final milestone payment of $1.7 million was made to KNC in March 2012 in connection with product development milestones associated with a smaller version of the ThromCat® XT product, and the parties agreed that no further milestone or other payment obligations will be due. This final milestone payment was recorded as additional goodwill. The Termination Agreement also terminated the principal responsibilities of each party under the various agreements entered into between the Company and KNC in May 2008.

The additional $1.7 million of goodwill was allocated to the U.S. Medical and International Medical segments (see Note 7) based on a percentage of revenue of the acquired products. The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2012 was as follows (in thousands):

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	U.S. Medical	International Medical	Total
Balance as of December 31, 2011	$6,165	$5,404	$11,569
Goodwill acquired during the year	760	967	1,727
Balance as of June 30, 2012	$6,925	$6,371	$13,296

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis at December 31, 2011 to indicate that the amount of goodwill may not be recoverable.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through June 30, 2012 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. On May 31, 2012, at the Company’s 2012 annual meeting of stockholders, stockholders approved an increase of 1,700,000 shares in the maximum number of shares available under The Spectranetics Corporation 2006 Incentive Award Plan. At June 30, 2012, there were 1.9 million shares available for future issuance under these plans.

In December 2008, the Company issued options to purchase shares of common stock to certain of the Company’s officers and employees subject to a market condition performance target, which would be achieved if and when the average of the closing market prices of the Company’s common stock equaled or exceeded $9.00 per share for a period of ten consecutive trading days. In August 2011, the Company issued options to purchase 400,000 shares of common stock to the Company’s Chief Executive Officer, subject to a market condition performance target, which would be achieved if and when the average of the closing market prices of the Company’s common stock equaled or exceeded $10.00 per share for a period of ten consecutive trading days. The $9.00 and $10.00 performance targets were achieved in March 2012 and, in each case, as of the day the target was achieved, a pro-rata number of options became immediately vested based on a four-year vesting period from the original grant date. The remaining unvested options will continue to vest over the remainder of the four-year period. The achievement of the performance target resulted in the acceleration of expense related to the options granted in 2008, which caused additional stock-based compensation expense of approximately $90,000 for the six months ended June 30, 2012.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $0.7 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated value to be realized by employees related to shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and six months ended June 30, 2012 and 2011, respectively, using the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected life (years)	5.90	6.00	5.90	6.00
Risk-free interest rate	0.73%	1.75%	0.76%	1.76%
Expected volatility	66.41%	65.56%	66.50%	65.56%
Expected dividend yield	None	None	None	None

The weighted average grant date fair value of options granted during the three months ended June 30, 2012 and 2011 was $5.82 and $2.97, respectively, and during the six months ended June 30, 2012 and 2011 was $5.72 and $2.97, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,491,561	$5.75
Granted	592,252	9.69
Exercised	(394,235)	4.00
Canceled	(162,028)	6.78
Options outstanding at June 30, 2012	3,527,550	$6.56	7.26	$17,268,720
Options exercisable at June 30, 2012	1,849,248	$6.23	5.74	$9,713,205

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $11.42 as of June 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of June 30, 2012 totaled approximately 1.7 million.  The total intrinsic value of options exercised was $2.4 million and $0.6 million during the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2012:

	Shares	Wighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	74,030	$5.84
Awarded	48,632	9.87
Vested/Released	(74,030)	5.84
Restricted stock awards outstanding at June 30, 2012	48,632	$9.87

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity during the six months ended June 30, 2012:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2012	206,800	$—
Awarded	—	—
Vested/Released	(41,700)	—
Forfeited	(5,000)	—
Restricted stock units outstanding at June 30, 2012	160,100	$—	1.67	$1,828,342

As of June 30, 2012, there was $5.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 13.63% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  On May 31, 2012, at the Company’s 2012 annual meeting of stockholders, stockholders approved an increase from 300,000 shares to 700,000 shares in the maximum number of shares available under the ESPP. The ESPP provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes.

The fair value of the January 2012 offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended June 30, 2012 and 2011, the Company recognized $62,000 and $49,000, respectively, and for the six months ended June 30, 2012 and 2011, the Company recognized $140,000 and $89,000, respectively, of compensation expense related to its ESPP.

NOTE 6 — NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net income per share is computed in a manner consistent with that of basic net income per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

For the three and six months ended June 30, 2012, a weighted average of 0.8 million stock options in each period were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

three and six months ended June 30, 2011, a weighted average of 2.0 million stock options in each period were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

A summary of the net income per share calculation is shown below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$636	$584	$648	$430
Common shares outstanding:
Historical common shares outstanding at beginning of period	34,099	33,268	33,883	33,137
Weighted average common shares issued	172	55	244	144
Weighted average common shares outstanding — basic	34,271	33,323	34,127	33,281
Effect of dilution — stock options	1,258	1,004	1,197	905
Weighted average common shares outstanding — diluted	35,529	34,327	35,324	34,186
Net income per share — basic	$0.02	$0.02	$0.02	$0.01
Net income per share — diluted	$0.02	$0.02	$0.02	$0.01

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

U. S. Medical

Products offered by this segment include fiber-optic delivery devices and other non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the Food and Drug Administration (“FDA”). At June 30, 2012, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of June 30, 2012 and 2011, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue, because these expenses support the Company’s ability to generate revenue in the International Medical segment.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $2.0 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively, and $3.8 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. Certain U.S. incurred research, development and other technology expenses and general and administrative expenses have been allocated to International Medical.

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
U.S. Medical:
Disposable products	$25,829	$22,601	$49,966	$44,557
Service and other, net of provision for sales returns	2,217	2,149	4,547	4,314
Equipment sales and rentals	1,117	1,737	2,478	3,176
Subtotal	29,163	26,487	56,991	52,047
International Medical:
Disposable products	5,117	4,752	9,759	8,757
Service and other, net of provision for sales returns	298	395	627	750
Equipment sales and rentals	457	580	927	1,082
Subtotal	5,872	5,727	11,313	10,589
Total revenue	$35,035	$32,214	$68,304	$62,636

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment operating income:
U.S. Medical	$469	$52	$49	$43
International Medical	496	544	851	428
Total operating income	$965	$596	$900	$471

	As of June 30, 2012	As of December 31, 2011

Segment assets:
U.S. Medical	$84,904	$92,446
International Medical	16,598	16,590
Total assets	$101,502	$109,036

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2012 and 2011, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue in the six months ended June 30, 2012 or 2011.

NOTE 8 — INCOME TAXES

The Company continues to maintain a valuation allowance for substantially all of its gross deferred tax assets, including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income (loss) during the year ending December 31, 2012. The Company does, however, expect to incur a current state and foreign tax expense during the year. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the tax and book difference in accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2012, the Company paid $8,000 and $29,000, respectively, and during the three and six months ended June 30, 2011, the Company paid $22,000 and $53,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company.

During the three and six months ended June 30, 2011, the Company also paid $23,000 and $48,000, respectively, to a director of the Company for royalties based on the sale of the Company’s QuickCat™ product, related to a patent purchased from the director in 2007. An amendment to the patent purchase agreement for this patent was executed in June 2011, which documents that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there were no royalty payments to the director during the three and six months ended June 30, 2012, and there will be no future royalty payments to the director related to the QuickCat product.

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

The Company has indemnification obligations with three former employees who were indicted on charges related to a previous federal investigation of the Company. In February 2012, a trial was held for two of the defendants, which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant occurred in May 2012, and in June 2012, this defendant filed a notice of appeal. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial. The Company was not a party to these trials.

In February 2012, the Company entered into agreements with two of the former employees under which it agreed to reimburse the two former employees an amount not to exceed $1.9 million and $0.5 million, respectively, for legal fees and expenses incurred by them on or after January 1, 2012, including the trial and any appeal that is not successful. In consideration of the former employees’ agreement to this cap on legal fees and expenses, the Company released them from its rights to “clawback” legal fees and expenses advanced by the Company. In addition to the foregoing, each party generally released the

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other from all claims prior to the date of the agreements. The cap on legal fees and expenses, as well as the release and waiver of clawback rights and the general release of claims, are subject to certain exceptions in the case of a mistrial or successful appeal that results in an order for a new trial.

As of December 31, 2011, the Company had a remaining accrual for future indemnification costs of $2.9 million, which was its best estimate of the remaining legal fees and expenses in these matters at that time. In addition, the Company had a liability of $0.4 million of indemnification costs that had been incurred but not paid as of December 31, 2011, for a total of $3.3 million. During the six months ended June 30, 2012, the Company paid $3.0 million of these costs, and reduced the remaining indemnification accrual by $0.1 million based on the actual costs incurred. The total amount remaining to pay as of June 30, 2012 was approximately $0.2 million, which the Company expects to pay during the three months ending September 30, 2012. Additional expenses may be incurred in future periods depending upon the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

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

Fox/Sopkin

The Company and Spectranetics B.V., the Company’s Dutch subsidiary, are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the “Dutch District Court”) by Kenneth Fox in 2004. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. In June 2010, the Dutch District Court issued a ruling, followed by a decision that dismissed Mr. Fox’s claims in their entirety against both the Company and its Dutch subsidiary.  The court also awarded the Company a nominal amount as attorney’s fees.  In September 2010, Mr. Fox filed and served a notice of appeal to the Dutch court of appeals. Under Dutch law, the appeal entitles Mr. Fox to a new trial on the merits, though still taking into evidence the record that is already in the Dutch court system. A hearing on the merits has been scheduled for November 2012. The Company intends to vigorously defend against Mr. Fox’s claims in this appeal.

In May 2011, the Company was served with a lawsuit that names the Company and the Company’s Dutch subsidiary as defendants. The lawsuit was brought in the Dutch District Court by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011 and a hearing has been scheduled for September 2012. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter. The Company has no amounts accrued for the Fox or Sopkin litigation.

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

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads. During the six months ended June 30, 2012, approximately 64% of our disposable product revenue was from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

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

Recent Developments

Product Approvals

In April 2012, we announced FDA approval of our new advanced GlideLight™ Laser Sheath for removal of cardiac leads. We believe GlideLight delivers more precise control to reduce the force required for safe lead extraction. Our current laser sheath, the SLS® II, requires significantly less force to advance than mechanical telescoping sheaths. We believe GlideLight requires 55% less force to advance than SLS II. We conducted a limited market release of GlideLight to gain early experience prior to a broader controlled launch. The commercial roll-out of the GlideLight product commenced in July 2012.

In April 2012, we received reimbursement approval in Japan for certain of our ELCA® coronary laser atherectomy catheters. We initated our launch of this product in Japan starting in May 2012. Over the next several months, we plan to train representatives of our Japanese market authorization holder and distributor in Japan and key Japanese physicians in the use of the ELCA catheters.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Current Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (“IDE”) related to a multi-center, randomized trial to treat in-stent restenosis (“ISR”) in the legs under the study name EXCITE ISR. The study compares laser ablation using our Turbo-Tandem® and Turbo Elite® laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 353 subjects at up to 35 sites in the U.S. Subjects enrolled will be followed at one, six and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation or TLR, at 30 days following the procedure. If the data merit it, we plan to submit a new 510(k) to the FDA based on the six month follow-up data. To date, our primary focus has been completing the necessary work to initiate the sites so that they can begin enrolling patients. That work is substantially complete, and we have now turned our focus to increasing enrollment in the study. As of August 2, 2012, 31 sites are approved to enroll in the study and 89 patients have been enrolled.

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

In the interim results of the PATENT registry, percent diameter stenosis was reduced from 87.1% to 7.5% post-laser atherectomy and balloon angioplasty as measured by angiographic core lab. Procedural success rate, defined as achievement of ≤ 30% final residual restenosis was 98.8%, and Cumulative Major Adverse Events (“MAEs”) were 2.2% from procedure through 30 days following the procedure. Patients saw significant and sustained improvement in ankle brachial index (“ABI”) and walking ability at six months.

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

The PATENT registry follow up was completed in June 2012, and we will collaborate with the physician investigators to publish complete registry results in the near future.

The PATENT registry serves as a feasibility study for the EXCITE ISR trial. Although we believe the interim PATENT registry results are favorable, these results may not predict the results of the EXCITE ISR trial.  Moreover, because there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

We are supporting a physician-sponsored pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at one, six and 12 months after the procedure. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. The pilot study is being conducted at up to four sites in Germany. As of August 2, 2012, two sites are approved to enroll in the study and 25 patients have been enrolled.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. U.S. Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. As of June 30, 2012 and 2011, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue, because these expenses support our ability to generate revenue in the international segment.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2012		2011		2012		2011
Revenue
United States	$29,163	83%	$26,487	82%	$56,991	83%	$52,047	83%
International	5,872	17	5,727	18	11,313	17	10,589	17
Total revenue	$35,035	100%	$32,214	100%	$68,304	100%	$62,636	100%

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income (loss)
United States	$297	$99	$(105)	$94
International	339	485	753	336
Total net income	$636	$584	$648	$430

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income Data

The following table presents selected Consolidated Statements of Comprehensive Income data for the three months ended June 30, 2012 and June 30, 2011 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

	Three Months Ended June 30,
(Dollars in thousands)	2012	% of revenue (1)	2011	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$17,420	50%	$15,848	49%	$1,572	10%
Lead Management	13,526	39	11,505	36	2,021	18
Total disposable products revenue	30,946	88	27,353	85	3,593	13
Service and other revenue	2,515	7	2,544	8	(29)	(1)
Laser equipment revenue:
Equipment sales	409	1	1,024	3	(615)	(60)
Rental fees	1,165	3	1,293	4	(128)	(10)
Total laser equipment revenue	1,574	4	2,317	7	(743)	(32)
Total revenue	35,035	100	32,214	100	2,821	9
Gross profit	25,515	73	22,901	71	2,614	11
Operating expenses
Selling, general and administrative	20,355	58	17,624	55	2,731	15
Research, development and other technology	4,195	12	4,681	15	(486)	(10)
Total operating expenses	24,550	70	22,305	69	2,245	10
Operating income	965	3	596	2	369	62
Other (expense) income
Interest (expense) income, net	(2)	—	21	—	(23)	(110)
Foreign currency transaction loss	(114)	—	(5)	—	(109)	nm
Other income, net	—	—	51	—	(51)	(100)
Income before income taxes	849	2	663	2	186	28
Income tax expense	(213)	(1)	(79)	—	(134)	170
Net income	$636	2%	$584	2%	$52	9%

Worldwide installed base of laser systems	1,037		975		62
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Revenue for the three months ended June 30, 2012 was $35.0 million, a 9% increase as compared with $32.2 million for the quarter ended June 30, 2011.  The increase was primarily due to increased Vascular Intervention (“VI”) and Lead Management (“LM”) disposables revenue, partially offset by a 32% decline in laser equipment revenue compared with the three months ended June 30, 2011. On a constant currency basis, total revenue increased 10% as compared with the three months ended June 30, 2011 (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure). Our product mix changed slightly as compared with the three months ended June 30, 2011, with 88% of revenue coming from disposables in the second quarter of 2012 compared with 85% from disposables in the second quarter of 2011.  Service and other revenue decreased slightly to 7% of total revenue in the second quarter of 2012 compared

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

with 8% of total revenue in the second quarter of 2011. Revenue from laser equipment sales and rentals also decreased to 4% of total revenue in the second quarter of 2012 compared with 7% of total revenue in the second quarter of 2011.

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, increased 10% to $17.4 million in the second quarter of 2012 as compared with $15.8 million in the second quarter of 2011.

VI revenue includes three product categories: peripheral atherectomy, which increased 19%, crossing solutions, which remained flat, and thrombus and coronary management, which decreased 1%, all compared with the three months ended June 30, 2011. Increased peripheral atherectomy product sales were primarily related to higher sales to stand-alone physician clinics, which provide increased access for patients at a potentially lower cost to the healthcare system. In addition, we believe that our peripheral artery disease (“PAD”) awareness program contributed to the increase in peripheral atherectomy sales. Crossing solutions product sales remained flat in spite of an increased number of competitors. Thrombus and coronary management revenue decreased slightly in the U.S. but increased internationally, due in part to increased sales of our ELCA product in Japan, due to recent reimbursement approval.

LM revenue grew 18% for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011.  We believe our LM revenue continues to increase primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (“LExICon”) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines for lead extractions set forth by the Heart Rhythm Society, (3) an expanding market for lead extractions due primarily to increasing infection rates and increased indications for lead extraction, (4) our customer-focused LM sales organization and (5) increased revenue in Japan, where reimbursement approval for the LLD® lead locking device in April 2011 allowed us to make available our complete lead management system. We also initiated a limited launch of GlideLight, our next generation lead extraction tool, during the three months ended June 30, 2012. Revenue from GlideLight was modest during the quarter; we have recently begun the commercial roll-out and expect a larger revenue contribution in the second half of 2012.

Laser equipment revenue was $1.6 million for the three months ended June 30, 2012 and $2.3 million for the three months ended June 30, 2011.  The decrease primarily resulted from a decrease in equipment sales revenue, which is included in laser equipment revenue, of 60% as compared with the three months ended June 30, 2011. We sold three laser systems (two sales from inventory and one sale conversion from an evaluation unit) in the second quarter of 2012 as compared with eight laser system sales (six sales from inventory and two sale conversions from rental units) in the same period of 2011. Rental revenue decreased 10% as compared with the three months ended June 30, 2011, primarily due to a decrease in volume-based revenue. Service and other revenue remained relatively flat at $2.5 million in the three months ended June 30, 2012 and 2011.

We placed 28 laser systems with new customers during the three months ended June 30, 2012 compared with 29 during the three months ended June 30, 2011.  Of these laser placements, 14 were transfers from the existing installed base, compared with 16 transfers in the second quarter of 2011. The new placements this quarter brought our worldwide installed base of laser systems to 1,037 (777 in the U.S.) at June 30, 2012.

On a geographic basis, revenue in the U.S. was $29.2 million during the quarter ended June 30, 2012, an increase of 10% from the prior year second quarter.  International revenue totaled $5.9 million, an increase of 3% from the second quarter of 2011, or an increase of 10% on a constant currency basis.  The increase in international revenue was primarily due to a 10% increase in LM revenue, primarily in Europe, and a 5% increase in VI revenue. The increases in disposables revenue included increases in both Europe and Asia-Pacific/Latin America (“APLA”).

Gross margin percentage for the second quarter of 2012 was 73% and in the second quarter of 2011 was 71%. The increase was due to a combination of changes in product mix, improved manufacturing efficiencies and higher production volumes. Nearly all of our revenue increase over the prior year quarter was due to increased disposables revenue, which carries a significantly higher gross margin percentage than laser or service revenue. Margins can fluctuate based on a number of factors, including manufacturing efficiencies and product mix.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Operating expenses increased 10% to $24.6 million in the three months ended June 30, 2012 compared with $22.3 million in the three months ended June 30, 2011. Operating expenses represented 70% of total revenue in the second quarter of 2012 as compared with 69% of total revenue in the second quarter of 2011.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 15% to $20.4 million in the three months ended June 30, 2012 compared with $17.6 million in the three months ended June 30, 2011.  SG&A expenses represented 58% of revenue in the second quarter of 2012 compared with 55% of revenue in the second quarter of 2011.

Within SG&A, marketing and selling expenses increased $1.7 million, or 12%, compared with the three months ended June 30, 2011, due primarily to the following:

•
A $1.3 million increase in VI and LM marketing expense, due primarily to (1) the hiring of PAD awareness managers in selected VI sales territories, whose objective is to increase awareness of PAD in the communities they serve, including physicians likely to diagnose, (2) the establishment of a strategic marketing department charged with evaluating and executing longer-term product strategies and (3) costs associated with the launch of the GlideLight lead extraction laser sheath and increased marketing and physician training events.

•	A $0.4 million increase in VI, LM and international field sales expense, due primarily to increased incentive compensation on higher revenue and to additional field sales positions.

Also within SG&A, general and administrative expenses increased $1.0 million, or 29%, with increased personnel expenses due primarily to the hiring of our chief executive officer in August 2011, an increase in stock compensation expense, an increase in recruiting expense and an increase in company-wide performance-based incentive compensation expense.

Research, development and other technology. Research, development and other technology expenses of $4.2 million for the three months ended June 30, 2012 decreased $0.5 million, or 10%, compared with the three months ended June 30, 2011. As a percentage of revenue, research, development and other technology expenses decreased to 12% in the second quarter of 2012 from 15% in the second quarter of 2011. We expect these expenses to increase to approximately 13% of revenue for the full year 2012 as product development projects that are currently in the planning stages commence. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs were as follows:

•
Product development costs decreased by nearly $0.6 million compared with the second quarter of 2011 due to a temporary decrease in project activity, as project teams transition from completed projects to new products;

•
Clinical studies costs increased by approximately $0.4 million compared with the second quarter of 2011 due primarily to costs related to the EXCITE ISR trial. In the second quarter of 2012, we terminated our contract with our existing clinical research organization (“CRO”) and expensed $0.4 million of deferred milestone payments that would otherwise have been recognized over the full course of the study as work was performed. At the same time, we began working with a new CRO for the EXCITE ISR trial; and

•	Royalty costs decreased by $0.3 million compared with the second quarter of 2011 due to the termination of a royalty agreement in the first quarter of 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Other income (expense)
Interest (expense) income, net. Interest expense was $2,000 in the second quarter of 2012 compared with interest income of $21,000 in the second quarter of 2011. The decrease in interest income in 2012 is due primarily to a lower money market balance.
Foreign currency transaction loss. The foreign currency transaction loss was $0.1 million in the second quarter of 2012 compared with $5,000 in the second quarter of 2011. The realized losses on foreign currency transactions are due primarily to the cash settlement in dollars of intercompany transactions with our Dutch subisidiary, whose functional currency is the euro.
 Income before income taxes
 Pre-tax income for the three months ended June 30, 2012 was $0.8 million, compared with pre-tax income of $0.7 million for the three months ended June 30, 2011.
Income taxes
We continue to maintain a valuation allowance for substantially all of our gross deferred tax assets including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income (loss) during the year ending December 31, 2012. We do, however, expect to incur a current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

We estimated our effective tax rate for the year ending December 31, 2012 taking into account both domestic and foreign jurisdictions. The tax provision recorded during the three months ended June 30, 2012 was based on this estimated effective tax rate. We evaluate our effective tax rate, which is subject to variability, each quarter.

Net income
 We recorded net income for the three months ended June 30, 2012 of $0.6 million, or $0.02 per fully diluted share, compared with net income of $0.6 million, or $0.02 per fully diluted share, in the three months ended June 30, 2011.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of comprehensive income using weighted average exchange rates during the period.  Fluctuation in currency rates during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011 caused a decrease in consolidated revenue of approximately $0.4 million and a decrease in consolidated net income of approximately $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income Data

The following table presents selected Consolidated Statements of Comprehensive Income data for the six months ended June 30, 2012 and June 30, 2011 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

	Six Months Ended June 30,
(Dollars in thousands)	2012	% of revenue (1)	2011	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$33,831	50%	$30,527	49%	$3,304	11%
Lead Management	25,894	38	22,787	36	3,107	14
Total disposable products revenue	59,725	87	53,314	85	6,411	12
Service and other revenue	5,174	8	5,064	8	110	2
Laser equipment revenue:
Equipment sales	1,000	1	1,641	3	(641)	(39)
Rental fees	2,405	4	2,617	4	(212)	(8)
Total laser equipment revenue	3,405	5	4,258	7	(853)	(20)
Total revenue	68,304	100	62,636	100	5,668	9
Gross profit	49,816	73	44,396	71	5,420	12
Operating expenses
Selling, general and administrative	40,963	60	34,991	56	5,972	17
Research, development and other technology	7,953	12	8,934	14	(981)	(11)
Total operating expenses	48,916	72	43,925	70	4,991	11
Operating income	900	1	471	1	429	91
Other income (expense)
Interest income, net	6	—	51	—	(45)	(88)
Foreign currency transaction (loss) gain	(41)	—	16	—	(57)	(356)
Other income, net	—	—	50	—	(50)	(100)
Income before income taxes	865	1	588	1	277	47
Income tax expense	(217)	—	(158)	—	(59)	37
Net income	$648	1%	$430	1%	$218	51%

Worldwide installed base of laser systems	1,037		975		62
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the six months ended June 30, 2012 was $68.3 million, a 9% increase as compared with $62.6 million for the six months ended June 30, 2011.  The increase was primarily due to increased VI and LM disposables revenue and increased service and other revenue, partially offset by a 20% decline in laser equipment revenue compared with the six months ended June 30, 2011. On a constant currency basis, consolidated revenue increased 10% period-over-period. Our product mix changed slightly period-over-period, with 87% of revenue coming from disposables in the six months ended June 30, 2012 compared with 85% from disposables in the six months ended June 30, 2011.  Service and other revenue remained stable at 8% of total revenue in the six months ended June 30, 2012 and 2011. Revenue from laser equipment sales and rentals decreased to 5% of total revenue in the six months ended June 30, 2012 from 7% of total revenue in the six months ended June 30, 2011.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

VI disposables revenue, which includes products used in both the peripheral and coronary vascular systems, increased 11% to $33.8 million in the six months ended June 30, 2012 as compared with $30.5 million in the six months ended June 30, 2011.  VI revenue includes three product categories: peripheral atherectomy, which increased 18%, crossing solutions, which decreased 1%, and thrombus and coronary management, which increased 10%, all compared with the six months ended June 30, 2011. Increased peripheral atherectomy product sales were primarily related to higher sales to stand-alone physician clinics, which provide increased access for patients at a potentially lower cost to the healthcare system. In addition, we believe that our PAD awareness program contributed to the increase in peripheral atherectomy sales. The decrease in crossing solutions product sales was due primarily to a decrease in unit volumes due to an increased number of competitors. Thrombus and coronary management revenue increased primarily due to increased sales of our ELCA product in both the U.S. and internationally.

LM revenue grew 14% for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011.  We believe our LM revenue continues to increase primarily as a result of: (1) clinical data supporting the safety and efficacy of removing pacemaker and defibrillator leads, including results from the four-year Lead Extraction in Contemporary Settings (“LExICon”) study published in the February 9, 2010 issue of the Journal of the American College of Cardiology, (2) expanded guidelines for lead extractions set forth by the Heart Rhythm Society, (3) an expanding market for lead extractions due primarily to increasing infection rates and increased indications for lead extraction, (4) our customer-focused LM sales organization and (5) increased revenue in Japan, where reimbursement approval for the LLD® lead locking device in April 2011 allowed us to make available our complete lead management system. We also initiated a limited launch of GlideLight, our next generation lead extraction tool, during the six months ended June 30, 2012. Revenue from GlideLight was modest during the first half of 2012; we have recently begun the commercial roll-out and expect a larger revenue contribution in the second half of 2012.

Laser equipment revenue was $3.4 million for the six months ended June 30, 2012 and $4.3 million for the six months ended June 30, 2011.  This decrease primarily resulted from a decrease in equipment sales revenue, which is included in laser equipment revenue, of 39% year-over-year. We sold six laser systems (all from inventory) in the six months ended June 30, 2012 as compared with 14 laser system sales (nine sales from inventory and five sale conversions from rental units) in the same period of 2011. Rental revenue decreased 8% year-over-year, primarily due to a decrease in volume-based revenue. Service and other revenue increased 2% to $5.2 million in the six months ended June 30, 2012 from $5.1 million in the six months ended June 30, 2011, due primarily to our increased installed base of laser systems.

We placed 53 laser systems with new customers during the six months ended June 30, 2012 compared with 70 during the six months ended June 30, 2011.  Of these laser placements, 27 were transfers from the existing installed base, compared with 37 transfers in the first six months of 2011. The higher number of placements in the first six months of 2011 was primarily because it was the first period in which we could place lasers with office-based physicians due to reimbursement changes in late 2010. Of the 2012 laser placements, seven were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements brought our worldwide installed base of laser systems to 1,037 (777 in the U.S.) at June 30, 2012.

On a geographic basis, revenue in the U.S. was $57.0 million during the six months ended June 30, 2012, an increase of 9% from the six months ended June 30, 2011.  International revenue totaled $11.3 million, an increase of 7% from the six months ended June 30, 2011, or an increase of 12% on a constant currency basis.  The increase in international revenue was primarily due to a 14% increase in LM revenue, primarily in Germany, Italy and Japan, and a 9% increase in VI revenue, primarily in Japan. The increases in disposables revenue included increases in both Europe and APLA.

Gross margin percentage for the six months ended June 30, 2012 was 73% and in the six months ended June 30, 2011 was 71%. The increase was due to a combination of changes in product mix, improved manufacturing efficiencies and higher production volumes. Nearly all of our revenue increase over the prior year was due to increased disposables revenue, which carries a significantly higher gross margin percentage than laser or service revenue. Margins can fluctuate based on a number of factors, including manufacturing efficiencies and product mix.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Operating expenses increased 11% to $48.9 million in the six months ended June 30, 2012 compared with $43.9 million in the six months ended June 30, 2011. Operating expenses represented 72% of total revenue in the six months ended June 30, 2012 as compared with 70% of total revenue in the six months ended June 30, 2011.

Selling, general and administrative. SG&A expenses increased 17% to $41.0 million in the six months ended June 30, 2012 compared with $35.0 million in the six months ended June 30, 2011.  SG&A expenses represented 60% of revenue in the six months ended June 30, 2012 compared with 56% of revenue in the six months ended June 30, 2011.

Within SG&A, marketing and selling expenses increased $4.4 million, or 16%, period-over-period, due primarily to the following:

•
A $2.7 million increase in VI and LM marketing expense, due primarily to (1) the hiring of PAD awareness managers in selected VI sales territories, whose objective is to increase awareness of PAD in the communities they serve, including physicians likely to diagnose, (2) the establishment of a strategic marketing department charged with evaluating and executing longer-term product strategies and (3) costs associated with the launch of the GlideLight lead extraction laser sheath and increased marketing and physician training events.

•	A $1.7 million increase in VI, LM and international field sales expense, due primarily to increased incentive compensation on higher revenue and to additional field sales positions.

Also within SG&A, general and administrative expenses increased $1.6 million, or 21%, with increased personnel expenses due primarily to the hiring of our chief executive officer in August 2011, an increase in stock compensation expense, an increase in recruiting expense, an increase in company-wide performance-based incentive compensation expense and an increase in outside consulting costs associated with regulatory compliance.

Research, development and other technology. Research, development and other technology expenses of $8.0 million for the six months ended June 30, 2012 decreased $1.0 million, or 11%, compared with the six months ended June 30, 2011. As a percentage of revenue, research, development and other technology expenses decreased to 12% in the six months ended June 30, 2012 from 14% in the six months ended June 30, 2011. We expect these expenses to increase to approximately 13% of revenue for the full year 2012 as product development projects that are currently in the planning stages commence. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs were as follows:

•
Product development costs decreased by $1.1 million compared with the six months ended June 30, 2011 due to a temporary decrease in project activity, as project teams transition from completed projects to new products;

•
Clinical studies costs increased by approximately $0.8 million compared with the six months ended June 30, 2011 due primarily to increased personnel costs and to costs related to the EXCITE ISR trial. In the second quarter of 2012, we terminated our contract with our existing CRO and expensed $0.4 million of deferred milestone payments that would otherwise have been recognized over the full course of the study as work was performed. At the same time, we began working with a new CRO for the EXCITE ISR trial; and

•	Royalty costs decreased by $0.7 million compared with the six months ended June 30, 2011 due to the termination of a royalty agreement in the first quarter of 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Other income
Interest income, net. Interest income decreased 88% to $6,000 in the six months ended June 30, 2012 from $51,000 in the six months ended June 30, 2011. The decrease in interest income in 2012 is due primarily to a lower money market balance.
Foreign currency transaction gain (loss). The foreign currency transaction loss was $41,000 in the six months ended June 30, 2012 compared with a gain of $16,000 in the six months ended June 30, 2011. The realized gains and losses on foreign currency transactions are due primarily to the cash settlement in dollars of intercompany transactions with our Dutch subisidiary, whose functional currency is the euro.
 Income before income taxes
 Pre-tax income for the six months ended June 30, 2012 was $0.9 million, compared with pre-tax income of $0.6 million for the six months ended June 30, 2011.
Income taxes
We continue to maintain a valuation allowance for substantially all of our gross deferred tax assets including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income (loss) during the year ending December 31, 2012. We do, however, expect to incur a current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

We estimated our effective tax rate for the year ending December 31, 2012 taking into account both domestic and foreign jurisdictions. The tax provision recorded during the six months ended June 30, 2012 was based on this estimated effective tax rate. We evaluate our effective tax rate, which is subject to variability, each quarter.

Net income
 We recorded net income for the six months ended June 30, 2012 of $0.6 million, or $0.02 per diluted share, compared with net income of $0.4 million, or $0.01 per diluted share, in the six months ended June 30, 2011.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of comprehensive income using weighted average exchange rates during the period.  Fluctuation in currency rates during the six months ended June 30, 2012 as compared with the six months ended June 30, 2011 caused a decrease in consolidated revenue of approximately $0.5 million and a decrease in consolidated net income of approximately $0.2 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $27.7 million, a decrease of $11.9 million from $39.6 million at December 31, 2011.

Significant uses of cash in the first six months of 2012 were: (i) $7.7 million of milestone payments to KNC, recorded as goodwill, (ii) a $3.0 million payment in settlement of all obligations under a terminated license agreement, which was accrued as of December 31, 2011, (iii) approximately $3.0 million of payments of our accrued indemnification obligations to former employees, and (iv) approximately $1.7 million in capital expenditures. The first three items were non-recurring payments and the indemnification obligations are substantially complete. We do not currently anticipate disbursements of this type for the foreseeable future.

We believe that our cash and cash equivalents, anticipated funds from operations and other sources of liquidity will be sufficient to meet our liquidity requirements for the foreseeable future based on our expected level of operations. However, additional funding may be needed or sought earlier than anticipated. In the event that we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We may also enter into credit and financing arrangements with one or more independent institutional lenders, sell shares of our common stock or other equity securities, or sell debt securities. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the six months ended June 30, 2012, cash used in operating activities totaled $4.3 million.  The primary sources and uses of cash were the following:

(1)
Our net income of $0.6 million included approximately $6.6 million of non-cash expenses. Non-cash expenses included $5.0 million of depreciation and amortization, $1.4 million of stock-based compensation, $0.1 million of provision for excess and obsolete inventories and $0.1 million of net change in deferred income taxes.

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $11.5 million was due primarily to the following:

•	An increase in equipment held for rental or loan of $3.2 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	The payment of $3.0 million of accrued indemnification costs;

•
A decrease in accounts payable and accrued liabilities of $2.7 million, due primarily to a $3.0 million payment in settlement of all obligations under a terminated license agreement, which was accrued as of December 31, 2011;

•	An increase in accounts receivable of approximately $1.4 million, due primarily to higher sales in the last half of the second quarter of 2012 as compared with the fourth quarter of 2011; and

•	An increase in inventory of approximately $1.0 million, due primarily to meet increased sales demand.

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

	June 30, 2012	December 31, 2011
Days Sales Outstanding	50	50
Inventory Turns	4.0	4.1

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Investing Activities. For the six months ended June 30, 2012, cash used by investing activities was $9.4 million, consisting of $7.7 million of payments to KNC recorded as additional goodwill and capital expenditures of $1.7 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2012 was $1.7 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

At June 30, 2012, we had no significant debt or capital lease obligations.

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

The revolving line of credit is secured by a first priority security interest in substantially all of our assets. The Credit Agreement requires us to maintain a minimum of $10.0 million in cash and investments at Wells Fargo and requires a lockbox arrangement. We are required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line. If there are borrowings under the revolving line of credit, we will be subject to certain financial covenants including rolling 12-month adjusted EBITDA and minimum book net worth covenants.

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

As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the six months ended June 30, 2012. Our borrowing base, which represents the amount we can borrow under the line of credit, was $11.5 million as of June 30, 2012.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do maintain operating leases for our offices based in Colorado, the Netherlands and Germany.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. The Patient Protection and Affordable Care Act includes a 2.3% excise tax on a majority of our U.S. sales, which is scheduled to take effect on January 1, 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we use certain non-GAAP financial measures in this report. Reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP measures for the respective periods can be found in the table below. An explanation of the manner in which our management uses these non-GAAP measures to conduct and evaluate our business and the reasons why management believes that these non-GAAP measures provide useful information to investors is provided following the reconciliation table.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (000's, except percentages) (unaudited)
	Three Months Ended
	June 30, 2012			June 30, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$29,163	$—	$29,163	$26,487	10%	10%
International	5,872	419	6,291	5,727	3%	10%
Total revenue	$35,035	$419	$35,454	$32,214	9%	10%

	Six Months Ended
	June 30, 2012			June 30, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$56,991	$—	$56,991	$52,047	9%	9%
International	11,313	522	11,835	10,589	7%	12%
Total revenue	$68,304	$522	$68,826	$62,636	9%	10%

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

Our critical accounting policies and estimates are included in our 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012.  During the first six months of 2012, there were no significant changes to our critical accounting policies.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three months ended June 30, 2012 as compared with the three months ended June 30, 2011 caused a decrease in consolidated revenue of approximately $0.4 million and a decrease in consolidated net income of approximately $0.1 million.

Based on our overall foreign currency exchange rate exposure as of June 30, 2012, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three months ended June 30, 2012 of approximately $0.4 million and for the six months ended June 30, 2012 of approximately $0.8 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report.

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

The Spectranetics Corporation
(Registrant)

August 7, 2012	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

August 7, 2012	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer