Form 10-Q
period 2012-09-30
SPECTRANETICS CORP
filed 2012-11-07
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2012

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

As of November 2, 2012, there were 34,703,707 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,646	$39,638
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $695 and $602, respectively	19,994	18,123
Inventories, net	9,879	8,542
Deferred income taxes, net	457	610
Prepaid expenses and other current assets	2,167	2,421
Total current assets	64,143	69,334
Property and equipment, net	26,731	27,249
Goodwill	13,296	11,569
Other intangible assets, net	32	111
Other assets	617	773
Total assets	$104,819	$109,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,399	$1,521
Accrued liabilities	13,255	24,256
Deferred revenue	2,477	2,183
Total current liabilities	17,131	27,960
Accrued liabilities, net of current portion	855	706
Deferred income taxes	920	860
Total liabilities	18,906	29,526
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 34,684,548 and 33,957,408 shares, respectively	34	34
Additional paid-in capital	181,164	176,277
Accumulated other comprehensive loss	(752)	(715)
Accumulated deficit	(94,533)	(96,086)
Total stockholders’ equity	85,913	79,510
Total liabilities and stockholders’ equity	$104,819	$109,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$35,230	$32,127	$103,534	$94,763
Cost of products sold	9,624	8,683	28,112	26,923
Gross profit	25,606	23,444	75,422	67,840
Operating expenses:
Selling, general and administrative	20,324	17,716	61,287	52,707
Research, development and other technology	4,181	4,729	12,134	13,663
Litigation charge	—	596	—	596
Total operating expenses	24,505	23,041	73,421	66,966
Operating income	1,101	403	2,001	874
Other income (expense):
Litigation related interest expense	—	(230)	—	(230)
Interest income, net	2	17	8	68
Foreign currency transaction gain (loss)	34	(2)	(7)	14
Other, net	10	1	10	51
Total other income (expense)	46	(214)	11	(97)
Income before income taxes	1,147	189	2,012	777
Income tax expense	242	80	459	238
Net income	$905	$109	$1,553	$539

Net income per share —
Basic	$0.03	$0.00	$0.05	$0.02
Diluted	$0.03	$0.00	$0.04	$0.02

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	118	(403)	$(37)	$(78)
Comprehensive income (loss), net of tax	$1,023	$(294)	$1,516	$461

Weighted average common shares outstanding —
Basic	34,548,777	33,546,412	34,267,597	33,370,254
Diluted	35,945,453	34,390,829	35,550,565	34,271,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,553	$539
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,365	7,527
Stock-based compensation expense	2,283	1,742
Deferred income taxes	213	120
Provision for excess and obsolete inventories	134	304
Accrued indemnification costs	(3,225)	(1,939)
License agreement settlement	(3,000)	—
Net change in operating assets and liabilities	(5,865)	(4,601)
Net cash (used in) provided by operating activities	(542)	3,692
Cash flows from investing activities:
Capital expenditures	(2,314)	(2,222)
Additional consideration—Kensey Nash milestone payments	(7,727)	—
Proceeds from sale, redemption or maturity of investment securities	—	4,360
Net cash (used in) provided by investing activities	(10,041)	2,138
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	2,604	1,047
Net cash provided by financing activities	2,604	1,047
Effect of exchange rate changes on cash	(13)	(58)
Net (decrease) increase in cash and cash equivalents	(7,992)	6,819
Cash and cash equivalents at beginning of period	39,638	29,335
Cash and cash equivalents at end of period	$31,646	$36,154
Supplemental disclosures of cash flow information:
Cash paid for interest	$49	$271
Cash paid for income taxes	$122	$90

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

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation expense, accrued indemnification costs, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — NEW ACCOUNTING STANDARDS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 Comprehensive Income, which amended guidance for presenting comprehensive income. The amendment requires the Company to present the components of net income and comprehensive income either as one continuous statement or as two consecutive statements. There is no longer the option to present items of other comprehensive income in the statement of stockholders’ equity. The amended guidance was effective for the Company beginning January 1, 2012 on a retrospective basis, and the Company has elected to present the components of net income and comprehensive income as one continuous statement.

In July 2012, the FASB issued ASU 2012-02 Intangibles—Goodwill and Other, which updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance will be effective for the Company’s fiscal year ending December 31, 2013, with early adoption permitted. The Company chose to early adopt this guidance for the interim period ended June 30, 2012. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations or cash flows.

The Company has considered all other recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$2,293	$1,947
Work in process	2,742	1,830
Finished goods	4,844	4,765
	$9,879	$8,542

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Equipment held for rental or loan	$39,320	$37,373
Manufacturing equipment and computers	22,646	21,368
Leasehold improvements	4,920	4,621
Furniture and fixtures	2,113	1,863
Building and improvements	1,277	1,245
Land	270	270
Less: accumulated depreciation and amortization	(43,815)	(39,491)
	$26,731	$27,249

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll and employee related expenses	$7,904	$8,064
Accrued sales and value added taxes	888	516
Deferred rent	740	683
Accrued royalty expense	544	3,533
Accrued clinical study expense	464	353
Employee stock purchase plan liability	338	412
Accrued legal costs	314	496
Accrued indemnification costs	10	2,900
Accrued acquisition milestone payment (see Note 4)	—	6,000
Other accrued expenses	2,908	2,005
Less: long-term portion	(855)	(706)
Accrued liabilities: current portion	$13,255	$24,256

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

In March 2012, the Company entered into a Termination, Settlement Agreement and Mutual Release (the “Termination Agreement”) with KNC. Under the Termination Agreement, the Company paid a final milestone payment of $1.7 million to KNC in March 2012 in connection with product development milestones associated with a smaller version of the ThromCat® XT product, and the parties agreed that no further milestone or other payments will be due. This final milestone payment was recorded as additional goodwill. The Termination Agreement also terminated the principal responsibilities of each party under the various agreements entered into between the Company and KNC in May 2008.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The additional $1.7 million of goodwill was allocated to the U.S. Medical and International Medical reporting units (see Note 7) based on a percentage of revenue of the acquired products. The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2012 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2011	$6,165	$5,404	$11,569
Additional goodwill	760	967	1,727
Balance as of September 30, 2012	$6,925	$6,371	$13,296

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis at December 31, 2011 to indicate that the amount of goodwill may not be recoverable.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through September 30, 2012 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. On May 31, 2012, at the Company’s 2012 annual meeting of stockholders, stockholders approved an increase of 1.7 million shares in the maximum number of shares available under The Spectranetics Corporation 2006 Incentive Award Plan. At September 30, 2012, there were 1.8 million shares available for future issuance under these plans.

In December 2008, the Company issued options to purchase shares of common stock to certain of the Company’s officers and employees subject to a market condition performance target, which would be achieved if and when the average of the closing market prices of the Company’s common stock equaled or exceeded $9.00 per share for a period of ten consecutive trading days. In August 2011, the Company issued options to purchase 400,000 shares of common stock to the Company’s Chief Executive Officer, subject to a market condition performance target, which would be achieved if and when the average of the closing market prices of the Company’s common stock equaled or exceeded $10.00 per share for a period of ten consecutive trading days. The $9.00 and $10.00 performance targets were achieved in March 2012 and, in each case, as of the day the target was achieved, a pro-rata number of options became immediately vested based on a four-year vesting period from the original grant date. The remaining unvested options will continue to vest over the remainder of the four-year period. The achievement of the performance target resulted in the acceleration of expense related to the options granted in 2008, which caused additional stock-based compensation expense of approximately $129,000 for the nine months ended September 30, 2012.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers and hedging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and nine months ended September 30, 2012 and 2011, respectively, using the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected life (years)	5.90	5.89	5.90	5.95
Risk-free interest rate	0.63%	0.96%	0.75%	1.36%
Expected volatility	65.86%	66.56%	66.42%	66.06%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended September 30, 2012 and 2011 was $6.76 and $1.48, respectively, and during the nine months ended September 30, 2012 and 2011 was $5.84 and $2.23, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	3,491,561	$5.75
Granted	671,872	9.92
Exercised	(511,562)	4.14
Canceled	(170,810)	6.69
Options outstanding at September 30, 2012	3,481,061	$6.74	7.17	$27,872,413
Options exercisable at September 30, 2012	1,862,899	$6.24	5.73	$15,857,018

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $14.75 as of September 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of September 30, 2012 totaled approximately 1.9 million.  The total intrinsic value of options exercised was $3.3 million and $1.1 million during the nine months ended September 30, 2012 and 2011, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock award activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2012	74,030	$5.84
Awarded	48,632	9.87
Vested/Released	(74,030)	5.84
Restricted stock awards outstanding at September 30, 2012	48,632	$9.87

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2012:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2012	206,800	$—
Vested/Released	(54,200)	—
Forfeited	(5,000)	—
Restricted stock units outstanding at September 30, 2012	147,600	$—	1.55	$2,177,100

As of September 30, 2012, there was $5.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 13.63% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.7 years.

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

The fair value of the July 2012 offering under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended September 30, 2012 and 2011, the Company recognized $75,000 and $45,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Company recognized $215,000 and $134,000, respectively, of compensation expense related to the ESPP.

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

For the three and nine months ended September 30, 2012, a weighted average of 0.7 million and 0.9 million stock options, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, a weighted average of 2.1 million and 2.0 million stock options, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

A summary of the net income per share calculation is shown below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$905	$109	$1,553	$539
Common shares outstanding:
Historical common shares outstanding at beginning of period	34,437,996	33,381,569	33,883,378	33,136,732
Weighted average common shares issued	110,781	164,843	384,219	233,522
Weighted average common shares outstanding — basic	34,548,777	33,546,412	34,267,597	33,370,254
Effect of dilution — stock options	1,396,676	844,417	1,282,968	900,775
Weighted average common shares outstanding — diluted	35,945,453	34,390,829	35,550,565	34,271,029
Net income per share — basic	$0.03	$0.00	$0.05	$0.02
Net income per share — diluted	$0.03	$0.00	$0.04	$0.02

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

U. S. Medical

Products offered by this segment include single-use medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the U.S.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Food and Drug Administration (“FDA”). At September 30, 2012, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of September 30, 2012 and 2011, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.6 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $5.4 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S. incurred research, development and other technology expenses and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
U.S. Medical:
Disposable products	$26,368	$23,153	$76,334	$67,710
Service and other, net of provision for sales returns	2,132	2,174	6,679	6,488
Equipment sales and rentals	1,126	1,509	3,604	4,685
Subtotal	29,626	26,836	86,617	78,883
International Medical:
Disposable products	4,371	4,507	14,130	13,264
Service and other, net of provision for sales returns	376	343	1,003	1,093
Equipment sales and rentals	857	441	1,784	1,523
Subtotal	5,604	5,291	16,917	15,880
Total revenue	$35,230	$32,127	$103,534	$94,763

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment operating income (loss):
U.S. Medical	$719	$822	$768	$865
International Medical	382	(419)	1,233	9
Total operating income	$1,101	$403	$2,001	$874

	As of September 30, 2012	As of December 31, 2011

Segment assets:
U.S. Medical	$89,633	$92,446
International Medical	15,186	16,590
Total assets	$104,819	$109,036

For the nine months ended September 30, 2012 and 2011, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue in the nine months ended September 30, 2012 or 2011.

NOTE 8 — INCOME TAXES

The Company continues to maintain a valuation allowance for substantially all of its deferred tax assets, including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2012. The Company does, however, expect to incur current state and foreign tax expense during the year. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the difference between tax and book accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

NOTE 9 — RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company paid $29,000, and during the three and nine months ended September 30, 2011, the Company paid $25,000 and $78,000, respectively, to a director of the Company under an agreement whereby the director provides training services to outside physicians on behalf of the Company. No payments were made during the three months ended September 30, 2012.

During the nine months ended September 30, 2011, the Company also paid $48,000 to a director of the Company for royalties based on the sale of the Company’s QuickCat™ product, related to a patent purchased from the director in 2007. An amendment to the patent purchase agreement for this patent was executed in June 2011, which documents that the patent has been fully paid up as it relates to sales of the QuickCat product. Accordingly, there were no royalty payments to the director during the three months ended September 30, 2011 or during the three and nine months ended September 30, 2012, and there will be no future royalty payments to the director related to the QuickCat product.

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

The Company has indemnification obligations with three former employees who were charged in connection with a previous federal investigation of the Company. In February 2012, a trial was held for two of the defendants, which resulted in the acquittal of one defendant on all charges and acquittal of the other defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant occurred in May 2012, and in June 2012, this defendant filed a notice of appeal. On March 12, 2012, the U.S. District Court of Colorado dismissed the charges against the third defendant who had previously been granted a separate trial. The Company was not a party to these trials.

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

As of December 31, 2011, the Company had a remaining accrual for future indemnification costs of $2.9 million, which was its best estimate of the remaining legal fees and expenses in these matters at that time. In addition, the Company had a liability of $0.4 million of indemnification costs that had been incurred but not paid as of December 31, 2011, for a total of $3.3 million. During the nine months ended September 30, 2012, the Company paid $3.2 million of these costs, and reduced the remaining indemnification accrual by $0.1 million based on the actual costs incurred. As of September 30, 2012, the Company has a remaining accrual of approximately $10,000. Additional expenses may be incurred in future periods depending upon the success or failure of an appeal, and in particular, a successful appeal that results in the order of a new trial.

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

In May 2011, the Company was served with a lawsuit that names the Company and the Company’s Dutch subsidiary as defendants. The lawsuit was brought in the Dutch District Court by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011, and a hearing on the claims was held in September 2012. In October 2012, the Dutch District Court rejected Ms. Sopkin’s claims for damages in their entirety and awarded the Company a nominal amount as attorney’s fees. It is uncertain at this time whether Ms. Sopkin will appeal the judgment. The Company intends to vigorously defend against Ms. Sopkin’s claims in this matter.

The Company has no amounts accrued for the Fox or Sopkin litigation.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs and anticipated, expected or projected performance. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 15, 2012.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. In order to assist the reader in understanding certain terms relating to our business that are used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to treat arterial blockages in the heart and legs as well as the removal of pacemaker and defibrillator leads. During the nine months ended September 30, 2012, approximately 65% of our disposable product revenue was from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. We believe that our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention (“VI”) business unit includes a range of peripheral and cardiac laser catheters for ablation of occluded arteries above and below the knee (peripheral atherectomy) and within coronary arteries (coronary atherectomy). We also market aspiration and thrombectomy catheters for the removal of thrombus (thrombus management) and support catheters to facilitate crossing of coronary and peripheral arterial blockages (crossing solutions). In addition, we distribute therapeutic infusion system catheters for vascular delivery of drugs and diagnostic agents. Our Lead Management (“LM”) business unit includes excimer laser sheaths, non-laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

Recent Developments

Product Approvals

In April 2012, we announced FDA approval of our new advanced GlideLight™ Laser Sheath for removal of cardiac leads. We believe GlideLight delivers more precise control to reduce the force required for safe lead extraction. Our previous laser sheath, the SLS® II, requires significantly less force to advance than mechanical telescoping sheaths. We believe GlideLight requires 55% less force to advance than SLS II. We conducted a limited market release of GlideLight to gain early experience. The commercial roll-out of the GlideLight product commenced in July 2012.

In April 2012, we received reimbursement approval in Japan for certain of our ELCA® coronary laser atherectomy catheters. We initated our launch of this product in Japan in May 2012. Over the past several months, we have begun training representatives of our market authorization holder and distributor in Japan and key Japanese physicians in the use of the ELCA catheters.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Current Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (“IDE”) related to a multi-center, randomized trial to treat in-stent restenosis (“ISR”) in the legs under the study name EXCITE ISR. The study compares laser ablation using our Turbo-Tandem® and Turbo Elite® laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 353 subjects at up to 35 sites in the U.S. Subjects enrolled will be followed at one, six and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation or TLR, at 30 days following the procedure. If the data merit it, we plan to submit a new 510(k) to the FDA based on the six month follow-up data. To date, our primary focus has been completing the necessary work to initiate the sites so that they can begin enrolling patients. That work is substantially complete, and we have now turned our focus to increasing enrollment in the study. As of November 2, 2012, 31 sites are approved to enroll in the study and 111 patients have been enrolled. We have recently initiated discussions with the FDA to explore achievement of an ISR indication prior to full enrollment of the EXCITE ISR study. This may involve use of the PATENT registry, which is discussed below, in combination with patients enrolled in the EXCITE ISR study. Discussions with the FDA are ongoing; however, there is no assurance that the ISR indication will be achieved without full enrollment of the EXCITE ISR study.

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

In the interim results of the PATENT registry, the success rate, defined as achievement of ≤ 30% final residual restenosis, was 98.8%, and Cumulative Major Adverse Events (“MAEs”) were 2.2% from procedure through 30 days following the procedure. The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 25cm with average total lesion length of 12.5cm, and 93% were in the superficial femoral artery (“SFA”). The PATENT registry follow up was completed in June 2012, and we will collaborate with the physician investigators to publish complete registry results, which we expect will occur in early 2013.

The PATENT registry serves as a feasibility study for the EXCITE ISR trial. Although we believe the interim PATENT registry results are favorable, these results may not predict the results of the EXCITE ISR trial.  Moreover, because there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

We are supporting a physician-sponsored pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with the use of PTX PTA alone in the treatment of in-stent lesions in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA provides a benefit over PTX PTA alone and to provide data for potential future studies. The planned enrollment for the PHOTOPAC trial is 50 patients, who will be followed at one, six and 12 months after the procedure. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. The pilot study is being conducted at up to four sites in Germany. As of November 2, 2012, two sites are approved to enroll in the study and 28 patients have been enrolled.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Geographical Segment

Our two reporting segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. U.S. Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. As of September 30, 2012 and 2011, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Revenue
United States	$29,626	84%	$26,836	84%	$86,617	84%	$78,883	83%
International	5,604	16	5,291	16	16,917	16	15,880	17
Total revenue	$35,230	100%	$32,127	100%	$103,534	100%	$94,763	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating income (loss)
United States	$719	$822	$768	$865
International	382	(419)	1,233	9
Total operating income	$1,101	$403	$2,001	$874

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income Data

The following table presents selected Consolidated Statements of Comprehensive Income data for the three months ended September 30, 2012 and September 30, 2011 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

	Three Months Ended September 30,
(Dollars in thousands)	2012	% of revenue (1)	2011	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$16,821	48%	$15,860	49%	$961	6%
Lead Management	13,918	40	11,800	37	2,118	18
Total disposable products revenue	30,739	87	27,660	86	3,079	11
Service and other revenue	2,508	7	2,517	8	(9)	—
Laser equipment revenue:
Equipment sales	910	3	719	2	191	27
Rental fees	1,073	3	1,231	4	(158)	(13)
Total laser equipment revenue	1,983	6	1,950	6	33	2
Total revenue	35,230	100	32,127	100	3,103	10
Gross profit	25,606	73	23,444	73	2,162	9
Operating expenses
Selling, general and administrative	20,324	58	17,716	55	2,608	15
Research, development and other technology	4,181	12	4,729	15	(548)	(12)
Litigation charge	—	—	596	2	(596)	(100)
Total operating expenses	24,505	70	23,041	72	1,464	6
Operating income	1,101	3	403	1	698	173
Other income (expense)
Litigation-related interest expense	—	—	(230)	(1)	230	(100)
Interest income, net	2	—	17	—	(15)	(88)
Foreign currency transaction gain (loss)	34	—	(2)	—	36	nm
Other income, net	10	—	1	—	9	nm
Income before income taxes	1,147	3	189	1	958	507
Income tax expense	242	1	80	—	162	203
Net income	$905	3%	$109	—%	$796	730%

Worldwide installed base of laser systems	1,048		994		54
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Revenue for the three months ended September 30, 2012 was $35.2 million, a 10% increase as compared with $32.1 million for the quarter ended September 30, 2011.  On a constant currency basis, total revenue increased 11% as compared with the three months ended September 30, 2011 (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure). The increase was primarily due to increased VI and LM revenue compared with the three months ended September 30, 2011. Our product mix changed slightly as compared with the

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

three months ended September 30, 2011, with 87% of total revenue coming from disposables in the third quarter of 2012 compared with 86% from disposables in the third quarter of 2011.  Service and other revenue decreased slightly to 7% of total revenue in the third quarter of 2012 compared with 8% of total revenue in the third quarter of 2011. Revenue from laser equipment sales and rentals was 6% of total revenue in the third quarter of 2012 and 2011.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 6% to $16.8 million in the third quarter of 2012 as compared with $15.9 million in the third quarter of 2011.  On a constant currency basis, VI revenue increased 8% as compared with the third quarter of 2011.

VI revenue includes three product categories: peripheral atherectomy, which increased 12%, crossing solutions, which increased 6%, and coronary atherectomy and thrombus management, which decreased 14%, all compared with the three months ended September 30, 2011. Increased peripheral atherectomy product sales were primarily related to higher sales to stand-alone physician clinics in the U.S., which provide increased access for patients at a potentially lower cost to the healthcare system. In addition, we believe that our peripheral artery disease (“PAD”) awareness program contributed to the increase in U.S. peripheral atherectomy sales of 17%. The growth in crossing solutions product sales was due to increased unit volumes despite a higher number of competitors. Coronary atherectomy and thrombus management are not currently a strategic priority for us, which is reflected in the decrease in revenue. In addition, our QuickCat™ product faced pricing pressures due to increased competition, and we have made the decision to discontinue our ThromCat® product early next year.

LM revenue grew 18% for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011, or 20% on a constant currency basis. We believe our LM revenue continues to increase primarily as a result of an expanding market for lead extractions due to increasing infection rates and increased indications for lead extraction set forth by the Heart Rhythm Society. We believe clinical data, including results from the four-year Lead Extraction in Contemporary Settings (“LExICon”) study published in February 2010, supports the safety and efficacy of removing pacemaker and defibrillator leads. In addition, we received reimbursement approval in Japan for the LLD® lead locking device in April 2011, which allowed us to make available our complete lead management system in Japan. We initiated a limited launch of GlideLight, our next generation lead extraction tool, in the second quarter of 2012, which contributed to the revenue growth in the third quarter of 2012 as compared with the third quarter of 2011. LM revenue during the three months ended September 30, 2012 included approximately $0.5 million of revenue associated with the exchange of SLS II inventory for the higher priced GlideLight product. Since these inventory exchanges were completed in our highest volume accounts, they are not expected to continue at this level in the fourth quarter of 2012. Approximately half of the increase in LM revenue related to the SLS II and GlideLight lead extraction laser sheaths was attributable to increased volumes, and approximately half to the higher average selling price of GlideLight compared to the SLS II.

Service and other revenue remained flat at $2.5 million in the three months ended September 30, 2012 and 2011.

Laser equipment revenue was $2.0 million for the three months ended September 30, 2012 and 2011. Equipment sales revenue, which is included in laser equipment revenue, increased 27% as compared with the three months ended September 30, 2011. We sold six laser systems (five sales from inventory and one sale conversion from an evaluation unit) in the third quarter of 2012 as compared with seven laser system sales (four sales from inventory and three sale conversions from rental units) in the same period of 2011. The average selling price of the lasers in the three months ended September 30, 2012 was higher than in the prior year period, as more of the laser sales were new sales as compared to sale conversions. Rental revenue decreased 13% as compared with the three months ended September 30, 2011, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 30 laser systems with new customers during the three months ended September 30, 2012 compared with 29 during the three months ended September 30, 2011.  Of these laser placements, 19 were transfers from the existing installed base, compared with 10 transfers in the third quarter of 2011. The new placements this quarter brought our worldwide installed base of laser systems to 1,048 (784 in the U.S.) at September 30, 2012, compared to 994 (757 in the U.S.) at September 30, 2011.

On a geographic basis, revenue in the U.S. was $29.6 million during the quarter ended September 30, 2012, an increase of 10% from the prior year third quarter.  International revenue totaled $5.6 million, an increase of 6% from the third

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

quarter of 2011 and an increase of 16% on a constant currency basis.  The increase in international revenue was primarily due to an increase in laser equipment revenue from four laser system sales in the three months ended September 30, 2012 as compared with two laser system sales during the three months ended September 30, 2011. In addition, international LM revenue increased, primarily in Japan, partially offset by a decrease in international VI revenue.

Gross margin percentage for the third quarter of 2012 and 2011 was 73%. The additional margin generated by the increased selling price of the GlideLight products and higher production volumes was partially offset by an unfavorable foreign currency impact on our sales in Europe compared with the third quarter of 2011.

Operating expenses

Operating expenses increased 6% to $24.5 million in the three months ended September 30, 2012 compared with $23.0 million in the three months ended September 30, 2011. Operating expenses represented 70% of total revenue in the third quarter of 2012 as compared with 72% of total revenue in the third quarter of 2011.  Operating expenses for the third quarter of 2011 included a litigation charge of $0.6 million, further described below.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 15% to $20.3 million in the three months ended September 30, 2012 compared with $17.7 million in the three months ended September 30, 2011.  SG&A expenses represented 58% of revenue in the third quarter of 2012 compared with 55% of revenue in the third quarter of 2011.

Within SG&A, marketing and selling expenses increased $1.9 million, or 14%, compared with the three months ended September 30, 2011, primarily due to the following:

•
A $1.4 million increase in VI and LM marketing expense, primarily due to (1) the hiring of PAD awareness managers in selected VI sales territories, whose objective is to increase awareness of PAD in the communities they serve, including physicians likely to diagnose, (2) the expansion of our marketing capabilities to include strategy and product portfolio management and (3) costs associated with the launch of the GlideLight lead extraction laser sheath and increased marketing and physician training events.

•	A $0.5 million increase in VI, LM and international field sales expense, primarily due to increased incentive compensation on higher revenue and additional field sales positions.

Also within SG&A, general and administrative expenses increased $0.7 million, or 17%, with increased personnel expenses primarily due to the hiring of our chief executive officer in August 2011, an increase in stock compensation expense and an increase in company-wide performance-based incentive compensation expense tied to achievement of goals established at the beginning of the year.

Research, development and other technology. Research, development and other technology expenses of $4.2 million for the three months ended September 30, 2012 decreased $0.5 million, or 12%, compared with the three months ended September 30, 2011. As a percentage of revenue, research, development and other technology expenses decreased to 12% in the third quarter of 2012 from 15% in the third quarter of 2011. We expect these expenses to increase as a percentage of revenue in the fourth quarter of 2012 and into 2013, as we increase headcount and otherwise expand our overall product development activities. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs were as follows:

•	Royalty costs decreased by $0.3 million compared with the third quarter of 2011 due to the termination of a royalty agreement in the first quarter of 2012;

•
Product development costs decreased by nearly $0.6 million compared with the third quarter of 2011 due to a temporary decrease in project activity, as project teams transitioned from completed projects to new products; and

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

•	Clinical studies costs increased by approximately $0.4 million compared with the third quarter of 2011 primarily due to costs related to the EXCITE ISR trial.

Litigation charge. We were engaged in a dispute since 1999 with Cardiomedica S.p.A. (“Cardiomedica”), an Italian company, over the existence of a distribution agreement between Cardiomedica and Spectranetics. In 2009, a Dutch court issued a ruling in favor of Cardiomedica, requiring us to pay $0.6 million, which ruling Cardiomedica appealed. In September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica an additional $0.6 million in damages plus $0.2 million in interest. Such amount was paid and expensed in September 2011.
Other income (expense)
Litigation related interest expense. As discussed above, in September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica $0.6 million for lost profits plus $0.2 million in interest. Such amount was paid and expensed in September 2011.
Interest income, net. Interest income was $2,000 in the third quarter of 2012 compared with $17,000 in the third quarter of 2011. The decrease in interest income in 2012 is primarily due to a lower money market balance.
Foreign currency transaction gain (loss). The foreign currency transaction gain was $34,000 in the third quarter of 2012 compared with a loss of $2,000 in the third quarter of 2011. The realized gains and losses on foreign currency transactions are primarily due to the cash settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro.
 Income before income taxes
 Pre-tax income for the three months ended September 30, 2012 was $1.1 million, compared with pre-tax income of $0.2 million for the three months ended September 30, 2011.
Income taxes
We continue to maintain a valuation allowance for substantially all of our deferred tax assets including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2012. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2012, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

We estimated our effective tax rate of approximately 23% for the year ending December 31, 2012 taking into account both domestic and foreign jurisdictions. The tax provision recorded during the three months ended September 30, 2012 was based on this estimated effective tax rate. We evaluate our effective tax rate, which is subject to variability, each quarter. Because we continue to maintain a full valuation allowance against our deferred tax assets, our effective tax rate is currently lower than it would be if there were no valuation allowance.

Net income
 We recorded net income for the three months ended September 30, 2012 of $0.9 million, or $0.03 per fully diluted share, compared with net income of $0.1 million, or $0.00 per fully diluted share, in the three months ended September 30, 2011.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of comprehensive income using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended September 30, 2012 as compared with the three months ended September 30, 2011 caused a decrease in consolidated revenue of approximately $0.5 million and a decrease in consolidated net income of approximately $0.2 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income Data

The following table presents selected Consolidated Statements of Comprehensive Income data for the nine months ended September 30, 2012 and September 30, 2011 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
(Dollars in thousands)	2012	% of revenue (1)	2011	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$50,652	49%	$46,387	49%	$4,265	9%
Lead Management	39,812	38	34,587	36	5,225	15
Total disposable products revenue	90,464	87	80,974	85	9,490	12
Service and other revenue	7,682	7	7,581	8	101	1
Laser equipment revenue:
Equipment sales	1,910	2	2,360	2	(450)	(19)
Rental fees	3,478	3	3,848	4	(370)	(10)
Total laser equipment revenue	5,388	5	6,208	7	(820)	(13)
Total revenue	103,534	100	94,763	100	8,771	9
Gross profit	75,422	73	67,840	72	7,582	11
Operating expenses
Selling, general and administrative	61,287	59	52,707	56	8,580	16
Research, development and other technology	12,134	12	13,663	14	(1,529)	(11)
Litigation charge	—	—	596	1	(596)	(100)
Total operating expenses	73,421	71	66,966	71	6,455	10
Operating income	2,001	2	874	1	1,127	129
Other income (expense)
Litigation-related interest expense	—	—	(230)	—	230	(100)
Interest income, net	8	—	68	—	(60)	(88)
Foreign currency transaction (loss) gain	(7)	—	14	—	(21)	(150)
Other income, net	10	—	51	—	(41)	(80)
Income before income taxes	2,012	2	777	1	1,235	159
Income tax expense	459	—	238	—	221	93
Net income	$1,553	1%	$539	1%	$1,014	188%

Worldwide installed base of laser systems	1,048		994		54
___________________________________
 (1) Percentage amounts may not add due to rounding.

Revenue for the nine months ended September 30, 2012 was $103.5 million, a 9% increase as compared with $94.8 million for the nine months ended September 30, 2011.  On a constant currency basis, total revenue increased 10% compared with the nine months ended September 30, 2011. The increase was primarily due to increased VI and LM revenue, partially offset by a 13% decline in laser equipment revenue compared with the nine months ended September 30, 2011. Our product mix changed slightly, with 87% of total revenue coming from disposables in the nine months ended September 30, 2012 compared with 85% from disposables in the nine months ended September 30, 2011.  Service and other revenue decreased

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

slightly to 7% of total revenue in the nine months ended September 30, 2012 from 8% of revenue in the nine months ended September 30, 2011. Revenue from laser equipment sales and rentals decreased to 5% of total revenue in the nine months ended September 30, 2012 from 7% of total revenue in the nine months ended September 30, 2011.

VI revenue increased 9% to $50.7 million in the nine months ended September 30, 2012 as compared with $46.4 million in the nine months ended September 30, 2011.  On a constant currency basis, VI revenue increased 10% as compared with the nine months ended September 30, 2011. Peripheral atherectomy increased 16%, crossing solutions increased 1%, and coronary atherectomy and thrombus management increased 2%, all compared with the nine months ended September 30, 2011. Increased peripheral atherectomy product sales were primarily related to higher sales to stand-alone physician clinics in the U.S. In addition, we believe that our PAD awareness program contributed to the increase in U.S. peripheral atherectomy sales of 19%. The increase in crossing solutions product sales was due to an increase in unit volumes despite an increased number of competitors. Coronary atherectomy and thrombus management revenue increased primarily due to increased sales of our ELCA product in both the U.S. and internationally.

LM revenue grew 15% for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011, or 17% on a constant currency basis. We believe our LM revenue continues to increase primarily as a result of an expanding market for lead extractions due to increasing infection rates and increased indications for lead extraction set forth by the Heart Rhythm Society. We believe clinical data, including results from the LExICon study, supports the safety and efficacy of removing pacemaker and defibrillator leads. In addition, we received reimbursement approval in Japan for the LLD lead locking device in April 2011, which allowed us to make available our complete lead management system in Japan. The limited launch of GlideLight during the second quarter of 2012 also contributed to the revenue growth during the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. LM revenue during the nine months ended September 30, 2012 included approximately $0.6 million of revenue associated with the exchange of SLS II inventory for the higher priced GlideLight product. Since these inventory exchanges were completed in our highest volume accounts, they are not expected to continue at this level in the fourth quarter of 2012. Approximately two-thirds of the increase in LM revenue related to the SLS II and GlideLight lead extraction laser sheaths was attributable to increased volumes, and approximately one-third to the higher average selling price of GlideLight compared to the SLS II.

Service and other revenue increased 1% to $7.7 million in the nine months ended September 30, 2012 from $7.6 million in the nine months ended September 30, 2011, primarily due to our increased installed base of laser systems.

Laser equipment revenue was $5.4 million for the nine months ended September 30, 2012 and $6.2 million for the nine months ended September 30, 2011.  This decrease primarily resulted from a decrease in equipment sales revenue of 19% year-over-year. We sold 13 laser systems (10 sales from inventory and three sale conversions) in the nine months ended September 30, 2012 as compared with 21 laser system sales (13 sales from inventory and eight sale conversions from rental units) in the same period of 2011. Rental revenue decreased 10% year-over-year, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 83 laser systems with new customers during the nine months ended September 30, 2012 compared with 100 during the nine months ended September 30, 2011.  Of these laser placements, 45 were transfers from the existing installed base, compared with 48 transfers in the first nine months of 2011. The higher number of placements in the first nine months of 2011 was primarily because it was the first period in which we could place lasers with office-based physicians due to reimbursement changes in late 2010. Of the 2012 laser placements, 15 were with office-based physicians, primarily transfers of underperforming laser systems from hospital environments. In recent quarters, we have placed more focus on redeploying laser systems from hospitals with low laser-based catheter utilization to hospitals or offices where we believe utilization will be higher, in order to increase productivity per laser system. The new placements brought our worldwide installed base of laser systems to 1,048 (784 in the U.S.) at September 30, 2012 compared to 994 (757 in the U.S.) at September 30, 2011.

On a geographic basis, revenue in the U.S. was $86.6 million during the nine months ended September 30, 2012, an increase of 10% from the nine months ended September 30, 2011.  International revenue totaled $16.9 million, an increase of 7% from the nine months ended September 30, 2011 and an increase of 13% on a constant currency basis.  The increase in international revenue was primarily due to a 12% increase in international LM revenue and a 1% increase in international VI revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin percentage for the nine months ended September 30, 2012 was 73% and in the nine months ended September 30, 2011 was 72%. The increase was due to a combination of changes in product mix, improved manufacturing efficiencies and higher production volumes. Nearly all of our revenue increase over the prior year period was due to increased disposables revenue, which carries a significantly higher gross margin percentage than laser equipment or service revenue.

Operating expenses

Operating expenses increased 10% to $73.4 million in the nine months ended September 30, 2012 compared with $67.0 million in the nine months ended September 30, 2011. Operating expenses represented 71% of total revenue in the nine months ended September 30, 2012 and 2011. Operating expenses for the first nine months of 2011 included a litigation charge of $0.6 million, further described below.

Selling, general and administrative. SG&A expenses increased 16% to $61.3 million in the nine months ended September 30, 2012 compared with $52.7 million in the nine months ended September 30, 2011.  SG&A expenses represented 59% of revenue in the nine months ended September 30, 2012 compared with 56% of revenue in the nine months ended September 30, 2011.

Within SG&A, marketing and selling expenses increased $6.3 million, or 15%, year-over-year, primarily due to the following:

•
A $4.1 million increase in VI and LM marketing expense, primarily due to (1) the hiring of PAD awareness managers in selected VI sales territories, whose objective is to increase awareness of PAD in the communities they serve, including physicians likely to diagnose, (2) the expansion of our marketing capabilities to include strategy and product portfolio management and (3) costs associated with the launch of the GlideLight lead extraction laser sheath and increased marketing and physician training events.

•	A $2.2 million increase in VI, LM and international field sales expense, primarily due to increased incentive compensation on higher revenue and additional field sales positions.

Also within SG&A, general and administrative expenses increased $2.2 million, or 20%, with increased personnel expenses primarily due to the hiring of our chief executive officer in August 2011, an increase in stock compensation expense, an increase in outside consulting costs associated with regulatory compliance and an increase in company-wide performance-based incentive compensation expense tied to achievement of goals established at the beginning of the year.

Research, development and other technology. Research, development and other technology expenses of $12.1 million for the nine months ended September 30, 2012 decreased $1.5 million, or 11%, compared with the nine months ended September 30, 2011. As a percentage of revenue, research, development and other technology expenses decreased to 12% in the nine months ended September 30, 2012 from 14% in the nine months ended September 30, 2011. We expect these expenses to increase as a percentage of revenue in the fourth quarter of 2012 and into 2013 as we increase headcount and otherwise expand our overall product development activities. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  Fluctuations in these costs were as follows:

•
Royalty costs decreased by $1.0 million compared with the nine months ended September 30, 2011 due to the termination of a royalty agreement in the first quarter of 2012, slightly offset by increases in ongoing royalties paid based on increased sales of products incorporating licensed technology;

•
Product development costs decreased by $1.7 million compared with the nine months ended September 30, 2011 due to a temporary decrease in project activity, as project teams transitioned from completed projects to new products; and

•
Clinical studies costs increased by approximately $1.2 million compared with the nine months ended September 30, 2011 primarily due to increased personnel costs and to costs related to the EXCITE ISR trial. In the second quarter of

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

2012, we terminated our contract with our existing CRO and expensed $0.4 million of deferred milestone payments that otherwise would have been recognized over the full course of the study as work was performed. At the same time, we began working with a new CRO for the EXCITE ISR trial.

Litigation charge. We were engaged in a dispute since 1999 with Cardiomedica. In 2009, a Dutch court issued a ruling in favor of Cardiomedica, requiring us to pay $0.6 million, which ruling Cardiomedica appealed. In September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica an additional $0.6 million in damages plus $0.2 million in interest. Such amount was paid and expensed in September 2011.

Other income (expense)
Litigation related interest expense. As discussed above, in September 2011, the Dutch Court of Appeal issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica $0.6 million for lost profits plus $0.2 million in interest. Such amount was paid and expensed in September 2011.
Interest income, net. Interest income decreased 88% to $8,000 in the nine months ended September 30, 2012 from $68,000 in the nine months ended September 30, 2011. The decrease in interest income in 2012 is primarily due to a lower money market balance.
Foreign currency transaction gain (loss). The foreign currency transaction loss was $7,000 in the nine months ended September 30, 2012 compared with a gain of $14,000 in the nine months ended September 30, 2011. The realized gains and losses on foreign currency transactions are primarily due to the cash settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro.
 Income before income taxes
 Pre-tax income for the nine months ended September 30, 2012 was $2.0 million, compared with pre-tax income of $0.8 million for the nine months ended September 30, 2011.

Net income
 We recorded net income for the nine months ended September 30, 2012 of $1.6 million, or $0.04 per diluted share, compared with net income of $0.5 million, or $0.02 per diluted share, in the nine months ended September 30, 2011.

Functional currency

The fluctuation in currency rates during the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011 caused a decrease in consolidated revenue of approximately $1.1 million and a decrease in consolidated net income of approximately $0.4 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $31.6 million, a decrease of $8.0 million from $39.6 million at December 31, 2011. During the first nine months of 2012, we had the following significant uses of cash: (i) $7.7 million of milestone payments to KNC, recorded as goodwill, (ii) a $3.0 million payment in settlement of all obligations under a terminated license agreement, which was accrued as of December 31, 2011, and (iii) approximately $3.2 million of payments of our accrued indemnification obligations to former employees. These items were non-recurring payments, and the indemnification obligations are substantially complete. We do not currently anticipate disbursements of this type for the foreseeable future.

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

Operating Activities. For the nine months ended September 30, 2012, cash used in operating activities totaled $0.5 million.  The primary sources and uses of cash were the following:

(1)
Our net income of $1.6 million included approximately $10.0 million of non-cash expenses. Non-cash expenses included $7.4 million of depreciation and amortization, $2.3 million of stock-based compensation, $0.1 million of provision for excess and obsolete inventories and $0.2 million of net change in deferred income taxes.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $12.1 million was primarily due to the following:

•	An increase in equipment held for rental or loan of $4.1 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	The payment of $3.2 million of accrued indemnification costs;

•
A decrease in accounts payable and accrued liabilities of $2.1 million, primarily due to a $3.0 million payment in settlement of all obligations under a terminated license agreement, which was accrued as of December 31, 2011;

•	An increase in accounts receivable of approximately $1.9 million, primarily due to higher sales in the last half of the third quarter of 2012 as compared with the fourth quarter of 2011; and

•	An increase in inventory of approximately $1.5 million, primarily due to increased sales demand.

These uses of cash were partially offset by a decrease in prepaid and other assets of $0.5 million and an increase in deferred revenue of $0.3 million due to an increase in warranty and service contracts based on increased laser sales and placements.

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

	September 30, 2012	December 31, 2011
Days Sales Outstanding	51	50
Inventory Turns	3.9	4.1

Investing Activities. For the nine months ended September 30, 2012, cash used by investing activities was $10.0 million, consisting of $7.7 million of payments to KNC recorded as additional goodwill and capital expenditures of $2.3 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2012 was $2.6 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

At September 30, 2012, we had no significant debt or capital lease obligations.

Line of Credit

On February 25, 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $12.1 million as of September 30, 2012.

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

As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the nine months ended September 30, 2012.

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

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we use certain non-GAAP financial measures in this report. Reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP measures for the respective periods can be found in the tables below. An explanation of the manner in which our management uses these non-GAAP measures to conduct and evaluate our business and the reasons why management believes that these non-GAAP measures provide useful information to investors is provided following the reconciliation tables.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	September 30, 2012			September 30, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$29,626	$—	$29,626	$26,836	10%	10%
International	5,604	546	6,150	5,291	6%	16%
Total revenue	$35,230	$546	$35,776	$32,127	10%	11%

	Nine Months Ended
	September 30, 2012			September 30, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$86,617	$—	$86,617	$78,883	10%	10%
International	16,917	1,068	17,985	15,880	7%	13%
Total revenue	$103,534	$1,068	$104,602	$94,763	9%	10%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	September 30, 2012			September 30, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$16,821	$232	$17,053	$15,860	6%	8%
Lead Management	13,918	264	14,182	11,800	18%	20%
Laser Equipment, Service & Other	4,491	50	4,541	4,467	1%	2%
Total revenue	$35,230	$546	$35,776	$32,127	10%	11%

	Nine Months Ended
	September 30, 2012			September 30, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$50,652	$425	$51,077	$46,387	9%	10%
Lead Management	39,812	509	40,321	34,587	15%	17%
Laser Equipment, Service & Other	13,070	134	13,204	13,789	(5)%	(4)%
Total revenue	$103,534	$1,068	$104,602	$94,763	9%	10%

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

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP. For example, revenue growth rates stated on a constant currency basis, by their nature, exclude the impact of foreign exchange, which may have a material impact on U.S. GAAP revenue. Non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and therefore other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation expense, accrued indemnification costs, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2011 Annual Report on Form 10-K, filed with the SEC on March 15, 2012.  During the first nine months of 2012, there were no significant changes to our critical accounting policies and estimates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three months ended September 30, 2012 as compared with the three months ended September 30, 2011 caused a decrease in consolidated revenue of approximately $0.5 million and a decrease in consolidated net income of approximately $0.2 million.

Based on our overall foreign currency exchange rate exposure as of September 30, 2012, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three months ended September 30, 2012 of approximately $0.4 million and for the nine months ended September 30, 2012 of approximately $1.2 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

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

The Spectranetics Corporation
(Registrant)

November 7, 2012	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

November 7, 2012	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer