Form 10-Q
period 2013-03-31
SPECTRANETICS CORP
filed 2013-05-09
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

March 31, 2013

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

As of May 2, 2013, there were 40,655,927 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$25,228	$37,775
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $598 and $589, respectively	22,513	19,945
Inventories, net	10,046	9,288
Deferred income taxes, net	1,089	313
Prepaid expenses and other current assets	2,567	2,506
Total current assets	61,443	69,827
Property and equipment, net	26,384	27,006
Goodwill	14,846	13,296
Other intangible assets, net	10,847	20
Other assets	601	620
Total assets	$114,121	$110,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,776	$1,996
Accrued liabilities	13,053	16,001
Deferred revenue	1,651	2,196
Total current liabilities	16,480	20,193
Accrued liabilities, net of current portion	1,037	991
Contingent consideration, net of current portion	5,852	—
Deferred income taxes	982	888
Total liabilities	24,351	22,072
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 35,101,943 and 34,887,763 shares, respectively	35	35
Additional paid-in capital	185,355	183,140
Accumulated other comprehensive loss	(801)	(618)
Accumulated deficit	(94,819)	(93,860)
Total stockholders’ equity	89,770	88,697
Total liabilities and stockholders’ equity	$114,121	$110,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$37,675	$33,269
Cost of products sold	10,319	8,968
Gross profit	27,356	24,301
Operating expenses:
Selling, general and administrative	22,801	20,608
Research, development and other technology	5,172	3,758
Medical device excise tax	522	—
Contingent consideration	202	—
Acquisition-related intangible asset amortization	164	—
Total operating expenses	28,861	24,366
Operating loss	(1,505)	(65)
Other income (expense):
Interest (expense) income, net	(4)	8
Foreign currency transaction (loss) gain	(25)	73
Total other (expense) income	(29)	81
(Loss) income before income taxes	(1,534)	16
Income tax (benefit) expense	(575)	4
Net (loss) income	$(959)	$12

Net (loss) income per share —
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(183)	120
Comprehensive (loss) income, net of tax	$(1,142)	$132

Weighted average common shares outstanding —
Basic	34,959,545	33,982,735
Diluted	34,959,545	35,071,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(959)	$12
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,625	2,473
Stock-based compensation expense	819	675
Provision for excess and obsolete inventories	135	29
Deferred income taxes	(670)	—
Accrued indemnification costs	—	(584)
License agreement settlement	—	(3,000)
Net change in operating assets and liabilities	(8,327)	(4,318)
Net cash used in operating activities	(6,377)	(4,713)
Cash flows from investing activities:
Capital expenditures	(1,049)	(999)
Acquisition-related payments	(6,500)	(7,727)
Net cash used in investing activities	(7,549)	(8,726)
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	1,396	829
Net cash provided by financing activities	1,396	829
Effect of exchange rate changes on cash	(17)	(28)
Net decrease in cash and cash equivalents	(12,547)	(12,638)
Cash and cash equivalents at beginning of period	37,775	39,638
Cash and cash equivalents at end of period	$25,228	$27,000
Supplemental disclosures of cash flow information:
Cash paid for interest	$12	$15
Cash paid for income taxes	$67	$41

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

The Company develops, manufactures, markets and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of laser catheters for ablation of blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); aspiration and cardiac laser catheters for the treatment of blockages in the heart (coronary atherectomy and thrombectomy); and drug delivery catheters for vascular delivery of drugs and diagnostic agents. The Company’s Lead Management products include excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents and services its CVX-300® laser systems.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, management is required to make certain estimates, judgments and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances and reserves for receivables, inventories and deferred income tax assets, contingent consideration liabilities for acquisitions, stock-based compensation expense, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

A Medical Device Excise Tax was enacted into law as part of the Patient Protection and Affordable Care Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices beginning on January 1, 2013. The tax is 2.3% of the taxable base and applies to a substantial majority of the Company’s U.S. sales. For the quarter ended March 31, 2013, the Company incurred $0.5 million of tax, which is recorded in the condensed consolidated statements of comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

New significant accounting policy

Valuation of Business Combinations

The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified contingent consideration, the Company records on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration it may be obligated to make in the future.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred. The fair value of identifiable intangible assets uses management estimates and judgments based on market participant assumptions.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, as well as changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See Note 2 for further discussion.

The Company has considered recently issued accounting pronouncements and does not believe that such pronouncements are of significance, or potential significance, to the Company.

NOTE 2 — BUSINESS COMBINATION

On January 7, 2013, the Company acquired certain products from Upstream Peripheral Technologies Ltd. (“Upstream”). Prior to the acquisition, these products had generated no revenue. The primary reason for the acquisition was to address customer needs by extending the Company’s product offering in the area of retrograde access tools and leveraging its existing sales organization. The Company began selling these products in the U.S. and Europe in February and March 2013, respectively. Revenue from these products, which has been included in the Company’s consolidated financial statements from the date of acquisition, was not significant during the three months ended March 31, 2013. Transaction costs associated with this acquisition of approximately $0.3 million were primarily incurred in the fourth quarter of 2012.

Total consideration includes an initial $5.5 million at closing of the transaction, $1.0 million at the time of transfer of product, manufacturing and regulatory related documentation (which payment was made in February 2013), and additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs, subject to an overall cap of $35.5 million.

The Company accounted for the acquisition as a business combination and recorded the assets acquired and the estimated future consideration obligations at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price for the acquisition were as follows (in thousands):

Cash	$6,500
Fair value of contingent consideration:
Milestone payable, current	500
Long-term contingent consideration	5,650
Total purchase price	$12,650

The Company recorded total contingent consideration liabilities of $6.2 million. The Company utilized a probability-weighted approach to estimate the achievement of the intellectual property milestones and the future revenue, and a discount rate of 15%.

The aggregate preliminary purchase price was allocated to the net assets acquired as follows (in thousands):

	Amount assigned	Amortization period (in years)
Tangible assets (inventory and fixed assets)	$100
Amortizable intangible assets:
Acquired core technologies	10,600	12
Non-compete agreement	400	4
Goodwill	1,550
Total purchase price	$12,650

The acquired core technology intangible assets consist of technical processes, intellectual property and know-how with respect to the products and processes acquired, and are being amortized over their assigned estimated useful lives. The Company primarily used the discounted cash flow model approach to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by U.S. GAAP.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is deductible for tax purposes. Goodwill was established primarily based on revenue and cash flow projections associated with future technologies, as well as synergies expected to be gained from the integration of these products into the Company’s existing operations, and has been allocated to the Company’s operating segments based on the relative expected benefit as follows (in thousands):

Amount allocated
U.S. Medical	$1,240
International Medical	310
Total goodwill	$1,550

The Company has recognized the acquired assets and contingent consideration liabilities based on its preliminary estimates of fair value at their acquisition date. As of the date of issuance of these financial statements, the Company has not completed its valuation analysis and calculations in sufficient detail necessary to finalize its estimates, which principally may impact the reported amounts of amortizable intangibles and goodwill. The final fair value determinations may be different than those reflected in our condensed consolidated financial statements at March 31, 2013.

Had the Company acquired the Upstream products at the beginning of 2012, the Company would have incurred a net loss of approximately $0.3 million in the three months ended March 31, 2012. No revenue has been assumed as the products were not commercially available at that time.

Contingent Consideration

As discussed above, this acquisition involves contingent consideration arrangements. From the acquisition date to March 31, 2013, the Company recorded $0.2 million of contingent consideration expense related to the passage of time (i.e. accretion) and made no changes to the underlying estimates used to calculate the initial acquisition date contingent consideration liability.

As of March 31, 2013, the Company believes that the range of future contingent consideration (undiscounted) that the Company will likely be required to make related to the manufacturing milestone, the intellectual property milestones and the revenue earn-out is between $6 million and $13 million.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$3,417	$2,573
Work in process	1,754	1,887
Finished goods	4,875	4,828
	$10,046	$9,288

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Equipment held for rental or loan	$39,760	$40,180
Manufacturing equipment and computers	22,575	22,888
Leasehold improvements	5,232	5,024
Furniture and fixtures	2,103	2,102
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(44,832)	(44,734)
	$26,384	$27,006

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued payroll and employee related expenses	$6,752	$9,951
Accrued taxes	1,149	1,003
Deferred rent	954	800
Accrued clinical study expense	641	671
Accrued legal costs	575	489
Contingent consideration, current portion	500	—
Accrued royalties	470	528
Employee stock purchase plan	327	602
Other accrued expenses	2,722	2,948
Less: long-term portion	(1,037)	(991)
Accrued liabilities: current portion	$13,053	$16,001

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2013 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2012	$6,925	$6,371	$13,296
Additional goodwill (Note 2)	1,240	310	1,550
Balance as of March 31, 2013	$8,165	$6,681	$14,846

Acquired intangible assets consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Acquired core technologies (Note 2)	$10,600	$—
Non-compete agreement (Note 2)	400	—
Patents	4,273	4,273
Less: accumulated amortization	(4,426)	(4,253)
	$10,847	$20

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis at December 31, 2012 to indicate that the amount of goodwill or other intangible assets may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains stock option plans which provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through March 31, 2013 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At March 31, 2013, there were 1.9 million shares available for future issuance under these plans.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

For all options which are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers, hedging and pledging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three months ended March 31, 2013 and 2012, respectively, using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2013	2012
Expected life (years)	5.86	5.93
Risk-free interest rate	0.77%	1.04%
Expected volatility	65.66%	67.20%
Expected dividend yield	—	—

The weighted average grant date fair value of options granted during the three months ended March 31, 2013 and 2012 was $10.01 and $4.91, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity during the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,263,830	$7.02
Granted	40,881	17.17
Exercised	(157,659)	5.35
Canceled	(3,719)	5.40
Options outstanding at March 31, 2013	3,143,333	$7.24	6.88	$35,488,235
Options exercisable at March 31, 2013	1,753,421	$6.25	5.48	$21,535,369

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $18.53 as of March 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of March 31, 2013 totaled approximately 1.8 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $1.9 million and $0.9 million during the three months ended March 31, 2013 and 2012, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	48,632	$9.87
Awarded	—	—
Vested/Released	—	—
Restricted stock awards outstanding at March 31, 2013	48,632	$9.87

The following table summarizes restricted stock unit activity during the three months ended March 31, 2013:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2013	126,350	$—
Vested/Released	—	—
Forfeited	—	—
Restricted stock units outstanding at March 31, 2013	126,350	$—	1.05	$2,341,266

As of March 31, 2013, there was $4.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 13.37% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.6 years.

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

The fair value of the offerings under the ESPP are determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended March 31, 2013 and 2012, the Company recognized $90,000 and $79,000, respectively, of compensation expense related to the ESPP.

NOTE 6 — NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding (excluding restricted shares). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period that they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic net (loss) income per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2013 as shares issuable upon the exercise of stock options and the vesting of restricted stock were anti-dilutive as a result of the net loss incurred for the period.  As a result, stock options and restricted stock outstanding representing 1.9 million weighted average shares at March 31, 2013 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

For the three months ended March 31, 2012, a weighted average of 0.8 million stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

A summary of the net (loss) income per share calculation is shown below for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(959)	$12
Common shares outstanding:
Historical common shares outstanding at beginning of period	34,839,131	33,883,378
Weighted average common shares issued	120,414	99,357
Weighted average common shares outstanding — basic	34,959,545	33,982,735
Effect of dilution — stock options	—	1,089,045
Weighted average common shares outstanding — diluted	34,959,545	35,071,780
Net (loss) income per share — basic and diluted	$(0.03)	$0.00

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing a proprietary excimer laser system and disposable products for the treatment of certain vascular and coronary conditions.

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

U. S. Medical

This segment includes customers located in the United States and Canada. Products offered by this segment include single-use medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the U.S. Food and Drug Administration (“FDA”) as well as from Health Canada. At March 31, 2013, the Company’s products were used in multiple vascular procedures, including peripheral atherectomy, crossing arterial blockages, coronary atherectomy and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this operating segment. As of March 31, 2013 and 2012, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.6 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

International Medical

The International Medical segment headquarters is located in the Netherlands, and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S. incurred research, development and other technology expenses and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
U.S. Medical:
Disposable products	$26,949	$24,137
Service and other, net of provision for sales returns	2,508	2,330
Equipment sales and rentals	1,334	1,361
Subtotal	30,791	27,828
International Medical:
Disposable products	5,323	4,642
Service and other, net of provision for sales returns	370	329
Equipment sales and rentals	1,191	470
Subtotal	6,884	5,441
Total revenue	$37,675	$33,269

	Three Months Ended March 31,
	2013	2012
Segment operating (loss) income :
U.S. Medical	$(1,921)	$(420)
International Medical	416	355
Total operating loss	$(1,505)	$(65)

	As of March 31, 2013	As of December 31, 2012

Segment assets:
U.S. Medical	$97,108	$95,181
International Medical	17,013	15,588
Total assets	$114,121	$110,769

For the three months ended March 31, 2013 and 2012, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue in the three months ended March 31, 2013 or 2012.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended March 31,
(in thousands)	2013	2012
Revenue
Disposable products revenue:
Vascular intervention	$17,193	$16,411
Lead management	15,079	12,368
Total disposable products revenue	32,272	28,779
Service and other, net of allowance for sales returns	2,878	2,659
Equipment sales and rentals	2,525	1,831
Total revenue	37,675	33,269

NOTE 8 — INCOME TAXES

The Company continues to maintain a valuation allowance for substantially all of its deferred tax assets, including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2013. The Company does, however, expect to incur current state and foreign tax expense during the year. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between tax and book accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

The Company recorded an income tax benefit of $0.6 million related to its $1.5 million pretax loss for the three months ended March 31, 2013, consisting of a deferred federal and state income tax benefit, net of current foreign and state income tax expense, because it expects to realize the deferred income tax benefit by the end of 2013.

The Company’s ability to realize the benefit of its deferred tax assets in future periods will depend on the generation of taxable income through profitable operations. Due to the Company’s history of losses and the lack of sufficient certainty of generating future taxable income, the Company has recorded a full valuation allowance against substantially all of its deferred tax assets. The Company does not expect to reduce the valuation allowance against its deferred tax assets to below 100% of its gross amount until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Indemnification of former officer

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

The Company currently has an indemnification obligation with one former officer who was charged in connection with a previous federal investigation of the Company. In February 2012, a trial resulted in the acquittal of the defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant occurred in May 2012, and in June 2012, the defendant filed a notice of appeal. The Company paid its indemnification obligations through the trial during 2012. Additional expenses may be incurred in future periods depending upon the success or failure of this appeal, and in particular, a successful appeal that results in the order of a new trial.

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

Fox/Sopkin

The Company and Spectranetics B.V., the Company’s Dutch subsidiary, are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the “Dutch District Court”) by Kenneth Fox in 2004. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. In June 2010, the Dutch District Court issued a ruling, followed by a decision that dismissed Mr. Fox’s claims in their entirety against both the Company and its Dutch subsidiary.  The court also awarded the Company a nominal amount as attorney’s fees.  In September 2010, Mr. Fox filed and served a notice of appeal to the Dutch Court of Appeals. Under Dutch law, the appeal entitles Mr. Fox to a new trial on the merits, though still taking into evidence the record that is already in the Dutch court system. A hearing on the merits of the appeal occurred in November 2012 and the Company is awaiting a ruling of the Dutch Court of Appeals. The Company intends to continue to vigorously defend against Mr. Fox’s claims in this appeal.

In May 2011, the Company was served with a lawsuit that names the Company and the Company’s Dutch subsidiary as defendants. The lawsuit was brought in the Dutch District Court by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar in nature to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011, and a hearing on the claims was held in September 2012. In October 2012, the Dutch District Court rejected Ms. Sopkin’s claims for damages in their entirety and awarded the Company a nominal amount as attorney’s fees. In January 2013, Ms. Sopkin served the Company with a notice of her intent to appeal to the Dutch Court of Appeals. The Company intends to continue to vigorously defend against Ms. Sopkin’s claims in this matter.

The Company has no amounts accrued for the Fox or Sopkin litigation.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 — SUBSEQUENT EVENT — COMMON STOCK OFFERING

On May 1, 2013, the Company completed an offering of 5,462,500 shares of its common stock at a public offering price of $18 per share minus the underwriters’ discount of $1.08 per share. The Company received net proceeds of approximately $91.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company expects to use the net proceeds from this offering for general corporate purposes, including working capital. The Company may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets. The Company has no present understandings, commitments or agreements to enter into any acquisitions or make any investments. Pending the application of the net proceeds to these uses, the Company has invested the net proceeds from this offering in short-term, highly liquid investments which are readily convertible to cash.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance or achievements to be materially different from any anticipated results, performance or achievements, please see the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read in conjunction with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. In order to assist the reader in understanding certain terms relating to our business that are used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2012.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. During the three months ended March 31, 2013, approximately 66% of our disposable product revenue was from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention (“VI”) products include a range of laser catheters for ablation of blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); aspiration and cardiac laser catheters for the treatment of blockages in the heart (coronary atherectomy and thrombectomy); and drug delivery catheters for vascular delivery of drugs and diagnostic agents. Our Lead Management (“LM”) products include excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent and service our CVX-300 laser systems.

For the three months ended March 31, 2013, our disposable products generated 86% of our revenue, of which VI accounted for 53% and LM accounted for 47%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Common Stock Offering

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $91.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets. We have no present understandings, commitments or agreements to enter into any acquisitions or make any investments. Pending the application of the net proceeds to these uses, we have invested the net proceeds from this offering in short-term, highly liquid investments which are readily convertible to cash.

Acquisition

In January 2013, we acquired certain products from Upstream Peripheral Technologies Ltd. (“Upstream”). We are marketing these products as the Quick-Access™ Needle Holder and the Quick-Cross Capture™ Guidewire Retriever, included in our VI crossing solutions product category. The products were developed to minimize radiation exposure in peripheral vascular procedures generally and decrease procedure time specifically in retrograde access procedures. In addition to addressing these customer needs, the acquisition of these products extends our product offering in the area of retrograde access tools while leveraging our existing sales organization. We began selling these products in the U.S. and Europe in the first quarter of 2013. See further discussion of the acquisition in Note 2, “Business Combination,” to the condensed consolidated financial statements included in this report.

Medical Device Excise Tax

A Medical Device Excise Tax was enacted into law as part of the Patient Protection and Affordable Care Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices beginning on January 1, 2013. The tax is 2.3% of the taxable base and applies to a substantial majority of our U.S. sales. For the quarter ended March 31, 2013, we incurred $0.5 million of tax, which is recorded in our condensed consolidated statements of comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

Current Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (“IDE”) related to a multi-center, randomized trial to treat in-stent restenosis (“ISR”) in the legs under the study name EXCITE ISR. The study compares laser ablation using our Turbo-Tandem and Turbo Elite laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 318 subjects in the randomized control trial arm of the study at up to 35 active sites in the U.S. Subjects enrolled will be followed at one, six and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation or TLR, at 30 days following the procedure. If the data merit it, we plan to submit a new 510(k) to the FDA based on the six month follow-up data. To date, our primary focus has been increasing enrollment in the study. As of May 1, 2013, 35 sites are approved to enroll in the study and 156 subjects have been enrolled. We have recently initiated discussions with the FDA to explore achievement of an ISR indication prior to full enrollment of the EXCITE ISR study. This may involve use of the PATENT registry, which is discussed below, in combination with patients enrolled in the EXCITE ISR study. We have submitted the adjunct analysis protocol to the FDA and on May 6, 2013, we announced that the FDA has approved our adjunct analysis plan. There is no assurance that the FDA will consider clearance for the ISR indication without full enrollment of the EXCITE ISR study.

In January 2013, we announced final results from the Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, registry. A total of 90 patients were included by December 2011 at five centers in

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Germany. Seventy-three patients were followed through 12 months. The PATENT registry results presented at the Leipzig Interventional Course 2013 in Leipzig, Germany indicated 82% and 52% freedom from TLR at six and 12 months, respectively.

In the results of the PATENT registry, the procedural success rate, defined as achievement of ≤ 30% final residual restenosis from procedure through 30 days following the procedure, was 98.9%, and Cumulative Major Adverse Events (“MAE”s) were 2.2% . The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 38cm with average total lesion length of 12.3cm, and 94.4% were in the superficial femoral artery (SFA).

The PATENT registry serves as a feasibility study for the EXCITE ISR trial. Although we believe the interim PATENT registry results are favorable, these results may not predict the results of the EXCITE ISR trial, a controlled clinical trial. As there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

We are supporting a multi-center, physician-sponsored pilot study in Europe evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with the use of PTX PTA alone in the treatment of in-stent restenosis in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA potentially provides a benefit over PTX PTA alone and to provide data for potential future studies. In April 2013, we announced that the planned enrollment for the PHOTOPAC trial would be expanded from 50 to 125 subjects, who will be followed at one, six and 12 months after the procedure. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. As of May 1, 2013, two sites are approved to enroll in the study and 43 subjects have been enrolled.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Geographical Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. U.S. Medical also includes all expenses for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. As of March 31, 2013 and 2012, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2013		2012
Revenue
United States	$30,791	82%	$27,828	84%
International	6,884	18	5,441	16
Total revenue	$37,675	100%	$33,269	100%

	Three Months Ended March 31,
	2013	2012
Operating income (loss)
United States	$(1,921)	$(420)
International	416	355
Total operating loss	$(1,505)	$(65)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income (Loss) Data

The following table presents selected Consolidated Statements of Comprehensive Income (Loss) data for the three months ended March 31, 2013 and 2012 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

	Three Months Ended March 31,
(Dollars in thousands)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$17,193	46%	$16,411	49%	$782	5%
Lead Management	15,079	40	12,368	37	2,711	22
Total disposable products revenue	32,272	86	28,779	87	3,493	12
Service and other revenue	2,878	8	2,659	8	219	8
Laser equipment revenue:
Equipment sales	1,381	4	591	2	790	134
Rental fees	1,144	3	1,240	4	(96)	(8)
Total laser equipment revenue	2,525	7	1,831	6	694	38
Total revenue	37,675	100	33,269	100	4,406	13
Gross profit	27,356	73	24,301	73	3,055	13
Operating expenses
Selling, general and administrative	22,801	61	20,608	62	2,193	11
Research, development and other technology	5,172	14	3,758	11	1,414	38
Medical device excise tax	522	1	—	—	522	nm
Contingent consideration	202	1	—	—	202	nm
Acquisition-related intangible asset amortization	164	—	—	—	164	nm
Total operating expenses	28,861	77	24,366	73	4,495	18
Operating loss	(1,505)	(4)	(65)	—	(1,440)	2,215
Other income (expense)
Interest (expense) income, net	(4)	—	8	—	(12)	nm
Foreign currency transaction (loss) gain	(25)	—	73	—	(98)	nm
(Loss) income before income taxes	(1,534)	(4)	16	—	(1,550)	nm
Income tax (benefit) expense	(575)	(2)	4	—	(579)	nm
Net (loss) income	$(959)	(3)%	$12	—%	$(971)	nm

Worldwide installed base of laser systems	1,080		1,023		57
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Revenue for the three months ended March 31, 2013 was $37.7 million, a 13% increase as compared with $33.3 million for the three months ended March 31, 2012. Approximately 79% of the increase was due to increased disposables revenue, with the remainder of the increase due to higher equipment sales revenue compared with the three months ended

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

March 31, 2012. Service and other revenue increased 8% over the prior year period and remained at 8% of total revenue in the first quarter of 2013.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 5% (both as reported and on a constant currency basis) (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure) to $17.2 million in the first quarter of 2013 as compared with $16.4 million in the first quarter of 2012. VI revenue includes three product categories: peripheral atherectomy, which increased 15%, crossing solutions, which increased 4%, and coronary atherectomy and thrombus management, which decreased 24%, all compared with the three months ended March 31, 2012. Increased peripheral atherectomy product sales were primarily related to higher sales to office-based physician clinics in the U.S., which contributed to the 16% increase in U.S. peripheral atherectomy sales. Office-based physician clinics, supported by our peripheral artery disease (“PAD”) awareness program, provide increased access for patients at a potentially lower cost to the healthcare system. The growth in crossing solutions product sales was due primarily to sales of the recently acquired Quick-Cross Capture Guidewire Retriever and Quick-Access Needle Holder products. Coronary atherectomy and thrombus management are not currently a strategic priority for us, which is reflected in the decrease in revenue.

LM revenue grew 22% (both as reported and constant currency) to $15.1 million for the three months ended March 31, 2013 as compared with $12.4 million in the three months ended March 31, 2012. In the second quarter of 2012, we initiated the launch of GlideLight, our next generation lead extraction tool, and by March 31, 2013, approximately 67% of our customers had been converted from its predecessor product, the SLS II. In the first quarter of 2013, LM revenue growth was balanced between unit volume growth in both current and new accounts and the incremental revenue from GlideLight conversions. We believe the volume increases are primarily the result of an expanding market for lead extractions due to increasing infection rates, increased indications for lead extraction set forth by the Heart Rhythm Society, and market share gains.

Service and other revenue increased 8%, to $2.9 million in the three months ended March 31, 2013 compared with $2.7 million in the three months ended March 31, 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue increased 38%, to $2.5 million in the three months ended March 31, 2013 compared with $1.8 million in the three months ended March 31, 2012. Equipment sales revenue, which is included in laser equipment revenue, increased 134% as compared with the three months ended March 31, 2012. We sold 15 laser systems (8 new, 7 used) in the first quarter of 2013 as compared with four laser system sales in the first quarter of 2012. Rental revenue decreased 8% as compared with the three months ended March 31, 2012, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 39 laser systems with new customers during the three months ended March 31, 2013 compared with 25 during the three months ended March 31, 2012.  Of these laser placements, 25 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 13 transfers or deployments of remanufactured systems in the first quarter of 2012. The new placements this quarter brought our worldwide installed base of laser systems to 1,080 (804 in the U.S.) as of March 31, 2013, compared to 1,023 (773 in the U.S.) as of March 31, 2012.

On a geographic basis, revenue in the U.S. was $30.8 million during the quarter ended March 31, 2013, an increase of 11% from the prior year first quarter.  International revenue totaled $6.9 million, an increase of 27% from the first quarter of 2012 and an increase of 26% on a constant currency basis.  The increase in international revenue was primarily due to an increase in laser equipment sales revenue in the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. In addition, international VI and LM revenue increased, primarily in Europe and Japan.

Gross margin percentage for the first quarter of 2013 and 2012 was 73%. The additional margin generated by the increased selling price of the GlideLight products and higher production volumes was partially offset by increased laser sales, which carry a lower gross margin percentage than disposable products, in the first quarter of 2013 as compared with the first quarter of 2012. Although they carry a lower gross margin percentage, laser system sales and placements increase our potential to sell higher margin disposable products.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Operating expenses increased 18% to $28.9 million in the three months ended March 31, 2013 compared with $24.4 million in the three months ended March 31, 2012. Operating expenses represented 77% of total revenue in the first quarter of 2013 as compared with 73% of total revenue in the first quarter of 2012.  Operating expenses for the first quarter of 2013 included the medical device excise tax of $0.5 million, contingent consideration expense of $0.2 million and acquisition-related intangible asset amortization of $0.2 million, which are separately disclosed components within operating expenses in our condensed consolidated statements of comprehensive income (loss), further described below.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 11% to $22.8 million in the three months ended March 31, 2013 compared with $20.6 million in the three months ended March 31, 2012.  SG&A expenses represented 61% of revenue in the first quarter of 2013 compared with 62% of revenue in the first quarter of 2012.

Within SG&A, marketing and selling expenses increased $1.3 million, or 8%, compared with the three months ended March 31, 2012, primarily due to the following:

•
A $0.8 million increase in U.S. VI and LM sales and marketing expense, primarily due to the hiring of personnel dedicated to our office-based physician and PAD awareness programs in selected VI sales territories, whose objective is to increase awareness of PAD in the communities they serve; the expansion of our marketing capabilities to include strategy and product portfolio management; and costs associated with the continued launch of the GlideLight lead extraction laser sheath, the initial launch of the products acquired from Upstream, and increased marketing and physician training events.

•	A $0.5 million increase in international sales and marketing expense, primarily due to increased incentive compensation on higher revenue and additional field sales positions.

Also within SG&A, general and administrative expenses increased $0.9 million, or 20%, compared with the three months ended March 31, 2012, with increased personnel expenses primarily due to the hiring of certain senior executives in 2012, an increase in stock compensation expense, an increase in company-wide performance-based incentive compensation expense tied to achievement of goals established at the beginning of the year and an increase in legal and other outside consulting expenses.

Research, development and other technology. Research, development and other technology expenses of $5.2 million for the three months ended March 31, 2013 increased $1.4 million, or 38%, compared with the three months ended March 31, 2012. As a percentage of revenue, research, development and other technology expenses increased to 14% in the first quarter of 2013 from 11% in the first quarter of 2012. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  We expect these expenses to remain at relatively the same percentage of revenue in 2013 as we increase headcount and otherwise expand our overall product development activities. Fluctuations in these costs were as follows:

•
Product development costs increased by nearly $1.6 million compared with the first quarter of 2012 due to increased product development activity, including associated increased headcount, new product consulting and development materials costs, and additional legal costs;

•
Clinical studies costs decreased by approximately $0.2 million compared with the first quarter of 2012 primarily due to the elimination of certain non-recurring and start-up costs incurred in the prior year period.

Medical device excise tax. The first quarter of 2013 included $0.5 million of expense attributed to the Medical Device Excise Tax, which became effective January 1, 2013.

Contingent consideration. As part of the product acquisition described above under “Recent Developments,” we recorded a contingent consideration liability of $6.2 million, representing the estimated fair value of the future contingent

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

payments we expect to make. From the acquisition date to March 31, 2013, we recorded $0.2 million of contingent consideration expense related to the passage of time (i.e., accretion) and made no changes to the underlying estimates used to calculate the initial acquisition date contingent consideration liability. See Note 2, “Business Combination,” of the condensed consolidated financial statements for further discussion.

Acquisition-related intangible asset amortization. As part of the acquisition, we acquired certain core technology intangible assets, which are being amortized over periods from 4 to 12 years. We therefore recorded $0.2 million of amortization expense related to these intangibles in the first quarter of 2013. See Note 2, “Business Combination,” for further discussion.

Other income (expense). Other income (expense) includes interest income and expense and foreign currency transaction gains and losses. Realized gains and losses on foreign currency transactions are primarily due to the cash settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro.

 Income (loss) before income taxes

The pre-tax loss for the three months ended March 31, 2013 was $1.5 million, compared with pre-tax income of $16,000 for the three months ended March 31, 2012.

Income taxes

We continue to maintain a valuation allowance for substantially all of our deferred tax assets including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2013. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We estimated our effective tax rate of approximately 37% for the year ending December 31, 2013 taking into account both domestic and foreign jurisdictions. The income tax benefit recorded during the three months ended March 31, 2013 was based on this estimated effective tax rate, which we evaluate each quarter. The effective tax rate may vary significantly from quarter to quarter, given variability and levels of pre-tax loss and pre-tax income between quarters. Because we continue to maintain a full valuation allowance against substantially all of our deferred tax assets, our effective tax rate is currently lower than it would be if there were no valuation allowance.

By applying our annual estimated effective tax rate to the $1.5 million pretax loss for the three months ended March 31, 2013, we recorded an income tax benefit of $0.6 million. The tax benefit consists of a deferred federal and state income tax benefit, net of current foreign and state income tax expense. We expect to realize the deferred income tax benefit by the end of 2013 because we are projecting net income for the full year 2013.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of taxable income through profitable operations. Due to our history of losses and the lack of sufficient certainty of generating future taxable income, we have recorded a full valuation allowance against substantially all of our deferred tax assets. We do not expect to reduce the valuation allowance against our U.S. deferred tax assets to below 100% of its gross amount until we have a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

Net (loss) income
 As a result of the items discussed above, we recorded a net loss for the three months ended March 31, 2013 of $1.0 million, or $(0.03) per fully diluted share, compared with net income of $12,000, or $0.00 per fully diluted share, in the three months ended March 31, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of comprehensive income (loss) using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 caused an insignificant decrease in consolidated revenue and consolidated net income.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $25.2 million, a decrease of $12.5 million from $37.8 million at December 31, 2012. The decrease in cash and cash equivalents was due primarily to $6.4 million of cash used in operations as described below, and $6.5 million paid to acquire certain products from Upstream.

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $91.8 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets. We have no present understandings, commitments or agreements to enter into any acquisitions or make any investments. Pending the application of the net proceeds to these uses, we have invested the net proceeds from this offering in short-term, highly liquid investments which are readily convertible to cash.

We believe that our cash and cash equivalents, anticipated funds from operations and other sources of liquidity will be sufficient to meet our liquidity requirements for the foreseeable future based on our expected level of operations. However, we may need or seek additional funding earlier than anticipated. In the event that we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We also may sell additional shares of our common stock or other equity or debt securities or enter into credit and financing arrangements with one or more independent institutional lenders. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the three months ended March 31, 2013, cash used in operating activities totaled $6.4 million.  The primary sources and uses of cash were the following:

(1)
Our net loss of $1.0 million included approximately $2.9 million of non-cash expenses, net of a non-cash tax benefit of $0.7 million. Non-cash expenses included $2.6 million of depreciation and amortization, $0.8 million of stock-based compensation and $0.1 million of provision for excess and obsolete inventories.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $8.3 million was primarily due to the following:

•	A decrease in accounts payable and accrued liabilities of $3.2 million, primarily due to the timing of payments of year-end commissions and bonuses tied to pre-established financial objectives;

•	An increase in accounts receivable of approximately $2.5 million, primarily due to higher sales in the last half of the first quarter of 2013 as compared with the fourth quarter of 2012;

•	An increase in equipment held for rental or loan of $1.2 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in inventory of approximately $0.8 million, primarily due to increased sales demand; and

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

•	A decrease in deferred revenue of approximately $0.6 million, due primarily to the timing of collections of deferred service contract revenue.

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

	March 31, 2013	December 31, 2012
Days Sales Outstanding	54	49
Inventory Turns	4.1	4.2

Investing Activities. For the three months ended March 31, 2013, cash used by investing activities was $7.5 million, consisting of $6.5 million of payments for the Upstream product acquisition and capital expenditures of $1.0 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2013 was $1.4 million, comprised entirely of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

We are required to make future payments related to the Upstream acquisition. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. See Note 2, “Business Combination,” of the condensed consolidated financial statements for further discussion.

At March 31, 2013, we had no significant debt or capital lease obligations.

Line of Credit

On February 25, 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $10.0 million as of March 31, 2013.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the three months ended March 31, 2013.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	March 31, 2013			March 31, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$30,791	$—	$30,791	$27,828	11%	11%
International	6,884	(18)	6,866	5,441	27%	26%
Total revenue	$37,675	$(18)	$37,657	$33,269	13%	13%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	March 31, 2013			March 31, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$17,193	$(9)	$17,184	$16,411	5%	5%
Lead Management	15,079	(3)	15,076	12,368	22%	22%
Laser Equipment, Service & Other	5,403	(6)	5,397	4,490	20%	20%
Total revenue	$37,675	$(18)	$37,657	$33,269	13%	13%

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation expense, accrued indemnification costs, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, contingent consideration liabilities and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2012 Annual Report on Form 10-K.  During the first three months of 2013, the only significant change to our critical accounting policies and estimates was as follows:

Valuation of Business Combinations

The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified contingent consideration, we record on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration we may be obligated to make in the future. Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred.

The fair value of identifiable intangible assets uses management estimates and judgments based on market participant assumptions. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of milestones could result in different fair value estimates of our net tangible and intangible assets and related amortization expense in current and future periods.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, as well as changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See Note 2, “Business Combination,” of the condensed consolidated financial statements for further discussion.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three months ended March 31, 2013 as compared with the three months ended March 31, 2012 caused an insignificant decrease in consolidated revenue and net income.

Based on our overall foreign currency exchange rate exposure as of March 31, 2013, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three months ended March 31, 2013 of approximately $0.5 million.

The current macroeconomic environment is highly volatile, and continuing instability in global markets, including the ongoing turmoil in Europe related to sovereign debt issues and the stability of the euro, has contributed to a global economic downturn. During the three months ended March 31, 2013, 14% of our revenue was generated in Europe. The ongoing financial crisis in the eurozone could impact our revenues and indirect credit exposure to certain of those governments through their public hospitals. We are actively monitoring the situations in these countries.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 9, “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.           Exhibits

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

The Spectranetics Corporation
(Registrant)

May 9, 2013	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

May 9, 2013	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer