Form 10-Q
period 2013-06-30
SPECTRANETICS CORP
filed 2013-08-01
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

June 30, 2013

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

As of July 26, 2013, there were 40,824,650 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$119,356	$37,775
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $594 and $589, respectively	23,429	19,945
Inventories, net	10,812	9,288
Deferred income taxes, net	1,111	313
Prepaid expenses and other current assets	3,125	2,506
Total current assets	157,833	69,827
Property and equipment, net	26,346	27,006
Goodwill	14,846	13,296
Other intangible assets, net	10,595	20
Other assets	591	620
Total assets	$210,211	$110,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,998	$1,996
Accrued liabilities	15,441	16,001
Deferred revenue	1,919	2,196
Total current liabilities	19,358	20,193
Accrued liabilities, net of current portion	1,065	991
Contingent consideration, net of current portion	6,054	—
Deferred income taxes	1,057	888
Total liabilities	27,534	22,072
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 40,740,521 and 34,887,763 shares, respectively	41	35
Additional paid-in capital	278,858	183,140
Accumulated other comprehensive loss	(675)	(618)
Accumulated deficit	(95,547)	(93,860)
Total stockholders’ equity	182,677	88,697
Total liabilities and stockholders’ equity	$210,211	$110,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$39,453	$35,035	$77,128	$68,304
Cost of products sold	10,625	9,520	20,944	18,488
Gross profit	28,828	25,515	56,184	49,816
Operating expenses:
Selling, general and administrative	23,065	20,355	45,866	40,963
Research, development and other technology	5,484	4,195	10,656	7,953
Medical device excise tax	509	—	1,031	—
Contingent consideration	202	—	404	—
Acquisition-related intangible asset amortization	246	—	410	—
Total operating expenses	29,506	24,550	58,367	48,916
Operating (loss) income	(678)	965	(2,183)	900
Other income (expense):
Interest income (expense), net	6	(2)	2	6
Foreign currency transaction loss	—	(114)	(25)	(41)
Other income, net	8	—	8	—
Total other income (expense)	14	(116)	(15)	(35)
(Loss) income before income taxes	(664)	849	(2,198)	865
Income tax expense (benefit)	64	213	(511)	217
Net (loss) income	$(728)	$636	$(1,687)	$648

Net (loss) income per share —
Basic	$(0.02)	$0.02	$(0.05)	$0.02
Diluted	$(0.02)	$0.02	$(0.05)	$0.02

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	126	(275)	$(57)	$(155)
Comprehensive (loss) income, net of tax	$(602)	$361	$(1,744)	$493

Weighted average common shares outstanding —
Basic	38,768,969	34,271,279	36,874,780	34,127,007
Diluted	38,768,969	35,529,492	36,874,780	35,324,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,687)	$648
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,234	4,954
Stock-based compensation expense	1,645	1,404
Provision for excess and obsolete inventories	138	96
Deferred income taxes	(605)	128
Accrued indemnification costs	—	(3,041)
Net change in operating assets and liabilities	(9,054)	(8,479)
Net cash used in operating activities	(4,329)	(4,290)
Cash flows from investing activities:
Capital expenditures	(1,665)	(1,664)
Acquisition-related payments	(6,500)	(7,727)
Net cash used in investing activities	(8,165)	(9,391)
Cash flows from financing activities:
Net proceeds from stock offering	92,037	—
Proceeds from the exercise of stock options and employee stock purchase plan	2,042	1,674
Net cash provided by financing activities	94,079	1,674
Effect of exchange rate changes on cash	(4)	28
Net increase (decrease) in cash and cash equivalents	81,581	(11,979)
Cash and cash equivalents at beginning of period	37,775	39,638
Cash and cash equivalents at end of period	$119,356	$27,659
Supplemental disclosures of cash flow information:
Cash paid for interest	$22	$34
Cash paid for income taxes	$283	$130

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

A medical device excise tax was enacted into law as part of the Patient Protection and Affordable Care Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices beginning on January 1, 2013. The tax is 2.3% of the taxable base and applies to a substantial majority of the Company’s U.S. sales. For the three and six months ended June 30, 2013, the Company incurred $0.5 million and $1.0 million of excise tax, respectively, which is recorded in the condensed consolidated statements of comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

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

NOTE 2 — BUSINESS COMBINATION

On January 7, 2013, the Company acquired certain products from Upstream Peripheral Technologies Ltd. (“Upstream”). Prior to the acquisition, these products had generated no revenue. The primary reason for the acquisition was to address customer needs by extending the Company’s product offering in the area of retrograde access tools and leveraging its existing sales organization. The Company began selling these products in the U.S. and Europe in February and March 2013, respectively. Revenue from these products has been included in the Company’s consolidated financial statements from the date of acquisition. Transaction costs associated with this acquisition of approximately $0.3 million were primarily incurred in the fourth quarter of 2012.

Total consideration includes an initial $5.5 million at closing of the transaction, $1.0 million at the time of transfer of product, manufacturing and regulatory related documentation (which payment was made in February 2013), and additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs, subject to an overall cap of $35.5 million.

The Company accounted for the acquisition as a business combination and recorded the assets acquired and the estimated future consideration obligations at their respective fair values as of the acquisition date. The components of the aggregate purchase price for the acquisition were as follows (in thousands):

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

The aggregate purchase price was allocated to the net assets acquired as follows (in thousands):

	Amount assigned	Amortization period (in years)
Tangible assets (inventory and fixed assets)	$100
Amortizable intangible assets:
Acquired core technologies	10,600	12
Non-compete agreement	400	4
Goodwill	1,550
Total purchase price	$12,650

The acquired core technology intangible assets consist of technical processes, intellectual property and know-how with respect to the products and processes acquired, and are being amortized on a straight-line basis over their assigned estimated useful lives. The Company primarily used the discounted cash flow model approach to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by U.S. GAAP.

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

Had the Company acquired the Upstream products at the beginning of 2012, net income would have been reduced from $0.6 million to $0.3 million for the three months ended June 30, 2012 and from $0.6 million to $0.0 million for the six months ended June 30, 2012, respectively, taking into account amortization and contingent consideration expense associated with the acquisition. No revenue has been assumed for 2012 as the Upstream products were not commercially available at that time.

Contingent Consideration

As discussed above, this acquisition involves contingent consideration arrangements. From the acquisition date to June 30, 2013, the Company recorded $0.4 million of contingent consideration expense related to the passage of time (i.e. accretion) and made no changes to the underlying estimates used to calculate the initial acquisition date contingent consideration liability.

As of June 30, 2013, the Company believes that the range of future contingent consideration (undiscounted) that the Company will likely be required to make related to the manufacturing milestone, the intellectual property milestones and the revenue earn-out is between $6 million and $13 million.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$4,219	$2,573
Work in process	2,637	1,887
Finished goods	3,956	4,828
	$10,812	$9,288

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Equipment held for rental or loan	$40,515	$40,180
Manufacturing equipment and computers	22,990	22,888
Leasehold improvements	5,279	5,024
Furniture and fixtures	2,107	2,102
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(46,091)	(44,734)
	$26,346	$27,006

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll and employee-related expenses	$7,944	$9,951
Accrued taxes	1,058	1,003
Deferred rent	987	800
Accrued clinical study expense	617	671
Employee stock purchase plan	605	602
Accrued royalties	517	528
Contingent consideration, current portion	500	—
Accrued legal costs	334	489
Other accrued expenses	3,944	2,948
Less: long-term portion	(1,065)	(991)
Accrued liabilities: current portion	$15,441	$16,001

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2013 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2012	$6,925	$6,371	$13,296
Additional goodwill (Note 2)	1,240	310	1,550
Balance as of June 30, 2013	$8,165	$6,681	$14,846

Acquired intangible assets consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Acquired core technologies (Note 2)	$10,600	$—
Non-compete agreement (Note 2)	400	—
Patents	4,273	4,273
Less: accumulated amortization	(4,678)	(4,253)
	$10,595	$20

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis as of December 31, 2012 to indicate that the amount of goodwill or other intangible assets may not be recoverable.

NOTE 5 — COMMON STOCK OFFERING

On May 1, 2013, the Company completed an offering of 5,462,500 shares of its common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. The Company received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering expenses (approximately $0.4 million) paid by the Company.

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through June 30, 2013 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At June 30, 2013, there were 1.9 million shares available for future issuance under these plans.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $0.8 million and $0.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

For all options that are not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers, hedging and pledging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and six months ended June 30, 2013 and 2012, respectively, using the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected life (years)	5.85	5.90	5.86	5.90
Risk-free interest rate	1.38%	0.73%	0.89%	0.76%
Expected volatility	65.73%	66.41%	65.67%	66.50%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended June 30, 2013 and 2012 was $11.04 and $5.82, respectively, and during the six months ended June 30, 2013 and 2012 was $10.21 and $5.72, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,263,830	$7.02
Granted	50,881	17.47
Exercised	(289,490)	5.85
Canceled	(37,187)	8.54
Options outstanding at June 30, 2013	2,988,034	$7.29	6.76	$34,019,272
Options exercisable at June 30, 2013	1,832,595	$6.44	5.70	$22,423,639

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $18.68 as of June 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of June 30, 2013 totaled approximately 1.8 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $3.6 million and $2.4 million during the six months ended June 30, 2013 and 2012, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock award activity during the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	48,632	$9.87
Awarded	22,190	18.93
Vested/Released	(48,632)	9.87
Restricted stock awards outstanding at June 30, 2013	22,190	$18.93

The following table summarizes restricted stock unit activity during the six months ended June 30, 2013:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2013	126,350	$—
Vested/Released	(34,200)	—
Restricted stock units outstanding at June 30, 2013	92,150	$—	1.16	$1,721,362

As of June 30, 2013, there was $4.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 13.37% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended June 30, 2013 and 2012, the Company recognized $107,000 and $62,000, respectively, and for the six months ended June 30, 2013 and 2012 the Company recognized $196,000 and $140,000, respectively, of compensation expense related to the ESPP.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — NET (LOSS) INCOME PER SHARE

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

Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2013 as shares issuable upon the exercise of stock options and the vesting of restricted stock were anti-dilutive as a result of the net losses incurred for those periods.  As a result, the stock options and restricted stock outstanding representing 1.9 million weighted average shares for the three and six months ended June 30, 2013 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

For the three and six months ended June 30, 2012, a weighted average of 0.8 million stock options in each period were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

A summary of the net (loss) income per share calculation is shown below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(728)	$636	$(1,687)	$648
Common shares outstanding:
Historical common shares outstanding at beginning of period	35,053,311	34,098,666	34,839,131	33,883,378
Weighted average common shares issued	3,715,658	172,613	2,035,649	243,629
Weighted average common shares outstanding — basic	38,768,969	34,271,279	36,874,780	34,127,007
Effect of dilution — stock options	—	1,258,213	—	1,197,469
Weighted average common shares outstanding — diluted	38,768,969	35,529,492	36,874,780	35,324,476
Net (loss) income per share — basic and diluted	$(0.02)	$0.02	$(0.05)	$0.02

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

U. S. Medical

This segment includes customers located in the United States and Canada. Products offered by this segment include single-use medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the U.S. Food and Drug Administration (“FDA”) as well as from Health Canada. At June 30, 2013, the Company’s products were used in multiple vascular procedures, including peripheral atherectomy, crossing arterial blockages, coronary atherectomy and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this operating segment. For the three and six months ended June 30, 2013 and 2012, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $2.2 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively, and $3.8 million for each of the six month periods ended June 30, 2013 and 2012.  Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
U.S. Medical:
Disposable products	$28,239	$25,829	$55,188	$49,966
Service and other, net of allowance for sales returns	2,524	2,217	5,032	4,547
Equipment sales and rentals	1,547	1,117	2,881	2,478
Subtotal	32,310	29,163	63,101	56,991
International Medical:
Disposable products	5,736	5,117	11,059	9,759
Service and other, net of allowance for sales returns	364	298	734	627
Equipment sales and rentals	1,043	457	2,234	927
Subtotal	7,143	5,872	14,027	11,313
Total revenue	$39,453	$35,035	$77,128	$68,304

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment operating (loss) income:
U.S. Medical	$(625)	$469	$(2,546)	$49
International Medical	(53)	496	363	851
Total operating (loss) income	$(678)	$965	$(2,183)	$900

	As of June 30, 2013	As of December 31, 2012

Segment assets:
U.S. Medical	$192,709	$95,181
International Medical	17,502	15,588
Total assets	$210,211	$110,769

For the six months ended June 30, 2013 and 2012, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue in the six months ended June 30, 2013 or 2012.

Revenue by Product Line

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Revenue
Disposable products revenue:
Vascular intervention	$18,897	$17,420	$36,090	$33,831
Lead management	15,078	13,526	30,157	25,894
Total disposable products revenue	33,975	30,946	66,247	59,725
Service and other, net of allowance for sales returns	2,888	2,515	5,766	5,174
Equipment sales and rentals	2,590	1,574	5,115	3,405
Total revenue	39,453	35,035	77,128	68,304

NOTE 9 — INCOME TAXES

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

The Company recorded an income tax provision of $0.1 million for the three months ended June 30, 2013, consisting of current foreign and state income tax expense. For the six months ended June 30, 2013, the Company recorded an income tax benefit of $0.5 million, consisting of a deferred federal and state income tax benefit, net of current foreign and state income tax

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

expense. The deferred federal and state benefit represents the amount of tax benefit the Company expects to realize by the end of 2013 related to its year-to-date loss.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Indemnification of Former Officer

The Company is generally obligated to indemnify its present and former directors and officers against certain losses and to advance their reasonable legal defense expenses, including in connection with a federal investigation. The Company maintains insurance for claims of this nature, which does not apply in all such circumstances, may be denied or may not be adequate to cover the legal costs or any settlement or judgment in connection with those proceedings.

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

The Company has no amounts accrued for the Fox or Sopkin lawsuits.

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

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. During the six months ended June 30, 2013, approximately 67% of our disposable product revenue was from products used in connection with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

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

For the six months ended June 30, 2013, our disposable products generated 86% of our revenue, of which VI accounted for 54% and LM accounted for 46%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Common Stock Offering

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92 million, after deducting underwriting discounts and commissions and offering expenses paid by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets.

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

Medical Device Excise Tax

A medical device excise tax was enacted into law as part of the Patient Protection and Affordable Care Act of 2010 and imposes an excise tax on medical device manufacturers on their sales in the U.S of certain devices beginning on January 1, 2013. The tax is 2.3% of the taxable base and applies to a substantial majority of our U.S. sales. For the three and six months ended June 30, 2013, we incurred $0.5 million and $1.0 million of excise tax, respectively, which is recorded in our condensed consolidated statements of comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

Current Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (“IDE”) related to a multi-center, randomized trial to treat in-stent restenosis (“ISR”) in the legs under the study name EXCITE ISR. The study compares laser ablation using our Turbo-Tandem and Turbo Elite laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 318 subjects in the randomized control trial arm of the study at up to 35 active sites in the U.S. Subjects enrolled will be followed at one, six and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation or TLR, at 30 days following the procedure. If the data merit it, we plan to submit a new 510(k) to the FDA based on the six month follow-up data. To date, our primary focus has been increasing enrollment in the study. As of July 29, 2013, 35 sites are approved to enroll in the study and 186 subjects have been enrolled. On May 6, 2013, we received approval from the FDA for an adjunct analysis plan that allows us to explore achievement of an ISR indication prior to full enrollment of the EXCITE ISR study. This may involve use of the PATENT registry, which is discussed below, in combination with patients enrolled in the EXCITE ISR study. There is no assurance that the FDA will consider clearance for the ISR indication without full enrollment of the EXCITE ISR study.

In January 2013, we presented preliminary results from the Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, registry. A total of 90 patients were included by December 2011 at five centers in Germany. Seventy-three patients were followed through 12 months. The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 38cm with average total lesion length of 12.3cm, and 94.4% were in the superficial femoral artery (“SFA”).

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

The results of the PATENT registry are being reviewed and finalized for publication in a medical journal later this year. The design of the PATENT registry was similar to the design of the treatment arm of the EXCITE ISR trial, and the PATENT results exceeded the expected freedom from TLR rate.

We believe the PATENT registry serves as a feasibility study for the EXCITE ISR trial. Although we believe the interim PATENT registry results are favorable, these results may not predict the results of the EXCITE ISR trial, a controlled clinical trial. As there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

We are supporting a multi-center, physician-sponsored pilot study in Europe evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with the use of PTX PTA alone in the treatment of in-stent restenosis in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for the use of PTX PTA with laser, but to determine whether the use of laser with PTX PTA potentially provides a benefit over PTX PTA alone and to provide data for potential future studies. In April 2013, we announced that the planned enrollment for the PHOTOPAC trial would be expanded. We now plan to expand the study from 50 to 145 subjects, who will be followed at one, six, 12 and 24 months after the procedure. We are in the process of initiating several new European sites. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. As of July 29, 2013, two sites are approved to enroll in the study and 48 subjects have been enrolled.

Results of Operations

Financial Results by Geographical Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America and Puerto Rico. U.S. Medical also includes all expenses for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three and six months ended June 30, 2013 and 2012, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Revenue
United States	$32,310	82%	$29,163	83%	$63,101	82%	$56,991	83%
International	7,143	18	5,872	17	14,027	18	11,313	17
Total revenue	$39,453	100%	$35,035	100%	$77,128	100%	$68,304	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating (loss) income
United States	$(625)	$469	$(2,546)	$49
International	(53)	496	363	851
Total operating (loss) income	$(678)	$965	$(2,183)	$900

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income (Loss) Data

The following table presents selected Consolidated Statements of Comprehensive Income (Loss) data for the three months ended June 30, 2013 and 2012 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

	Three Months Ended June 30,
(Dollars in thousands)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$18,897	48%	$17,420	50%	$1,477	8%
Lead Management	15,078	38	13,526	39	1,552	11
Total disposable products revenue	33,975	86	30,946	88	3,029	10
Service and other revenue	2,888	7	2,515	7	373	15
Laser equipment revenue:
Equipment sales	1,395	4	409	1	986	241
Rental fees	1,195	3	1,165	3	30	3
Total laser equipment revenue	2,590	7	1,574	4	1,016	65
Total revenue	39,453	100	35,035	100	4,418	13
Gross profit	28,828	73	25,515	73	3,313	13
Operating expenses
Selling, general and administrative	23,065	58	20,355	58	2,710	13
Research, development and other technology	5,484	14	4,195	12	1,289	31
Medical device excise tax	509	1	—	—	509	nm
Contingent consideration	202	1	—	—	202	nm
Acquisition-related intangible asset amortization	246	1	—	—	246	nm
Total operating expenses	29,506	75	24,550	70	4,956	20
Operating (loss) income	(678)	(2)	965	3	(1,643)	(170)
Other income (expense)
Interest income (expense), net	6	—	(2)	—	8	nm
Foreign currency transaction loss	—	—	(114)	—	114	nm
Other income, net	8	—	—	—	8	nm
(Loss) income before income taxes	(664)	(2)	849	2	(1,513)	nm
Income tax expense	64	—	213	1	(149)	nm
Net (loss) income	$(728)	(2)%	$636	2%	$(1,364)	nm

Worldwide installed base of laser systems	1,105		1,037		68
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue for the three months ended June 30, 2013 was $39.5 million, a 13% increase as compared with $35.0 million for the three months ended June 30, 2012. Approximately 70% of the increase was due to increased disposables revenue, with the remainder of the increase due to higher equipment sales and service revenue compared with the three months ended June 30, 2012.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 8% (9% on a constant currency basis) (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure) to $18.9 million for the second quarter of 2013 as compared with $17.4 million in the second quarter of 2012. VI revenue includes three product categories: peripheral atherectomy, which increased 16%, crossing solutions, which increased 4%, and coronary atherectomy and thrombus management, which decreased 7%, all compared with the three months ended June 30, 2012. Increased peripheral atherectomy product sales were primarily related to unit volume increases supported, to a lesser extent, by a price increase on our Turbo Elite® catheters. The unit volume increases were largely due to higher sales to office-based physician clinics in the U.S., which contributed to a 19% increase in U.S. peripheral atherectomy sales. Office-based physician clinics, supported by our peripheral artery disease (“PAD”) awareness program, provide increased access for patients at a potentially lower cost to the healthcare system. Recently, the Center for Medicare and Medicaid Services (“CMS”) proposed reimbursement changes. The proposed changes would increase hospital outpatient reimbursement for procedures involving our peripheral and coronary atherectomy products, and would decrease reimbursement for procedures in an office-based facility. The proposed rules are currently in a comment period and are expected to be finalized or modified on or around November 1, 2013 and to be effective on January 1, 2014. Adoption of the revised reimbursement rules as proposed may have a significant impact on office-based clinics. Any adverse impact to office-based clinics may be mitigated by a shift of procedures to the outpatient hospital setting, where we also have a strong sales presence. We cannot determine the impact of these changes on our revenues or results of operations, which will depend on the final rules and changes in clinical practice, the location of procedures and any shift in procedure volumes. The growth in crossing solutions product sales was due primarily to sales of the recently acquired Quick-Cross Capture Guidewire Retriever and Quick-Access Needle Holder products. Coronary atherectomy and thrombus management are not currently strategic priorities for us, which is reflected in the decrease in revenue for these products.

LM revenue grew 11% (both as reported and on a constant currency basis) to $15.1 million for the three months ended June 30, 2013 as compared with $13.5 million for the three months ended June 30, 2012. We are on track with the product launch of the GlideLight product, our next generation lead extraction tool, which was launched in the second quarter of 2012 as an upgrade from its predecessor product, the SLS II. Due to its increased functionality, GlideLight carries a higher selling price than the SLS II. As we moved into the latter stages of GlideLight account conversions, our sales efforts in the second quarter of 2013 were focused on lower volume accounts. In the second quarter of 2013, LM revenue growth was primarily due to the incremental revenue from GlideLight conversions.

Service and other revenue increased 15% to $2.9 million for the three months ended June 30, 2013 compared with $2.5 million for the three months ended June 30, 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue increased 65%, to $2.6 million in the three months ended June 30, 2013 compared with $1.6 million for the three months ended June 30, 2012. We sold 14 laser systems (9 new, 5 used) in the second quarter of 2013 as compared with three laser system sales in the second quarter of 2012. Rental revenue increased 3% as compared with the three months ended June 30, 2012, primarily due to an increase in straight rentals.

We placed 48 laser systems with new customers during the three months ended June 30, 2013 compared with 28 during the three months ended June 30, 2012.  The increased placements were primarily due to increased demand in the U.S. and Japan. Of these laser placements, 23 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 14 transfers or deployments of remanufactured systems in the second quarter of 2012. The new placements this quarter brought our worldwide installed base of laser systems to 1,105 (816 in the U.S.) as of June 30, 2013, compared to 1,037 (777 in the U.S.) as of June 30, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

On a geographic basis, revenue in the U.S. was $32.3 million for the three months ended June 30, 2013, an increase of 11% from the three months ended June 30, 2012.  International revenue totaled $7.1 million, an increase of 22% from the second quarter of 2012 on both an as reported and constant currency basis.  The increase in international revenue was due in approximately equal measure to an increase in LM disposables revenue, primarily in Europe and Japan, and an increase in laser equipment sales revenue in Japan.

Gross margin percentage for both the second quarter of 2013 and 2012 was 73%. The additional margin generated by the increased selling price of the GlideLight and Turbo Elite products and higher production volumes in the second quarter of 2013 was offset by increased laser sales, which carry a lower gross margin percentage than disposable products. Although they carry a lower gross margin percentage, laser system sales and placements have historically resulted in increased sales of higher margin disposable products.

Operating expenses

Operating expenses increased 20% to $29.5 million in the three months ended June 30, 2013 compared with $24.6 million for the three months ended June 30, 2012. Operating expenses represented 75% of total revenue for the second quarter of 2013 as compared with 70% of total revenue for the second quarter of 2012.  Operating expenses for the second quarter of 2013 included $0.9 million of operating expenses that were not incurred in 2012. These expenses included the medical device excise tax, contingent consideration expense and acquisition-related intangible asset amortization. These and other operating expense changes are further described below.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 13% to $23.1 million for the three months ended June 30, 2013 compared with $20.4 million for the three months ended June 30, 2012.  SG&A expenses represented 58% of revenue for both the second quarter of 2013 and 2012.

Within SG&A, marketing and selling expenses increased $2.5 million, or 16%, compared with the three months ended June 30, 2012, primarily due to the following:

•
A $1.9 million increase in U.S. VI and LM sales and marketing expense, primarily due to an increase in our field sales team; costs associated with the continued conversions of customers to the GlideLight lead extraction laser sheath, including simulator training costs; increased marketing and physician training events; and outside consulting expenses related to a strategic analysis of our field sales team’s deployment.

•	A $0.6 million increase in international sales and marketing expense, primarily due to increased incentive compensation on higher revenue and additional field sales positions.

Also within SG&A, general and administrative expenses increased $0.2 million, or 4%, compared with the three months ended June 30, 2012, with increased personnel expenses primarily due to the hiring of certain senior executives in 2012 and an increase in insurance expense.

Research, development and other technology. Research, development and other technology expenses of $5.5 million for the three months ended June 30, 2013 increased $1.3 million, or 31%, compared with the three months ended June 30, 2012. As a percentage of revenue, research, development and other technology expenses increased to 14% in the second quarter of 2013 from 12% in the second quarter of 2012. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.  We expect these expenses to remain at relatively the same percentage of revenue in the second half of 2013 as we increase headcount and otherwise expand our overall product development activities. Fluctuations in these costs were as follows:

•
Product development costs increased by approximately $1.5 million compared with the second quarter of 2012 due to increased product development activity, including associated increased headcount, and additional patent-related legal costs;

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

•
Clinical studies costs decreased by approximately $0.2 million compared with the second quarter of 2012, primarily due to the elimination of certain non-recurring costs incurred in the prior year period.

Medical device excise tax. The second quarter of 2013 included $0.5 million of expense attributed to the medical device excise tax, which became effective January 1, 2013.

Contingent consideration. As part of the product acquisition described above under “Recent Developments,” we recorded a contingent consideration liability of $6.2 million, representing the estimated fair value of the future contingent payments we expect to make. For the three months ended June 30, 2013, we recorded $0.2 million of contingent consideration expense related to the increase in that liability due to the passage of time (i.e., accretion) and made no changes to the underlying estimates used to calculate the initial acquisition date contingent consideration liability. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Acquisition-related intangible asset amortization. As part of the product acquisition, we acquired certain core technology intangible assets, which are being amortized over periods from four to 12 years. We therefore recorded $0.2 million of amortization expense related to these intangibles in the second quarter of 2013. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

 Income (loss) before income taxes

The pre-tax loss for the three months ended June 30, 2013 was $0.7 million, compared with pre-tax income of $0.8 million for the three months ended June 30, 2012.

Income taxes

We continue to maintain a valuation allowance for substantially all of our deferred tax assets, including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2013. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded an income tax provision of $0.1 million for the three months ended June 30, 2013, consisting of current foreign and state income tax expense.

We estimated our effective tax rate for the year ending December 31, 2013, taking into account both domestic and foreign jurisdictions. Each quarter, we evaluate the effective tax rate, which may vary significantly from quarter to quarter, given variability and levels of pre-tax loss and pre-tax income between quarters. In addition, in interim periods that result in pre-tax losses, we limit the amount of tax benefit we recognize to the amount we expect to be able to realize during the year.

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

Net (loss) income
 As a result of the items discussed above, we recorded a net loss for the three months ended June 30, 2013 of $0.7 million, or $(0.02) per share, compared with net income of $0.6 million, or $0.02 per fully diluted share, for the three months ended June 30, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of comprehensive income (loss) using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended June 30, 2013 as compared with the three months ended June 30, 2012 caused an insignificant increase in consolidated revenue and consolidated net income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income (Loss) Data

The following table presents selected Consolidated Statements of Comprehensive Income (Loss) data for the six months ended June 30, 2013 and 2012 based on the percentage of revenue for each line item, as well as the dollar and percentage change of each of the items.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

	Six Months Ended June 30,
(Dollars in thousands)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$36,090	47%	$33,831	50%	$2,259	7%
Lead Management	30,157	39	25,894	38	4,263	16
Total disposable products revenue	66,247	86	59,725	87	6,522	11
Service and other revenue	5,766	7	5,174	8	592	11
Laser equipment revenue:
Equipment sales	2,776	4	1,000	1	1,776	178
Rental fees	2,339	3	2,405	4	(66)	(3)
Total laser equipment revenue	5,115	7	3,405	5	1,710	50
Total revenue	77,128	100	68,304	100	8,824	13
Gross profit	56,184	73	49,816	73	6,368	13
Operating expenses
Selling, general and administrative	45,866	59	40,963	60	4,903	12
Research, development and other technology	10,656	14	7,953	12	2,703	34
Medical device excise tax	1,031	1	—	—	1,031	nm
Contingent consideration	404	1	—	—	404	nm
Acquisition-related intangible asset amortization	410	1	—	—	410	nm
Total operating expenses	58,367	76	48,916	72	9,451	19
Operating (loss) income	(2,183)	(3)	900	1	(3,083)	(343)
Other income (expense)
Interest income, net	2	—	6	—	(4)	(67)
Foreign currency transaction loss	(25)	—	(41)	—	16	nm
Other income, net	8	—	—	—	8	nm
(Loss) income before income taxes	(2,198)	(3)	865	1	(3,063)	nm
Income tax (benefit) expense	(511)	(1)	217	—	(728)	nm
Net (loss) income	$(1,687)	(2)%	$648	1%	$(2,335)	nm

Worldwide installed base of laser systems	1,105		1,037		68
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue for the six months ended June 30, 2013 was $77.1 million, a 13% increase as compared with $68.3 million for the six months ended June 30, 2012. Approximately 74% of the increase was due to increased disposables revenue, with the remainder of the increase due to higher equipment sales and service revenue compared with the six months ended June 30, 2012.

VI revenue increased 7% (both as reported and on a constant currency basis) to $36.1 million for the first six months of 2013 as compared with $33.8 million for the first six months of 2012. Peripheral atherectomy increased 15%, crossing solutions increased 4%, and coronary atherectomy and thrombus management decreased 16%, all compared with the first six months ended June 30, 2012. Increased peripheral atherectomy product sales were primarily related to unit volume increases supported, to a lesser extent, by a price increase on our Turbo Elite catheters. The unit volume increases were largely due to higher sales to office-based physician clinics in the U.S., which contributed to a 17% increase in U.S. peripheral atherectomy sales. Office-based physician clinics, supported by our PAD awareness program, provide increased access for patients at a potentially lower cost to the healthcare system. As discussed above, CMS proposed reimbursement changes. The proposed changes would increase hospital outpatient reimbursement for procedures involving our peripheral and coronary atherectomy products, and would decrease reimbursement for procedures in an office-based facility. The proposed rules are currently in a comment period and are expected to be finalized or modified on or around November 1, 2013 and to be effective on January 1, 2014. Adoption of the revised reimbursement rules as proposed may have a significant impact on office-based clinics. Any adverse impact to office-based clinics may be mitigated by a shift of procedures to the outpatient hospital setting, where we also have a strong sales presence. We cannot determine the impact of these changes on our revenues or results of operations, which will depend on the final rules and changes in clinical practice, the location of procedures and any shift in procedure volumes. The growth in crossing solutions product sales was due primarily to sales of the recently acquired Quick-Cross Capture Guidewire Retriever and Quick-Access Needle Holder products. Coronary atherectomy and thrombus management are not currently strategic priorities for us, which is reflected in the decrease in revenue for these products.

LM revenue grew 16% (both as reported and on a constant currency basis) to $30.2 million for the six months ended June 30, 2013 as compared with $25.9 million for the six months ended June 30, 2012. We are on track with the product launch of the GlideLight product, our next generation lead extraction tool, which was launched in the second quarter of 2012 as an upgrade from its predecessor product, the SLS II. Due to its increased functionality, GlideLight carries a higher selling price than the SLS II. In the first six months of 2013, LM revenue growth was primarily due to the incremental revenue from GlideLight conversions.

Service and other revenue increased 11%, to $5.8 million for the six months ended June 30, 2013 compared with $5.2 million for the six months ended June 30, 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue increased 50%, to $5.1 million in the six months ended June 30, 2013 compared with $3.4 million in the six months ended June 30, 2012. We sold 29 laser systems (16 new, 13 used) in the first six months of 2013 as compared with seven laser system sales in the first six months of 2012. Rental revenue decreased 3% as compared with the six months ended June 30, 2012, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 87 laser systems with new customers during the six months ended June 30, 2013 compared with 53 during the six months ended June 30, 2012.  The increase in laser placements was primarily due to increased demand in the U.S. and Japan. Of these laser placements, 48 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 27 transfers or deployments of remanufactured systems in the first six months of 2012. The new placements this quarter brought our worldwide installed base of laser systems to 1,105 (816 in the U.S.) as of June 30, 2013, compared to 1,037 (777 in the U.S.) as of June 30, 2012.

On a geographic basis, revenue in the U.S. was $63.1 million for the six months ended June 30, 2013, an increase of 11% from the prior year period.  International revenue totaled $14.0 million, an increase of 24% from the first six months of 2012, both on an as reported and constant currency basis.  The increase in international revenue was primarily due to an

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

increase in laser equipment sales in Japan in the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. In addition, international LM revenue increased, primarily in Europe and Japan.

Gross margin percentage for both the six months ended June 30, 2013 and 2012 was 73%. The additional margin generated by the increased selling price of the GlideLight and Turbo Elite products and higher production volumes in the first six months of 2013 was offset by increased laser sales, which carry a lower gross margin percentage than disposable products. Although they carry a lower gross margin percentage, laser system sales and placements have historically resulted in increased sales of higher margin disposable products.

Operating expenses

Operating expenses increased 19% to $58.4 million for the six months ended June 30, 2013 compared with $48.9 million for the six months ended June 30, 2012. Operating expenses represented 76% of total revenue for the first six months of 2013 as compared with 72% of total revenue for the first six months of 2012.  Operating expenses for the first six months of 2013 included $1.8 million of operating expenses that were not incurred in 2012. These expenses included the medical device excise tax, contingent consideration expense and acquisition-related intangible asset amortization. These and other operating expense changes are further described below.

Selling, general and administrative. SG&A expenses increased 12% to $45.9 million for the six months ended June 30, 2013 compared with $41.0 million for the six months ended June 30, 2012.  SG&A expenses represented 59% of revenue for the first six months of 2013 compared with 60% of revenue for the first six months of 2012.

Within SG&A, marketing and selling expenses increased $3.9 million, or 12%, compared with the six months ended June 30, 2012, primarily due to the following:

•
A $2.7 million increase in U.S. VI and LM sales and marketing expense, primarily due to an increase in our field sales team and higher commissions expense due to higher revenue; the expansion of our marketing capabilities to include strategy and product portfolio management; costs associated with the continued launch of the GlideLight lead extraction laser sheath, the initial launch of the products acquired from Upstream, and increased marketing and physician training events; and outside consulting expenses related to a strategic analysis of our field sales team’s deployment.

•	A $1.2 million increase in international sales and marketing expense, primarily due to increased incentive compensation on higher revenue and additional field sales positions.

Also within SG&A, general and administrative expenses increased $1.0 million, or 11%, compared with the six months ended June 30, 2012, with increased personnel expenses primarily due to the hiring of certain senior executives in 2012, and an increase in insurance, compliance and software support costs.

Research, development and other technology. Research, development and other technology expenses of $10.7 million for the six months ended June 30, 2013 increased $2.7 million, or 34%, compared with the six months ended June 30, 2012. As a percentage of revenue, research, development and other technology expenses increased to 14% in the first six months of 2013 from 12% in the first six months of 2012. We expect these expenses to remain at relatively the same percentage of revenue in the second half of 2013 as we increase headcount and otherwise expand our overall product development activities. Fluctuations in these costs were as follows:

•
Product development costs increased by nearly $3.1 million compared with the first six months of 2012 due to increased product development activity, including associated increased headcount, and additional patent-related legal costs;

•
Clinical studies costs decreased by approximately $0.4 million compared with the first six months of 2012, primarily due to the elimination of certain non-recurring and start-up costs incurred in the prior year period.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Medical device excise tax. The six months ended June 30, 2013 included $1.0 million of expense attributed to the medical device excise tax, which became effective January 1, 2013.

Contingent consideration. In the six months ended June 30, 2013, we recorded $0.4 million of contingent consideration expense. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Acquisition-related intangible asset amortization. We recorded $0.4 million of amortization expense related to acquired intangible assets in the first six months of 2013. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Income (loss) before income taxes

The pre-tax loss for the six months ended June 30, 2013 was $2.2 million, compared with pre-tax income of $0.9 million for the six months ended June 30, 2012.

Income taxes

We continue to maintain a valuation allowance for substantially all of our deferred tax assets, including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2013. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

For the six months ended June 30, 2013, we recorded an income tax benefit of $0.5 million, consisting of a deferred federal and state income tax benefit, net of current foreign and state income tax expense. The deferred federal and state benefit represents the amount of tax benefit we expect to realize by the end of 2013 related to our year-to-date loss. We estimated our effective tax rate for the year ending December 31, 2013, taking into account both domestic and foreign jurisdictions. Each quarter, we evaluate the effective tax rate, which may vary significantly from quarter to quarter, given variability and levels of pre-tax loss and pre-tax income between quarters. In addition, in interim periods that result in pre-tax losses, we limit the amount of tax benefit we recognize to the amount we expect to be able to realize during the year.

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

Net (loss) income
 As a result of the items discussed above, we recorded a net loss for the six months ended June 30, 2013 of $1.7 million, or $(0.05) per share, compared with net income of $0.6 million, or $0.02 per fully diluted share, in the six months ended June 30, 2012.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of comprehensive income (loss) using weighted average exchange rates during the period.  The fluctuation in currency rates during the six months ended June 30, 2013 as compared with the six months ended June 30, 2012 caused an insignificant increase in consolidated revenue and consolidated net income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $119.4 million, an increase of $81.6 million from $37.8 million at December 31, 2012.

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.4 million paid by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies or assets. Pending the application of the net proceeds to these uses, we have invested the net proceeds from this offering in short-term, highly liquid investments which are readily convertible to cash.

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

Operating Activities. For the six months ended June 30, 2013, cash used in operating activities totaled $4.3 million.  The primary sources and uses of cash were the following:

(1)
Our net loss of $1.7 million included approximately $6.4 million of non-cash expenses, net of a non-cash tax benefit of $0.6 million. Non-cash expenses included $5.2 million of depreciation and amortization, $1.6 million of stock-based compensation and $0.1 million of provision for excess and obsolete inventories.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $9.1 million was primarily due to the following:

•	An increase in accounts receivable of approximately $3.3 million, primarily due to higher sales in the second quarter of 2013;

•	An increase in equipment held for rental or loan of $2.8 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in inventory of approximately $1.7 million, primarily due to increased sales demand and higher laser inventory to meet increasing demand for our laser systems;

•	An increase in prepaid expenses and other current assets of $0.6 million, due primarily to the payment of annual insurance premiums and clinical trial milestone payments;

•	A decrease in deferred revenue of approximately $0.3 million, due primarily to the timing of collections of deferred service contract revenue; and

•	A decrease in accounts payable and accrued liabilities of $0.4 million, due to the timing of vendor payments.

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

	June 30, 2013	December 31, 2012
Days Sales Outstanding	53	49
Inventory Turns	3.9	4.2

Investing Activities. For the six months ended June 30, 2013, cash used by investing activities was $8.2 million, consisting of $6.5 million of payments for the Upstream product acquisition and capital expenditures of $1.7 million.  The capital expenditures included manufacturing equipment upgrades and replacements as well as additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2013 was $94.1 million, including $92.0 million of net proceeds from the common stock offering and $2.0 million of proceeds from the sale of common stock to employees and former employees as a result of exercises of stock options and the employee stock purchase plan.

We are required to make future payments related to the Upstream acquisition. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. We believe the next milestone payment of $0.5 million will be payable in the second half of 2013. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

At June 30, 2013, we had no significant debt or capital lease obligations.

Line of Credit

On February 25, 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit.  Pursuant to the terms of the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $11.1 million as of June 30, 2013.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the six months ended June 30, 2013.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	June 30, 2013			June 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$32,310	$—	$32,310	$29,163	11%	11%
International	7,143	28	7,171	5,872	22%	22%
Total revenue	$39,453	$28	$39,481	$35,035	13%	13%

	Six Months Ended
	June 30, 2013			June 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$63,101	$—	$63,101	$56,991	11%	11%
International	14,027	10	14,037	11,313	24%	24%
Total revenue	$77,128	$10	$77,138	$68,304	13%	13%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	June 30, 2013			June 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$18,897	$33	$18,930	$17,420	8%	9%
Lead Management	15,078	(7)	15,071	13,526	11%	11%
Laser Equipment, Service & Other	5,478	2	5,480	4,089	34%	34%
Total revenue	$39,453	$28	$39,481	$35,035	13%	13%

	Six Months Ended
	June 30, 2013			June 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$36,090	$25	$36,115	$33,831	7%	7%
Lead Management	30,157	(10)	30,147	25,894	16%	16%
Laser Equipment, Service & Other	10,881	(5)	10,876	8,579	27%	27%
Total revenue	$77,128	$10	$77,138	$68,304	13%	13%

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

Our critical accounting policies and estimates are included in our 2012 Annual Report on Form 10-K.  During the first six months of 2013, the only significant change to our critical accounting policies and estimates was as follows:

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

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, as well as changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three and six months ended June 30, 2013 as compared with the three and six months ended June 30, 2012 caused an insignificant increase in consolidated revenue and net income.

Based on our overall foreign currency exchange rate exposure as of June 30, 2013, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three and six months ended June 30, 2013 of approximately $0.5 million and $0.9 million, respectively.

The current economic environment is highly volatile, and there is continuing instability in global markets, including in Europe. During the three and six months ended June 30, 2013, 13% and 14% of our revenue, respectively, was generated in Europe. The European economic and financial situation could impact our revenue and results of operations. We are actively monitoring the situation in Europe.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

The Spectranetics Corporation
(Registrant)

August 1, 2013	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

August 1, 2013	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer