Form 10-Q
period 2013-09-30
SPECTRANETICS CORP
filed 2013-10-31
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 25, 2013, there were 41,017,222 outstanding shares of Common Stock.

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2013 and December 31, 2012	1
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and September 30, 2012	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	34
ITEM 1A.	Risk Factors	34
ITEM 6.	Exhibits	34
	Signatures	35

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$123,570	$37,775
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $522 and $589, respectively	23,928	19,945
Inventories, net	10,008	9,288
Deferred income taxes, net	869	313
Prepaid expenses and other current assets	2,898	2,506
Total current assets	161,273	69,827
Property and equipment, net	26,565	27,006
Goodwill	14,846	13,296
Other intangible assets, net	10,345	20
Other assets	610	620
Total assets	$213,639	$110,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,878	$1,996
Accrued liabilities	15,130	16,001
Deferred revenue	1,922	2,196
Total current liabilities	18,930	20,193
Accrued liabilities, net of current portion	1,106	991
Contingent consideration, net of current portion	6,288	—
Deferred income taxes	1,057	888
Total liabilities	27,381	22,072
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 40,994,056 and 34,887,763 shares, respectively	41	35
Additional paid-in capital	281,785	183,140
Accumulated other comprehensive loss	(455)	(618)
Accumulated deficit	(95,113)	(93,860)
Total stockholders’ equity	186,258	88,697
Total liabilities and stockholders’ equity	$213,639	$110,769

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$39,763	$35,230	$116,891	$103,534
Cost of products sold	10,053	9,624	30,997	28,112
Gross profit	29,710	25,606	85,894	75,422
Operating expenses:
Selling, general and administrative	22,223	20,324	68,089	61,287
Research, development and other technology	5,664	4,181	16,320	12,134
Medical device excise tax	537	—	1,568	—
Contingent consideration	234	—	638	—
Acquisition-related intangible asset amortization	246	—	656	—
Total operating expenses	28,904	24,505	87,271	73,421
Operating income (loss)	806	1,101	(1,377)	2,001
Other income (expense):	0
Interest (expense) income, net	(1)	2	1	8
Foreign currency transaction gain (loss)	35	34	10	(7)
Other income, net	—	10	8	10
Total other income	34	46	19	11
Income (loss) before income taxes	840	1,147	(1,358)	2,012
Income tax expense (benefit)	406	242	(105)	459
Net income (loss)	$434	$905	$(1,253)	$1,553

Net income (loss) per share —
Basic	$0.01	$0.03	$(0.03)	$0.05
Diluted	$0.01	$0.03	$(0.03)	$0.04

Other comprehensive income (loss) net of tax
Foreign currency translation adjustments	220	118	$163	$(37)
Comprehensive income (loss), net of tax	$654	$1,023	$(1,090)	$1,516

Weighted average common shares outstanding —
Basic	40,837,191	34,548,777	38,210,098	34,267,597
Diluted	42,376,181	35,945,453	38,210,098	35,550,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,253)	$1,553
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,952	7,365
Stock-based compensation expense	2,839	2,283
Provision for excess and obsolete inventories	213	134
Deferred income taxes	(351)	213
Accrued indemnification costs	—	(3,225)
License agreement settlement	—	(3,000)
Net change in operating assets and liabilities	(10,216)	(5,865)
Net cash used in operating activities	(816)	(542)
Cash flows from investing activities:
Capital expenditures	(2,721)	(2,314)
Acquisition-related payments	(6,500)	(7,727)
Net cash used in investing activities	(9,221)	(10,041)
Cash flows from financing activities:
Net proceeds from stock offering	92,034	—
Proceeds from the exercise of stock options and employee stock purchase plan	3,778	2,604
Net cash provided by financing activities	95,812	2,604
Effect of exchange rate changes on cash	20	(13)
Net increase (decrease) in cash and cash equivalents	85,795	(7,992)
Cash and cash equivalents at beginning of period	37,775	39,638
Cash and cash equivalents at end of period	$123,570	$31,646
Supplemental disclosures of cash flow information:
Cash paid for interest	$31	$49
Cash paid for income taxes	$297	$122

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

The Company develops, manufactures, markets, and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); and aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy). The Company’s Lead Management products include excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents, and services its CVX-300® laser systems.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management must make certain estimates, judgments, and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances and reserves for receivables, inventories, and deferred income tax assets, contingent consideration liabilities for acquisitions, stock-based compensation expense, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

The Patient Protection and Affordable Care Act of 2010 imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices beginning on January 1, 2013. The excise tax is 2.3% of the taxable base and applies to a substantial majority of the Company’s U.S. sales. For the three and nine months ended September 30, 2013, the Company incurred $0.5 million and $1.6 million of excise tax, respectively, which is recorded in the condensed consolidated statements of comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transaction costs are expensed as incurred. The fair value of identifiable intangible assets uses management estimates and judgments based on market participant assumptions.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See Note 2 for further discussion.

The Company has considered recently issued accounting pronouncements and does not believe such pronouncements are of significance, or potential significance, to the Company.

NOTE 2 — BUSINESS COMBINATION

On January 7, 2013, the Company acquired certain products from Upstream Peripheral Technologies Ltd. (“Upstream”). Prior to the acquisition, these products had generated no revenue. The primary reason for the acquisition was to address customer needs by extending the Company’s product offering in the area of retrograde access tools and leveraging its existing sales organization. The Company began selling these products in the U.S. in February 2013 and in Europe in March 2013. Transaction costs associated with this acquisition of approximately $0.3 million were primarily incurred in the fourth quarter of 2012.

Total consideration includes an initial $5.5 million at closing of the transaction, $1.0 million at the time of transfer of product, manufacturing, and regulatory related documentation in February 2013, and additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs for 2014, 2015 and 2016 product sales, subject to an overall cap of $35.5 million.

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

The Company recorded total contingent consideration liabilities of $6.2 million. The Company used a probability-weighted approach to estimate the achievement of the intellectual property milestones and the future revenue, and a discount rate of 15%.

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

Had the Company acquired the Upstream products at the beginning of 2012, net income would have been reduced from $0.9 million to $0.5 million for the three months ended September 30, 2012 and from $1.6 million to $0.5 million for the nine months ended September 30, 2012, respectively, considering amortization and contingent consideration expense associated with the acquisition. No revenue has been assumed for 2012 as the Upstream products were not commercially available at that time.

Contingent Consideration

As discussed above, this acquisition involves contingent consideration arrangements. From the acquisition date to September 30, 2013, the Company recorded $0.6 million of contingent consideration expense related to the passage of time (i.e. accretion) and made no changes to the underlying estimates used to calculate the initial acquisition date contingent consideration liability.

As of September 30, 2013, the Company believes that the range of future contingent consideration (undiscounted) that the Company will likely be required to make related to the manufacturing milestone, the intellectual property milestones and the revenue earn-out is between $6 million and $13 million.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$3,894	$2,573
Work in process	2,564	1,887
Finished goods	3,550	4,828
	$10,008	$9,288

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Equipment held for rental or loan	$41,286	$40,180
Manufacturing equipment and computers	23,386	22,888
Leasehold improvements	5,381	5,024
Furniture and fixtures	2,395	2,102
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(47,429)	(44,734)
	$26,565	$27,006

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued payroll and employee-related expenses	$8,883	$9,951
Accrued taxes	1,156	1,003
Deferred rent	1,105	800
Accrued clinical study expense	639	671
Accrued royalties	509	528
Contingent consideration, current portion	500	—
Employee stock purchase plan liability	441	602
Accrued legal costs	307	489
Other accrued expenses	2,696	2,948
Less: long-term portion	(1,106)	(991)
Accrued liabilities: current portion	$15,130	$16,001

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2013 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2012	$6,925	$6,371	$13,296
Additional goodwill (Note 2)	1,240	310	1,550
Balance as of September 30, 2013	$8,165	$6,681	$14,846

Acquired intangible assets consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Acquired core technologies (Note 2)	$10,600	$—
Non-compete agreement (Note 2)	400	—
Patents	4,273	4,273
Less: accumulated amortization	(4,928)	(4,253)
	$10,345	$20

The Company evaluates goodwill for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis as of December 31, 2012 to indicate that the goodwill may not be recoverable.

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

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through September 30, 2013 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At September 30, 2013, there were 1.1 million shares available for future issuance under these plans.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $1.2 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively, and $2.8 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

For all options not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers, hedging and pledging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and nine months ended September 30, 2013 and 2012, respectively, using the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (years)	5.84	5.90	5.84	5.90
Risk-free interest rate	1.39%	0.63%	1.35%	0.75%
Expected volatility	65.54%	65.86%	65.55%	66.42%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended September 30, 2013 and 2012 was $10.68 and $6.76, respectively, and during the nine months ended September 30, 2013 and 2012 was $10.65 and $5.84, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,263,830	$7.02
Granted	684,980	18.09
Exercised	(486,837)	5.98
Canceled	(61,512)	10.41
Options outstanding at September 30, 2013	3,400,461	$9.34	7.24	$26,319,147
Options exercisable at September 30, 2013	1,759,856	$6.52	5.75	$18,086,044

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $16.80 as of September 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of September 30, 2013 totaled approximately 1.8 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $5.7 million and $3.3 million during the nine months ended September 30, 2013 and 2012, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock award activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2013	48,632	$9.87
Awarded	22,190	18.93
Vested/Released	(48,632)	9.87
Restricted stock awards outstanding at September 30, 2013	22,190	$18.93

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2013:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2013	126,350	$—
Awarded	89,512	—
Vested/Released	(46,700)	—
Restricted stock units outstanding at September 30, 2013	169,162	$—	1.71	$2,841,922

As of September 30, 2013, there was $10.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 13.37% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At September 30, 2013, there were 0.3 million shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended September 30, 2013 and 2012, the Company recognized $111,000 and $75,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Company recognized $307,000 and $215,000, respectively, of compensation expense related to the ESPP.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding (excluding restricted shares). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted net income (loss) per share is computed in a manner consistent with that of basic net income (loss) per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

For the three months ended September 30, 2013, a weighted average of 0.6 million stock options were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Diluted net loss per share was the same as basic net loss per share for the nine months ended September 30, 2013 as shares issuable upon the exercise of stock options and the vesting of restricted stock were anti-dilutive because of the net loss for that period.  As a result, the stock options and restricted stock outstanding representing 2.0 million weighted average shares for the nine months ended September 30, 2013 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

For the three and nine months ended September 30, 2012, a weighted average of 0.7 million and 0.9 million stock options, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

A summary of the net income (loss) per share calculation is shown below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$434	$905	$(1,253)	$1,553
Common shares outstanding:
Historical common shares outstanding at beginning of period	40,719,581	34,437,996	34,839,131	33,883,378
Weighted average common shares issued	117,610	110,781	3,370,967	384,219
Weighted average common shares outstanding — basic	40,837,191	34,548,777	38,210,098	34,267,597
Effect of dilution — stock options	1,538,990	1,396,676	—	1,282,968
Weighted average common shares outstanding — diluted	42,376,181	35,945,453	38,210,098	35,550,565
Net income (loss) per share — basic	$0.01	$0.03	$(0.03)	$0.05
Net income (loss) per share — diluted	$0.01	$0.03	$(0.03)	$0.04

NOTE 8 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing a proprietary excimer laser system and disposable products to treat certain vascular and coronary conditions.

Within this line of business, the Company has identified two operating segments, which were identified geographically: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks, and different regulatory environments. The Company aggregates its two product lines, Vascular Intervention and Lead Management, based on their similar economic, operational, and regulatory characteristics, consistent with the authoritative guidance on segment reporting.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additional information regarding each operating segment is discussed below.

U. S. Medical

This segment includes customers in the United States and Canada. Products offered by this segment include single-use medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the U.S. Food and Drug Administration (“FDA”) and Health Canada. The Company’s products are used in multiple vascular procedures, including peripheral atherectomy, crossing arterial blockages, coronary atherectomy and thrombectomy, and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three and nine months ended September 30, 2013 and 2012, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.7 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, and $5.5 million and $5.4 million for the nine months ended September 30, 2013 and 2012, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

International Medical

The International Medical segment has its headquarters in the Netherlands, and serves Europe and the Middle East, Latin America (including Puerto Rico), Japan, and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S.-incurred research, development and other technology expenses, and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
U.S. Medical:
Disposable products	$29,212	$26,368	$84,400	$76,334
Service and other, net of allowance for sales returns	2,397	2,132	7,429	6,679
Equipment sales and rentals	923	1,126	3,804	3,604
Subtotal	32,532	29,626	95,633	86,617
International Medical:
Disposable products	5,819	4,371	16,878	14,130
Service and other, net of allowance for sales returns	454	376	1,188	1,003
Equipment sales and rentals	958	857	3,192	1,784
Subtotal	7,231	5,604	21,258	16,917
Total revenue	$39,763	$35,230	$116,891	$103,534

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment operating income (loss):
U.S. Medical	$(26)	$719	$(2,572)	$768
International Medical	832	382	1,195	1,233
Total operating income (loss)	$806	$1,101	$(1,377)	$2,001

	As of September 30, 2013	As of December 31, 2012

Segment assets:
U.S. Medical	$195,933	$95,181
International Medical	17,706	15,588
Total assets	$213,639	$110,769

For the nine months ended September 30, 2013 and 2012, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue in the nine months ended September 30, 2013 or 2012.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Revenue
Disposable products revenue:
Vascular intervention	$18,956	$16,821	$55,046	$50,652
Lead management	16,075	13,918	46,232	39,812
Total disposable products revenue	35,031	30,739	101,278	90,464
Service and other, net of allowance for sales returns	2,851	2,508	8,617	7,682
Equipment sales and rentals	1,881	1,983	6,996	5,388
Total revenue	39,763	35,230	116,891	103,534

NOTE 9 — INCOME TAXES

The Company maintains a valuation allowance of approximately $12.7 million, as of September 30, 2013, for substantially all of its deferred tax assets, including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2013. The Company does, however, expect to incur current state and foreign tax expense during the year. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between tax and book accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Indemnification of Former Officer

The Company is obligated to indemnify its present and former directors and officers against certain losses and to advance their reasonable legal defense expenses, including in connection with a federal investigation. The Company maintains insurance for claims of this nature, which does not apply in all such circumstances, may be denied, or may not be adequate to cover the legal costs or any settlement or judgment for those proceedings.

The Company has an indemnification obligation with one former officer charged in connection with a previous federal investigation of the Company. In February 2012, a trial resulted in the acquittal of the defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant occurred in May 2012, and in June 2012, the defendant filed a notice of appeal. The Company paid its indemnification obligations through the trial during 2012. Additional expenses may be incurred in future periods depending upon the success or failure of this appeal, particularly if a successful appeal results in the order of a new trial.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes and the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. The costs associated with such proceedings or other legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

Fox/Sopkin

The Company and Spectranetics B.V., the Company’s Dutch subsidiary, are defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the “Dutch District Court”) by Kenneth Fox in 2004. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. Mr. Fox claims an interest in royalties payable under the license and seeks alleged back royalties of approximately $2.2 million. In June 2010, the Dutch District Court issued a ruling, followed by a decision that dismissed Mr. Fox’s claims in their entirety against both the Company and its Dutch subsidiary.  The Dutch District Court also awarded the Company a nominal amount as attorney’s fees.  In September 2010, Mr. Fox filed and served a notice of appeal to the Dutch Court of Appeals. Under Dutch law, the appeal entitled Mr. Fox to a new trial on the merits, though still taking into evidence the record already in the Dutch court system. A hearing on the merits of the appeal occurred in November 2012. In September 2013, the Dutch Court of Appeals ruled in the Company’s favor and upheld the ruling of the Dutch District Court. The Court of Appeals also awarded the Company a nominal amount as the prevailing party in the appeal. Each party has until December 10, 2013 to file a cassation complaint (appeal) to the Supreme Court of The Netherlands. The Company intends to continue to vigorously defend against Mr. Fox’s claims.

In May 2011, the Company was served with a lawsuit that names the Company and the Company’s Dutch subsidiary as defendants. The lawsuit was brought in the Dutch District Court by Barbara Joy Sopkin. Ms. Sopkin claims royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims are similar to the claims of Mr. Fox in his litigation. Ms. Sopkin claims damages of approximately $2 million and also claims interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011, and a hearing on the claims was held in September 2012. In October 2012, the Dutch District Court rejected Ms. Sopkin’s claims for damages in their entirety and awarded the Company a nominal amount as attorney’s fees. In January 2013, Ms. Sopkin served the Company with a notice of her intent to appeal to the Dutch Court of Appeals. The Company intends to continue to vigorously defend against Ms. Sopkin’s claims.

The Company has no amounts accrued for the Fox or Sopkin lawsuits.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2012.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2012.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. To assist the reader in understanding certain terms relating to our business used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2012.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. During the nine months ended September 30, 2013, approximately 68% of our disposable product revenue was from products used in connection with our proprietary CVX-300® excimer laser system. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention (“VI”) products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used to treat peripheral arterial blockages, including chronic total occlusions (crossing solutions); and aspiration and cardiac laser catheters to treat of blockages in the heart (coronary atherectomy and thrombectomy). Our Lead Management (“LM”) products include excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent, and service our CVX-300 laser systems.

For the nine months ended September 30, 2013, our disposable products generated 87% of our revenue, of which VI accounted for 54% and LM accounted for 46%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Common Stock Offering

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92 million, after deducting underwriting discounts and commissions and offering expenses paid by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or assets.

Acquisition

In January 2013, we acquired certain products from Upstream Peripheral Technologies Ltd. (“Upstream”). We are marketing these products as the Quick-Access™ Needle Holder and the Quick-Cross Capture™ Guidewire Retriever, included in our VI crossing solutions product category. The products were developed to minimize radiation exposure in peripheral vascular procedures and decrease procedure time in retrograde access procedures. Besides addressing these customer needs, acquiring these products extends our product offering in the area of retrograde access tools while leveraging our existing sales organization. We began selling these products in the U.S. and Europe in the first quarter of 2013. See further discussion of the acquisition in Note 2, “Business Combination,” to the condensed consolidated financial statements included in this report.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act of 2010 imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices beginning on January 1, 2013. The excise tax is 2.3% of the taxable base and applies to a substantial majority of our U.S. sales. For the three and nine months ended September 30, 2013, we incurred $0.5 million and $1.6 million of excise tax, respectively, which is recorded in our condensed consolidated statements of comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

Current Clinical Trials

During the second quarter of 2011, the FDA granted approval for an investigational device exemption (“IDE”) related to a multi-center, randomized trial to treat in-stent restenosis (“ISR”) in the legs under the study name EXCITE ISR. The study compares (i) laser ablation using our Turbo-Tandem and Turbo Elite laser ablation devices followed by adjunctive balloon angioplasty with (ii) balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 318 subjects in the randomized control trial arm of the study at up to 35 active sites in the U.S. Subjects enrolled will be followed at one, six and 12 months after the procedure. The primary endpoint is freedom from Target Lesion Revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation, or TLR, at 30 days following the procedure. On May 6, 2013, we received approval from the FDA for an adjunct analysis plan that allows us to explore achievement of an ISR indication prior to full enrollment of the EXCITE ISR study. This may involve use of the PATENT registry, which is discussed below, in combination with patients enrolled in the EXCITE ISR study. If we meet the study endpoints, we plan to submit a 510(k) to the FDA based on the six month follow-up data. Our primary focus is increasing enrollment in the study. As of October 24, 2013, 35 sites are approved to enroll in the study and 216 subjects have been enrolled. There is no assurance that the FDA will provide clearance for the ISR indication.

In January 2013, we presented preliminary results from the Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, registry. A total of 90 patients were included by December 2011 at five centers in Germany. Seventy-three patients were followed through 12 months. The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 38cm with average total lesion length of 12.3cm, and 94.4% were in the superficial femoral artery.

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

We are supporting a multi-center, physician-sponsored pilot study in Europe evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with the use of PTX PTA alone in the treatment of in-stent restenosis in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for using PTX PTA with laser, but to determine whether using laser with PTX PTA potentially provides a benefit over PTX PTA alone and to provide data for potential future studies. In April 2013, we announced that the planned enrollment for the PHOTOPAC trial would be expanded. We now plan to expand the study from 50 to 145 subjects, who will be followed at one, six, 12 and 24 months after the procedure. We are initiating several new European sites. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. As of October 24, 2013, two sites are approved to enroll in the study and 52 subjects have been enrolled.

Results of Operations

Financial Results by Geographical Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all expenses for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three and nine months ended September 30, 2013 and 2012, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Revenue
United States	$32,532	82%	$29,626	84%	$95,633	82%	$86,617	84%
International	7,231	18	5,604	16	21,258	18	16,917	16
Total revenue	$39,763	100%	$35,230	100%	$116,891	100%	$103,534	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating income (loss)
United States	$(26)	$719	$(2,572)	$768
International	832	382	1,195	1,233
Total operating income (loss)	$806	$1,101	$(1,377)	$2,001

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income (Loss) Data

The following table presents selected Consolidated Statements of Comprehensive Income (Loss) data for the three months ended September 30, 2013 and 2012 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

	Three Months Ended September 30,
(Dollars in thousands)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$18,956	48%	$16,821	48%	$2,135	13%
Lead Management	16,075	40	13,918	40	2,158	16
Total disposable products revenue	35,031	88	30,739	87	4,292	14
Service and other revenue	2,851	7	2,508	7	343	14
Laser equipment revenue:
Equipment sales	906	2	910	3	(4)	—
Rental fees	975	2	1,073	3	(98)	(9)
Total laser equipment revenue	1,881	5	1,983	6	(102)	(5)
Total revenue	39,763	100	35,230	100	4,533	13
Gross profit	29,710	75	25,606	73	4,104	16
Operating expenses
Selling, general and administrative	22,223	56	20,324	58	1,899	9
Research, development and other technology	5,664	14	4,181	12	1,483	35
Medical device excise tax	537	1	—	—	537	nm
Contingent consideration	234	1	—	—	234	nm
Acquisition-related intangible asset amortization	246	1	—	—	246	nm
Total operating expenses	28,904	73	24,505	70	4,399	18
Operating (loss) income	806	2	1,101	3	(295)	(27)
Other income (expense)
Interest income (expense), net	(1)	—	2	—	(3)	nm
Foreign currency transaction loss	35	—	34	—	1	3
Other income, net	—	—	10	—	(10)	nm
(Loss) income before income taxes	840	2	1,147	3	(307)	(27)
Income tax expense	406	1	242	1	164	68
Net (loss) income	$434	1%	$905	3%	$(471)	(52)%

Worldwide installed base of laser systems	1,119		1,048		71
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 13% to $39.8 million for the three months ended September 30, 2013 as compared with $35.2 million for the three months ended September 30, 2012. On a constant currency basis, total revenue increased 12% as compared with the three months ended September 30, 2012 (see the “Non-GAAP Financial Measures” section below for a discussion of how we use the constant currency financial measure). Approximately 95% of the increase was due to increased disposables revenue, with the remainder of the increase due to higher service revenue compared with the three months ended September 30, 2012, partially offset by a small decrease in laser equipment sales and rentals.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 13% (12% on a constant currency basis) to $19.0 million for the third quarter of 2013 as compared with $16.8 million in the third quarter of 2012. VI revenue includes three product categories: peripheral atherectomy, which increased 19%, crossing solutions, which decreased 1%, and coronary atherectomy and thrombus management, which increased 17%, all compared with the three months ended September 30, 2012. Increased peripheral atherectomy product sales were primarily related to unit volume increases supported, to a lesser extent, by a price increase on our Turbo Elite® catheters. The unit volume increases were largely due to higher sales to office-based physician clinics in the U.S., which contributed to a 20% increase in U.S. peripheral atherectomy sales. Office-based physician clinics, supported by our peripheral artery disease (“PAD”) awareness program, provide increased access for patients at a potentially lower cost to the healthcare system. In July 2013, the Center for Medicare and Medicaid Services (“CMS”) proposed reimbursement changes. The proposed changes would increase hospital outpatient reimbursement for procedures involving our peripheral and coronary atherectomy products, and would decrease reimbursement for procedures in an office-based facility. Comments on the proposed rules were accepted through September 2013, and the rules are expected to be finalized or modified in late November 2013 and to be effective on January 1, 2014. Based on discussions with our physician customers, we do not anticipate these changes to have a significant, adverse impact on our business; however, we cannot provide assurances to this effect. Any adverse impact to office-based clinics will depend on the final rules and changes in clinical practice. The slight decline in crossing solutions product sales was due primarily to increased competition. The increase in coronary atherectomy and thrombus management revenues was primarily due to increased sales of our coronary atherectomy products in Japan, which were launched in May 2012. Given the relatively small proportion of our VI revenue and our focus on treating PAD, we do not expect revenue from the coronary product category to be a meaningful growth driver in the future.

LM revenue grew 16% (15% on a constant currency basis) to $16.1 million for the three months ended September 30, 2013 as compared with $13.9 million for the three months ended September 30, 2012. The GlideLight sheath, our next generation lead extraction tool, was launched in the second quarter of 2012 as an upgrade from its predecessor product, the SLS II. Due to its increased functionality, GlideLight carries a higher selling price than the SLS II. In the third quarter of 2013, LM revenue growth was due predominantly to unit volume growth and, to a lesser extent, the incremental revenue from conversions from the SLS II to GlideLight. The GlideLight sheath accounted for 75% of our total sheath unit volume in the three months ended September 30, 2013.

Service and other revenue increased 14% to $2.9 million for the three months ended September 30, 2013 compared with $2.5 million for the three months ended September 30, 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue decreased 5% to $1.9 million in the three months ended September 30, 2013 compared with $2.0 million for the three months ended September 30, 2012. Rental revenue decreased 9% as compared with the three months ended September 30, 2012, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 40 laser systems with new customers during the three months ended September 30, 2013 compared with 30 during the three months ended September 30, 2012. The increased placements were primarily due to increased demand in the U.S., and to a lesser extent, in Europe and Japan. Of these laser placements, 26 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 19 transfers or deployments of remanufactured systems in the third quarter of 2012. The new placements this quarter brought our worldwide installed base of

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

laser systems to 1,119 (821 in the U.S.) as of September 30, 2013, compared to 1,048 (784 in the U.S.) as of September 30, 2012.

Geographically, revenue in the U.S. was $32.5 million for the three months ended September 30, 2013, an increase of 10% from the three months ended September 30, 2012.  International revenue totaled $7.2 million, an increase of 29% from the third quarter of 2012, and an increase of 26% on a constant currency basis.  The increase in international revenue was due primarily to an increase in LM disposables revenue, primarily in Europe, and to a lesser extent, an increase in VI disposables revenue, primarily in Japan.

Gross margin percentage for the third quarter of 2013 was 75% as compared with 73% for the third quarter of 2012. The increase was primarily due to (1) higher production volumes and improved manufacturing efficiencies in the third quarter of 2013 as compared with the third quarter of 2012, which resulted in lower unit costs for our disposable products, (2) the increased average selling price of the Turbo Elite and GlideLight (as compared to SLS) products, and (3) product mix, with a higher percentage of higher margin disposables products than laser systems sales in the third quarter of 2013 as compared with the third quarter of 2012.

Operating expenses

Operating expenses increased 18% to $28.9 million in the three months ended September 30, 2013 compared with $24.5 million in the three months ended September 30, 2012. Operating expenses represented 73% of total revenue for the third quarter of 2013 as compared with 70% of total revenue for the third quarter of 2012.  Operating expenses for the third quarter of 2013 included $1.0 million of operating expenses that were not incurred in 2012. These expenses included the medical device excise tax, contingent consideration expense, and acquisition-related intangible asset amortization. These and other operating expense changes are further described below.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 9% to $22.2 million for the three months ended September 30, 2013 compared with $20.3 million for the three months ended September 30, 2012.  SG&A expenses represented 56% of revenue in the third quarter of 2013 compared with 58% of revenue in the third quarter of 2012.

Within SG&A, marketing and selling expenses increased $0.6 million, or 4%, compared with the three months ended September 30, 2012, primarily due to:

•
A $0.5 million increase in international sales and marketing expense, primarily due to increased incentive compensation on higher revenue and additional field sales positions. International revenue was 26% higher than the prior year quarter on a constant currency basis.

•	A $0.1 million increase in U.S. VI and LM sales and marketing expense, primarily due to an increase in our field sales team, partially offset by lower commissions expense.

Also within SG&A, general and administrative expenses increased $1.3 million, or 28%, compared with the three months ended September 30, 2012, with increased personnel expenses and an increase in legal and insurance expense.

Research, development and other technology. Research, development and other technology expenses of $5.7 million for the three months ended September 30, 2013 increased $1.5 million, or 35%, compared with the three months ended September 30, 2012. As a percentage of revenue, research, development and other technology expenses increased to 14% in the third quarter of 2013 from 12% in the third quarter of 2012. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs were:

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

•
Product development costs increased by approximately $1.5 million compared with the third quarter of 2012 due to increased new product development project spending, including associated increased headcount, and additional patent-related legal costs;

•
Clinical studies costs decreased by approximately $0.1 million compared with the third quarter of 2012, primarily due to the end of certain smaller clinical studies that were ongoing in the prior year period; and

•	Royalty costs increased by approximately $0.1 million compared with the third quarter of 2012, due to increased revenue.

Medical device excise tax. The third quarter of 2013 included $0.5 million of expense attributed to the medical device excise tax, which became effective January 1, 2013.

Contingent consideration. As part of the product acquisition described above under “Recent Developments,” we recorded a contingent consideration liability of $6.2 million, representing the estimated fair value of the future contingent payments we expect to make. For the three months ended September 30, 2013, we recorded $0.2 million of contingent consideration expense related to the increase in that liability due to the passage of time (i.e., accretion) and made no changes to the underlying estimates used to calculate the initial acquisition date contingent consideration liability. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Acquisition-related intangible asset amortization. As part of the product acquisition, we acquired certain core technology intangible assets, which are being amortized over periods from four to 12 years. We therefore recorded $0.2 million of amortization expense related to these intangibles in the third quarter of 2013. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

 Income before income taxes

Pre-tax income for the three months ended September 30, 2013 was $0.8 million, compared with $1.1 million for the three months ended September 30, 2012.

Income taxes

We maintain a valuation allowance of approximately $12.7 million, as of September 30, 2013, for substantially all of our deferred tax assets, including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2013. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.4 million for the three months ended September 30, 2013, consisting of current foreign and state income tax expense and deferred federal income tax expense.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Net income
We recorded net income for the three months ended September 30, 2013 of $0.4 million, or $0.01 per fully diluted share, compared with net income of $0.9 million, or $0.03 per fully diluted share, for the three months ended September 30, 2012.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of comprehensive income (loss) using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended September 30, 2013 as compared with the three months ended September 30, 2012 caused an increase in consolidated revenue of approximately $0.2 million and an increase in consolidated net income of approximately $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Comprehensive Income (Loss) Data

The following table presents selected Consolidated Statements of Comprehensive Income (Loss) data for the nine months ended September 30, 2013 and 2012 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
(Dollars in thousands)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$55,046	47%	$50,652	49%	$4,394	9%
Lead Management	46,232	40	39,812	38	6,420	16
Total disposable products revenue	101,278	87	90,464	87	10,814	12
Service and other revenue	8,617	7	7,682	7	935	12
Laser equipment revenue:
Equipment sales	3,682	3	1,910	2	1,772	93
Rental fees	3,314	3	3,478	3	(164)	(5)
Total laser equipment revenue	6,996	6	5,388	5	1,608	30
Total revenue	116,891	100	103,534	100	13,357	13
Gross profit	85,894	73	75,422	73	10,472	14
Operating expenses
Selling, general and administrative	68,089	58	61,287	59	6,802	11
Research, development and other technology	16,320	14	12,134	12	4,186	34
Medical device excise tax	1,568	1	—	—	1,568	nm
Contingent consideration	638	1	—	—	638	nm
Acquisition-related intangible asset amortization	656	1	—	—	656	nm
Total operating expenses	87,271	75	73,421	71	13,850	19
Operating (loss) income	(1,377)	(1)	2,001	2	(3,378)	(169)
Other income (expense)
Interest income, net	1	—	8	—	(7)	(88)
Foreign currency transaction loss	10	—	(7)	—	17	(243)
Other income, net	8	—	10	—	(2)	(20)
(Loss) income before income taxes	(1,358)	(1)	2,012	2	(3,370)	(167)
Income tax (benefit) expense	(105)	—	459	—	(564)	(123)
Net (loss) income	$(1,253)	(1)%	$1,553	1%	$(2,806)	(181)%

Worldwide installed base of laser systems	1,119		1,048		71
___________________________________
 (1) Percentage amounts may not add due to rounding.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 13% (both as reported and on a constant currency basis) to $116.9 million for the nine months ended September 30, 2013 as compared with $103.5 million for the nine months ended September 30, 2012. Approximately 81% of the increase was due to increased disposables revenue, with the remainder of the increase due to higher equipment sales and service revenue compared with the nine months ended September 30, 2012.

VI revenue increased 9% (both as reported and on a constant currency basis) to $55.0 million for the first nine months of 2013 as compared with $50.7 million for the first nine months of 2012. Peripheral atherectomy increased 17%, crossing solutions increased 3%, and coronary atherectomy and thrombus management decreased 7%, all compared with the nine months ended September 30, 2012. Increased peripheral atherectomy product sales were primarily related to unit volume increases supported, to a lesser extent, by a price increase on our Turbo Elite catheters. The unit volume increases were largely due to higher sales to office-based physician clinics in the U.S., which contributed to an 18% increase in U.S. peripheral atherectomy sales. Office-based physician clinics, supported by our PAD awareness program, provide increased access for patients at a potentially lower cost to the healthcare system. CMS has proposed reimbursement changes, which would increase hospital outpatient reimbursement for procedures involving our peripheral and coronary atherectomy products, and would decrease reimbursement for procedures in an office-based facility. Comments on the proposed rules were accepted through September 2013, and the rules are expected to be finalized or modified in late November 2013 and to be effective on January 1, 2014. Based on discussions with our physician customers, we do not anticipate these changes to have a significant, adverse impact on our business; however, we cannot provide assurances to this effect. Any adverse impact to office-based clinics will depend on the final rules and changes in clinical practice. The growth in crossing solutions product sales was due primarily to sales of the recently acquired Quick-Cross Capture Guidewire Retriever and Quick-Access Needle Holder products. Given the relatively small proportion of our VI revenue and our focus on treating PAD, we do not expect revenue from the coronary product category to be a meaningful growth driver in the future, which is reflected in the decrease in revenue for these products.

LM revenue grew 16% (both as reported and on a constant currency basis) to $46.2 million for the nine months ended September 30, 2013 as compared with $39.8 million for the nine months ended September 30, 2012. In the first nine months of 2013, LM revenue increased due to both unit volume growth and the incremental revenue from conversions from the SLS II to GlideLight.

Service and other revenue increased 12%, to $8.6 million for the nine months ended September 30, 2013 compared with $7.7 million for the nine months ended September 30, 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue increased 30%, to $7.0 million in the nine months ended September 30, 2013 compared with $5.4 million in the nine months ended September 30, 2012. Rental revenue decreased 5% as compared with the nine months ended September 30, 2012, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 127 laser systems with new customers during the nine months ended September 30, 2013 compared with 83 during the nine months ended September 30, 2012.  The increase in laser placements was due to increased demand in the U.S., Europe, and Japan. Of these laser placements, 74 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 45 transfers or deployments of remanufactured systems in the first nine months of 2012. The new placements this quarter brought our worldwide installed base of laser systems to 1,119 (821 in the U.S.) as of September 30, 2013, compared to 1,048 (784 in the U.S.) as of September 30, 2012.

Geographically, revenue in the U.S. was $95.6 million for the nine months ended September 30, 2013, an increase of 10% from the prior year period.  International revenue totaled $21.3 million, an increase of 26% from the first nine months of 2012, or 25% on a constant currency basis.  The increase in international revenue was primarily due to an increase in LM revenue in Europe and laser equipment sales in Japan in the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin percentage for both the nine months ended September 30, 2013 and 2012 was 73%. The additional margin generated by higher production volumes and the increased selling price of the GlideLight and Turbo Elite products in the first nine months of 2013 was offset by increased laser sales, which carry a lower gross margin percentage than disposable products. Although they carry a lower gross margin percentage, laser system sales and placements have historically resulted in increased sales of higher margin disposable products.

Operating expenses

Operating expenses increased 19% to $87.3 million for the nine months ended September 30, 2013 compared with $73.4 million for the nine months ended September 30, 2012. Operating expenses represented 75% of total revenue for the first nine months of 2013 as compared with 71% of total revenue for the first nine months of 2012.  Operating expenses for the first nine months of 2013 included $2.9 million of operating expenses that were not incurred in 2012. These expenses included the medical device excise tax, contingent consideration expense, and acquisition-related intangible asset amortization. These and other operating expense changes are further described below.

Selling, general and administrative. SG&A expenses increased 11% to $68.1 million for the nine months ended September 30, 2013 compared with $61.3 million for the nine months ended September 30, 2012.  SG&A expenses represented 58% of revenue for the first nine months of 2013 compared with 59% of revenue for the first nine months of 2012.

Within SG&A, marketing and selling expenses increased $4.5 million, or 9%, compared with the nine months ended September 30, 2012, primarily due to:

•
A $2.8 million increase in U.S. VI and LM sales and marketing expense, primarily due to an increase in our field sales team; the expansion of our marketing capabilities to include strategy and product portfolio management; costs associated with the continued launch of the GlideLight lead extraction laser sheath, the initial launch of the products acquired from Upstream, and increased marketing and physician training events; and outside consulting expenses related to a strategic analysis of our field sales team’s deployment.

•	A $1.6 million increase in international sales and marketing expense, primarily due to additional field sales positions and increased incentive compensation on higher revenue.

Also within SG&A, general and administrative expenses increased $2.3 million, or 17%, compared with the nine months ended September 30, 2012, with increased personnel expenses and an increase in insurance, compliance and legal costs.

Research, development and other technology. Research, development and other technology expenses of $16.3 million for the nine months ended September 30, 2013 increased $4.2 million, or 34%, compared with the nine months ended September 30, 2012. As a percentage of revenue, research, development and other technology expenses increased to 14% in the first nine months of 2013 from 12% in the first nine months of 2012. Fluctuations in these costs were:

•
Product development costs increased by approximately $4.6 million compared with the first nine months of 2012 due to increased new product development project spending, including associated increased headcount, and additional patent-related legal costs;

•
Clinical studies costs decreased by approximately $0.6 million compared with the first nine months of 2012, primarily due to eliminating certain non-recurring and start-up costs incurred in the prior year period; and

•	Royalty costs increased by approximately $0.2 million compared with the third quarter of 2012 due to increased revenue.

Medical device excise tax. The nine months ended September 30, 2013 included $1.6 million of expense attributed to the medical device excise tax, which became effective January 1, 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Contingent consideration. In the nine months ended September 30, 2013, we recorded $0.6 million of contingent consideration expense. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Acquisition-related intangible asset amortization. We recorded $0.7 million of amortization expense related to acquired intangible assets in the first nine months of 2013. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Income (loss) before income taxes

The pre-tax loss for the nine months ended September 30, 2013 was $1.4 million, compared with pre-tax income of $2.0 million for the nine months ended September 30, 2012.

Income taxes

We maintain a valuation allowance of approximately $12.7 million, as of September 30, 2013, for substantially all of our deferred tax assets, including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2013. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

For the nine months ended September 30, 2013, we recorded an income tax benefit of $0.1 million, consisting of a deferred federal and state income tax benefit, net of current foreign and state income tax expense.

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

Net (loss) income
As a result of the items discussed above, we recorded a net loss for the nine months ended September 30, 2013 of $1.3 million, or $(0.03) per share, compared with net income of $1.6 million, or $0.04 per fully diluted share, in the nine months ended September 30, 2012.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of comprehensive income (loss) using weighted average exchange rates during the period.  The fluctuation in currency rates during the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012 caused an increase of approximately $0.2 million in consolidated revenue and an increase of approximately $0.1 million in consolidated net income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $123.6 million, an increase of $85.8 million from $37.8 million at December 31, 2012.

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.4 million paid by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or assets. Pending the application of the net proceeds to these uses, we have invested the net proceeds from this offering in short-term, highly liquid investments which are readily convertible to cash.

We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity will be sufficient to meet our liquidity requirements for the foreseeable future based on our expected level of operations. However, we may need or seek additional funding earlier than anticipated. If we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We also may sell additional shares of our common stock or other equity or debt securities or enter into credit and financing arrangements with one or more independent institutional lenders. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the nine months ended September 30, 2013, cash used in operating activities totaled $0.8 million.  The primary sources and uses of cash were:

(1)
Our net loss of $1.3 million included approximately $10.7 million of non-cash expenses, net of a non-cash tax benefit of $0.4 million. Non-cash expenses included $8.0 million of depreciation and amortization, $2.8 million of stock-based compensation and $0.2 million of provision for excess and obsolete inventories.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $10.2 million was primarily due to:

•	An increase in equipment held for rental or loan of $4.4 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in accounts receivable of approximately $3.7 million, primarily due to higher sales in the third quarter of 2013;

•	An increase in inventory of approximately $0.9 million, primarily due to increased sales demand and higher laser inventory to meet increasing demand for our laser systems;

•	An increase in prepaid expenses and other current assets of $0.4 million, due primarily to the payment of annual insurance premiums and clinical trial milestone payments;

•	A decrease in deferred revenue of approximately $0.3 million, due primarily to the timing of collections of deferred service contract revenue; and

•	A decrease in accounts payable and accrued liabilities of $0.5 million, due to the timing of vendor payments.

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

	September 30, 2013	December 31, 2012
Days Sales Outstanding	54	49
Inventory Turns	4.0	4.2

Investing Activities. For the nine months ended September 30, 2013, cash used by investing activities was $9.2 million, consisting of $6.5 million of payments for the Upstream product acquisition and capital expenditures of $2.7 million.  The capital expenditures included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2013 was $95.8 million, including $92.0 million of net proceeds from the common stock offering and $3.8 million of proceeds from exercises of stock options and sales of common stock under our employee stock purchase plan.

We may be required to make future payments related to the Upstream acquisition. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. We believe the next milestone payment of $0.5 million will be payable in the first half of 2014. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

At September 30, 2013, we had no significant debt or capital lease obligations.

Line of Credit

On February 25, 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears.  Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $10.5 million as of September 30, 2013.

The revolving line of credit is secured by a first priority security interest in substantially all of our assets. The Credit Agreement requires us to maintain a minimum of $10.0 million in cash and investments at Wells Fargo and requires a lockbox arrangement. We must pay customary fees under the facility, including a 0.25% fee on the average unused portion of the revolving line. If there are borrowings under the revolving line of credit, we will be subject to certain financial covenants including rolling 12-month adjusted EBITDA and minimum book net worth covenants.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

We had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the nine months ended September 30, 2013.

Off-Balance Sheet Arrangements

We maintain no off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We maintain operating leases for our offices based in Colorado, the Netherlands and Germany.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	September 30, 2013			September 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$32,532	$—	$32,532	$29,626	10%	10%
International	7,231	(195)	7,036	5,604	29%	26%
Total revenue	$39,763	$(195)	$39,568	$35,230	13%	12%

	Nine Months Ended
	September 30, 2013			September 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$95,633	$—	$95,633	$86,617	10%	10%
International	21,258	(185)	21,073	16,917	26%	25%
Total revenue	$116,891	$(185)	$116,706	$103,534	13%	13%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (000’s, except percentages) (unaudited)
	Three Months Ended
	September 30, 2013			September 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$18,956	$(43)	$18,913	$16,821	13%	12%
Lead Management	16,075	(124)	15,951	13,918	16%	15%
Laser Equipment, Service & Other	4,732	(28)	4,704	4,491	5%	5%
Total revenue	$39,763	$(195)	$39,568	$35,230	13%	12%

	Nine Months Ended
	September 30, 2013			September 30, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$55,046	$(19)	$55,027	$50,652	9%	9%
Lead Management	46,232	(133)	46,099	39,812	16%	16%
Laser Equipment, Service & Other	15,613	(33)	15,580	13,070	19%	19%
Total revenue	$116,891	$(185)	$116,706	$103,534	13%	13%

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. We must make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation expense, accrued indemnification costs, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, contingent consideration liabilities, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2012 Annual Report on Form 10-K.  During the first nine months of 2013, the only significant change to our critical accounting policies and estimates was:

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

The fair value of identifiable intangible assets uses management estimates and judgments based on market participant assumptions. Using alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives, and probabilities surrounding the achievement of milestones could result in different fair value estimates of our net tangible and intangible assets and related amortization expense in current and future periods.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See Note 2, “Business Combination,” to the condensed consolidated financial statements for further discussion.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. We do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the three and nine months ended September 30, 2013 as compared with the three and nine months ended September 30, 2012 caused an increase of approximately $0.2 million in consolidated revenue and an increase of approximately $0.1 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of September 30, 2013, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three and nine months ended September 30, 2013 of approximately $0.5 million and $1.4 million, respectively.

The current economic environment is highly volatile, and there is continuing instability in global markets, including in Europe. During both the three and nine months ended September 30, 2013, 13% of our revenue was generated in Europe. The European economic and financial situation could impact our revenue and results of operations. We are actively monitoring the situation in Europe.

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of the Company’s legal proceedings, please refer to Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.           Exhibits

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 16, 2009.

3.2	Amended and Restated Bylaws. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 4, 2011.

4.1
Form of Common Stock Certificate of the Company. Incorporated by reference to exhibit previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

10.1	First Amendment to Agreement of Lease by and between COPT Interquest Hybrid I, LLC and The Spectranetics Corporation, dated as of October 23, 2013.

10.2	Third Amendment to Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation, dated as of October 23, 2013.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

October 31, 2013	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

October 31, 2013	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer