Form 10-K
period 2013-12-31
SPECTRANETICS CORP
filed 2014-02-28
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
Common Stock, $.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting stock of the Registrant, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $750,195,357, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of February 20, 2014, there were outstanding 41,328,716 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 2014, are incorporated by reference into Part III as specified herein.

ii

PART I

The information in this annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. Forward-looking statements in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are in the risk factors listed from time to time in our filings with the SEC and those set forth in Item 1A, “Risk Factors.” We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. Some industry and market data in this Annual Report on Form 10-K are based on independent industry publications, including those generated by the Millennium Research Group, or other publicly available information. This information involves several assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information.

A glossary of terms relevant to our products begins on page 66 of this annual report.

ITEM 1.    Business

General

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. During the year ended December 31, 2013, approximately 68% of our disposable product revenue was from products used with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

Our disposable devices include Vascular Intervention and Lead Management products. For the year ended December 31, 2013, our disposable products generated 87% of our revenue, of which Vascular Intervention accounted for 55% and Lead Management accounted for 45%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Our business strategy emphasizes:

•	organic growth through new product development;

•	new clinical indications for our existing products;

•	continued execution of our commercial and educational programs;

•	acquisitions that leverage our current customer base and extend our existing product lines; and

•	continued international expansion.

We seek to increase the market share of our Vascular Intervention products by:

•	leveraging our existing laser and crossing solutions portfolio in the markets we serve;

•	increasing use of our products within critical limb ischemia (CLI) and chronic total occlusion (CTO) procedures;

•	obtaining an in-stent restenosis (ISR) indication with our current laser atherectomy devices through clinical trial investment;

•	executing on new products in development and obtaining new products through licensing and acquisition;

•	expanding our sales force reach and distribution; and

•	driving adoption of endovascular procedures from amputation and bypass in peripheral artery disease (PAD).

We seek to increase sales of our Lead Management products by:

•	further penetrating the market to treat infected leads through a targeted infection awareness campaign;

•	expanding our product portfolio to include mechanical lead extraction tools;

•	continuing to focus on training physicians and fellows through our simulation systems and other training programs;

•	expanding our sales force reach and distribution; and

•	further penetrating the market to treat other lead conditions classified as Class II Indications for Lead Removal by the Heart Rhythm Society.

Internationally, we are focused on:

•	increasing our sales presence in our current top markets;

•	rapidly growing in Japan; and

•	further developing a market for our products in the BRIC (Brazil, Russia, India, and China) countries, with the registration of our products already underway in China and India.

Our Vascular Intervention products include:

•	a broad range of laser catheters for ablation of blockages in arteries above and below the knee (peripheral atherectomy);

•
support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including CTOs (crossing solutions); and

•	aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy).

Our Lead Management products include:

•	excimer laser sheaths;

•	non-laser sheaths; and

•	cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

We also sell, rent, and service our CVX-300 laser systems.

Our two operating segments are United States Medical and International Medical. United States Medical includes direct sales operations in the United States and Canada. International Medical includes our sales presence in over 40 countries outside of the U.S. and Canada, including our direct sales operations in certain countries in Europe and Puerto Rico and a network of approximately 40 distributors. Total international revenue in 2013 (including Asia Pacific and Latin American countries) was 18% of our consolidated revenue.

Vascular Intervention Products

Peripheral Atherectomy

Peripheral Artery Disease (PAD) is characterized by clogged or obstructed arteries in the lower extremities. The resulting lack of blood flow can cause leg pain and lead to tissue loss or in very serious cases, amputation. Symptoms of PAD include pain, cramping and weakness in the leg or hip muscles. With intermittent claudication, the symptoms may appear while walking. For individuals with CLI, the most severe form of PAD, symptoms may appear while resting. PAD is estimated to impact over 200 million people in the world, growing 25% from 2000 to 2010. In the U.S. and Europe alone, 25 million people are afflicted with PAD. About 10 million of these patients suffer from typical symptoms such as leg pain while walking or resting. PAD patients are underdiagnosed and undertreated with as few as 1.5 million patients receiving endovascular treatment each year, according to 2012 and 2013 Millennium Research Group (MRG) Reports. Of these cases, only about 90,000 utilize an atherectomy device. An additional 400,000 to 500,000 patients annually undergo bypass surgery or amputation in the U.S. and Europe.

Research shows that nearly half of all amputations occur without appropriate diagnostics and consideration of minimally invasive treatment options, leading to an unacceptable number of unnecessary amputations. This has a tremendous impact on patient quality of life, five year mortality, and healthcare economics. According to internal estimates, reducing amputations by 25% could save $3 billion in treatment and follow-up costs annually in the U.S. alone.

We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, prefer minimally invasive solutions to treat PAD when appropriate for the patient. Our focus and core competency is providing solutions to three complex conditions in PAD, namely CLI, CTO, and, in the future, ISR. Addressing these three conditions leverages our technologies, including laser atherectomy, and our leadership in crossing solutions.

Laser atherectomy has been approved or cleared for peripheral stenoses and occlusions, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy or thrombectomy devices. Our Turbo Elite® and Turbo-Tandem® catheters are approved by the Food and Drug Administration (FDA) to treat stenoses and occlusions within the arteries of the leg. We offer our Turbo Elite atherectomy catheters in a broad range of sizes, enabling physicians to treat both smaller and larger diameter arteries. In addition, we believe our laser system and Turbo Elite catheter technology each offer several patient benefits, including a minimally invasive alternative to bypass surgery and amputation, predictable outcomes in addressing PAD, short procedure time and a robust safety profile.

Peripheral atherectomy is our largest product line. Sales of products used in peripheral atherectomy procedures represented approximately 58% of our Vascular Intervention (VI) revenue and 28% of our total revenue in 2013. These products represented 26% of total revenue in 2012 and 25% of total revenue in 2011. Our laser catheters are offered in sizes ranging from 0.9 to 2.5 millimeters in diameter. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion under x-ray guidance using conventional angioplasty tools. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the lesion. Our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip. It can break down the molecular bonds of plaque, moderate calcium and thrombus into particles, the majority of which are smaller than red blood cells, without significant thermal damage to surrounding tissue.

We estimate that nearly half of all PAD procedures involve CLI, a condition defined by a range of symptoms, from pain at rest and the presence of ulcers, tissue loss or gangrene. Because our technology can treat multiple lesion morphologies, including plaque, moderate calcium and thrombus, we believe our system may be used on CLI patients to quickly restore blood flow to the lower extremities. Our system can cross CTOs in the leg, which is particularly important for CLI patients where a CTO is present in nearly 80% of CLI procedures. CTOs are full of thrombus and fibrous material, which can be debulked with laser atherectomy that vaporizes the lesion and restores blood flow.

ISR occurs when a previously-placed stent becomes occluded, or blocked, and is considered to be a challenging condition to treat. We are not aware of a medical device that has an FDA approved or cleared indication to treat ISR. We believe there is the potential for as many as 250,000 procedures worldwide each year to treat ISR, more than twice the number of atherectomy procedures. Through three on-going clinical studies, PATENT, EXCITE ISR, and PHOTOPAC, which are discussed below under “Clinical Trials,” we are accumulating data on the potential safety and efficacy of using the excimer laser in the treatment of ISR. We believe through these studies we can prove our clinical superiority over standard of care and become the only company to achieve an indication for ISR from the FDA. There is no assurance that study results will support approval or clearance of a new indication by the FDA. Additionally, the FDA may refuse to approve or clear a new indication for ISR for other reasons.

Our primary products for peripheral atherectomy include the Turbo Elite and Turbo-Tandem laser catheters.

Crossing Solutions

CTO is defined as a complete or near-complete blockage of a blood vessel forming over time. CTOs are encountered in approximately 40% of PAD procedures and as high as 80% of advanced CLI. Gaining access to the lesion and fully crossing the blockage with the guidewire is essential for treatment of patients with PAD. The interventional procedure, whether atherectomy, balloon dilation, or stent placement, cannot occur without lesion access. Our crossing solutions products support vascular access in the arterial system to enable coronary and peripheral interventions. Physicians typically use a guidewire to attempt to cross a lesion and, with most CTOs, elect to use a support catheter, such as our Quick-Cross®, Quick-Cross Extreme, or Quick-Cross Select catheters, to provide directional support, force transmission, columnar strength, and the ability to gain access into difficult branched anatomy. We believe we are the leader in the support catheter market, which we estimate to be approximately $35 million in the U.S. annually. When a physician fails to gain access using a support catheter and wire, they can use the Turbo Elite catheter to cross the occlusion in a step-wise fashion. The 0.035” compatible 2.3 and 2.5 mm Turbo Elite catheters were re-introduced in 2013 as a crossing solution. These catheters provide additional column support and allow the use of a more robust crossing wire.

Our Quick-Access™ Needle Holder and our Quick-Cross Capture™ Guidewire Retriever can assist physicians with retrograde access. We believe these two technologies enable the physicians to easily, reliably, and safely capture and exchange guidewires in retrograde procedures, for example, when access from the traditional access sites, such as the patient’s groin, is not possible.

Sales of crossing solutions products represented 28% of our VI revenue and 13% of our total revenue in 2013. These products represented 15% of total revenue in 2012 and 16% of total revenue in 2011. All of our crossing catheters offer a low profile tapered distal tip, slick, low-friction outer coating, and three radiopaque markers to aid in assessing lesion geometry. Our primary products include the Quick-Cross, Quick-Cross Select, and Quick-Cross Extreme. The retrograde products include the Quick-Access Needle Holder and the Quick-Cross Capture Guidewire Retriever. The revenue for Turbo Elite catheters used in crossing is included in the peripheral atherectomy category.

Coronary Atherectomy and Thrombectomy

In the coronary market, our disposable catheters are used to treat complex coronary artery disease as an adjunctive treatment to traditional percutaneous coronary interventions, or PCI, using balloons and stents. The coronary atherectomy product line comprises a broad selection of proprietary laser catheters that can be used to treat many types of coronary artery disease. Approved indications include occluded saphenous vein bypass grafts, ostial lesions, long lesions, moderately calcified stenoses, total occlusions traversable by guidewire, lesions with previously failed balloon angioplasty, and restenosis in 316L stainless steel stents, prior to brachytherapy. In this market, our laser catheters are frequently used with other devices such as balloons and drug-eluting stents. Our primary product for coronary atherectomy is the ELCA® Laser Ablation Catheter.

In the thrombus management market, we offer aspiration catheters to address thrombus-laden lesions. A thrombus, or clot, is an accumulation of blood coagulation large enough to block blood flow in the coronary, peripheral, or cerebral arteries. Thrombosis is a natural response to vascular damage, commonly arising because of a lesion in the vessel wall, or atherosclerosis. The thrombus may block the artery at the lesion location and can dislodge and travel further downstream in the arterial system. Depending on the location of the thrombus, arterial complications such as myocardial infarction in the coronary arteries, stroke in the brain, or acute limb ischemia in the extremities may occur.

The thrombus management product line includes the QuickCat™ aspiration catheter, designed for quick deliverability and efficient thrombus removal from vessels in the arterial system. In this market, these devices are often used with other devices such as balloons and stents.

Sales of products used in coronary atherectomy and thrombectomy procedures represented 14% of our VI revenue and 7% of our total revenue in 2013. These products represented 7% of total revenue in 2012 and 8% of total revenue in 2011.

Lead Management Products

We are a global leader in devices for the removal of pacemaker and defibrillation cardiac leads. We believe that approximately 400,000 patients worldwide are indicated every year for a potential lead extraction as a result of an infection, classified by the Heart Rhythm Society as a Class I Indication for Extraction of Cardiac Leads, or a Class II Indication for Extraction of Cardiac Leads, which includes malfunction, system upgrade, venous occlusion, and other less common reasons. This leads to a $700 million market potential with approximately 20% from Class I and approximately 80% from Class II indications. We believe that, although infection is a Class I indication for lead extraction, a majority of patients with cardiac device infection are not being treated. The near term consequence of delayed device removal for infection is an increase in mortality. Recognizing this, in 2009, the Heart Rhythm Society strengthened recommendations for extraction of infected leads.

We also believe that the majority of the Class II non-infected portion of these leads are capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. We believe the long-term consequences associated with abandoned leads are more significant than generally believed and that clinical data, strongly supporting the safety of laser-assisted lead removal, will be instrumental in reshaping perceptions around this procedure as a mainstream treatment option for patients with devices.

Consistent with our view, the Heart Rhythm Society updated its recommendations for lead extraction in 2009 and expanded the list of indications for lead extraction to include several well-defined scenarios involving non-functional leads, functional leads and venous occlusion. Additional trends driving the Lead Management business include:

•
Advisory leads: An advisory lead is a lead for which a physician advisory has been issued by the lead’s manufacturer. Since 2007, nearly 500,000 implantable cardioverter defibrillator (ICD) leads have been recalled worldwide, elevating physician awareness of the need to employ a comprehensive lead management strategy for their patients, to include appropriate use of laser-assisted lead removal.

•
MRI compatibility: The Heart Rhythm Society guidelines from 2009 identified specific clinical indications related to device patients requiring magnetic resonance imaging (MRI), because nearly 200,000 device patients each year cannot have an MRI performed due to the potential for serious adverse events of exposing a traditional pacemaker and pacing leads to a strong magnetic field. In response to this need, multiple manufacturers now offer MRI-compatible pacing systems. As these systems are implanted, the existing pacemaker and leads need to be removed. We believe there will be a growing opportunity for lead extraction for these patients requiring an MRI.

•
Occlusions and redundant leads: According to clinical research conducted by the cardiac rhythm management industry, patients suffering from congestive heart failure, and patients who have had prior heart attacks may have reduced mortality risk because of the implant of an ICD. Because the most advanced ICD systems, known as cardiac resynchronization therapy defibrillators or CRT-Ds, have more leads per device than standard pacemakers, and because defibrillation leads are typically larger in diameter than pacemaker leads, the potential for venous occlusion is increased. This is especially true where an existing pacing system is upgraded to an ICD system, resulting in a redundant ventricular pacing lead. As a result, we believe these situations lend themselves to an increased likelihood of redundant leads being removed.

Sales of Lead Management products represented approximately 39% of our total revenue in 2013 and 2012, and 37% of total revenue in 2011. Our primary Lead Management products include:

Spectranetics Laser Sheaths (GlideLight™ and SLS® II).    Spectranetics Laser Sheaths are laser-assisted lead removal devices designed to be used with our CVX-300 excimer laser system to extract implanted leads with minimal force.

The SLS II laser sheath uses excimer laser energy with a repetition rate from 25 - 40Hz focused through the tip of the sheath to facilitate lead removal by ablating through scar tissue surrounding the lead with low-temperature ultraviolet light. GlideLight broadens the range of excimer laser energy from 25 - 80Hz and brings added clinical versatility and control to the physician. We believe that the advantages of laser lead extraction include low trauma to the surrounding veins, low occurrence of complication, effectiveness and time efficiency.

Lead Locking Device (LLD®).    Our Lead Locking Device product complements our laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material.

Laser Equipment and Services

Laser equipment and services revenue represented 14% of total revenue in 2013, 13% of total revenue in 2012, and 15% of total revenue in 2011. We sell or rent our CVX-300 excimer laser systems to hospitals and physicians’ offices, and our field service engineers service the laser systems on a periodic basis.

Corporate Information

Spectranetics is a Delaware corporation formed in 1984. Our principal executive offices are located at 9965 Federal Drive, Colorado Springs, Colorado 80921. Our telephone number is (719) 633-8333.

Our corporate website is www.spnc.com. A link to a third-party website is provided at our corporate website to access our SEC filings free of charge promptly after such material is electronically filed with, or furnished to, the SEC. We do not intend for information found on our website to be part of this document.

Corporate Compliance and Corporate Integrity Agreement

We have processes, policies and procedures designed to maintain compliance with applicable federal, state and foreign laws and regulations governing our operations.

In December 2009, to resolve a federal investigation, we entered a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (OIG). The Corporate Integrity Agreement acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements related to our governmental reporting functions, sales and promotional activities, and clinical studies. We have enhanced our compliance systems to address the provisions of the Corporate Integrity Agreement. We filed an Initial Implementation Report in May 2010 and our first four Annual Reports in February 2011, 2012, 2013, and 2014. Under the terms of the Corporate Integrity Agreement, a final Annual Report will be filed in February 2015.

Research and Development

We believe research and development investments are critical to increasing our revenue and revenue growth rate. Our product development and technology teams are focused on developing additional disposable devices addressing the Vascular Intervention and Lead Management markets, and further developing our laser system. Our team of research scientists, engineers and technicians, supported by third-party research and engineering organizations, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies and regulatory costs, totaled $20.0 million in 2013, $15.2 million in 2012, and $14.6 million in 2011.

Clinical Trials

We sponsor and support clinical investigations to improve patient safety and clinical efficacy, and to advance adoption and secure regulatory approval or clearance for new product initiatives. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve initial regulatory approval or clearance, and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures the clinical effectiveness and may also provide information about the effectiveness, performance, and safety of a device, which are the bases for FDA approval or clearance. Primary endpoints for clinical trials are selected based on the intended benefit of the medical device. Although clinical trial endpoints are measurements at an individual patient level, the results are extrapolated to an entire population of patients based on clinical similarities to patients in the clinical trials.

The following is a summary of selected current clinical trials. We have also provided a summary of our historical pivotal trials that led to PMA approval or 510(k) clearance of our coronary, peripheral and lead extraction products. The trials listed below represent the significant trials we are currently conducting and are not a complete listing of every trial conducted or underway. We may not complete some or all of the trials underway, and the clinical results of the completed trials may not be favorable, or even if favorable, they may not be sufficient to support approval or clearance of a new device or a new indication for a currently approved or cleared device.

Current Clinical Trials

In 2011, the FDA granted approval for an investigational device exemption related to a multi-center, randomized trial to treat ISR in the legs under the study name EXCITE ISR. The study compares laser ablation using our Turbo-Tandem and Turbo Elite laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment is 318 subjects in the randomized control trial arm of the study at up to 35 active sites in the U.S. Subjects enrolled will be followed at one, six, and 12 months after the procedure. The primary endpoint is freedom from target lesion revascularization (TLR) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation, or TLR, at 30 days following the procedure. In May 2013, we received agreement from the FDA for an adjunct analysis plan that allows us to explore submission of a new 510(k) for the ISR indication prior to full enrollment of the EXCITE ISR study. This may involve use of the PATENT registry, which is discussed below, in combination with patients enrolled in the EXCITE ISR study. In February 2014, we met the adjunct analysis statistical endpoints, based on the enrollment of 250 patients. We plan to submit a 510(k) to the FDA based on these results by late March or early April 2014. There is no assurance that the adjunct analysis results will support clearance for the ISR indication. The FDA may refuse to clear a new indication for ISR because the results, even in combination with the PATENT registry, do not support clearance. Additionally, the FDA may refuse to clear an ISR indication for other reasons.

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

The final results of the PATENT registry were published in the February 2014 edition of the Journal of Endovascular Therapy. The design of the PATENT registry was similar to the design of the treatment arm of the EXCITE ISR study, and the PATENT results exceeded the expected freedom from TLR rate hypothesized in the EXCITE ISR study.

We believe the PATENT registry serves as a feasibility study for the EXCITE ISR trial. Although we believe the PATENT registry results are favorable, these results may not predict the results of the EXCITE ISR trial, a controlled clinical trial. Because there is no control group in a registry, registry results are not as reliable as the results of a controlled clinical trial.

We are supporting a multi-center, physician-sponsored pilot study in Europe evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (PTX PTA) compared with using PTX PTA alone in the treatment of ISR in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for using PTX PTA with laser, but to determine whether using PTX PTA with laser potentially provides a benefit over PTX PTA alone. In April 2013, we announced that the planned enrollment for the PHOTOPAC trial would be expanded. The physician-sponsors now plan to expand the study from 50 to 145 subjects, at several new European sites, who will be followed at one, six, 12 and 24 months after the procedure. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. As of February 24, 2014, three sites are approved to enroll in the study and 56 subjects have been enrolled.

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

Regarding our cardiac lead removal products, the Pacemaker Lead Extraction with the Excimer Sheath, or PLEXES, trial was completed in October 1996 and demonstrated that use of our SLS increased the complete lead removal success rate to 94% as compared with 64% for mechanical lead removal techniques. This was a randomized trial that enrolled more than 750 patients. Another study completed in 1999 and published in December 2000 in the Journal of Interventional Cardiac Electrophysiology reported that using both our SLS and LLD increased our success rate to 98%.

Initial FDA approval for use of our excimer laser for coronary indications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty, or PELCA, trial which evaluated a registry of laser usage in blocked coronary arteries and served as the basis for the FDA approval for our technology in 1993.

Sales and Marketing

Our sales goals are to increase the use of laser catheters and other disposable devices in new and existing accounts globally. We seek to educate and train physicians and institutions regarding the safety, efficacy, ease of use and growing number of applications addressed by our excimer laser technology through published studies of clinical applications and our various training initiatives. By leveraging the success of existing product applications, we hope to expand the use of our technology in new applications.

Providing customers with answers about the cost of acquisition, use of the laser and location and types of lesions addressable by our excimer laser system is critical to the education process. Through our marketing and distribution strategy, both in the United States and internationally, we believe that we are well positioned to capitalize not only on our excimer laser technology in peripheral and coronary atherectomy, but also in lead extraction and in other new areas of development for excimer laser technology in the cardiovascular system. We are also continuing to expand sales of our non-laser disposable products, including crossing solutions, and thrombectomy devices.

North America Sales and Marketing

U.S. Sales Organization.    In late 2013, we commenced a sales force expansion. Each business unit is planning to increase its U.S. sales force over 40% in 2014, which represents an increase of 55 - 60 teammates. We divide our U.S. sales organization into two separate groups, one focusing on Vascular Intervention and the other on Lead Management, as there are different selling strategies and physician specialties for these applications. Our Vascular Intervention sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures on a more regular basis and with a wider range of treatment options. Our Lead Management sales team members primarily work with electrophysiologists and cardiac surgeons who perform lead extraction procedures.

We conduct education sessions for both VI and LM customers with our simulation system, which augments traditional procedural training for physicians on the use of laser in peripheral interventions and laser-assisted lead extraction procedures by permitting hands-on practice with extraction tools and techniques in multiple case scenarios in a virtual operating environment.

Our field team in the U.S. also includes field service engineers who are responsible for the installation of each laser and participation in the training program at each site. We provide a one year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer service to our customers under annual service contracts or on a fee-for-service basis. The field service engineers also perform ongoing service on the lasers placed under our various rental programs.

We have a global marketing team that supports our two U.S. sales organizations and global product development. Our team includes marketing and product managers responsible for all marketing activities for each of our target markets. Our marketing activities are designed to support our direct sales teams and include advertising and product publicity in trade journals, newsletters, continuing education programs, and attendance at trade shows and professional association meetings.

International Sales and Marketing

We have a sales presence in over 40 countries outside of the U.S., including our direct sales operations in certain countries in Europe and Puerto Rico and a network of over 40 distributors. We sell substantially all types of our products internationally. Total international revenue in 2013 was $28.7 million, or 18% of our consolidated revenue. This represents an increase of 26% over 2012 international revenue of $22.8 million, or 24% on a constant currency basis (see the “Non-GAAP Financial Measures” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of the constant currency financial measure). For further discussion of our International Medical segment and our financial information by geographic areas, please see Note 12, “Segment and Geographic Reporting,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

We market and sell our products in Europe, the Middle East and Russia through our wholly-owned subsidiary, Spectranetics International, B.V., and its wholly-owned international subsidiaries and through distributors.

Besides the operations of Spectranetics International, B.V. and its subsidiaries, we conduct international business in Japan and other select countries in the Pacific Rim and Latin America through distributors. We also have a direct sales presence in Puerto Rico, which falls under our international operations.

Our distributor in Japan, DVx Inc., is our Japanese Market Authorization Holder (MAH). We have regulatory and reimbursement approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market our laser, various models of our ELCA coronary laser atherectomy catheters, our SLS II laser sheath, and LLD lead locking device. In January 2013, we received regulatory and reimbursement approval for certain models of our Quick-Cross Support Catheter, the first of our peripheral vascular intervention products to receive approval in Japan. More recently, we received approval for our .035 Quick-Cross, Quick-Cross Extreme and Quick-Cross Select product lines. To add to our portfolio of products in Japan, we are in the process of obtaining regulatory approval for our peripheral laser atherectomy catheters, and additional models of our ELCA products. In December 2013, we were the first company to receive regulatory approval to initiate a 50 patient peripheral atherectomy study in Japan.

In addition to expanding sales in the aforementioned countries, we seek to develop a market for our products in the BRIC (Brazil, Russia, India, and China) countries, with the process of obtaining regulatory approval of our products already underway in Brazil, China, and India. We currently sell certain non-laser products in Brazil, and we expect to begin sales during 2014 of some of our non-laser products in China and India.

Foreign sales may be subject to certain risks, including export/import licenses, tariffs, foreign exchange rate fluctuations, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business.

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

Manufacturers of peripheral atherectomy devices include ev3 Inc. (a division of Covidien), Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. (a division of Bayer HealthCare). In the coronary atherectomy market, we compete primarily with Boston Scientific Corporation and Cardiovascular Systems, Inc. Two startup companies with planned entry into peripheral atherectomy in the future are AtheroMed, Inc. and Avinger. Manufacturers of aspiration devices include Medtronic, Inc., Vascular Solutions, Inc., Covidien, Atrium Medical, Terumo Interventional Systems, Volcano Corporation, Straub Medical AG and Bayer HealthCare. In crossing solutions, we compete primarily with Vascular Solutions, Inc., Covidien, Cook Vascular Inc., Bard Peripheral Vascular (a division of C.R. Bard, Inc.), Boston Scientific, Abbott Vascular, Volcano Corporation, and Terumo Interventional Systems.

We also compete with a narrow set of companies marketing non-laser lead extraction devices. In the lead removal market, the primary other supplier is Cook Medical Inc., while internationally VascoMed also offers lead extraction devices. Competitive methods available to remove implanted leads include open-chest surgery and transvenous removal with other mechanical sheaths or devices using radiofrequency energy.

Manufacturing

We manufacture all of our products except for the the Quick-Cross Capture Guidewire Retriever, which is manufactured for us by a third-party. The transition of the manufacturing of the Quick-Access Needle Holder to our facilities was completed in September 2013. The transition of the manufacturing of the Quick-Cross Capture Guidewire Retriever is underway and we expect it to be completed by mid-2014. We have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the production process. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control lead time, costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility, and to scale manufacturing, should market demand increase.

In recent years, we have moved the manufacturing of our disposable products and our CVX-300 laser system to our corporate headquarters in Colorado Springs, Colorado. We maintain manufacturing capabilities at another location in Colorado Springs for business continuity contingency planning purposes.

Our manufacturing facilities are subject to periodic inspections by federal, state, international and other regulatory authorities, including the Quality System Regulation (QSR) compliance inspections by the FDA and International Organization for Standardization (ISO 13485:2003) compliance inspections by the British Standards Institution (BSi), which is a private company authorized by European medical agencies to assess and certify compliance with regulatory requirements (Notified Body). We are subject to inspections by the Japanese regulatory agency, the Pharmaceutical and Medical Device Agency (PMDA). During the past year, we have undergone the following external quality system and factory audits: a partial Quality System Regulation inspection by the FDA, an ISO 13485:2003 re-certification audit by BSI; and two TÜV (another European Notified Body) Factory Safety Inspections.  These audits resulted in zero non-conformities. We cannot assure you that future audits will not identify non-conformities.

We purchase some components of our CVX-300 excimer laser system and some disposable products from sole source suppliers. Most raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. Losing any of these suppliers could cause a disruption in our production and adversely affect us.

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

It is our policy to require our employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions developed by the individual pursuant to their employment are our exclusive property. These agreements may not provide meaningful protection if unauthorized use or disclosure of such information occurs.

We also rely on trade secrets and unpatented know-how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know-how.

We are party to license agreements under which we license patents covering certain aspects of our products.

In January 2012, we entered into a Termination and Mutual Release with Medtronic, Inc. The Termination Agreement terminated a License Agreement between us and Medtronic dated February 28, 1997 (the License Agreement). The parties disputed whether royalties were owed under the License Agreement. Under the Termination Agreement, we paid to Medtronic $3.0 million in January 2012 in settlement of all obligations under the License Agreement, and neither party has any further rights or obligations under the License Agreement. Royalty expenses to Medtronic have not been incurred subsequent to the effective date of the Termination Agreement.

We are party to an amended vascular laser angioplasty catheter license agreement with SurModics under which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using its patents, subject to a quarterly minimum royalty. The license agreement expires on the later of the expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the royalties we pay SurModics is not greater than specified levels. In 2013, we incurred royalties of approximately $0.9 million to SurModics under this license agreement.

In December 2009, we entered into a license agreement with Peter Rentrop, M.D. As part of the agreement, we received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop, which, in general, apply to laser catheters with a tip diameter less than 1 millimeter. We pay Dr. Rentrop royalties of a specified percentage of net sales of products using his patents subject to a quarterly minimum royalty. The license agreement expires in January 2020, unless terminated earlier in accordance with its terms. In 2013, we incurred royalties of approximately $1.0 million to Dr. Rentrop under this license agreement.

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

An ambulatory surgery center (ASC) is a center not attached to a hospital where surgical procedures are performed at which patients have a recovery of less than 24 hours. The payment methodology uses relative weights based on the OPPS. Medicare pays ASCs for covered surgical procedures. The payment includes ASC facility services furnished in connection with the covered procedure. Beginning in 2013, lower extremity revascularization procedures in ASCs have been designated by Medicare as covered procedures.

Besides payments made to hospitals and ASCs for procedures using our technology, Medicare makes separate payments to physicians for their professional services. Payments to physicians are made under the national Medicare Physician Fee Schedule (MPFS). National payment rates are assigned based on the Resource Based Relative Value System (RBRVS). Payment is adjusted for geographic location and place of service. Lower extremity revascularization procedures have been designated by Medicare as covered procedures in the physician’s office setting since 2011.

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

Most third-party payers cover and reimburse for procedures using our products. While we believe that a laser atherectomy procedure offers a less costly alternative to treat certain types of cardiovascular disease, the procedure may not receive adequate coverage and reimbursement and may not be viewed as cost-effective under future coverage and reimbursement guidelines or other healthcare payment systems.

Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, and reimbursement may not be adequate for all customers. For example, in July 2013, CMS proposed reimbursement changes that would have decreased reimbursement for procedures in an office-based facility. Although they ultimately chose not to implement those changes in 2013, we cannot assure you that they will not take similar adverse action in future periods.

Congress has proposed and adopted other legislative changes regarding healthcare since it enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (which we collectively refer to as the PPACA). In August 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, could not reach required goals, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may cause additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and our financial operations.

Government Regulation

Overview of Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA. FDA regulations govern, among other things, the following activities we perform:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market safety reporting.

To be commercially distributed in the United States, non-exempt medical devices must receive either approval through a Premarket Approval (PMA) or be found to be substantially equivalent to an already marketed device through a Premarket Notification 510(k) from the FDA prior to marketing and distribution under the FDCA. Using the FDA’s classification system, devices deemed to pose relatively less risk are placed into either Class I or II, which ordinarily requires the manufacturer to submit a Premarket Notification 510(k) requesting permission for commercial distribution. The FDA has determined that most Class I devices are exempt from premarket notification through the 510(k) process. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which the FDA has not yet called for submission of PMA applications, are placed in Class III requiring a PMA.

510(k) Clearance Premarket Notification Pathway.    To obtain 510(k) clearance, a manufacturer must submit a Premarket Notification 510(k) application demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device in commercial distribution before May 28, 1976. In 2014, the goal of the FDA’s Medical Device User Fee Act (MDUFA) is to issue a finding of substantial equivalence or not substantially equivalent (NSE) within 90 days of submission for 93% of 510(k) submissions. The FDA frequently requires additional clinical data following an NSE finding, which can significantly lengthen time to clearance.

After a device is found to be substantially equivalent through the 510(k) process, which is also referred to as a marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA. The FDA requires each manufacturer to determine whether a new 510(k) is required for product modifications, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) or PMA approval is obtained.

PMA Pathway.   A high risk device not eligible for 510(k) clearance must follow the PMA pathway, which requires valid scientific evidence demonstrating the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is much more costly, lengthy and uncertain than the 510(k) process. The process can take from six months to three years, but may take longer.

A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulations (QSR), which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application. The review time is often significantly extended because of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and postmarket studies. Failure to comply with the conditions of approval can result in an enforcement action, which could have material adverse consequences, including the loss or withdrawal of the approval, and recall of product already distributed.

Even after a PMA, a new PMA or PMA supplement is required if we modify the device, its labeling or its manufacturing process, as in the recent relocation of manufacturing of our products to our newer facility in Colorado Springs. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

Clinical Trials.    A clinical trial is often required to support a PMA application and is sometimes required for a Premarket Notification 510(k) application. Sometimes, one or more relatively smaller studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to subjects (as defined in the regulations), the FDA must approve an Investigational Device Exemption (IDE) application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of subjects to be enrolled at specified study centers. A clinical trial of a non-significant risk device is governed by several of the IDE application requirements (e.g. clinical trial monitoring and record keeping) and does not require FDA approval of an IDE application before the trial is started. Both significant risk and non-significant risk investigational devices require ethical approval from institutional review boards, or IRBs, at the study centers where the device will be used.

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

The FDA Quality System Regulations do not fully apply to investigational devices, but the requirement for controls on design and development applies. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose regarding manufacturing.

Postmarket.   After a device is placed on the market, numerous regulatory requirements apply. These include: FDA labeling regulations that prohibit manufacturers from promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it recurred, and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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
The FDA may not approve our current or future PMA applications or supplements or clear our Premarket Notification 510(k) applications on a timely basis or at all. Additionally, the FDA may issue a warning letter based on the promotion or manufacturing of any of our approved or cleared products. Additionally, the FDA may take any of the enforcement actions listed above. The absence of such approvals or clearance, or any enforcement action by the FDA, could have a material adverse impact on our ability to generate future revenue.

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission (FTC). The FDA and FTC actively enforce regulations prohibiting marketing of products for unapproved uses.

International Regulations.   International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements, and import restrictions on devices. Exports of products approved by the FDA do not require FDA authorization for export. However, foreign countries often require an FDA Certificate to Foreign Government verifying the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System Regulations violations exist.

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

We have received CE (Communauté Européene) mark registration for substantially all of our current products. The CE mark indicates a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards. We received CMDCAS (Canadian) certification by TÜV in January 2002. We have also received approval to market certain coronary atherectomy products, certain lead removal products and our Quick-Cross support catheter in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products with the assistance of our distributor, DVx. In Australia, we have approvals to market certain peripheral atherectomy, coronary atherectomy, crossing and lead removal products. We also have approvals to market certain products in several Asia Pacific and

Latin American countries. The process of obtaining regulatory approval of our products is also underway in Brazil, China, and India.

Environmental Regulations.   We are also subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. Compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position.

Product Liability Insurance

Our business entails the risk of product liability claims. We maintain product liability insurance for $20 million per occurrence with an annual aggregate maximum of $20 million. Product liability claims may exceed such insurance coverage limits, and such insurance coverage limits may not continue to be available on acceptable terms, or at all.

Employees

As of December 31, 2013, we had 575 full time employees worldwide. None of our employees are covered by collective bargaining agreements. The success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.    Risk Factors

Risks related to our business and industry
We may be unable to compete successfully with larger companies in our highly competitive industry.
The medical device industry is highly competitive. Our primary competitors are manufacturers of products used in competing therapies within the peripheral and coronary atherectomy and lead management markets, such as:

•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages (peripheral and coronary);

•	balloon angioplasty and stents (peripheral);

•	specialty balloon angioplasty, such as cutting balloons and drug-eluting balloons;

•	bypass surgery (peripheral and coronary);

•	amputation (peripheral); and

•	mechanical lead removal tools (lead management).

Many of our competitors have substantially greater financial, manufacturing, marketing, and technical resources than we do. Larger competitors have substantially larger sales and marketing operations than we do. This allows those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our sales and marketing team and our international distributors in making sales. We have experienced periods of higher sales personnel turnover, particularly in our vascular intervention sales organization. Sales personnel turnover could be an issue in the future.

Larger competitors also have broader product lines, which enables them to offer customers bundled purchase contracts and quantity discounts, and more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals, and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, to develop competing products that are more effective or less costly than the products we develop. This may render our technology or products obsolete or noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection regarding potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. Our competitors may be better equipped than we are to develop, manufacture, market, and sell competing products. Competition will probably intensify.
We believe that the primary competitive factors in the interventional coronary and peripheral markets include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	ease of use;

•	the impact of managed care practices, related reimbursement to the healthcare provider, and procedure costs;

•	size and effectiveness of sales forces; and

•	research and development capabilities.
Our ability to increase our revenue depends on our ability to successfully penetrate our target markets and develop new products for those markets.
Our ability to increase our revenue depends largely on our ability to increase sales in the vascular intervention market and in the lead management market. New products will also need to be developed and approved by the FDA and foreign regulatory agencies to sustain revenue growth in our markets. Additional clinical data and new products to treat coronary artery disease may be necessary to grow revenue within the coronary market, and we are not investing in these areas.
Our products may not achieve or maintain market acceptance.
Even if we obtain FDA approval or clearance of our products, or new indications for our products, market acceptance in the healthcare community, including physicians, patients, and third‑party payers, of our products depends on many factors, including:

•
our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost effectiveness of, and patient benefits from, laser atherectomy, and pacemaker and ICD lead removal;

•	the availability of alternative treatments;

•	whether our products are included on insurance company formularies;

•	the willingness and ability of patients and the healthcare community to adopt new technologies;

•	the convenience and ease of use of our products relative to existing treatment methods;

•	the pricing and reimbursement of our products relative to existing treatment methods; and

•	marketing and distribution support for our products.
Even if we obtain all necessary FDA approvals and clearances, any of our products may fail to achieve market acceptance. If we do not educate physicians about PAD and cardiac device infection and the existence of our products, these products may not gain market acceptance, as many physicians do not routinely screen for PAD while screening for coronary artery disease and are not aware of the need to remove and replace coronary leads when treating cardiac device infections. If our products achieve market acceptance, they may not maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost effective. Our Lead Management products are used to remove advisory leads, which are leads for which a physician advisory has been issued by the lead’s manufacturer. When the advisory leads are extracted or become inactive, the market for our Lead Management products will be reduced. Failure to achieve or maintain market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition, and results of operations.

If we do not achieve our projected development and commercialization goals, our business may be harmed.
For planning, we estimate the timing of the accomplishment of various scientific, clinical, regulatory, and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. We base these milestones on a variety of assumptions, which are subject to numerous risks and uncertainties. There is a risk we will not achieve these milestones on a timely basis or at all. If we cannot complete subject enrollments required by the FDA for our EXCITE ISR study in a timely manner, the commercialization of our products for an ISR indication could be delayed. Even if we achieve these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates—often for reasons beyond our control—depending on numerous factors, including:

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
If we do not meet these milestones for our products or if we are delayed in achieving these milestones, the development and commercialization of new products, modifications of existing products or sales of existing products for new approved indications may be prevented or delayed, which could damage our reputation or materially adversely affect our business.

We have a history of losses and may not maintain profitability.
We incurred net losses from our inception in 1984 until 2000, and again in 2002, 2006, from 2008 to 2010, and in 2013. At December 31, 2013, we had accumulated $94.2 million in net losses since inception. We may not be profitable in the future.
If we make acquisitions, we could encounter difficulties that harm our business.
We may acquire companies, products, or technologies. If we engage in such acquisitions, we may have difficulty integrating the acquired personnel, operations, products, or technologies. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities, and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products, or technologies, it may divert resources otherwise available for other purposes or increase our debt. If we use our common stock to acquire companies, products, or technologies, we may experience a change of control or our stockholders may experience substantial dilution or both.
If we cannot obtain additional funding, we may be unable to make desirable acquisitions.
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
If we do not manage our growth or control costs related to growth, our results of operations will suffer.
We intend to grow our business by expanding our customer base, sales force, and product offerings, including through acquisitions or other business combinations. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth, we could be required to open additional facilities, expand, and improve our information systems and procedures and hire, train, motivate and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures, and personnel may not be adequate to support our future operations. Further, we may not maintain or accelerate our current growth, manage our expanding operations, or achieve planned growth on a timely and profitable basis.
Litigation and other legal proceedings may adversely affect our business.
From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, security class action and shareholder derivative lawsuits, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings, or investigations in the future, which could have a material adverse impact on us. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
We must indemnify officers and directors, including, in certain circumstances, former employees, against all losses, including expenses, incurred by them in legal proceedings and to advance their reasonable legal defense expenses, unless certain conditions apply. Insurance for claims of this nature does not apply in all such circumstances, may be denied or may not be adequate to cover all legal or other costs related to the proceeding. A prolonged uninsured expense and indemnification obligation could have a material adverse impact on us. From 2009 through 2013, we incurred more than $6 million in indemnification costs not covered by insurance for former employees charged in connection with a previously disclosed federal investigation.
Healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets.
The PPACA makes significant changes to the way healthcare is financed by both federal and state governments and private insurers, and directly impacts the medical device and pharmaceutical industries. The PPACA includes, with limited exceptions, a deductible excise tax of 2.3% on sales of products by entities, including us, that manufacture or import certain medical devices offered for sale in the United States, effective January 1, 2013. Revenue from many of our products is subject to that excise tax. It is unclear whether we can offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage.
Congress has proposed and adopted other legislative changes regarding healthcare since it enacted the PPACA. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, could not reach required goals, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may cause additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and our financial operations.
Various healthcare reform proposals also have emerged at the state level. We expect that the PPACA, and other federal and state healthcare initiatives that may be adopted, could limit the amounts that federal and state governments will pay for healthcare products and services, and could have a material adverse effect on our industry and our results of operations.
Regulatory compliance is expensive and complex, and approvals can often be denied or significantly delayed.
The FDA and similar state and foreign agencies regulate our products as medical devices. Complying with these regulations is costly, time consuming, and complex. FDA regulations and regulations of similar state and foreign agencies are wide-ranging and include oversight of:

•	product design, development, manufacture, and testing;

•	product safety and efficacy;

•	product labeling;

•	product storage and shipping;

•	record keeping;

•	pre-market clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market surveillance and reporting of deaths or serious injuries.
All of our potential products and improvements of our current products are subject to extensive regulation and will likely require clearance or approval from the FDA and other regulatory agencies prior to commercial sale and distribution. Under FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated the new product is substantially equivalent to other 510(k)‑cleared products. Sometimes, a 510(k) clearance must be supported by preclinical and clinical data. The PMA process is more costly, lengthy, and uncertain than the 510(k) process, and must be supported by valid scientific evidence, including data from preclinical studies and human clinical trials. Therefore, to obtain regulatory clearance or approvals, we typically must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of the FDA and such other authorities our products satisfy the criteria for clearance or approval. Preclinical testing and clinical trials must comply with the regulations of the FDA and other government authorities in the United States and similar agencies in other countries.
We may be required to obtain PMAs, PMA supplements, or additional 510(k) premarket clearances to market modifications to our existing products. The FDA requires device manufacturers to make and document a determination of whether a modification requires an approval, supplement, or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals, supplements, or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre-market clearances for any modification to a previously cleared or approved device, we will likely be required to cease manufacturing and marketing the modified device or perhaps also to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. There can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.
International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable FDA and foreign regulatory requirements, we may not receive regulatory approvals or may be subject to fines, suspensions, or revocations of approvals, seizures, or recalls of products, operating restrictions, criminal prosecutions and other penalties. We may be unable to obtain future regulatory approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA clearance process for the use of excimer laser technology in clearing blocked arteries in the leg took longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements. A failure or delay in obtaining necessary regulatory approvals would materially adversely affect our business.
If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, our business may be harmed.
Clinical development is a long, expensive, and uncertain process and is subject to delays and to the risk that products may ultimately prove ineffective in treating the indications for which they are designed. Completion of the clinical trials usually takes several years or more. We cannot assure you we will successfully complete clinical testing of our products within the period we have planned, or at all. Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not indicate success in later trials. Several companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials.

We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory approval for new products, modification of existing products, or new approved indications for existing products including:

•	delays in enlisting an adequate number of subjects in clinical trials when competing with other companies;

•	enrollment in our clinical trials may be slower than we anticipate, or we may experience high drop-out rates of subjects from our clinical trials, resulting in significant delays;

•	the FDA or similar foreign regulatory authorities may find the product is not sufficiently safe for investigational use in humans;

•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in different ways than we do;

•	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;

•	there may be delays in obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;

•
the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing or to abandon programs;

•	we may have trouble in managing multiple clinical sites;

•	trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;

•	we may experience delays in agreeing on acceptable terms with third party research organizations and trial sites that will conduct the clinical trials; and

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.
Failures or perceived failures in our clinical trials will delay and may prevent our product development and regulatory approval process, damage our business prospects and negatively affect our reputation and competitive position.
From time to time, we engage outside parties to perform services related to certain of our clinical studies and trials, and any failure of those parties to fulfill their obligations could cause costs and delays.
From time to time, we engage consultants and contract research organizations to help design, monitor, and analyze the results of certain of our clinical studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. We depend on these consultants, contract research organizations and clinical investigators to perform the clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory authorities. The consultants and contract research organizations are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy, including the Health Insurance Portability and Accountability Act. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we must change service providers. This risk is greater for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure our studies and trials are conducted in compliance with FDA requirements. Any third parties we hire to design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. We may not establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not do so without undue delays or considerable expenditures or at all.
Our regulatory compliance program cannot guarantee we comply with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
The development, manufacturing, distribution, pricing, sales, marketing, import, export, and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and in foreign countries, including the new National Physician Payment Transparency Program in the U.S., which requires collection of information about payments to physicians beginning in 2013 and reporting such information in 2014. Congress and certain governmental entities, such as the FDA and Department of Justice, have been increasing their scrutiny of our industry. Although we have a regulatory compliance program, our employees, our consultants or our contractors may not comply with all potentially applicable U.S. federal and state laws and regulations or all potentially applicable foreign laws and regulations. If we fail to comply with these laws or regulations a range of actions could result, including, but not limited to, the termination of clinical trials, failing to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal or recall of our products from the market, significant fines, penalties and/or damages, exclusion from government healthcare programs or other sanctions or litigation.
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
In December 2009, as part of the settlement of a federal investigation of our company, we entered into a five-year corporate integrity agreement, or CIA, with the Office of Inspector General of the United States Department of Health and Human Services. The CIA provides criteria for establishing and maintaining compliance with various federal laws and regulations governing our clinical investigation related functions, reporting related functions and certain of our promotional and product services related functions. It applies to all of our U.S. subsidiaries and employees and certain of our employees based outside the U.S. Under the CIA, we must keep in place our current compliance program, provide specified training to employees, and retain an independent review organization to perform reviews to assist us in assessing and evaluating our various functions discussed above.
We expect maintaining the broad array of processes, policies, and procedures necessary to comply with the CIA to continue to require a significant portion of management’s attention and the application of significant resources. Failure to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each noncompliance. Material breaches of the CIA could cause us to be excluded from participating in federal healthcare programs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our products may be subject to recalls after receiving FDA or foreign approval or clearance, which would divert managerial and financial resources, harm our reputation, and could adversely affect our business.
We are subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if our products cause or contribute to death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction occurred. The FDA and similar foreign governmental authorities have the authority to require the recall of our products because of any failure to comply with applicable laws and regulations, or defects in design or manufacture. A government mandated or voluntary product recall by us could occur because of component failures, device malfunctions, or other adverse events, such as serious injuries or deaths, or quality‑related issues such as manufacturing errors or design or labeling defects. We have conducted voluntary recalls in the past and may be required to do so in the future. Any recalls of our products could divert managerial and financial resources, harm our reputation, and could adversely affect our business.
The continuing development of many of our products depends upon our maintaining strong working relationships with physicians.
The research, development, marketing, and sale of many of our new and improved products depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing, and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition or cash flows. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the Health and Human Services Office of Inspector General (OIG), and the Department of Justice (DOJ). Our failure to comply with requirements governing the industry’s relationships with physicians, or an investigation into our compliance by the OIG or DOJ, could have a material adverse effect on our business.
We may not effectively be able to protect our intellectual property, which could have a material adverse effect on our business, financial condition or results of operations.

The medical device market in which we primarily participate is largely technology driven. Physicians have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court patent decisions.
We hold patents and licenses to use patented technology, and have numerous pending patent applications. Our patents cover numerous inventions, including general features of the laser system, features of our catheters and other technologies. Our competitors may seek to produce products that include technologies that are not subject to patent protection, and this may negatively affect our business.
The patents we own and license may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid, unenforceable, or circumvented by competitors. Issuing a patent is not conclusive as to its validity or enforceability. Third parties own numerous United States and foreign issued patents and pending patent applications in the fields in which we manufacture and sell our products.

Because patent applications can take many years to issue, there may be pending applications, unknown to us, which may later result in issued patents our products or technologies may infringe. Challenges raised in patent infringement litigation may cause determinations our patents or licensed patents are invalid, unenforceable, or otherwise subject to limitations. In such events, third parties may use the discoveries or technologies without paying damages, licensing fees or royalties to us, which could significantly diminish the value of our intellectual property. We could also be adversely affected if our licensors terminate our licenses to use patented technology. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The foregoing could have a material adverse effect on our business.
We may incur substantial costs because of litigation or other proceedings relating to patent and other intellectual property rights, which could cause substantial costs and liability.
There may be patents and patent applications owned by others relating to laser and fiber‑optic or other technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers in the body, may contact us and request we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. We cannot guarantee that other patent holders will not sue us and prevail. If we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time-consuming, expensive, and unpredictable and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license on commercially acceptable terms. Even if we can obtain rights to a third-party’s patented intellectual property, those rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations because of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may cause less effective or less commercially desirable products or both.
If we cannot protect and control unpatented trade secrets, know-how and other proprietary technology, we may suffer competitive harm.
Besides patented intellectual property, we also rely on trade secrets, unpatented proprietary technology, confidential information, and know-how to protect our technology and maintain our competitive position, particularly when patent protection is not appropriate or obtainable. However, trade secrets and unpatented proprietary technology are difficult to protect. To protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements may not prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy if unauthorized disclosure of confidential information occurs or other breaches of the agreements. Others may independently discover trade secrets and proprietary information licensed to us or that we own, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using trade secrets licensed to us or that we own is difficult, expensive, and time consuming, and the outcome is unpredictable. Courts outside the United States may be less willing to protect trade secrets or unpatented proprietary technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We have important sole source suppliers and may be unable to replace them if they stop supplying us.
We purchase certain components of our CVX-300 laser system and select disposable products from several sole source suppliers. We do not have guaranteed commitments from these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so. Losing any of these suppliers could cause a disruption in our production. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, and environmental factors. Establishing additional or replacement suppliers for these materials may take significant time, as certain of these suppliers must be approved by regulatory authorities. If we cannot secure on a timely basis sufficient quantities of the materials we depend on to manufacture our CVX-300 laser systems and disposable products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then manufacturing our CVX-300 laser system and disposable products may be disrupted, which could increase our costs and have a material adverse effect on our business.
Our net operating loss carryovers may be limited.
We have net operating loss carryovers, or NOLs, that we may use to offset against taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. Any limitation on using NOLs could (depending on the extent of such limitation and the NOLs previously used) result in our retaining less cash after payment of U.S. federal income taxes during any year in which we have taxable income (rather than losses) than we would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.
Technological change may cause our products to become obsolete.
The medical device market is characterized by extensive research and development and rapid technological change. We derive most of our revenue from the sale of our disposable catheters. Technological progress or new developments in our industry could adversely affect sales of our products. Our products could be rendered obsolete because of future innovations in the treatment of cardiovascular disease.
We and our component suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.
As a device manufacturer, we must register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practice regulations, including testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. Our component suppliers are also required to meet certain standards applicable to their manufacturing processes.
We cannot assure you that we or our component suppliers comply or can continue to comply with all regulatory requirements. The failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, with a component supplier, until a new supplier has been identified and evaluated. Our failure to comply with applicable regulations could cause sanctions to be imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers to satisfy our business requirements, we can locate new suppliers in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.
In the European Union, we must maintain certain International Organization for Standardization, or ISO, certifications to sell our products and must undergo periodic inspections by notified bodies, including the British Standards Institution, or BSi, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, our business could be materially adversely affected.
Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive coverage and reimbursement practices of third‑party payers could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business.
Our products are purchased principally by hospitals and stand‑alone peripheral intervention practices, which typically bill various third‑party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans, and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for our products and services from government and private third‑party payers is critical to our success. The availability of coverage and reimbursement affects which products customers purchase and the prices they are willing to pay.
Reimbursement varies from country to country, state to state and plan to plan and can significantly influence the acceptance of new products and services. Certain private third‑party payers may view some procedures using our products as experimental and may not provide coverage. Third‑party payers may not cover and reimburse the procedures using our products in whole or in part in the future or payment rates may not be adequate, or both. Further, the adequacy of coverage and reimbursement by third‑party payers is also related to billing codes to describe procedures performed using our products. Hospitals and physicians use several billing codes to bill for such procedures. Third-party payers may not continue to recognize the billing codes available for use by our customers.
Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, and reimbursement may not be adequate for all customers. For example, in July 2013, CMS proposed reimbursement changes that would have decreased reimbursement for procedures in an office-based facility. Although they ultimately chose not to implement those changes in 2013, we cannot assure you that they will not take similar adverse action in future periods.
After we develop new products or seek to market our products for new approved or cleared indications, we may find limited demand for the product unless government and private third-party payers provide adequate coverage and reimbursement. Even with reimbursement approval and coverage by government and private payers, providers submitting reimbursement claims may face delay in payment if there is confusion by providers regarding the appropriate codes to use in seeking reimbursement. Such delays may create an unfavorable impression within the marketplace regarding the level of reimbursement or coverage available for our products.
Demand for our products or new approved indications for our existing products may fluctuate over time if federal or state legislative or administrative policy changes affect coverage or reimbursement levels for our products or the services related to our products. In the United States, there have been and we expect there will continue to be legislative and regulatory proposals to change the healthcare system, some of which could significantly affect our business. Legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we cannot fully comply with such laws, could face substantial penalties.
Various broad federal and state healthcare fraud and abuse laws may directly or indirectly affect our operations. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, sometimes, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. These healthcare fraud and abuse laws are subject to evolving interpretations by various federal and state enforcement and regulatory authorities. Under current interpretations of the Federal False Claims Act and certain similar state laws, some of these laws also may be subject to enforcement in a qui tam lawsuit brought by a private party “whistleblower,” with or without the intervention of the government.
If our operations, including our laser system placement and disposable products sales and marketing programs, clinical research and consulting arrangements with physicians, are found to violate these laws and are not protected under a statutory exception or regulatory safe harbor provision, we, our officers or our employees may be subject to civil and/or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation, including excluding our products from use in treatment of Medicare or other federal healthcare program patients. If federal or state investigations or enforcement actions occur, our business and financial condition would be harmed.
There has been a recent trend of increased federal and state regulation of payments made to physicians. The PPACA imposes new reporting and disclosure requirements on device and drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in significant civil monetary penalties. Manufacturers had to begin data collection on August 1, 2013 and report such data annually to the federal government by March 31, 2014, and by the 90th day following each calendar year. Some states, including California, Massachusetts, and Vermont, have enacted statutes with various requirements, such as implementation of compliance programs, and the tracking and reporting of gifts, compensation, and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more requirements.
If we fail to obtain regulatory approvals in other countries for our products, we cannot market our products in those countries, which could harm our business.
The requirements governing the conduct of clinical trials and manufacturing and marketing of our products, new products, or additional indications for our existing products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require additional testing and different clinical trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve the reimbursement policies related to specific products. We have had trouble in the past in obtaining reimbursement approvals for our products in Europe and are seeking regulatory and reimbursement approval for certain of our products in Japan and other countries. We cannot assure you we will receive this approval or that revenue in Japan and other countries will increase if we receive it. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively influence the regulatory process in others. We may not file for regulatory approvals and may not receive necessary approvals to market our existing products in any foreign country. If we fail to comply with these regulatory requirements or obtain and maintain required approvals in any foreign country, we cannot sell our products in that country and our ability to generate revenue could be materially adversely affected.
There are risks that come from having international operations.
For the year ended December 31, 2013, our revenue from international operations represented 18% of consolidated revenue, of which 13% of consolidated revenue was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Our international operations subject us to the extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk fluctuations in currency exchange rates will adversely affect us. We do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
We use both a direct sales organization and distributors for sales of our products throughout most of Europe, the Middle East, the Pacific Rim, and Latin America. The international sales and marketing efforts could fail to attain long-term success.
If our manufacturing operations are interrupted, our results may be adversely affected.
Our ability to manufacture our products may be adversely affected by factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to our facility. If an interruption in manufacturing occurs, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. If the interruption results from a failure to follow regulatory protocols and procedures, we may experience delays in resuming production of affected products due primarily to needs for regulatory approvals. We may suffer loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
Product liability and other claims against us may reduce demand for our products or result in substantial damages.
Our business exposes us to potential liability for risks that may arise from the clinical testing of our unapproved or cleared new products, the clinical testing of expanded indications for existing products, the use of our products by physicians and the manufacture and sale of any approved products. An individual may bring a product liability claim against us, including frivolous lawsuits, if one of our products causes, or merely appears to have caused, an injury. We maintain product liability insurance for $20 million per occurrence with an annual aggregate maximum of $20 million. We cannot assure, however, that product liability claims will not exceed our insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. Our insurers may also claim that certain claims are not within the scope of our product liability insurance. A product liability claim, recall, or other claim regarding uninsured liabilities or for amounts over insured liabilities could have a material adverse effect on our business. Any product liability claim or series of claims or class actions brought against us, with or without merit, could result in:

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
Consumers, healthcare providers or others selling our products may make claims. We may be subject to claims against us even if an alleged injury is due to the actions of others. We rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and related processes relating to our products. If these medical personnel are not properly trained or are negligent in using our products, the therapeutic effect of our products may be diminished or the patient may suffer injury or death, which may subject us to liability. An injury or death resulting from the activities of our suppliers may serve as a basis for a claim against us. We maintain policies and procedures and require training designed to educate our employees that off-label promotion is illegal. However, we cannot prevent a physician from using our products for any off-label applications. If injury to a patient results from such use, we may become involved in a product liability suit, which may be expensive to defend. Even if we do not become involved in a suit, quality or safety issues could cause reputational harm, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of devices, civil or criminal sanctions, or withdrawal of existing approvals.
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
Environmental and health safety laws may result in liabilities, expenses, and restrictions on our operations.
Federal, state, local, and foreign laws regarding environmental protection, hazardous substances and human health and safety may adversely affect our business. Using hazardous substances in our operations exposes us to the risk of accidental injury, contamination or other liability from the use, storage, importation, handling, or disposal of hazardous materials. If our or our suppliers’ operations result in the contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and fines, and any liability could significantly exceed our insurance coverage and have a material adverse effect on our financial condition. We maintain insurance for certain environmental risks, subject to substantial deductibles; however, we cannot assure you we can continue to maintain this insurance in the future at an acceptable cost or at all. Future changes to environmental and health and safety laws could cause us to incur additional expenses or restrict our operations.

We depend on attracting, retaining, and developing key management, clinical, scientific, and sales and marketing personnel, and losing these personnel could impair the development and sales of our products.
Our success depends on our continued ability to attract, retain, develop, and motivate highly qualified management, clinical, scientific, and sales and marketing personnel. We do not have employment agreements with our employees, other than our chief executive officer. His or her employment is “at will,” and each employee can terminate his or her employment with us at any time. As a condition of employment, our employees sign a confidentiality and trade secrets agreement that precludes them, upon termination of their employment, from disclosing any proprietary information, recruiting our employees or working for a competitor. We also have agreements with several of our officers that provide for the payment of either one year’s salary plus bonus or six months’ salary plus bonus if the officer’s employment ends in certain circumstances. The agreements also prohibit the officer from competing with us and soliciting our employees and customers if termination of employment occurs. The enforceability of these agreements depends on the circumstances at the time of separation, and the agreements may be difficult to enforce. We do not carry key person insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not attract, retain, and develop quality personnel on acceptable terms due to the competition for such personnel.
Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.
Many healthcare industry companies, including healthcare systems, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our consolidated earnings, financial condition, or cash flows would suffer.
An interruption in or breach of security of our information or manufacturing systems, including the occurrence of a cyber incident or a deficiency in our cybersecurity, may cause a loss of business or damage to our reputation.
We rely on communications, information, and manufacturing systems to conduct our business. Any failure, interruption, or cyber incident of these systems could cause failures or disruptions in our customer relationship management or product manufacturing. A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to information systems to disrupt operations, corrupt data, or steal confidential information. The occurrence of any failures, interruptions, or cyber incidents could cause a loss of customer business or reputation and have a material effect on our business, financial condition, results of operations and cash flows.
A U.S. and global economic downturn could adversely affect our operating results, financial condition, or liquidity.
We are subject to risks arising from adverse changes in domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. The European sovereign debt crisis has increased concerns about global economic recovery. Over the past several years, the credit and capital markets have experienced extreme volatility and disruption. The strength of the United States and global economy is uncertain, and the United States may experience slowed growth or another recession. Turbulence in the financial markets and general economic uncertainties may make it more difficult and more expensive for hospitals and health systems to obtain credit, which would contribute to pressures on our operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care. In such circumstances, we expect many of our customers would continue to scrutinize costs, trim budgets, and look for opportunities to further reduce or slow capital spending.
The potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our products from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. has and may continue to result in a smaller percentage of patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare, Medicaid, and health plans offered through PPACA exchanges.
Further, a strengthening of the United States dollar or other economic event may adversely affect the results of our international operations when those results are translated into United States dollars. Disruptions in the credit markets could impede our access to capital, which could further adversely affect us if we cannot maintain our current credit ratings. If we cannot obtain financing, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. All of these factors related to the global economic situation, which are beyond our control, could negatively affect our business, results of operations, financial condition, and liquidity.
Our stock price may continue to be volatile.
The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The trading price of our stock varied from a low of $14.58 to a high of $25.60 during 2013. The following factors may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results and the operating results of competitors;

•	announcements of technological innovations or new products by us or our competitors;

•	results of clinical trials or studies by us or our competitors;

•	governmental regulation;

•	developments regarding patents or proprietary rights, including assertions our products infringe the intellectual property rights of others;

•	public concern regarding the safety of products developed by us or others;

•	the initiation or cessation in coverage of our common stock, or changes in estimates or recommendations concerning us or our common stock, by securities analysts;

•	changes in accounting principles;

•	past or future management changes;

•	litigation;

•	adverse developments in any government inquiry or investigation;

•	changes in market and economic conditions; and

•	the possibility of our financing future operations through additional issuances of equity securities, which may cause dilution to existing stockholders.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Following the decrease in our stock price in September 2008 and following the execution of a search warrant related to a government investigation of us and certain of our employees, we became the target of securities litigation. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could cause substantial costs and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.
If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about our business and us. We do not control these analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business or us. If one or more analysts cease coverage of our company or fail to regularly publish reports about our company, we could lose visibility in the financial market, which could cause our stock price to decline. Further, securities or industry analysts may elect not to provide research coverage of our common stock and such lack of research coverage may adversely affect the market price of our common stock.
We have never paid cash dividends on our capital stock, and we do not anticipate paying any dividends in the foreseeable future.
We have never paid cash dividends on our capital stock and intend to retain our future earnings to fund the development and growth of our business. Capital appreciation of our common stock will be the sole source of gain for the foreseeable future.
Protections against unsolicited takeovers in our charter and bylaws may reduce or eliminate our stockholders’ ability to resell their shares at a premium over market price.
Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and advance notification procedures for stockholder proposals that could have the effect of discouraging, delaying or preventing an unsolicited change in the control of Spectranetics. Our stockholders elect our board of directors for staggered three-year terms, which prevents stockholders from electing all directors at each annual meeting and may have the effect of discouraging, delaying or preventing a change in control.
We are subject to Section 203 of the Delaware General Corporation law, or Section 203, which in general and subject to exceptions, prohibits a publicly held Delaware corporation from engaging in a “business combination” (as defined in Section 203) with an “interested stockholder” (as defined in Section 203) for a period of three years after the transaction in which the person became an interested stockholder, unless certain conditions are met. Section 203 may discourage, delay, or prevent an acquisition of our company even at a price our stockholders may find attractive.

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

All of our domestic operations are located in an 80,000 square foot building in Colorado Springs, Colorado. The facility has approximately 17,000 square feet of manufacturing space which contains our manufacturing operations. In October 2012, we amended our existing lease and simultaneously entered into a new building lease for 20,000 square feet adjacent to the current headquarters to expand our facilities. We began occupying the new facility in the third quarter of 2013. The term of both leases is through September 2023.

In addition to the leased facilities described above, we continue to occupy a building in Colorado Springs, Colorado. This facility, which we purchased in 2005, contains approximately 24,000 square feet of usable space, and is used for storage and business continuity contingency planning.

Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe and the Middle East, and the lease expires June 30, 2015. Spectranetics Deutschland GmbH leases an office in Germany through August 2018.

With the recent expansions of our facilities in Colorado Springs, we believe these facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3.    Legal Proceedings

For a discussion of our legal proceedings, please refer to Note 16, “Commitments and Contingencies,” to our consolidated financial statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market for each calendar quarter in 2013 and 2012.

	High	Low
Year Ended December 31, 2012
1st Quarter	$10.95	$7.04
2nd Quarter	11.58	9.25
3rd Quarter	14.76	9.93
4th Quarter	15.45	13.12
Year Ended December 31, 2013
1st Quarter	$19.32	$14.58
2nd Quarter	20.99	16.79
3rd Quarter	19.62	15.52
4th Quarter	25.60	16.72
Number of Record Holders; Dividends
The closing sales price of our common stock on February 20, 2014 was $26.64. On February 20, 2014, we had 442 stockholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, nominees and other fiduciaries.
We have not paid cash dividends on our common stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Our line of credit with Wells Fargo Bank prevents us from paying dividends without their prior approval.
Recent Sales of Unregistered Equity Securities
During 2013, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We repurchased none of our equity securities during the quarter ended December 31, 2013.
Securities Issuable Under Equity Compensation Plans
For a discussion of the securities authorized under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

ITEM 6.    Selected Financial Data

The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2013, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto in Part IV, Item 15 in this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$158,811	$140,285	$127,287	$117,917	$114,837
Cost of products sold	41,356	37,927	35,723	34,031	33,140
Selling, general and administrative	91,750	82,254	70,502	66,665	68,478
Research, development and other technology	22,080	16,846	17,729	14,900	15,060
Medical device excise tax (1)	2,138	—	—	—	—
Intangible asset amortization expense (2)	901	—	—	—	—
Contingent consideration expense	867	—	—	—	—
Intangible asset impairment (2)	4,490	—	—	—	—
Change in contingent consideration liability (2)	(5,165)	—	—	—	—
Acquisition-related costs (2)	—	311	—	—	—
Federal investigation legal and accrued indemnification costs (3)	—	—	(370)	6,798	2,362
Federal investigation settlement (4)	—	—	—	—	5,000
Settlement costs—license agreement dispute (5)	—	—	1,821	—	—
Litigation charges (6)	—	—	596	—	1,166
Employee termination and lease abandonment costs(7)	—	—	—	1,630	536
Asset impairment charge (8)	—	—	—	939	—
Discontinuation costs-Safe-Cross product line (9)	—	—	—	—	1,075
Operating income (loss)	394	2,947	1,286	(7,046)	(11,980)
Interest income (expense), net (6)	3	8	(149)	223	410
Loss on sale of auction rate securities (10)	—	—	—	—	(540)
Other-than-temporary impairment of auction rate securities (11)	—	—	—	—	(1,100)
Other, net	13	5	(12)	(8)	(37)
Income (loss) before income taxes	410	2,960	1,125	(6,831)	(13,247)
Income tax expense (12)	780	734	231	6,232	126
Net (loss) income	$(370)	$2,226	$894	$(13,063)	$(13,373)
Net (loss) income per share, basic	$(0.01)	$0.06	$0.03	$(0.39)	$(0.41)
Net (loss) income per share, diluted	$(0.01)	$0.06	$0.03	$(0.39)	$(0.41)
Weighted average common shares outstanding:
Basic	38,941	34,377	33,458	33,091	32,529
Diluted	38,941	35,767	34,370	33,091	32,529

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Working capital (13)	$144,605	$49,634	$41,374	$40,512	$32,958
Cash, cash equivalents, and current investment securities available for sale (13) (14)	128,395	37,775	39,638	33,662	19,053
Non-current investment securities (14)	—	—	—	—	9,800
Restricted cash	—	—	—	—	817
Property and equipment, net	28,281	27,006	27,249	28,669	31,475
Total assets	217,157	110,769	109,036	93,695	100,683
Long-term liabilities	3,932	1,879	1,566	598	593
Stockholders’ equity	190,000	88,697	79,510	74,498	84,928
________________________

(1)
The PPACA imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices beginning on January 1, 2013. In 2013, we incurred $2.1 million of excise tax.

(2)
In January 2013, we acquired certain products from Upstream Peripheral Technologies Ltd. (Upstream). See further discussion of these costs in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7, “Business Combination,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

(3)
In the fourth quarter of 2011, we recorded a $0.4 million reduction in our accrual for indemnification costs to reflect a change in our estimate of the range of our contingent liability for indemnification obligations we had to three former employees related to a federal investigation. See further discussion of these costs in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
In 2009, we reached a resolution with the federal government regarding a federal investigation. We entered into a non-prosecution agreement and a civil settlement agreement under which we made a payment of $5.0 million to the federal government, with no admission of wrongdoing.

(5)
In the fourth quarter of 2011, we recorded $1.8 million related to the termination of a license agreement with Medtronic, Inc. See further discussion of these costs in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15, “Settlement costs—license agreement dispute,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

(6)
In the third quarter of 2011, the Dutch Court of Appeals issued a ruling in favor of Cardiomedica S.p.A., requiring us to pay to Cardiomedica $0.6 million in damages plus $0.2 million in interest. See further discussion of these costs in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Commitments and Contingencies,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

For 2009, the $1.2 million included in this line item represent royalties related to a patent license agreement, which was executed and paid in December 2009.

(7)
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

(8)
In the third quarter of 2010, we wrote off a capital project in process that was no longer expected to be completed and utilized due to a ruling by the Environmental Protection Agency that limited the useful life of the asset.

(9)
In the third quarter of 2009, we discontinued the marketing and sales of the Safe-Cross product line. The $1.1 million charge included a patent impairment charge, impairment of long-lived assets, inventory write-offs and remaining contractual obligations to the seller primarily related to inventory purchases.

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

(13)
In May 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering expenses (approximately $0.4 million).

(14)
We had no investment securities at December 31, 2013, 2012 or 2011. Current investment securities at December 31, 2010 included $3.6 million of auction rate securities, which we liquidated in the first quarter of 2011. Non-current investment securities at December 31, 2009 included $9.8 million of auction rate securities, which were deemed to be illiquid.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes contained elsewhere in this annual report on Form 10-K and in our other SEC filings. The following discussion may contain forward-looking statements that constitute our expectations or forecasts of future events as of the date this report was filed with the SEC and are not statements of historical fact. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Factors that could cause actual results to differ materially from those in the forward-looking statements are included in the risk factors listed from time to time in our filings with the SEC and in Item 1A, “Risk Factors.” See the introduction to Part I of this annual report.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. During the year ended December 31, 2013, approximately 68% of our disposable product revenue was from products used with our proprietary excimer laser system, the CVX-300®. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter for more uniform ablation. Our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

For an overview of our business, products, market opportunities, and clinical trials, please see Part I, Item I, “Business” to this annual report on Form 10-K.

Results of Operations

Revenue by Product Line

	2013		2012		2011
	(in thousands, except for percentages)
Disposable products:
Vascular Intervention	$75,601	48%	$67,336	48%	$62,264	49%
Lead Management	62,518	39	55,186	39	46,480	37
Total disposable products	138,119	87	122,522	87	108,744	85
Service and other revenue	11,412	7	10,439	7	10,122	8
Laser equipment	9,280	6	7,324	5	8,421	7
Total revenue	$158,811	100%	$140,285	100%	$127,287	100%

Percentage amounts may not add due to rounding.

Financial Results by Geographical Segment

Our two operating segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the years ended December 31, 2013, 2012 and 2011, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. was allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided:

	Year Ended December 31,
	2013		2012		2011
	(in thousands, except for percentages)
Revenue
United States	$130,126	82%	$117,436	84%	$105,933	83%
International	28,685	18	22,849	16	21,354	17
Total revenue	$158,811	100%	$140,285	100%	$127,287	100%

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating income (loss)
United States	$(1,276)	$1,037	$647
International	1,670	1,910	639
Total operating income	$394	$2,947	$1,286

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2013 and December 31, 2012 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

	For the year ended December 31,
(in thousands, except for percentages)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular intervention	$75,601	48%	$67,336	48%	$8,265	12%
Lead management	62,518	39	55,186	39	7,332	13
Total disposable products revenue	138,119	87	122,522	87	15,597	13
Service and other revenue	11,412	7	10,439	7	973	9
Laser revenue:
Equipment sales	4,835	3	2,682	2	2,153	80
Rental fees	4,445	3	4,642	3	(197)	(4)
Total laser revenue	9,280	6	7,324	5	1,956	27
Total revenue	158,811	100	140,285	100	18,526	13
Gross profit	117,455	74	102,358	73	15,097	15
Operating expenses
Selling, general and administrative	91,750	58	82,254	59	9,496	12
Research, development and other technology	22,080	14	16,846	12	5,234	31
Medical device excise tax	2,138	1	—	—	2,138	nm
Intangible asset amortization expense	901	1	—	—	901	nm
Contingent consideration expense	867	1	—	—	867	nm
Intangible asset impairment	4,490	3	—	—	4,490	nm
Change in contingent consideration liability	(5,165)	(3)	—	—	(5,165)	nm
Acquisition-related costs	—	—	311	—	(311)	nm
Total operating expenses	117,061	74	99,411	71	17,650	18
Operating income	394	—	2,947	2	(2,553)	(87)
Other income	16	—	13	—	3	23
Income before income taxes	410	—	2,960	2	(2,550)	(86)
Income tax expense	780	—	734	1	46	6
Net (loss) income	$(370)	—%	$2,226	2%	$(2,596)	(117)%

(1)	Percentage amounts may not add due to rounding.
nm = not meaningful.

Revenue and gross margin

Revenue increased 13% to $158.8 million for the year ended December 31, 2013 as compared with $140.3 million for the year ended December 31, 2012. Approximately 84% of the $18.5 million increase in revenue was due to increased disposables product revenue, with the remainder of the increase due to higher equipment sales and service revenue compared with 2012.

Vascular Intervention (VI) revenue, which includes revenue from products used in both the peripheral and coronary vascular systems, increased 12% to $75.6 million in 2013 compared with $67.3 million in 2012. VI revenue represented 55% of our disposables product revenue in 2013.

VI revenue includes three product categories: peripheral atherectomy, which increased 21%; crossing solutions, which increased 3%; and coronary atherectomy and thrombus management, which decreased 1%, all compared with 2012. Increased peripheral atherectomy product sales were primarily related to unit volume increases supported, to a lesser extent, by a single-digit price increase on our Turbo Elite® catheters. The unit volume increases were largely due to higher sales to office-based physician clinics in the U.S., which contributed to a 23% increase in U.S. peripheral atherectomy sales. The modest growth in crossing solutions product sales was due primarily to sales of the Quick-Cross™ Capture Guidewire Retriever and Quick-Access™ Needle Holder products that we acquired in January 2013. Given the relatively small proportion of our VI revenue and our focus on treating PAD, we do not expect revenue from the coronary product category to be a meaningful growth driver in the future, which is reflected in the decrease in revenue for these products.

Lead Management (LM) revenue, which includes revenue from excimer laser sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, grew 13% to $62.5 million in 2013 as compared with $55.2 million in 2012. LM revenue represented 45% of our disposables product revenue in 2013. The GlideLight sheath, our next generation lead extraction tool, was launched in the second quarter of 2012 as an upgrade from its predecessor product, the SLS II. Due to its improved functionality, GlideLight carries a higher selling price than the SLS II. In 2013, LM revenue growth was due in nearly equal measure to the higher average selling price of the GlideLight as compared with the SLS II, in addition to unit volume growth.

Service and other revenue increased 9%, to $11.4 million in 2013 from $10.4 million in 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue increased 27% to $9.3 million in 2013 from $7.3 million in 2012. Equipment sales revenue, which is included in laser equipment revenue, increased 80% as compared with 2012. Rental revenue decreased 4% in 2013 as compared with 2012, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 170 laser systems with new customers during 2013 compared with 125 during 2012. The increased placements were primarily due to increased demand in Japan, and to a lesser extent, in office-based labs in the U.S. Of these laser placements in 2013, 92 laser systems were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 70 transfers or deployments of remanufactured systems in 2012. The new placements in 2013 brought our worldwide installed base of laser systems to 1,144 (837 in the U.S.) at December 31, 2013, compared with 1,066 (799 in the U.S.) at December 31, 2012.

Geographically, revenue in the U.S. was $130.1 million in 2013, an increase of 11% from 2012. International revenue was $28.7 million, an increase of 26% from 2012 and an increase of 24% on a constant currency basis. (See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure.) The increase in international revenue was primarily due to an increase in LM revenue in Europe and laser equipment sales in Japan in 2013 as compared with 2012.

Gross margin percentage in 2013 was 74% compared with 73% in 2012. Additional margin was generated by improved production efficiencies and the increased selling price of the GlideLight and Turbo Elite products in 2013. Improved margin was partially offset by increased sales of lasers, which carry a lower gross margin percentage than disposable products. Although they carry a lower gross margin percentage, laser system sales and placements have historically resulted in increased sales of higher margin disposable products.

Operating expenses

Operating expenses increased 18% to $117.1 million in 2013 compared with $99.4 million in 2012. Operating expenses represented 74% of total revenue in 2013 and 71% of total revenue in 2012.  Operating expenses in 2013 included $3.2 million of operating expenses that were not incurred in 2012. These included the medical device excise tax, intangible asset amortization, contingent consideration expense, intangible asset impairment, and change in contingent consideration liability. These and other operating expense changes are further described below.

Selling, general and administrative.   Selling, general and administrative (SG&A) expenses increased 12% to $91.8 million in 2013 compared with $82.3 million in 2012. SG&A expenses represented 58% of revenue in 2013 compared with 59% of revenue in 2012.

Within SG&A, marketing and selling expenses increased $6.0 million, or 9%, from 2012, primarily due to:

•
A $3.5 million, or 7%, increase in U.S. VI and LM sales and marketing expense, primarily due to an increase in our field sales team and higher commissions expense on higher revenue; the expansion of our marketing capabilities; costs associated with the continued launch of the GlideLight lead extraction laser sheath, and increased marketing and physician training events; and outside consulting expenses incurred due to our planned expansion of the U.S. sales team in 2014.

•	A $2.5 million, or 23%, increase in international sales and marketing expense, primarily due to additional field sales positions and increased incentive compensation on higher revenue.

Also within SG&A, general and administrative expenses increased $3.5 million, or 19%, with increased personnel expenses primarily due to the hiring of certain senior executives in 2012 and 2013, an increase in stock-based compensation expense due to our organizational growth, an increase in company-wide performance-based incentive compensation expense tied to achievement of goals established at the beginning of the year, and an increase in insurance, compliance and legal costs.

In late 2013, we commenced a company-wide sales force expansion, and we plan to increase our U.S. sales force by 55 - 60 teammates in 2014. We expect marketing and selling expenses to increase as a percentage of revenue in 2014 as a result of this significant investment in our field sales team. Given the productivity curve of the new sales hires, we expect to earn a greater portion of our 2014 revenue from these new hires in the second half of 2014.

Research, development and other technology.    Research, development and other technology expenses increased 31% to $22.1 million in 2013 compared with $16.8 million in 2012. As a percentage of revenue, research, development and other technology expenses increased to 14% of revenue in 2013 from 12% of revenue in 2012. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Fluctuations in these costs were:

•
Product development costs increased by approximately $5.4 million compared with 2012 due to increased new product development project spending, including associated increased headcount, and additional patent-related legal costs;

•
Clinical studies costs decreased by approximately $0.5 million compared with 2012 primarily due to eliminating certain non-recurring and start-up costs related to the EXCITE ISR trial incurred in 2012; and

•	Royalty costs increased by approximately $0.3 million compared with 2012 due to increased revenue.

Medical device excise tax. Operating expenses in 2013 included $2.1 million of expense attributed to the medical device excise tax, which became effective January 1, 2013.

Acquisition-related intangible asset amortization. In January 2013, we acquired certain products from Upstream. The primary reason for the acquisition was to extend our product offering in the area of retrograde access tools and leverage our existing sales organization. As part of the product acquisition, we acquired certain core technology intangible assets, which are being amortized over periods from four to 12 years. We recorded $0.9 million of amortization expense related to these intangible assets in 2013. Based on the intangible asset impairment described below, the amortization expense in 2014 and beyond will be reduced from the 2013 levels.

Contingent consideration expense. The asset purchase agreement with Upstream provides for revenue-based earn-outs for 2014, 2015, and 2016 product sales. At the acquisition date, we recorded a contingent consideration liability of $6.2 million, representing the estimated fair value of the future contingent payments we expected to make at that time. In 2013, we recorded $0.9 million of contingent consideration expense related to the increase in that liability due to the passage of time (i.e., accretion). Contingent consideration expense (accretion) in 2014 and beyond will be reduced from the 2013 levels, due to the adjustment in the estimated liability described below.

Change in contingent consideration liability. As of December 31, 2013, as a result of our assessment that we are not likely to generate the level of revenues from sales of the Upstream products that we anticipated at the acquisition date, we remeasured the contingent consideration liability to its fair value and reduced it by approximately $5.2 million.

Intangible asset impairment. We valued the core technology intangible assets acquired from Upstream at the acquisition date using a discounted cash flow model. As a result of lower than anticipated sales growth, updated market share estimates, and current year sales, we reviewed the recoverability of these intangible assets. This review resulted in an impairment charge of approximately $4.5 million related to those assets, based on their fair value using current cash flow assumptions related to the intangible assets. The change in the contingent consideration liability of $5.2 million and the intangible asset impairment charge of $4.5 million resulted in a net increase in net income of $0.7 million for the year ended December 31, 2013.

To date, we have paid $6.5 million and we expect to make additional payments of $2 million to $3 million for the Upstream product acquisition. At the time of the acquisition, we expected to pay between $6 million and $13 million in additional milestone and earn-out payments. Based on the revised revenue estimates, we expect a positive contribution to profitability over the expected future life of the products.

Acquisition-related costs. In the fourth quarter of 2012, we incurred $0.3 million in legal and other costs related to our acquisition of products from Upstream.

See Note 7, “Business Combination,” and Note 8, “Goodwill and Other Intangible Assets,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of this acquisition and related accounting matters.

Income before income taxes

Pre-tax income for the year ended December 31, 2013 was $0.4 million, compared with pre-tax income of $3.0 million for the year ended December 31, 2012. The year over year decrease in pre-tax income was primarily due to the medical device excise tax, an increase in research, development and other technology expenses, and the acquisition-related expenses described above.

Income tax expense

We had a valuation allowance of approximately $11.8 million as of December 31, 2013 for substantially all of our deferred tax assets, including our U.S. net operating losses. Therefore, we did not incur current U.S. federal tax expense against our pre-tax income during the year ended December 31, 2013. We did, however, incur current state and foreign tax expense during the year. We also incurred deferred U.S. federal and state tax expense in 2013, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.8 million for the year ended December 31, 2013, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of taxable income through profitable operations. Due to our history of losses and our planned near-term investments in our growth, we have recorded a full valuation allowance against substantially all of our deferred tax assets. We do not expect to reduce the valuation allowance against our U.S. deferred tax assets to below 100% of the gross amount until we have a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

See Note 9, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of our income tax provision.

Net (loss) income

As a result of the items discussed above, we recorded a net loss for the year ended December 31, 2013 of $0.4 million, or $(0.01) per share, compared with net income of $2.2 million, or $0.06 per fully diluted share, for the year ended December 31, 2012.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations and comprehensive income (loss) using weighted average exchange rates during the year. The fluctuation in currency rates during the year ended December 31, 2013 as compared with the year ended December 31, 2012 caused an increase of approximately $0.4 million in consolidated revenue and an increase of approximately $0.1 million in consolidated net income.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2012 and December 31, 2011 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

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
nm = not meaningful.

Revenue and gross margin

Revenue for the year ended December 31, 2012 was $140.3 million, an increase of 10% as compared with $127.3 million for the year ended December 31, 2011. On a constant currency basis, total revenue increased 11% compared with the previous year. All of the $13.0 million revenue increase was in disposables product revenue, partially offset by a 4% decrease in laser and service revenue. This resulted in a slight change in our product mix year-over-year, with disposable products generating 87% of revenue in 2012 compared with 85% in 2011. Service and other revenue decreased to 7% of total revenue in 2012 compared with 8% in 2011. Revenue from laser equipment sales and rentals decreased to 5% of total revenue in 2012 compared with 7% in 2011.

VI revenue increased 8% (9% on a constant currency basis) in 2012 compared with 2011. Peripheral atherectomy increased 15%; crossing solutions increased 2%; and coronary atherectomy and thrombus management decreased 12%, all compared with 2011. Increased peripheral atherectomy product sales were primarily related to higher sales to office based physician clinics in the U.S. We believe our PAD awareness program contributed to the 18% increase in U.S. peripheral atherectomy sales. The growth in crossing solutions product sales was due to increased unit volumes despite a larger number of competitors. Given the relatively small proportion of our VI revenue and our focus on treating PAD, we do not expect revenue from the coronary product category to be a meaningful growth driver in the future, which is reflected in the decrease in revenue for these products. Our QuickCat™ product faced pricing pressures in 2012 due to increased competition, and we decided to discontinue sale of our ThromCat® product, which totaled $0.5 million for the year ended December 31, 2012.

LM revenue grew 19% (20% on a constant currency basis) in 2012 as compared with 2011. In the second quarter of 2012, we initiated a launch of GlideLight, and by December 31, 2012 approximately 50% of our customers had been converted from its predecessor, the SLS II. Approximately two-thirds of the increase in LM revenue related to the SLS II/GlideLight lead extraction laser sheaths was attributable to increased volumes; the remaining one-third was due to the higher average selling price of GlideLight compared to the SLS II. We believe the volume increases are primarily a result of an expanding market for lead extractions due to increasing infection rates and increased indications for lead extraction set forth by the Heart Rhythm Society. In addition, we received reimbursement approval in Japan for the LLD® lead locking device in April 2011, which allowed us to make available our complete lead management system in Japan.

Service and other revenue increased 3% to $10.4 million in 2012 from $10.1 million in 2011, due primarily to our increased installed base of laser systems.

Laser equipment revenue decreased to $7.3 million in 2012 from $8.4 million in 2011. Equipment sales revenue, which is included in laser equipment revenue, decreased 18% as compared with 2011. Rental revenue decreased 10% in 2012 as compared with the prior year, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 125 laser systems with new customers during 2012 compared with 129 during 2011. Of those new laser placements in 2012, 70 laser systems were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory compared with 60 transfers/remanufactured systems in 2011. The new placements brought our worldwide installed base of laser systems to 1,066 (799 in the U.S.) at December 31, 2012, compared to 1,011 (770 in the U.S.) at December 31, 2011.

Geographically, revenue in the U.S. was $117.4 million in 2012, an increase of 11% from 2011. International revenue was $22.8 million, an increase of 7% from 2011 and an increase of 13% on a constant currency basis. The increase in international revenue was primarily due to an increase in international LM revenue and crossing solutions revenue, primarily in Europe and Japan.

Gross margin in 2012 was 73% compared with 72% in 2011. The increase was due to a combination of changes in product mix, improved pricing from our GlideLight product, improved manufacturing efficiencies and higher production volumes. Our net revenue increase over the prior year was due to increased disposable product revenue, which carries a significantly higher gross margin percentage than laser equipment or service revenue.

Operating expenses

Operating expenses were $99.4 million in 2012, an increase of 10% from $90.3 million in 2011. Operating expenses represented 71% of total revenue in both 2012 and 2011.  Operating expenses in 2012 included $0.3 million of acquisition-related costs and in 2011 included $2.0 million of litigation and settlement costs, which are separately disclosed components within operating expenses in our statements of operations and comprehensive income (loss), further described below.

Selling, general and administrative.   SG&A expenses increased 17% compared with 2011. As a percentage of revenue, SG&A expenses increased to 59% of revenue in 2012 compared with 55% in 2011.

Within SG&A, marketing and selling expenses increased $8.1 million, or 15%, year-over-year, primarily due to:

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

Research, development and other technology.    Research, development and other technology expenses of $16.8 million in 2012 decreased $0.9 million, or 5%, from $17.7 million in 2011. As a percentage of revenue, research, development and other technology expenses decreased to 12% of revenue in 2012 from 14% of revenue in 2011. Fluctuations in these costs were:

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

Acquisition-related costs. In the fourth quarter of 2012, we incurred $0.3 million in legal and other costs related to acquisition of products from Upstream. See Note 7, “Business Combination,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of this acquisition.

Federal investigation legal and accrued indemnification costs. In the fourth quarter of 2011, we recorded a $0.4 million reduction in our accrual for indemnification costs to reflect a change in our estimate of the range of our contingent liability for indemnification obligations we had to three former employees related to a federal investigation. See Note 16, “Commitments and Contingencies,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of this matter.

Settlement costs—license agreement dispute. In the fourth quarter of 2011, we recorded a $1.8 million charge related to the termination of a license agreement executed in January 2012. Royalty expenses paid or accrued under the license agreement for the year ended December 31, 2011 were approximately $1.5 million; royalty expenses were not incurred subsequent to the effective date of the termination agreement. See Note 15, “Settlement costs—license agreement dispute,” of the consolidated financial statements in Part IV, Item 15 of this report for further discussion of this matter.

Litigation charge. We were engaged in a dispute from 1999 until 2011 with Cardiomedica. In 2009, a Dutch court issued a ruling in favor of Cardiomedica, requiring us to pay $0.6 million, which ruling Cardiomedica appealed. In September 2011, the Dutch Court of Appeals issued a ruling in favor of Cardiomedica, requiring us to pay to Cardiomedica an additional $0.6 million in damages plus $0.2 million in interest. We paid and expensed this amount in September 2011.

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

Income tax expense

We recorded income tax expense of $0.7 million in 2012, consisting of current foreign and state income tax expense and deferred federal income tax expense.

Net income

We recorded net income for the year ended December 31, 2012 of $2.2 million, or $0.06 per fully diluted share, compared with net income of $0.9 million, or $0.03 per fully diluted share, for the year ended December 31, 2011.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations and comprehensive income (loss) using weighted average exchange rates during the year. The fluctuations in currency rates during the year ended December 31, 2012 as compared with the year ended December 31, 2011 caused a decrease of approximately $1.2 million in consolidated revenue and a decrease of approximately $0.5 million in consolidated net income.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $128.4 million, representing an increase of $90.6 million from $37.8 million at December 31, 2012.

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.4 million paid by us. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may use all or a portion of the net proceeds to acquire or invest in complementary businesses, technologies, or assets. Pending the application of the net proceeds to these uses, we have invested the net proceeds from this offering in short-term, highly liquid investments that are readily convertible to cash.

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

Operating Activities. For the year ended December 31, 2013, cash provided by operating activities was $4.2 million, compared to $5.2 million for the year ended December 31, 2012. The primary sources and uses of cash in 2013 were:

(1)
Our net loss of $0.4 million included approximately $15.5 million of non-cash expenses. Non-cash expenses primarily included $10.6 million of depreciation and amortization, and $4.1 million of stock-based compensation.

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $10.9 million was primarily due to:

•	An increase in equipment held for rental or loan of $6.8 million as a result of the production and continued placement of our laser systems through our rental programs;

•
An increase in trade accounts receivable of approximately $6.5 million, primarily due to increased revenue overall and in particular higher sales in the fourth quarter of 2013, and an increase in our days sales outstanding. The increase in days sales outstanding was primarily due to a higher proportion of revenue recorded in the latter half of the fourth quarter of 2013 compared with the prior year;

•	A decrease in deferred revenue of $0.4 million, primarily due to the timing of collections of deferred service contract revenue;

•	An increase in inventory of $0.4 million, primarily due to increases in sales volumes; and

•	An increase in prepaid expenses and other current assets of $0.3 million, primarily due to the payment of annual insurance premiums and pre-payments for sales events.

•
These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of $3.3 million, due primarily to an increase in accrued commissions and performance-based incentive compensation, an increase in other accrued operating expenses and the timing of vendor payments.

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

	December 31, 2013	December 31, 2012
Days Sales Outstanding	57	49
Inventory Turns	4.4	4.2

Investing Activities. For the year ended December 31, 2013, cash used in investing activities was $11.1 million, consisting of $6.5 million of payments for the Upstream product acquisition and capital expenditures of $4.6 million, compared with capital expenditures of $3.1 million for the year ended December 31, 2012. The capital expenditures included manufacturing equipment upgrades and replacements and additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2013 was $97.3 million, including $92.0 million of net proceeds from the common stock offering and $5.2 million of proceeds from exercises of stock options and sales of common stock under our employee stock purchase plan. This compares to cash provided by financing activities of $3.8 million for the year ended December 31, 2012.

To date, we have paid $6.5 million for the Upstream product acquisition. We are required to make future payments related to the Upstream acquisition. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. We believe the next milestone payment of $0.5 million will be payable in the first half of 2014. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. We believe the range of future payments that we will likely be required to make related to the manufacturing milestone, the intellectual property milestones and the revenue earn-out is between $2 million and $3 million through 2017. At the time of the acquisition, we expected to pay between $6 million and $13 million in additional milestone and earn-out payments. See further discussion of this matter in Note 7, “Business Combination,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

At December 31, 2013 and 2012, we had no significant debt or capital lease obligations.

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, we renewed the line of credit for an additional three-year term under substantially the same terms. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%, or 3.5% at December 31, 2013.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $12.2 million as of December 31, 2013.

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
As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during 2013.
Capital Resources

During the years ended December 31, 2013 and 2012, we purchased approximately $4.6 million and $3.1 million, respectively, of property and equipment for cash. During 2013 and 2012, we also invested approximately $6.8 million and $6.1 million, respectively, in laser equipment held for rental or loan under our rental and evaluation programs. These amounts are included in cash flows from operating activities. We expect to fund any capital expenditures in 2014 from cash and cash equivalents.

Contractual Obligations

We lease office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2023. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under license agreements. Clinical trial clinical research organization (CRO) obligations represent contractual monthly payments for services performed and milestone payments to our third-party CRO for the EXCITE ISR trial. The future minimum payments under noncancelable operating leases, purchase obligations, royalty obligations and clinical trial CRO obligations as of December 31, 2013 were as follows (in thousands):

	Total	One Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating Leases	$15,770	$1,889	$3,237	$3,031	$7,613
Purchase Obligations	9,739	9,241	498	—	—
Royalty Obligations	4,940	740	1,480	1,480	1,240
Clinical trial CRO Obligations	1,334	945	389	—	—
Total	$31,783	$12,815	$5,604	$4,511	$8,853

We also have a contractual obligation to pay contingent consideration consisting of one-third of revenues for 2014, 2015, and 2016 of the products acquired from Upstream in January 2013. See further discussion of this matter in Note 7, “Business Combination,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements in addition to operating leases that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Our most significant accounting policies are described in Note 1 to our consolidated financial statements in Part IV, Item 15 of this annual report. Below is a discussion of our critical accounting policies and their impact on the preparation of our consolidated financial statements.

Use of Estimates.  We must make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. On an ongoing basis, we evaluate our estimates and judgments, including those relating to the carrying amount of property and equipment, goodwill and intangible assets; allowances for receivables, inventories and deferred income tax assets; contingent consideration liabilities for acquisitions; stock-based compensation expense; estimated clinical trial expenses; accrued costs for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Actual results could differ from those estimates, and the carrying values of these assets and liabilities may differ under different assumptions or conditions.

Revenue Recognition. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue from the sale of our disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, we allow returns under certain circumstances and record an allowance for sales returns based on an analysis of revenue transactions and historical experience of sales returns and price adjustments. The allowance for sales returns is recorded as a reduction of revenue based on our estimates. Actual sales returns may vary depending on customer inventory levels, new product introductions and other factors. Revenue from the sale of laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. Our field service engineers are responsible for installation of each laser. We generally provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer similar service to our customers under annual service contracts or on a fee-for-service basis. We recognize revenue from fee-for-service arrangements upon completion of the related service.

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

In addition to the sale of laser systems, we also offer laser system placement programs, including flat-rate rentals and variable (depending on catheter purchases) rentals for which we invoice the customer and recognize revenue monthly. We also offer a “Capital Included” rental program under which the customer does not pay a rental fee, but agrees to a catheter price list that includes a per-unit surcharge, which covers the cost of the laser system. We recognize the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser system each month. Under the laser system placement programs, the laser system is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred.

We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 5% of our total revenue in 2013. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and us. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

Allowance for Doubtful Accounts. We use judgment in estimating the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and the overall quality of the receivables. We review individual accounts receivable balances for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote. We believe our estimates regarding the collectibility of our accounts receivable are reasonable; however, if the financial condition of our customers deteriorate, significant additional allowances could be required.

Inventory Reserves. We calculate inventory reserves for estimated obsolescence or excess inventory based on historical usage and sales, and assumptions about future demand for our products. We review and update our estimates for excess and obsolete inventory on a quarterly basis. The estimates we use for product demand are consistent with our sales forecasts and are also used for near-term production planning and inventory purchasing. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of goods sold. We believe that our estimates for obsolete and excess inventory are reasonable based on facts in existence at the time of estimation. However, other factors, such as future product introductions, the introduction of competing technologies or changes in market demand, may require additional reserves, which could have a material effect on gross margins in any period.

Stock-based compensation. We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock option awards on the date of grant using either the Black-Scholes options pricing model or a trinomial lattice model, both of which require management’s estimates and assumptions regarding several complex and subjective variables including volatility, expected term of the options, and other inputs. In recognizing stock-based compensation expense, we also estimate future forfeitures based on historical forfeiture data. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current and prior periods and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Stock-based compensation expense recognized for the years ended December 31, 2013, 2012, and 2011 was $4.1 million, $3.1 million, and $2.5 million, respectively.

Income Taxes. We account for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. In 2013 and 2012, we maintained a valuation allowance for substantially all of our deferred tax assets including our U.S. net operating losses, due to the uncertainty about the realization of our U.S. deferred tax assets. See further discussion of our valuation allowance above under “Results of Operations.”

Long-Lived Assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the expected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. In 2013, we recorded a $4.5 million asset impairment charge for intangible assets acquired from Upstream earlier in the year. See further discussion above under “Results of Operations” and in Note 7, “Business Combination,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

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

Clinical Trial Costs. We sponsor clinical trials intended to obtain clinical data required to obtain approval from the FDA and other foreign regulatory agencies to market new applications for our technology. Costs associated with these clinical trials totaled $3.8 million, $4.2 million and $3.0 million during the years ended December 31, 2013, 2012, and 2011, respectively.

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

Medical Self-insurance Costs. We are partially self-insured for claims relating to employee medical and dental benefit programs. The medical self-insurance program is administered by a third party and contains stop-loss provisions on both an individual claim basis and in the aggregate. We record claims incurred as an expense each period, including an estimate of claims incurred but not yet reported which is revised quarterly. We use claims data and historical experience to estimate liabilities for claims incurred but not yet reported. We believe that our self-

insurance program accruals are adequate to cover future claims. Historical trends, however, may not indicate future claims, and revised estimates could significantly affect future expenses.

Valuation of Business Combinations. The fair value of consideration, including contingent consideration, transferred in acquisitions accounted for as business combinations is first allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Any excess purchase consideration is allocated to goodwill. Further, for those arrangements that involve liability classified contingent consideration, we record on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration we may be obligated to make in the future. Liability classified contingent consideration is adjusted to its fair value each reporting period through earnings. Acquisition transaction costs are expensed as incurred.

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

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See further discussion above under “Results of Operations” in this Item 7 and in Note 7, “Business Combination,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other, which updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test. This guidance became effective for us for the year ended December 31, 2013. The adoption of this guidance did not have an effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income either on the face of the statement where net income is presented, or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are prospective and became effective for us for the year ended December 31, 2013. This update only required additional disclosures; the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows or change the presentation of our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe that such pronouncements are of significance, or potential significance, to us.

Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared in accordance with U.S. GAAP, we use certain non-GAAP financial measures in this report. Reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP measures for the respective periods can be found in the tables below. An explanation of the manner in which our management uses these non-GAAP measures to conduct and evaluate our business and the reasons why management believes these non-GAAP measures provide useful information to investors is provided following the reconciliation tables.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except for percentages) (unaudited)
	Year Ended
	December 31, 2013			December 31, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$130,126	$—	$130,126	$117,436	11%	11%
International	28,685	(370)	28,315	22,849	26%	24%
Total revenue	$158,811	$(370)	$158,441	$140,285	13%	13%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except for percentages) (unaudited)
	Year Ended
	December 31, 2013			December 31, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$75,601	$(85)	$75,516	$67,336	12%	12%
Lead Management	62,518	(263)	62,255	55,186	13%	13%
Laser Equipment, Service & Other	20,692	(22)	20,670	17,763	16%	16%
Total revenue	$158,811	$(370)	$158,441	$140,285	13%	13%

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except for percentages) (unaudited)
	Year Ended
	December 31, 2012			December 31, 2011	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$117,436	$—	$117,436	$105,933	11%	11%
International	22,849	1,227	24,076	21,354	7%	13%
Total revenue	$140,285	$1,227	$141,512	$127,287	10%	11%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except for percentages) (unaudited)
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

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of risks, primarily including foreign currency fluctuations. Our exposure to foreign currency fluctuations is primarily related to sales of our products in Europe, which are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  Fluctuation in currency rates during the year ended December 31, 2013 as compared with the year ended December 31, 2012 caused an increase in consolidated revenue of approximately $0.4 million and an increase in consolidated net income of approximately $0.1 million.

Based on our overall foreign currency exchange rate exposure as of December 31, 2013, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the year ended December 31, 2013 of approximately $1.9 million.

ITEM 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements in Part IV, Item 15 on page F-1 of this Annual Report.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2013. KPMG LLP, an independent registered public accounting firm, has audited our accompanying consolidated financial statements and our internal control over financial reporting. The report of the independent registered public accounting firm is included in this Annual Report on Form 10-K.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2013.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2013.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2013.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2014 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2013.

Glossary of Terms

Ablation is the removal, break down or dissolution of tissue with an energy-based device, including a laser.

An Advisory Lead is a lead for which a physician advisory has been issued by the lead’s manufacturer.

Angina is a condition marked by severe pain in the chest, often also spreading to the shoulders, arms, and neck, caused by an inadequate blood supply to the heart.

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

A chronic total occlusion (CTO) is a complete or near-complete blockage of a blood vessel forming over a period of time.

Class I are conditions, as classified by the Heart Rhythm Society, for which there is evidence and/or general agreement that a given procedure or treatment is useful and effective. In Lead Management, infection of a lead is considered a Class I condition.

Class II are conditions, as classified by the Heart Rhythm Society, for which there is conflicting evidence and/or a divergence of opinion about the usefulness/efficacy of a procedure or treatment. In Lead Management, Class II conditions include advisory leads, malfunction, system upgrade, venous occlusion, and other less common conditions.

Claudication is cramping or pain in a leg caused by poor blood circulation.

A coronary artery is an artery of the heart that supplies oxygenated blood.

Critical limb ischemia (CLI) is a severe blockage in the arteries of the lower extremities, which markedly reduces blood flow, manifested by pain at rest, nonhealing wounds and gangrene.

Crossing is the process of passing an interventional guide wire through a stenosed lesion to facilitate adjunctive therapies such as balloon angioplasty, atherectomy or stent placement.

An embolus is a mass, such as an air bubble, a detached blood clot, or a foreign body, that travels through the bloodstream and lodges so as to obstruct or occlude a blood vessel.

Endovascular relates to a surgical procedure in which a catheter containing medications or miniature instruments is inserted into a blood vessel to treat vascular disease.

The iliac artery is situated near the ilium, the uppermost and widest of the three bones constituting either of the lateral halves of the pelvis.

An implantable cardioverter defibrillator, or ICD, is a surgically implanted electronic device to treat life-threatening heartbeat irregularities.

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

A lesion is a blockage in a blood vessel interrupting blood flow to the heart, often due to plaque; also called stenosis.

Lumen is the cavity or hollow space inside a blood vessel.

Myocardial infarction is the death of a portion of the heart muscle tissue due to a blockage or interruption in the supply of blood to the heart muscle.

Occlusion is a blockage in a blood vessel.

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

The superficial femoral artery (SFA) is the chief artery of the thigh.

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

See Exhibit Index immediately following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 28th day of February, 2014.

THE SPECTRANETICS CORPORATION

By:	/s/ SCOTT DRAKE
Scott Drake President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ SCOTT DRAKE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2014
Scott Drake

/s/ GUY A. CHILDS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014
Guy A. Childs

/s/ ANNE MELISSA DOWLING	Director	February 28, 2014
Anne Melissa Dowling

/s/ R. JOHN FLETCHER	Director and Chairman of the Board of Directors	February 28, 2014
R. John Fletcher

/s/ WILLIAM C. JENNINGS	Director	February 28, 2014
William C. Jennings

/s/ B. KRISTINE JOHNSON	Director	February 28, 2014
B. Kristine Johnson

/s/ DANIEL A. PELAK	Director	February 28, 2014
Daniel A. Pelak

/s/ JOSEPH M. RUGGIO, M.D.	Director	February 28, 2014
Joseph M. Ruggio, M.D.

/s/ MARIA SAINZ	Director	February 28, 2014
Maria Sainz

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors
The Spectranetics Corporation:
We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II–Valuation and Qualifying Accounts (Schedule II) for the years ended December 31, 2013 and 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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

The Spectranetics Corporation
February 28, 2014

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2013 and 2012. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Spectranetics Corporation
Denver, Colorado

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of The Spectranetics Corporation and Subsidiaries (the “Company”) for the year ended December 31, 2011. Our audit also included the financial statement schedule II for the year ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule II for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ EKS&H LLLP

March 15, 2012
Denver, Colorado

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2013 and 2012

	2013	2012
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$128,395	$37,775
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $782 and $589, respectively	26,766	19,945
Inventories, net	9,476	9,288
Deferred income taxes, current portion, net	445	313
Prepaid expenses and other current assets	2,748	2,506
Total current assets	167,830	69,827
Property and equipment, net	28,281	27,006
Goodwill	14,846	13,296
Other intangible assets, net	5,609	20
Other assets	591	620
Total assets	$217,157	$110,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,587	$1,996
Accrued liabilities	18,819	16,001
Deferred revenue	1,819	2,196
Total current liabilities	23,225	20,193
Accrued liabilities, net of current portion	1,215	991
Contingent consideration, noncurrent portion	1,352	—
Deferred income taxes, noncurrent portion, net	1,365	888
Total liabilities	27,157	22,072
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 60,000,000 shares; issued and outstanding 41,230,286 and 34,887,763 shares, respectively	41	35
Additional paid-in capital	284,494	183,140
Accumulated other comprehensive loss	(305)	(618)
Accumulated deficit	(94,230)	(93,860)
Total stockholders’ equity	190,000	88,697
Total liabilities and stockholders’ equity	$217,157	$110,769

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands, except share and per share amounts)
Revenue	$158,811	$140,285	$127,287
Cost of products sold	41,356	37,927	35,723
Gross profit	117,455	102,358	91,564
Operating expenses:
Selling, general and administrative	91,750	82,254	70,502
Research, development and other technology	22,080	16,846	17,729
Medical device excise tax	2,138	—	—
Intangible asset amortization	901	—	—
Contingent consideration expense	867	—	—
Intangible asset impairment	4,490	—	—
Change in contingent consideration liability	(5,165)	—	—
Acquisition-related costs	—	311	—
Settlement costs—license agreement dispute	—	—	1,821
Litigation charge	—	—	596
Federal investigation legal and accrued indemnification credit	—	—	(370)
Total operating expenses	117,061	99,411	90,278
Operating income	394	2,947	1,286
Other income (expense):
Interest income, net	3	8	81
Litigation-related interest expense	—	—	(230)
Foreign currency transaction gain (loss)	5	(5)	(62)
Other income, net	8	10	50
Total other income (expense)	16	13	(161)
Income before income taxes	410	2,960	1,125
Income tax expense	780	734	231
Net (loss) income	$(370)	$2,226	$894

Net (loss) income per share:
Net (loss) income per share, basic	$(0.01)	$0.06	$0.03
Net (loss) income per share, diluted	$(0.01)	$0.06	$0.03

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	313	97	(270)
Comprehensive (loss) income, net of tax	$(57)	$2,323	$624

Weighted average common shares outstanding:
Basic	38,940,544	34,376,847	33,458,287
Diluted	38,940,544	35,766,970	34,370,124

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2013, 2012 and 2011

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2011	33,190,732	$33	$171,890	$(96,980)	$(445)	$74,498
Comprehensive loss, net of tax	—	—	—	894	(270)	624
Exercise of stock options	539,059	1	1,267	—	—	1,268
Shares purchased under employee stock purchase plan	140,950	—	627	—	—	627
Issuance of restricted stock	86,667	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	2,493	—	—	2,493
Balances at December 31, 2011	33,957,408	34	176,277	(96,086)	(715)	79,510
Comprehensive income, net of tax	—	—	—	2,226	97	2,323
Exercise of stock options	693,707	1	2,922	—	—	2,923
Shares purchased under employee stock purchase plan	146,542	—	849	—	—	849
Issuance of restricted stock and vesting of restricted stock units	90,106	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	3,092	—	—	3,092
Balances at December 31, 2012	34,887,763	35	183,140	(93,860)	(618)	88,697
Comprehensive income, net of tax	—	—	—	(370)	313	(57)
Exercise of stock options	723,067	—	4,053	—	—	4,053
Shares purchased under employee stock purchase plan	104,781	—	1,172	—	—	1,172
Issuance of restricted stock and vesting of restricted stock units	52,175	—	—	—	—	—
Issuance of common stock in secondary public offering, net of offering costs	5,462,500	6	92,028	—	—	92,034
Paid in capital from stock-based compensation expense	—	—	4,101	—	—	4,101
Balances at December 31, 2013	41,230,286	$41	$284,494	$(94,230)	$(305)	$190,000

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(370)	$2,226	$894
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,610	9,883	9,962
Stock-based compensation expense	4,101	3,092	2,493
Intangible asset impairment	4,490	—	—
Change in contingent consideration liability and contingent consideration expense, net	(4,298)	—	—
Provision for excess and obsolete inventories	213	156	534
Deferred income taxes	386	378	(83)
Indemnification costs paid	—	(3,225)	(2,672)
License agreement settlement	—	(3,000)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(6,463)	(1,791)	(2,552)
Inventories	(359)	(884)	(929)
Equipment held for rental or loan, net	(6,812)	(6,099)	(5,971)
Prepaid expenses and other current assets	(265)	(77)	(861)
Other assets	31	99	(276)
Accounts payable and accrued liabilities	3,343	4,399	6,305
Deferred revenue	(394)	4	(101)
Net cash provided by operating activities	4,213	5,161	6,743
Cash flows from investing activities:
Capital expenditures	(4,620)	(3,079)	(2,661)
Acquisition-related payments	(6,500)	(7,727)	—
Proceeds from sale, redemption or maturity of investment securities	—	—	4,360
Net cash (used in) provided by investing activities	(11,120)	(10,806)	1,699
Cash flows from financing activities:
Net proceeds from stock offering	92,034	—	—
Proceeds from the exercise of stock options and employee stock purchase plan	5,225	3,772	1,895
Net cash provided by financing activities	97,259	3,772	1,895
Effect of exchange rate changes on cash	268	10	(34)
Net increase (decrease) in cash and cash equivalents	90,620	(1,863)	10,303
Cash and cash equivalents at beginning of year	37,775	39,638	29,335
Cash and cash equivalents at end of year	$128,395	$37,775	$39,638
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$41	$46	$289
Cash paid during the year for income taxes	$357	$135	$142

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business, and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, its wholly owned subsidiary, Spectranetics International, B.V., and its wholly owned subsidiaries, Spectranetics Deutschland GmbH and Spectranetics Austria GmbH (collectively, the Company). All intercompany balances and transactions have been eliminated in consolidation. The Company’s primary business is the design, manufacture, marketing, and distribution of single use medical devices used in minimally invasive procedures within the cardiovascular system, many of which are used with the Company’s proprietary excimer laser system, the CVX-300®. The Company has two operating segments that are identified geographically: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks and different regulatory environments.

Use of Estimates

Preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) requires management of the Company to make several estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances and reserves for receivables, inventories and deferred income tax assets; contingent consideration liabilities for acquisitions; stock-based compensation expense; estimated clinical trial expenses; accrued costs for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $101.2 million and $8.7 million at December 31, 2013 and 2012, respectively, consisted primarily of money market accounts. At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

Financial Instruments

At December 31, 2013 and 2012, the carrying value of financial instruments approximated the fair value of the instruments based on terms and related interest rates. Financial instruments include cash and cash equivalents, trade accounts receivable and accounts payable.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Accounts receivable balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company calculates inventory reserves for estimated obsolescence or excess inventory based on historical usage and sales, and assumptions about future demand for its products. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of goods sold.

Property and Equipment

Property and equipment are recorded at cost. Repairs and maintenance costs are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets of three to five years for manufacturing equipment, equipment held for rental or loan, computers, and furniture and fixtures. The building the Company owns, which had been a manufacturing facility and now houses certain general operations, is depreciated using the straight-line method over its estimated useful life of 20 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of the identifiable net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In evaluating goodwill and indefinite-lived intangible assets, the Company performs an assessment of qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. The Company conducts its annual impairment test as of December 31 of each year.  See further discussion of goodwill and other intangible assets in Note 8 below.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the expected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

selling costs. In 2013, the Company recorded an intangible asset impairment charge for intangible assets acquired earlier in the year, as further discussed in Note 8.

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets, which consist primarily of core technology intangible assets, are amortized using the straight-line method over periods which currently range from four to twelve years.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances and records an allowance for sales returns based upon an analysis of revenue transactions and historical experience of sales returns and price adjustments. Write-offs to customer account balances for product returns and price adjustments are charged against the allowance for sales returns. Revenue from the sale of CVX-300 laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company’s field service engineers are responsible for installation of each laser system. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, the Company offers similar service to its customers under annual service contracts or on a fee-for-service basis. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

The Company accounts for service provided during the one-year warranty or service contract period as a separate unit of accounting in accordance with ASC 605-25, Revenue Recognition—Multiple Element Arrangements. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty or service contract period, and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally include delivery and installation of the laser system. Revenue recognized associated with service performed during the warranty period totaled $0.7 million, $0.4 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company offers four laser system placement programs, which are described below, in addition to the sale of laser systems:

Straight rental program. The Company offers a straight monthly rental program for laser systems, and customers pay rent of $2,500 to $3,500 per month under this program. Rental revenue is invoiced and recognized monthly. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2013, 152 laser systems were in place under the straight rental program as compared to 168 at December 31, 2012.

Volume based rental programs. Rental revenue under these programs varies on a sliding scale depending on the customer’s catheter purchases (either unit or dollar volume) each month. Rental revenue is invoiced and recognized monthly. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Costs to maintain the equipment are expensed as incurred. As of December 31, 2013, 288 laser systems were in place under the volume based programs as compared to 202 at December 31, 2012.

Capital Included rental program. Under this program, the customer agrees to a catheter price list that includes a per-unit surcharge covering the cost of the laser system. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and the Company reserves the right to require the customer to return the laser system if the customer does not make minimum purchases of catheters. The Company recognizes the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customer’s use of the laser system for the month. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2013, 131 laser systems were in place under the Capital Included program as compared to 157 at December 31, 2012.

Evaluation program. The Company loans laser systems to institutions for use over a short period, usually three months. The loan of the equipment is to create awareness of the Company’s products and allows users to assess their therapeutic capabilities. While no revenue is earned or recognized in connection with the placement of a loaned laser, sales of disposable products result from the laser placement. The laser system is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon the five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2013, 111 laser systems were in place under the evaluation program as compared to 113 at December 31, 2012.

The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 5% of the Company’s total revenue in 2013. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company’s international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and typically does not provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

Deferred Revenue

Deferred revenue was $1.8 million and $2.2 million at December 31, 2013 and 2012, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to customers during the warranty period after the sale of equipment.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act of 2010 imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices beginning January 1, 2013. The excise tax is 2.3% of the taxable base and applies to a substantial majority of the Company’s U.S. sales. For the year ended December 31, 2013, the Company incurred $2.1 million of excise tax, which is recorded in the consolidated

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

statements of operations and comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

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

Research, Development and Other Technology

Research and development costs are expensed as incurred and totaled $16.3 million, $10.9 million, and $11.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Research, development and other technology costs include royalty expenses that the Company pays to license certain intellectual property incorporated in the Company’s products. Royalty expenses totaled $2.0 million, $1.8 million, and $3.2 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Clinical trial costs. The Company sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the U.S. Food and Drug Administration (FDA) and foreign regulatory agencies to market new applications for its technology. Costs associated with these clinical trials totaled $3.8 million, $4.2 million, and $3.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the U.S. dollar. Spectranetics International, B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH use their local currency (euro) as their functional currency. Accordingly, net assets are translated to U.S. dollars at year-end exchange rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in stockholders’ equity as accumulated other comprehensive income (loss). The cash flows from operations in foreign countries are translated at the average rate in the statements of cash flows. Changes in exchange rates with

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

respect to amounts recorded in the balance sheet result in transaction gains and losses that are reflected in the statements of operations and comprehensive income (loss) as unrealized or realized upon settlement of the transactions.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $1.9 million, $1.0 million and $0.5 million were expensed for the years ended December 31, 2013, 2012 and 2011, respectively.

Medical Self-insurance Costs

The Company is partially self-insured for claims relating to employee medical and dental benefit programs. The medical self-insurance program is administered by a third party and contains stop-loss provisions on both an individual claim basis and in the aggregate. The Company records claims incurred as an expense each period, including an estimate of claims incurred but not yet reported which is revised quarterly. The Company uses claims data and historical experience, as applicable, to estimate liabilities.

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

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet. See further discussion and disclosures in Note 9.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02 Intangibles—Goodwill and Other, which updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test. This guidance was effective for the year ended December 31, 2013. The adoption of this guidance did not have an effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income either on the face of the statement

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

where net income is presented, or as a separate disclosure in the notes to the financial statements. The new disclosure requirements are prospective and were effective for the year ended December 31, 2013. This update only required additional disclosures, and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

NOTE 2 — INVENTORIES

Inventories, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$4,132	$2,573
Work in process	1,696	1,887
Finished goods	3,648	4,828
Total inventories, net	$9,476	$9,288

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2013	2012
Equipment held for rental or loan	$42,949	$40,180
Manufacturing equipment and computers	24,827	22,888
Leasehold improvements	5,697	5,024
Furniture and fixtures	2,446	2,102
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(49,184)	(44,734)
Total property and equipment, net	$28,281	$27,006

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $8.8 million, $8.9 million and $9.1 million, respectively. In addition, software amortization expense for the years ended December 31, 2013, 2012 and 2011 was $0.9 million, $0.9 million and $0.6 million, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 4 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll and employee-related expenses	$11,007	$9,951
Accrued sales, income and excise taxes	1,659	1,003
Deferred rent	1,204	800
Accrued clinical study expense	872	671
Employee stock purchase plan liability	801	602
Accrued royalties	571	528
Contingent consideration, current portion	500	—
Accrued legal costs	134	489
Other accrued expenses	3,286	2,948
Total accrued liabilities	20,034	16,992
Less: long-term portion	(1,215)	(991)
Accrued liabilities, current portion	$18,819	$16,001

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

NOTE 6 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

At December 31, 2013 and 2012, the Company had two stock-based compensation plans and a 401(k) plan. These plans are described below.

(a) Stock Option Plan

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The plans provide that incentive stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 2013 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At December 31, 2013, there were 1.1 million shares available for future issuance under these plans.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Valuation and Expense Information

The Company recognized stock-based compensation expense of $4.1 million, $3.1 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that is ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period. An income tax benefit of $1.4 million, $0.7 million, and $0.5 million related to the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

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

The following is a summary of the assumptions used for the stock options granted during the years ended December 31, 2013, 2012 and 2011 using the Black-Scholes pricing model:

	Year Ended December 31,
	2013	2012	2011
Expected life (years)	5.8	5.9	5.9
Risk-free interest rate	1.37%	0.75%	1.33%
Expected volatility	65.54%	66.35%	66.10%
Expected dividend yield	—	—	—

The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $10.80, $6.17 and $2.39, respectively.

The following table summarizes stock option activity during the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	3,263,830	$7.02
Granted	719,980	18.35
Exercised	(723,067)	6.03
Canceled	(107,509)	10.44
Options outstanding at December 31, 2013	3,153,234	$9.72	7.20	$48,182,443
Options exercisable at December 31, 2013	1,675,078	$6.75	5.86	$30,576,084

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $25.00 on December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as of December 31, 2013 was approximately 1.7 million. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $9.2 million, $5.1 million and $2.3 million, respectively.

The following table summarizes restricted stock award activity during the year ended December 31, 2013:

	Shares	Weighted Average Grant-Date Fair Value
Restricted stock awards outstanding at January 1, 2013	48,632	$9.87
Awarded	22,190	18.93
Vested	(48,632)	9.87
Awards outstanding at December 31, 2013	22,190	$18.93

The following table summarizes restricted stock unit activity during the year ended December 31, 2013:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2013	126,350	$—
Awarded	89,512	—
Vested/Released	(46,700)	—
Forfeited	(10,540)	—
Restricted stock units outstanding at December 31, 2013	158,622	$—	1.5	$3,965,550

As of December 31, 2013, there was $9.4 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 12.5% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.6 years.

(b) Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (ESPP).  The ESPP provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

amended.  The ESPP is compensatory for financial reporting purposes. At December 31, 2013, there were approximately 300,000 shares available for future issuance under this plan.

The fair value of the shares offered for the six-month periods beginning January and July 2013 under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.4 million, $0.3 million and $0.2 million of compensation expense, respectively, related to its ESPP.

(c) 401(k) Plan

The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code, which the Company administers for participating employees’ contributions. All full-time employees are covered under the plan after meeting minimum service requirements. The Company accrued and paid matching contributions of $0.9 million, $0.8 million and $0.7 million to the plan for the years ended December 31, 2013, 2012 and 2011, respectively. For all periods presented, Company contributions were based on a match of 50% of each employee’s contribution, with the match-eligible contribution being limited to 6% of the employee’s eligible compensation.

NOTE 7 — BUSINESS COMBINATION

On January 7, 2013, the Company acquired certain products from Upstream Peripheral Technologies Ltd. (Upstream). Prior to the acquisition, these products had generated no revenue. The primary reason for the acquisition was to extend the Company’s product offering in the area of retrograde access tools and leverage its existing sales organization. The Company began selling these products in the U.S. in February 2013 and in Europe in March 2013. Transaction costs associated with this acquisition of approximately $0.3 million were primarily incurred in the fourth quarter of 2012.

Total consideration includes an initial $5.5 million cash payment at closing of the transaction, a $1.0 million cash payment at the time of transfer of product, manufacturing, and regulatory related documentation which was made in February 2013, and additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs for 2014, 2015 and 2016 product sales, subject to an overall cap of $35.5 million.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

At the date of acquisition, the Company recorded total contingent consideration liabilities of $6.2 million. The Company used a probability-weighted approach to estimate the achievement of the intellectual property milestones and the future revenue, and a discount rate of 15%.

From the acquisition date to December 31, 2013, the Company recorded $0.9 million of contingent consideration expense related to the passage of time (i.e. accretion). As of December 31, 2013, the Company reduced the amount of the contingent consideration liability by approximately $5.2 million. This reduction was the result of the Company’s determination that it will realize lower revenue from sales of the Upstream products than was anticipated at the acquisition date, and therefore the Company will owe a correspondingly lower amount of revenue-related contingent payments to the former owners. Some of the factors that influenced the lower future estimated revenue used in the Company’s analysis were slower than anticipated sales growth in 2013, updated market share estimates, which have been revised since the acquisition date, and revised estimates for future years’ growth rates.

As of December 31, 2013, the Company believes that the range of future contingent consideration (undiscounted) that the Company will likely be required to make related to the manufacturing milestone, the intellectual property milestones and the revenue earn-out is between $2 million and $3 million.

The aggregate initial purchase price was allocated to the net assets acquired as follows (in thousands):

	Amount assigned	Amortization period (in years)
Tangible assets (inventory and fixed assets)	$100
Amortizable intangible assets:
Acquired core technologies	10,600	12
Non-compete agreement	400	4
Goodwill	1,550
Total purchase price	$12,650

The acquired core technology intangible assets consist of technical processes, intellectual property and know-how with respect to the products and processes acquired, and are being amortized on a straight-line basis over their assigned estimated useful lives. The Company primarily used the discounted cash flow model approach to derive the fair value of the amortizable intangible assets. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by U.S. GAAP. See Note 8 for a discussion of the impairment of certain of these intangible assets.

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

If the Company had acquired the Upstream products at the beginning of 2012, net income would have been reduced from $2.2 million to $0.5 million for the year ended December 31, 2012, considering amortization and contingent consideration expense associated with the acquisition. No revenue has been assumed for 2012 as the Upstream products were not commercially available at that time.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The Company’s goodwill relates primarily to the acquisition of the endovascular product lines of Kensey Nash Corporation (KNC) in 2008 for approximately $10.7 million plus milestone payments. The aggregate purchase price was allocated to the tangible and intangible assets acquired, in-process research and development and goodwill. At the acquisition date, $2.9 million was allocated to goodwill, and between 2008 and 2012, the Company made milestone payments in the amount of $10.2 million, which were recorded as additional goodwill.

As discussed in Note 7 above, on January 7, 2013, the Company acquired certain products from Upstream. As part of the acquisition, the Company recorded $1.6 million of additional goodwill as the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired.

The change in the carrying amount of goodwill by reporting unit for the year ended December 31, 2013 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2012	$6,925	$6,371	$13,296
Goodwill acquired during the year (Note 7)	1,240	310	1,550
Balance as of December 31, 2013	$8,165	$6,681	$14,846

As of December 31, 2013, the Company performed an assessment of qualitative factors to determine if it was more-likely-than-not that goodwill might be impaired and whether it was necessary to perform the two-step goodwill impairment test. The qualitative factors assessed included the market capitalization of the Company, economic and market considerations, overall financial performance and other events affecting the reporting units. Based on these qualitative factors, the Company determined that it was not necessary to perform the two-step goodwill impairment test as it was not more-likely-than-not that goodwill might be impaired.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Intangible Assets.    Acquired intangible assets as of December 31, 2013 and 2012 consisted of the following (in thousands):

	December 31,
	2013	2012
Acquired core technologies (Note 7)	$6,310	$—
Non-compete agreement (Note 7)	200	—
Patents	530	4,273
Less: accumulated amortization	(1,431)	(4,253)
Net intangible assets	$5,609	$20

As part of the Upstream acquisition, the Company acquired certain core technology intangible assets, consisting of technical processes, intellectual property and know-how with respect to the products and processes acquired, which are being amortized on a straight-line basis over their assigned estimated useful lives.

As a result of lower than anticipated sales growth, updated market share estimates, and current year sales, the Company evaluated the acquired intangible assets for impairment as of December 31, 2013. This analysis resulted in an intangible asset impairment charge of approximately $4.5 million. The Company performed a separate impairment analysis for each of the two product technologies acquired, which have separately identifiable cash flows. The Company compared the carrying value of the intangible assets acquired to the undiscounted cash flows expected to result from the assets and determined that the carrying amount of one of the acquired core technology assets and the non-compete agreement asset were not fully recoverable. The Company then determined the fair value of the intangible assets based on estimated future cash flows discounted back to their present value using a discount rate (27%) that reflects the risk profiles of the underlying activities.

In the fourth quarter of 2013, the Company evaluated its patents and wrote off all fully amortized patents that had expired, which had no impact on the Company’s results of operations.

Aggregate amortization expense for amortizing intangible assets was $0.9 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, estimated amortization expense for intangible assets subject to amortization for the next five years was as follows (in thousands):

Amortization Expense
Years ending December 31:
2014	$546
2015	546
2016	546
2017	514
2018	511
Thereafter	2,946
Total future amortization expense	$5,609

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 9 — INCOME TAXES
The sources of income before income taxes are as follows (in thousands):

	2013	2012	2011
United States	$(1,298)	$1,413	$(292)
Foreign	1,708	1,547	1,417
Income before income taxes	$410	$2,960	$1,125

Income tax expense attributable to income before income taxes consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$—	$—	$—
State	66	84	107
Foreign	328	272	207
	394	356	314
Deferred:
Federal	301	295	187
State	35	33	63
Foreign	50	50	(333)
	386	378	(83)
Income tax expense	$780	$734	$231

The Company continues to maintain a valuation allowance for substantially its entire gross deferred tax asset including its U.S. net operating losses. For the year ended December 31, 2013, the Company recorded deferred federal and state tax expense of $0.3 million, representing a deferred tax liability related to the difference between tax and book accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income tax expense attributable to income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):

	2013	2012	2011
Computed expected tax expense	$140	$1,006	$383
Increase (reduction) in income taxes resulting from:
State and local income taxes, net of federal impact	(116)	94	50
Stock-based compensation	169	112	1,316
Nondeductible expenses and municipal interest	55	138	262
Change in valuation allowance	(332)	(1,241)	(1,973)
Change in deferred rate	5	165	—
Foreign operations	(49)	(44)	621
Research and development credit	908	504	(428)
Income tax expense	$780	$734	$231

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows (in thousands):

	2013	2012
Deferred tax assets:
Current:
Accrued liabilities, not deducted until paid for tax purposes	$916	$906
Deferred revenue, due to deferral for financial reporting purposes	541	662
Inventories, principally due to accrual for obsolescence for financial reporting purposes, net of additional costs inventoried for tax purposes	638	562
	2,095	2,130
Less valuation allowance	(1,650)	(1,817)
Total deferred tax assets, current portion, net	445	313

Noncurrent:
Net operating loss carryforwards-U.S. and related states	7,801	6,493
Charitable contribution carryover	47	31
Capital loss carryover	412	409
Amortization of intangibles	1,224	1,135
Stock compensation expense related to nonqualified stock options	1,377	2,034
Research and experimentation tax credit	966	1,873
Alternative minimum tax credit	298	298
Accrued liabilities, not deducted until paid for tax purposes	535	344
	12,660	12,617
Less valuation allowance	(10,144)	(10,964)
Deferred tax assets, noncurrent portion, net	2,516	1,653

Deferred tax liabilities:
Noncurrent
Equipment, primarily due to differences in cost basis and depreciation methods	(2,663)	(1,667)
Long-lived intangible assets	(1,218)	(874)
Total deferred tax liabilities, noncurrent portion, net	$(1,365)	$(888)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

An income tax benefit of $1.4 million, $0.7 million and $0.5 million related to the exercise of stock options for the years ended December 31, 2013, 2012 and 2011, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

As of December 31, 2013, the Company has unrestricted United States federal net operating loss carryforwards of approximately $32.7 million to reduce future taxable income, which expire primarily from 2018 through 2033. The Company also has capital loss carryforwards of $1.1 million that expire in 2015 and 2016.

An alternative minimum tax credit carryforward of approximately $0.3 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for United States federal income tax purposes of approximately $32.9 million.

The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2013 of approximately $1.2 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2033.

The Company intends to indefinitely reinvest earnings from subsidiaries treated as foreign corporations for U.S. tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets in future periods will depend on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of losses and its planned near-term investments in its growth, the Company has recorded a full valuation allowance against substantially all of its gross deferred tax assets including its U.S. net operating losses. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its deferred tax assets to below 100% of its gross amount until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future which would affect the utilization of the Company’s deferred tax assets, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

ASC 740, Income Taxes, requires reporting of taxes based on tax positions which meet a more-likely-than-not standard and which are measured at the amount that is more-likely-than-not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.

As of December 31, 2013, the Company classified approximately $0.3 million of its credit carryforwards as uncertain. This amount is reported as a reduction of the Company’s deferred tax asset. There were no changes to the Company's uncertain tax positions in 2013. The Company classifies interest and penalties expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the U.S., Puerto Rico, Canada, the Netherlands, Germany and Austria. The tax years 2009 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed a corporate income tax audit during 2012 for the Company’s 2009 and 2010 tax years. No adjustments were made as a result of the audit.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 10 — NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding (excluding shares of restricted stock). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic net (loss) income per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

Diluted net loss per share was the same as basic net loss per share for the year ended December 31, 2013, as shares issuable upon the exercise of stock options and the vesting of restricted stock were anti-dilutive because of the net loss for that period. As a result, the stock options and restricted stock outstanding representing 2.1 million weighted average shares for the year ended December 31, 2013 were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

For the years ended December 31, 2012 and 2011, a weighted average of 0.6 million and 2.1 million stock options, respectively, were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

A summary of the net (loss) income per share calculation is shown below for the periods indicated:

	2013	2012	2011
Net (loss) income (in thousands)	$(370)	$2,226	$894
Common shares outstanding:
Historical common shares outstanding at beginning of year	34,839,131	33,883,378	33,136,732
Weighted average common shares issued	4,101,413	493,469	321,555
Weighted average common shares outstanding-basic	38,940,544	34,376,847	33,458,287
Effect of dilution from stock options	—	1,390,123	911,837
Weighted average common shares outstanding-diluted	38,940,544	35,766,970	34,370,124
Net (loss) income per share, basic	$(0.01)	$0.06	$0.03
Net (loss) income per share, diluted	$(0.01)	$0.06	$0.03

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any period. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Management’s estimates for uncollectible amounts have been adequate during historical periods, and management believes that all significant credit risks have been identified at December 31, 2013. The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

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

(a) U.S. Medical

Products offered by this segment include single-use medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the FDA. At December 31, 2013, FDA-approved products were used in multiple vascular procedures, including coronary and peripheral atherectomy, aspiration and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2013, 2012 and 2011, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $7.6 million, $7.5 million and $6.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	2013	2012	2011
Revenue:
U.S. Medical:
Disposable products	$114,976	$103,218	$90,849
Service and other, net of allowance for sales returns	9,833	9,081	8,719
Equipment	5,317	5,137	6,365
Subtotal	130,126	117,436	105,933
International Medical:
Disposable products	23,143	19,304	17,895
Service and other, net of allowance for sales returns	1,579	1,358	1,403
Equipment	3,963	2,187	2,056
Subtotal	28,685	22,849	21,354
Total revenue	$158,811	$140,285	$127,287

	U.S. Medical	International Medical	Total
2013
Interest income	$61	$—	$61
Interest expense	58	—	58
Depreciation and amortization expense	9,217	1,393	10,610
Income tax expense	402	378	780
Segment operating (loss) income	(1,276)	1,670	394
Segment net (loss) income	(1,666)	1,296	(370)
Capital expenditures	4,406	214	4,620
Segment assets	$198,639	$18,518	$217,157

	U.S. Medical	International Medical	Total
2012
Interest income	$70	$1	$71
Interest expense	63	—	63
Depreciation and amortization expense	8,705	1,178	9,883
Income tax expense	414	320	734
Segment operating income	1,037	1,910	2,947
Segment net income	656	1,570	2,226
Capital expenditures	3,063	16	3,079
Segment assets	$95,181	$15,588	$110,769

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	U.S. Medical	International Medical	Total
2011
Interest income	$139	$2	$141
Interest expense	59	231	290
Depreciation and amortization expense	8,801	1,161	9,962
Income tax expense (benefit)	431	(200)	231
Segment operating income	647	639	1,286
Segment net income	347	547	894
Capital expenditures	2,480	181	2,661
Segment assets	$92,446	$16,590	$109,036

In 2013, 2012 and 2011, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2013, 2012 or 2011. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $11.9 million and $10.6 million as of December 31, 2013 and 2012, respectively.

Revenue by Product Line

	For the years ended December 31,
(in thousands)	2013	2012	2011
Revenue
Disposable products revenue:
Vascular intervention	$75,601	$67,336	$62,264
Lead management	62,518	55,186	46,480
Total disposable products revenue	138,119	122,522	108,744
Service and other, net of allowance for sales returns	11,412	10,439	10,122
Equipment	9,280	7,324	8,421
Total revenue	$158,811	$140,285	$127,287

NOTE 13 — LEASES

The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2023.

The future minimum payments under noncancelable operating leases as of December 31, 2013, were as follows (in thousands):

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Operating Leases
Years ending December 31:
2014	$1,889
2015	1,743
2016	1,494
2017	1,512
2018	1,519
Thereafter	7,613
Total minimum lease payments	$15,770

Rent expense under operating leases totaled approximately $2.4 million, $1.9 million, and $1.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In 2013, the Company began occupying and paying rent for an additional 20,000 square feet of office space adjacent to the Company’s current headquarters in order to expand its facilities. The leases for both buildings comprising the Company’s headquarters run concurrently through September 2023. The annual base rent of the combined facilities is approximately $1.3 million per year, subject to annual increases of 3 - 4% each year. The Company records the rent expense on a straight-line basis over the term of the lease.

NOTE 14 — DEBT — LINE OF CREDIT

On February 25, 2011, the Company entered into a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, the Company renewed the line of credit for an additional three-year term under substantially the same terms. Under the terms of the Credit Agreement, the Company may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow the Company to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%, or 3.5% at December 31, 2013. The margins on the base interest rates are subject to reduction if the Company achieves certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. The Company’s borrowing base, which represents the amount the Company can borrow under the revolving line of credit, was $12.2 million as of December 31, 2013.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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
As of the date of this filing, the Company had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the year ended December 31, 2013.

NOTE 15 — SETTLEMENT COSTS—LICENSE AGREEMENT DISPUTE

In January 2012, the Company entered into a Termination and Mutual Release with Medtronic, Inc. (Medtronic). The Termination Agreement terminated a License Agreement between the Company and Medtronic dated February 28, 1997 (the License Agreement). In 2011, the parties disputed whether royalties were owed under the License Agreement. Under the Termination Agreement, the Company paid to Medtronic $3.0 million in January 2012 in settlement of all obligations under the License Agreement, and neither party has any further rights or obligations under the License Agreement, including certain Medtronic rights that if exercised would have been unfavorable to the Company. The Termination Agreement also includes a mutual release under which each of the Company and Medtronic releases the other from all claims, whether known or unknown, arising under the License Agreement. The Company had accrued royalty expenses in the amount of $1.2 million related to the License Agreement prior to the settlement; therefore, the Company recorded $1.8 million as settlement costs—license agreement dispute in the Company’s financial statements for the quarter ended December 31, 2011, because the underlying cause of the dispute and likelihood of a settlement to resolve such dispute existed as of December 31, 2011.

The patents underlying the License Agreement were scheduled to expire in October 2013 and October 2014 in the U.S. and select foreign jurisdictions, respectively. Royalty expenses paid or accrued under the License Agreement for the year ended December 31, 2011 were approximately $1.5 million. Royalty expenses have not been incurred subsequent to the effective date of the Termination Agreement.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

The Company has an indemnification obligation with one former officer charged in connection with a previous federal investigation of the Company. In February 2012, a trial resulted in the acquittal of the defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant occurred in May 2012, and in June 2012, the defendant filed a notice of appeal. The Company paid its indemnification obligations through the trial during 2012. In January 2014, the appellate court upheld the conviction on the one charge. In February 2014, the appellate court denied defendant’s motion for a rehearing. Additional

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

expenses may be incurred in future periods depending upon the success or failure of any further appeal to the U.S. Supreme Court, particularly if a successful appeal results in the order of a new trial.

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

Fox/Sopkin

The Company and Spectranetics B.V., the Company’s Dutch subsidiary, were defendants in a lawsuit brought in the District Court of Utrecht, the Netherlands (the Dutch District Court) by Kenneth Fox in 2004. Mr. Fox is an inventor named on patents licensed to the Company under a license agreement assigned to Interlase LP. Mr. Fox claimed an interest in royalties payable under the license and sought alleged back royalties of approximately $2.2 million. In June 2010, the Dutch District Court issued a ruling, followed by a decision that dismissed Mr. Fox’s claims in their entirety against both the Company and its Dutch subsidiary.  The Dutch District Court also awarded the Company a nominal amount as attorney’s fees.  In September 2010, Mr. Fox filed and served a notice of appeal to the Dutch Court of Appeals. Under Dutch law, the appeal entitled Mr. Fox to a new trial on the merits, though still taking into evidence the record already in the Dutch court system. A hearing on the merits of the appeal occurred in November 2012. In September 2013, the Dutch Court of Appeals ruled in the Company’s favor and upheld the ruling of the Dutch District Court. The Court of Appeals also awarded the Company a nominal amount as the prevailing party in the appeal. Each party had until December 10, 2013 to file a cassation complaint (appeal) to the Supreme Court of The Netherlands. Neither party filed a cassation complaint.

In May 2011, the Company was served with a lawsuit that named the Company and the Company’s Dutch subsidiary as defendants. The lawsuit was brought in the Dutch District Court by Barbara Joy Sopkin. Ms. Sopkin claimed royalties on a license agreement, certain rights to which were allegedly transferred to her, which claims were similar to the claims of Mr. Fox in his litigation. Ms. Sopkin claimed damages of approximately $2 million and also claimed interest on that amount from January 1, 2011. The proceedings formally commenced in July 2011, and a hearing on the claims was held in September 2012. In October 2012, the Dutch District Court rejected Ms. Sopkin’s claims for damages in their entirety and awarded the Company a nominal amount as attorney’s fees. In January 2013, Ms. Sopkin served the Company with a notice of her intent to appeal to the Dutch Court of Appeals. Ms. Sopkin had until January 14, 2014 to file her appellate papers with the Dutch Court of Appeals. She did not file such papers.

The Company has no amounts accrued for the Fox or Sopkin lawsuits.

Cardiomedica

The Company was engaged in a dispute from 1999 until 2011 with Cardiomedica S.p.A. (Cardiomedica), an Italian company, over the existence of a distribution agreement between Cardiomedica and the Company. In

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

2009, a Dutch District Court issued a ruling in favor of Cardiomedica, requiring the Company to pay $0.6 million, which ruling Cardiomedica appealed. In September 2011, the Dutch Court of Appeals issued a ruling in favor of Cardiomedica, requiring the Company to pay to Cardiomedica an additional $0.6 million in damages plus $0.2 million in interest. The Company paid and expensed this amount in September 2011.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013				2012
	Q1(1)	Q2(1)	Q3(1)	Q4(2)	Q1	Q2	Q3	Q4(3)
	(In thousands, except per share amounts)
Net sales	$37,675	$39,453	$39,763	$41,920	$33,269	$35,035	$35,230	$36,751
Gross profit	27,356	28,828	29,710	31,561	24,301	25,515	25,606	26,936
Net (loss) income	(959)	(728)	434	883	12	636	905	673
Net (loss) income per share (4):
Basic	$(0.03)	$(0.02)	$0.01	$0.02	$0.00	$0.02	$0.03	$0.02
Diluted	$(0.03)	$(0.02)	$0.01	$0.02	$0.00	$0.02	$0.03	$0.02

(1)
During each of the first, second and third quarters of 2013, the Company incurred $0.5 million of medical device excise tax, $0.2 million in contingent consideration expense, and $0.2 million in acquisition-related intangible asset amortization, respectively, expenses which were not incurred in 2012.

(2)
During the fourth quarter of 2013, the Company incurred $0.6 million of medical device excise tax, $0.2 million in contingent consideration expense, and $0.2 million in acquisition-related intangible asset amortization. In addition, during the fourth quarter of 2013, the Company recorded an intangible asset impairment of $4.5 million and an adjustment to the contingent consideration liability of $5.2 million. For additional discussion, see Notes 7 and 8.

(3)	During the fourth quarter of 2012, the Company incurred $0.3 million in legal and other costs related to the acquisition of certain products from Upstream. For additional discussion, see Note 7.

(4)
The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year, and take into account the weighted average number of common stock equivalent shares outstanding for each period.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged (Credited) to Revenue, Costs or Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns	$589	$1,153	$960	$782
Inventory reserves	914	213	209	918
Valuation allowance for deferred tax assets	12,781	(987)	—	11,794
Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns	602	959	972	589
Inventory reserves	925	156	167	914
Valuation allowance for deferred tax assets	14,022	(1,241)	—	12,781
Year ended December 31, 2011:
Allowance for doubtful accounts and sales returns	$790	$765	$953	$602
Inventory reserves	779	534	388	925
Valuation allowance for deferred tax assets	18,412	(1,973)	2,417	14,022

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

4.2
Form of Indenture by and between The Spectranetics Corporation and Wells Fargo Bank, National Association relating to debt securities. Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-3 filed on March 11, 2013.

10.1#
The 1997 Equity Participation Plan of The Spectranetics Corporation. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.2#
Form of Non-Qualified Stock Option Agreement for Officers. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.3#
Form of Non-Qualified Stock Option Agreement for Employees. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.4#
Form of Non-Qualified Stock Option Agreement for Independent Directors. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.5#
Form of Incentive Stock Option Agreement for Officers. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed June 17, 1998 (File No. 333-57015).

10.6#
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

10.9#	First Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.
10.10#	Second Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.
10.11#	Third Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.

Exhibit Number	Description
10.13#
Fourth Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14#	Fifth Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibits previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
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

10.19#
The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

10.20#
Second Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 19, 2007. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 22, 2007.

10.21#
Third Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated August 13, 2007. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed on August 14, 2007.

10.22#
Form of Stock Option Grant Notice and Stock Option Agreement. Incorporated by reference to exhibits previously filed by the Company with its Registration Statement on Form S-8 filed on August 14, 2007.

10.23#
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

10.27#
Fifth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan, dated June 18, 2008. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 23, 2008.

10.29#
Form of Time Vesting Stock Option Agreement, Form of Conditional Time Vesting Stock Option Agreement, and Form of Conditional Performance Vesting Stock Option Agreement. Incorporated by reference to exhibits previously filed by the Company with its Current Report on Form 8-K/A filed on November 28, 2008.

10.30#
Form of Performance Vesting Stock Option Agreement for Employees. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

10.31#
Form of Conditional Performance Vesting Stock Option Agreement for Employees. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

Exhibit Number	Description
10.32#
Form of Restricted Stock Award Agreement for Non-Employee Directors. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.

10.33#
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

10.40#
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
10.42#
Seventh Amendment to The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2010.

10.43#
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

10.50#
Severance Agreement between The Spectranetics Corporation and Guy A. Childs dated March 1, 2011. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

10.51#
Severance Agreement between The Spectranetics Corporation and Jason Hein dated March 1, 2011. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on March 3, 2011.

Exhibit Number	Description
10.52#
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

10.55#
Eighth Amendment to The Spectranetics Corporation 2006 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on March 14, 2011.

10.56#
Form of Severance Agreement dated March 1, 2010 entered into between The Spectranetics Corporation and each of Roger Wertheimer and Francisco Rivas, executive officers of the Company. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on March 14, 2011.

10.57#
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

10.58#	Form of Restricted Stock Unit Agreement. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.
10.59#	Form of Restricted Stock Award Agreement - Initial Grant. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.
10.60#	Form of Restricted Stock Award Agreement - Annual Grant. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 5, 2011.
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

10.65#
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

Exhibit Number	Description
10.67#
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

10.72
First Amendment to Agreement of Lease by and between COPT Interquest Hybrid I, LLC and The Spectranetics Corporation, executed October 23, 2013. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on October 31, 2013.

10.73
Third Amendment to Agreement of Lease by and between 9965 Federal Drive, LLC and The Spectranetics Corporation, executed October 23, 2013. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on October 31, 2013.

10.74*	First Amendment to Credit and Security Agreement between The Spectranetics Corporation and Wells Fargo Bank, National Association dated February 21, 2014.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG, LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (EKS&H LLLP).
31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith
** Furnished herewith
# Indicates a management contract or compensatory plan or arrangement.