Form 10-Q
period 2014-03-31
SPECTRANETICS CORP
filed 2014-04-30
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

March 31, 2014

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

As of April 23, 2014, there were 41,578,748 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$120,866	$128,395
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $874 and $782, respectively	27,652	26,766
Inventories, net	9,828	9,476
Deferred income taxes, net	445	445
Prepaid expenses and other current assets	3,489	2,748
Total current assets	162,280	167,830
Property and equipment, net	28,747	28,281
Goodwill	14,846	14,846
Other intangible assets, net	5,472	5,609
Other assets	612	591
Total assets	$211,957	$217,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,183	$2,587
Accrued liabilities	15,986	18,819
Deferred revenue	1,640	1,819
Total current liabilities	19,809	23,225
Accrued liabilities, net of current portion	1,162	1,215
Contingent consideration, net of current portion	1,390	1,352
Deferred income taxes	1,449	1,365
Total liabilities	23,810	27,157
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 60,000,000 shares; issued and outstanding 41,554,200 and 41,230,286 shares, respectively	41	41
Additional paid-in capital	288,289	284,494
Accumulated other comprehensive loss	(292)	(305)
Accumulated deficit	(99,891)	(94,230)
Total stockholders’ equity	188,147	190,000
Total liabilities and stockholders’ equity	$211,957	$217,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$39,614	$37,675
Cost of products sold	10,334	10,319
Gross profit	29,280	27,356
Operating expenses:
Selling, general and administrative	27,869	22,801
Research, development and other technology	6,229	5,172
Medical device excise tax	525	522
Intangible asset amortization	137	164
Contingent consideration expense	38	202
Total operating expenses	34,798	28,861
Operating loss	(5,518)	(1,505)
Other income (expense):
Interest income (expense), net	1	(4)
Foreign currency transaction gain (loss)	3	(25)
Total other income (loss)	4	(29)
Loss before income taxes	(5,514)	(1,534)
Income tax expense (benefit)	147	(575)
Net loss	$(5,661)	$(959)

Net loss per share —
Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	13	(183)
Comprehensive loss, net of tax	$(5,648)	$(1,142)

Weighted average common shares outstanding —
Basic	41,353,931	34,959,545
Diluted	41,353,931	34,959,545

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,661)	$(959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,596	2,625
Stock-based compensation expense	1,324	819
Provision for excess and obsolete inventories	140	135
Deferred income taxes	97	(670)
Net change in operating assets and liabilities	(6,855)	(8,327)
Net cash used in operating activities	(8,359)	(6,377)
Cash flows from investing activities:
Capital expenditures	(1,647)	(1,049)
Acquisition-related payments	—	(6,500)
Net cash used in investing activities	(1,647)	(7,549)
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	2,471	1,396
Net cash provided by financing activities	2,471	1,396
Effect of exchange rate changes on cash	6	(17)
Net decrease in cash and cash equivalents	(7,529)	(12,547)
Cash and cash equivalents at beginning of period	128,395	37,775
Cash and cash equivalents at end of period	$120,866	$25,228
Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$12
Cash paid for income taxes	$84	$67

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL

The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned Dutch subsidiary, Spectranetics International, B.V., including the accounts of the wholly-owned subsidiaries of Spectranetics International, B.V.: Spectranetics II B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH, Spectranetics France SARL, Spectranetics Switzerland GmbH, and Spectranetics Denmark ApS (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$4,074	$4,132
Work in process	2,289	1,696
Finished goods	3,465	3,648
	$9,828	$9,476

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Equipment held for rental or loan	$42,746	$42,949
Manufacturing equipment and computers	26,290	24,827
Leasehold improvements	5,827	5,697
Furniture and fixtures	2,483	2,446
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(50,145)	(49,184)
	$28,747	$28,281

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and employee-related expenses	$8,015	$11,007
Accrued sales, income, and excise taxes	1,320	1,659
Deferred rent	1,150	1,204
Accrued clinical study expense	1,120	872
Accrued royalties	576	571
Accrued legal costs	537	134
Employee stock purchase plan liability	533	801
Contingent consideration, current portion	500	500
Other accrued expenses	3,397	3,286
Less: long-term portion	(1,162)	(1,215)
Accrued liabilities: current portion	$15,986	$18,819

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — STOCK-BASED COMPENSATION

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair value at the date of grant. Options granted through March 31, 2014 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At March 31, 2014, there were 1.1 million shares available for future issuance under these plans.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $1.3 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards, (2) restricted stock awards issued to the Company’s directors, (3) restricted stock units issued to certain of the Company’s officers, and (4) the estimated fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

For all options not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers, hedging and pledging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three months ended March 31, 2014 and 2013, respectively, using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2014	2013
Expected life (years)	5.77	5.86
Risk-free interest rate	1.73%	0.77%
Expected volatility	63.80%	65.66%
Expected dividend yield	—	—

The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $15.05 and $10.01, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity during the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	3,153,234	$9.72
Granted	31,200	26.02
Exercised	(279,067)	6.11
Canceled	(1,608)	5.11
Options outstanding at March 31, 2014	2,903,759	$10.24	7.20	$58,265,652
Options exercisable at March 31, 2014	1,521,217	$6.99	5.92	$35,468,856

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s stock price of $30.31 as of March 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of March 31, 2014 totaled approximately 1.5 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $6.5 million and $1.9 million during the three months ended March 31, 2014 and 2013, respectively.

No restricted stock awards or restricted stock units were awarded or vested during the three months ended March 31, 2014. The balance of unvested restricted stock awards was 22,190 and the balance of unvested restricted stock units was 158,622 as of March 31, 2014.

As of March 31, 2014, there was $8.9 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. This expense is based on an assumed future forfeiture rate of approximately 12.50% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.5 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At March 31, 2014, there were 0.3 million shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended March 31, 2014 and 2013, the Company recognized $122,000 and $90,000, respectively, of compensation expense related to the ESPP.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (excluding restricted shares). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic net loss per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

Diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2014 and March 31, 2013, as shares issuable upon the exercise of stock options and the vesting of restricted stock were anti-dilutive as a result of the net losses incurred for each period.  As a result, stock options and restricted stock outstanding representing 2.2 million and 1.9 million shares as of March 31, 2014 and March 31, 2013, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

A summary of the net loss per share calculation is shown below for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,661)	$(959)
Common shares outstanding:
Historical common shares outstanding at beginning of period	41,208,096	34,839,131
Weighted average common shares issued	145,835	120,414
Weighted average common shares outstanding — basic	41,353,931	34,959,545
Effect of dilution — stock options	—	—
Weighted average common shares outstanding — diluted	41,353,931	34,959,545
Net loss per share — basic	$(0.14)	$(0.03)
Net loss per share — diluted	$(0.14)	$(0.03)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — SEGMENT REPORTING

The Company operates in one line of business consisting of developing, manufacturing, marketing, and distributing a proprietary excimer laser system and disposable products to treat certain vascular and coronary conditions.

Within this line of business, the Company has identified two geographic operating segments: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks, and different regulatory environments. The Company aggregates its two product lines, Vascular Intervention and Lead Management, based on their similar economic, operational, and regulatory characteristics.

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

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three months ended March 31, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $1.7 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
U.S. Medical:
Disposable products	$28,582	$26,949
Service and other, net of allowance for sales returns	2,236	2,508
Equipment sales and rentals	954	1,334
Subtotal	31,772	30,791
International Medical:
Disposable products	5,909	5,323
Service and other, net of allowance for sales returns	533	370
Equipment sales and rentals	1,400	1,191
Subtotal	7,842	6,884
Total revenue	$39,614	$37,675

	Three Months Ended March 31,
	2014	2013
Segment operating (loss) income:
U.S. Medical	$(5,382)	$(1,921)
International Medical	(136)	416
Total operating loss	$(5,518)	$(1,505)

	As of March 31, 2014	As of December 31, 2013

Segment assets:
U.S. Medical	$193,429	$198,639
International Medical	18,528	18,518
Total assets	$211,957	$217,157

For the three months ended March 31, 2014 and 2013, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue for the three months ended March 31, 2014 or 2013.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended March 31,
(in thousands)	2014	2013
Revenue
Disposable products revenue:
Vascular intervention	$20,021	$17,193
Lead management	14,470	15,079
Total disposable products revenue	34,491	32,272
Service and other, net of allowance for sales returns	2,769	2,878
Equipment sales and rentals	2,354	2,525
Total revenue	39,614	37,675

NOTE 6 — INCOME TAXES

The Company maintains a valuation allowance for substantially all of its deferred tax assets, including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2014. The Company does, however, expect to incur current state and foreign tax expense during the year. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2014, representing a deferred tax liability related to the difference between tax and book accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

The Company’s ability to realize the benefit of its deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to the Company’s history of losses and its planned near-term investments in its growth, the Company has recorded a full valuation allowance against substantially all of its deferred tax assets. The Company does not expect to reduce the valuation allowance against its deferred tax assets to below 100% of its gross amount until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

The Company has an indemnification obligation with one former officer charged in connection with a previous federal investigation of the Company. In February 2012, a trial resulted in the acquittal of the defendant on all charges except for one count of making false statements to federal investigators. The sentencing hearing for this defendant occurred in May 2012, and in June 2012, the defendant filed a notice of appeal. The Company paid its indemnification obligations through the trial during 2012. In January 2014, the appellate court upheld the conviction on the one charge. In February 2014, the appellate court denied the defendant’s motion for a rehearing. Additional expenses may be incurred in future periods depending upon the success or failure of any further appeal to the U.S. Supreme Court, particularly if a successful appeal results in the order of a new trial.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. The Company does not expect any currently pending or threatened legal actions to have a material adverse effect on its business. Such matters are subject to many uncertainties and outcomes, the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments, where management has assessed that a loss is probable and an amount can be reasonably estimated. The costs associated with legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that disclose certain risks and factors that may affect our business.  This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. To assist the reader in understanding certain terms relating to our business used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2013.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 40 countries and are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. During the three months ended March 31, 2014, approximately 70% of our disposable product revenue was from products used with our proprietary CVX-300® excimer laser system. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention (“VI”) products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used to treat peripheral arterial blockages, including chronic total occlusions (crossing solutions); and aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy). Our Lead Management (“LM”) products include excimer laser sheaths, mechanical sheaths, and accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent, and service our CVX-300 laser systems.

For the three months ended March 31, 2014, our disposable products generated 87% of our revenue, of which VI accounted for 58% and LM accounted for 42%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

FDA Clearance of Lead Management Mechanical Tools

In April 2014, we announced Food and Drug Administration (“FDA”) clearance of two new mechanical lead extraction platforms, TightRail™ and SightRail™, that expand physicians’ options for removing cardiac leads. These new platforms represent our entry into the mechanical extraction device market and complement the laser-based technology that established our leading position in lead extraction. A limited launch of these new products is anticipated over the next few months.

The TightRail rotating mechanical sheath platform combines shaft flexibility and column strength to help physicians navigate the vasculature during cardiac lead extraction procedures. A forward-facing dilating blade remains shielded until activated. The tip feature rotates in both directions for efficient dilation. The physician controls when the blade is exposed for procedural safety.

The SightRail manual dilator sheath platform features visual indicators that show bevel orientation and tip alignment, supplementing fluoroscopy as a means of determining position and orientation. A longer inner sheath gives physicians improved ability to grip and manipulate the device, especially when advancing and rotating. The SightRail sheath set has also received CE mark approval for use in Europe.

Achievement of EXCITE ISR study endpoints

In 2011, the FDA granted approval for an investigational device exemption for the EXCITE ISR study, a multi-center, randomized, controlled trial to treat in-stent restenosis (“ISR”) in the legs. The study incorporated a 2:1 randomization plan, comparing laser ablation using our Turbo-Tandem and Turbo Elite laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone. The first enrollment in the study occurred in June 2011. The planned enrollment was 318 subjects in the randomized control trial arm of the study (353 subjects, including the chronic total occlusion registry) at up to 35 active sites in the U.S. Subjects enrolled are followed at one, six, and 12 months after the procedure. The primary endpoint is freedom from target lesion revascularization (“TLR”) through six months following the procedure. The primary safety endpoint is freedom from major adverse events, such as death, major amputation, or TLR, at 30 days following the procedure. In May 2013, we received agreement from the FDA for an adjunct analysis plan that allowed us to explore submission of a new 510(k) for the ISR indication prior to full enrollment of the EXCITE ISR study. This adjunct analysis plan allowed borrowing data from the PATENT registry, which is discussed below, in combination with patients enrolled in the EXCITE ISR study.

ISR occurs when a previously placed stent becomes occluded, or blocked, and is considered to be a challenging condition to treat. We designed the treatment-to-control EXCITE ISR study to show safety and efficacy of treatment with laser atherectomy in patients with ISR. Freedom from TLR at six months was hypothesized to be 70% in the laser atherectomy plus balloon angioplasty arm and 53% for balloon angioplasty alone to prove statistical superiority.

In March 2014, we announced early success of the EXCITE ISR study, achieving highly significant statistical superiority in both safety and efficacy. This outcome was achieved without any borrowing from the PATENT registry. We met the endpoints of the study based on the enrollment of 250 patients versus the 318 patients originally planned. Based on this result, we will complete the follow-up of patients enrolled in the EXCITE ISR study, but we have concluded enrollment of new patients. We submitted a 510(k) application to the FDA on March 27, 2014. According to data available on the FDA’s website, FDA review of a 510(k) application with clinical data takes an average of five months.

There is no assurance that the clinical results will support clearance for the ISR indication. The FDA may refuse to clear a new indication for ISR if the results do not support clearance. Additionally, the FDA may refuse to clear an ISR indication for other reasons.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Other Clinical Trials

In January 2013, we presented preliminary results from the Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, registry. A total of 90 patients were included by December 2011 at five centers in Germany. Seventy-three patients were followed through 12 months. The study population included patients with peripheral artery disease (“PAD”) ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 38cm with average total lesion length of 12.3cm, and 94.4% were in the superficial femoral artery.

The final results of the PATENT registry were published in the February 2014 edition of the Journal of Endovascular Therapy. The design of the PATENT registry was similar to the design of the treatment arm of the EXCITE ISR study, and the PATENT results exceeded the expected freedom from TLR rate hypothesized in the EXCITE ISR study.

We are supporting a multi-center, physician-sponsored pilot study in Europe evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with using PTX PTA alone in the treatment of ISR in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for using PTX PTA with laser, but to determine whether using PTX PTA with laser potentially provides a benefit over PTX PTA alone. In April 2013, we announced that the planned enrollment for the PHOTOPAC trial would be expanded. The physician-sponsors now plan to expand the study from 50 to 145 subjects, at several new European sites, who will be followed at one, six, 12 and 24 months after the procedure. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. As of April 20, 2014, four sites are approved to enroll in the study and 57 subjects have been enrolled.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Operating Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all expenses for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three months ended March 31, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2014		2013
Revenue
United States	$31,772	80%	$30,791	82%
International	7,842	20	6,884	18
Total revenue	$39,614	100%	$37,675	100%

	Three Months Ended March 31,
	2014	2013
Operating income (loss)
United States	$(5,382)	$(1,921)
International	(136)	416
Total operating loss	$(5,518)	$(1,505)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended March 31, 2014 and 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

	Three Months Ended March 31,
(Dollars in thousands)	2014	% of revenue (1)	2013	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$20,021	51%	$17,193	46%	$2,828	16%
Lead Management	14,470	37	15,079	40	(609)	(4)
Total disposable products revenue	34,491	87	32,272	86	2,219	7
Service and other revenue	2,769	7	2,878	8	(109)	(4)
Laser equipment revenue:
Equipment sales	1,530	4	1,381	4	149	11
Rental fees	824	2	1,144	3	(320)	(28)
Total laser equipment revenue	2,354	6	2,525	7	(171)	(7)
Total revenue	39,614	100	37,675	100	1,939	5
Gross profit	29,280	74	27,356	73	1,924	7
Operating expenses
Selling, general and administrative	27,869	70	22,801	61	5,068	22
Research, development and other technology	6,229	16	5,172	14	1,057	20
Medical device excise tax	525	1	522	1	3	1
Contingent consideration expense	38	—	202	1	(164)	(81)
Intangible asset amortization	137	—	164	—	(27)	(16)
Total operating expenses	34,798	88	28,861	77	5,937	21
Operating loss	(5,518)	(14)	(1,505)	(4)	(4,013)	267
Other income (expense)
Interest income (expense), net	1	—	(4)	—	5	(125)
Foreign currency transaction loss	3	—	(25)	—	28	(112)
Loss before income taxes	(5,514)	(14)	(1,534)	(4)	(3,980)	259
Income tax expense (benefit)	147	—	(575)	(2)	722	(126)
Net loss	$(5,661)	(14)%	$(959)	(3)%	$(4,702)	490%

Worldwide installed base of laser systems	1,164		1,080		84
___________________________________
 (1) Percentage amounts may not add due to rounding.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 5% to $39.6 million for the three months ended March 31, 2014 as compared with $37.7 million for the three months ended March 31, 2013.The increase was due to increased disposables revenue, partially offset by a small decrease in service and other revenue and laser equipment sales and rentals.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 16% to $20.0 million in the first quarter of 2014 as compared with $17.2 million in the first quarter of 2013. VI revenue includes three product categories: peripheral atherectomy, which increased 27%, crossing solutions, which decreased 4%, and coronary atherectomy and thrombus management, which increased 21%, all compared with the three months ended March 31, 2013. Increased peripheral atherectomy product sales were primarily related to unit volume increases and, to a lesser extent, a price increase on our Turbo Elite® catheters. The unit volume increases were due both to higher sales to hospitals and to office-based physician clinics in the U.S., which contributed to a 29% increase in U.S. peripheral atherectomy sales during the first quarter of 2014 as compared with the first quarter of 2013. The slight decline in crossing solutions product sales was due primarily to increased competition. The increase in coronary atherectomy and thrombus management revenue was primarily due to increased sales of our coronary atherectomy products in both the U.S. and Japan.

LM revenue decreased 4%, or 5% on a constant currency basis (see the “Non-GAAP Financial Measures” section below for a discussion of how we use the constant currency financial measure), to $14.5 million for the three months ended March 31, 2014 as compared with $15.1 million for the three months ended March 31, 2013. We attribute the weakness, which occurred solely in the U.S., primarily to a temporary disruption associated with the expansion of the U.S. Lead Management sales team. Training of our new sales team is nearly complete, and we are taking actions we believe will return Lead Management to growth in the second half of 2014. In addition to our sales force expansion and improved commercial execution, these actions include the launch of mechanical lead extraction tools in the second half of the year.

Service and other revenue decreased 4% to $2.8 million in the three months ended March 31, 2014 compared with $2.9 million in the three months ended March 31, 2013, primarily due to an increase in our provision for sales returns (see the discussion of days sales outstanding under “Liquidity and Capital Resources” below).

Laser equipment revenue decreased 7% to $2.4 million in the three months ended March 31, 2014 compared with $2.5 million in the three months ended March 31, 2013. Equipment sales revenue, which is included in laser equipment revenue, increased 11% in the three months ended March 31, 2014 as compared with the three months ended March 31, 2013, due to an increase in new laser sales in the three months ended March 31, 2014. Rental revenue decreased 28% in the three months ended March 31, 2014 as compared with the three months ended March 31, 2013, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 37 laser systems with new customers during the three months ended March 31, 2014 compared with 39 laser systems during the three months ended March 31, 2013. The additional placements were primarily due to demand in the U.S., and to a lesser extent, in Japan and Europe. Of these laser placements, 17 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory in the first quarter of 2014, compared with 25 transfers or deployments of remanufactured systems in the first quarter of 2013. The new placements this quarter brought our worldwide installed base of laser systems to 1,164 (843 in the U.S.) as of March 31, 2014, compared to 1,080 (804 in the U.S.) as of March 31, 2013.

Geographically, revenue in the U.S. was $31.8 million for the three months ended March 31, 2014, an increase of 3% from the three months ended March 31, 2013.  International revenue totaled $7.8 million for the three months ended March 31, 2014, an increase of 14% from the first quarter of 2013, and an increase of 11% on a constant currency basis.  The increase in international revenue was primarily due to an increase in LM disposables revenue, primarily in Europe, and to a lesser extent, an increase in laser sales and VI disposables revenue, primarily in Japan.

Gross margin percentage for the first quarter of 2014 was 73.9% as compared with 72.6% for the first quarter of 2013. The increase was primarily due to (1) higher production volumes and improved manufacturing efficiencies in the first quarter of

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

2014 as compared with the first quarter of 2013, which resulted in lower unit costs for our disposable products, (2) product mix, with a higher percentage of higher margin disposables products than laser systems revenue in the first quarter of 2014 as compared with the first quarter of 2013, and (3) a small contribution from a low single digit price increase within our peripheral atherectomy product line.

Operating expenses

Operating expenses increased 21% to $34.8 million for the three months ended March 31, 2014 compared with $28.9 million for the three months ended March 31, 2013. Operating expenses represented 88% of total revenue for the first quarter of 2014 as compared with 77% of total revenue for the first quarter of 2013.  The operating expense changes are described below.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 22% to $27.9 million for the three months ended March 31, 2014 compared with $22.8 million for the three months ended March 31, 2013.  SG&A expenses represented 70% of revenue in the first quarter of 2014 compared with 61% of revenue in the first quarter of 2013.

Within SG&A, marketing and selling expenses increased $3.4 million for the three months ended March 31, 2014, or 19%, compared with the three months ended March 31, 2013, primarily due to:

•	A $2.6 million increase in U.S. VI and LM sales and marketing expense, primarily due to the planned increase in our field sales team and higher commissions expense; and

•	A $0.8 million increase in international sales and marketing expense, primarily due to additional field sales positions and increased incentive compensation on higher revenue.

Also within SG&A, general and administrative expenses increased $1.7 million for the three months ended March 31, 2014, or 33%, compared with the three months ended March 31, 2013, with increased personnel expenses, an increase in stock-based compensation expense due to our organizational growth, and an increase in bad debt, professional fees, and insurance expenses.

Research, development and other technology. Research, development and other technology expenses of $6.2 million for the three months ended March 31, 2014 increased $1.1 million, or 20%, compared with the three months ended March 31, 2013. As a percentage of revenue, research, development and other technology expenses increased to 16% in the first quarter of 2014 from 14% in the first quarter of 2013. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Increases in these costs resulted from:

•
Product development costs increased by approximately $0.6 million for the first quarter of 2014 compared with the first quarter of 2013 due to increased new product development headcount and an increase in regulatory submission costs for international markets and new products;

•	Clinical studies costs increased by approximately $0.3 million for the first quarter of 2014 compared with the first quarter of 2013, primarily due to costs related to the EXCITE ISR trial; and

•	Royalty costs increased by approximately $0.1 million for the first quarter of 2014 compared with the first quarter of 2013, due to increased revenue.

Medical device excise tax. The first quarter of 2014 included $0.5 million of expense attributed to the medical device excise tax, which became effective January 1, 2013, compared with $0.5 million for the first quarter of 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Contingent consideration expense. As part of a product acquisition from Upstream Peripheral Technologies Ltd. (“Upstream”) in the first quarter of 2013, we recorded a contingent consideration liability, representing the estimated fair value of the future contingent payments we expect to make. For the three months ended March 31, 2014 and March 31, 2013, we recorded $38,000 and $0.2 million of contingent consideration expense, respectively, related to the increase in that liability due to the passage of time (i.e., accretion) and made no changes to the underlying estimates in the contingent consideration liability. The decrease in this expense was due to an adjustment to the contingent consideration liability at the end of 2013.

Intangible asset amortization. As part of the product acquisition from Upstream in the first quarter of 2013, we acquired certain core technology intangible assets, which are being amortized over periods from four to 12 years. We recorded $0.1 million of amortization expense related to these intangibles for the three months ended March 31, 2014, compared with $0.2 million for the three months ended March 31, 2013. The decrease was due to the impairment of certain intangible assets at the end of 2013.

Loss before income taxes

Pre-tax loss for the three months ended March 31, 2014 was $5.5 million, compared with $1.5 million for the three months ended March 31, 2013.

Income taxes

We maintain a valuation allowance for substantially all of our deferred tax assets, including our U.S. net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2014. We do, however, expect to incur current state and foreign tax expense during the year. In addition, we expect to incur deferred U.S. federal and state tax expense in 2014, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.1 million for the three months ended March 31, 2014, consisting of current foreign and state income tax expense and deferred federal income tax expense.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to our history of losses and our planned near-term investments in our growth, we have recorded a full valuation allowance against substantially all of our deferred tax assets. We do not expect to reduce the valuation allowance against our U.S. deferred tax assets to below 100% of its gross amount until we have a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

Net loss
We recorded a net loss for the three months ended March 31, 2014 of $5.7 million, or $0.14 per share, compared with a net loss of $1.0 million, or $0.03 per share, for the three months ended March 31, 2013.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH and Spectranetics Austria GmbH is the euro. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of operations using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 caused an increase in consolidated revenue of approximately $0.2 million and an increase in consolidated net income of approximately $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $120.9 million, a decrease of $7.5 million from $128.4 million at December 31, 2013.

We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity will be sufficient to meet our liquidity requirements for the foreseeable future based on our expected level of operations. However, we may need or seek additional funding, particularly to fund acquisitions. If we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We also may sell additional shares of our common stock or other equity or debt securities or enter into credit and financing arrangements with one or more independent institutional lenders. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the three months ended March 31, 2014, cash used in operating activities totaled $8.4 million.  The primary sources and uses of cash were:

(1)
Our net loss of $5.7 million included approximately $1.5 million of cash expenses and approximately $4.2 million of non-cash expenses. Non-cash expenses primarily included $2.6 million of depreciation and amortization and $1.3 million of stock-based compensation.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $6.9 million was primarily due to:

•	A decrease in accounts payable and accrued liabilities of $3.3 million, primarily due to the payment of liabilities accrued in 2013 for annual bonuses and fourth quarter commissions;

•	An increase in equipment held for rental or loan of $1.3 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in accounts receivable of approximately $0.9 million, primarily due to higher sales in the latter half of the quarter;

•	An increase in prepaid expenses and other current assets of $0.8 million, primarily due to prepayments for bulk inventory purchases and the payment of annual insurance premiums;

•	An increase in inventory of approximately $0.5 million, primarily due to increased sales demand and higher disposables production; and

•	A decrease in deferred revenue of approximately $0.2 million, due primarily to the timing of collections of deferred service contract revenue.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The increase in days sales outstanding was primarily due to an increase in the percentage of revenue recorded in the latter half of the quarter and the increase in sales to our office-based physician clinics, the fastest growing segment of the VI business. In some cases we have granted extended terms, generally no more than 90 days, to these physician-owned facilities, which are greater than our typical 30 day terms. Additionally, we have increased sales to our distributor in Japan, which under our contract is granted 75 day terms.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

	March 31, 2014	December 31, 2013
Days Sales Outstanding	63	57
Inventory Turns	4.2	4.4

Investing Activities. For the three months ended March 31, 2014, cash used by investing activities was $1.6 million, consisting entirely of capital expenditures. This compared with cash used by investing activities of $7.5 million in the three months ended March 31, 2013, consisting of capital expenditures of $1.0 million and acquisition payments of $6.5 million related to the Upstream product acquisition.  The capital expenditures included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2014 was $2.5 million, compared with $1.4 million in the three months ended March 31, 2013, from exercises of stock options and sales of common stock under our employee stock purchase plan.

We may be required to make future payments related to the Upstream product acquisition that occurred in the first quarter of 2013. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. We believe the next milestone payment of $0.5 million will be payable in 2014. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. As of March 31, 2014, we have paid $6.5 million under the Upstream purchase agreement.

At March 31, 2014, we had no significant debt or capital lease obligations.

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, we renewed the line of credit for an additional three-year term under substantially the same terms. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $11.4 million as of March 31, 2014.

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
As of the date of this report, we have had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the three months ended March 31, 2014.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we use certain non-GAAP financial measures in this report. Reconciliations of these non-GAAP financial measures to the most directly comparable U.S. GAAP measures for the respective periods can be found in the tables below. An explanation of the manner in which our management uses these non-GAAP measures to conduct and evaluate our business and the reasons management believes these non-GAAP measures provide useful information to investors are provided following the reconciliation tables.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	March 31, 2014			March 31, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$31,772	$—	$31,772	$30,791	3%	3%
International	7,842	(179)	7,663	6,884	14%	11%
Total revenue	$39,614	$(179)	$39,435	$37,675	5%	5%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	March 31, 2014			March 31, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$20,021	$(54)	$19,967	$17,193	16%	16%
Lead Management	14,470	(86)	14,384	15,079	(4)%	(5)%
Laser Equipment, Service & Other	5,123	(39)	5,084	5,403	(5)%	(6)%
Total revenue	$39,614	$(179)	$39,435	$37,675	5%	5%

The impact of foreign exchange rates is highly variable and difficult to predict. We use a constant currency basis to show the impact from foreign exchange rates on current period revenue compared to prior period revenue using the prior period’s foreign exchange rates. In order to properly understand the underlying business trends and performance of our ongoing

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

operations, we believe investors may find it useful to consider the impact of excluding changes in foreign exchange rates from our revenue.

We believe presenting the non-GAAP financial measures used in this report provides investors greater transparency to the information used by our management for financial and operational decision-making and allows investors to see our results “through the eyes” of management. We also believe that providing this information better enables our investors to understand our operating performance and evaluate the methodology used by management to evaluate and measure such performance.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP. Revenue growth rates stated on a constant currency basis, by their nature, exclude the impact of changes in foreign currency exchange rates, which may have a material impact on U.S. GAAP revenue. Non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and therefore other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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

Our critical accounting policies and estimates are included in our 2013 Annual Report on Form 10-K.  During the first three months of 2014, there were no significant changes to our critical accounting policies and estimates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency fluctuations, which are primarily related to sales of our products in Europe that are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses due to these fluctuations.  Fluctuation in currency rates during the three months ended March 31, 2014 as compared with the three months ended March 31, 2013 caused an increase of approximately $0.2 million in consolidated revenue and an increase of approximately $0.1 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of March 31, 2014, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the three months ended March 31, 2014 of approximately $0.5 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we may become subject to various legal proceedings that are incidental to the ordinary conduct of our business. We are not currently a party to any material legal proceedings.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

10.1
First Amendment to Credit and Security Agreement between the Company and Wells Fargo Bank, National Association, dated February 21, 2014. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 28, 2014.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

April 30, 2014	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

April 30, 2014	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer