Form 10-Q
period 2014-06-30
SPECTRANETICS CORP
filed 2014-08-11
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

June 30, 2014

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

As of July 31, 2014, there were 41,838,125 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$107,027	$128,395
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,094 and $782, respectively	38,045	26,766
Inventories, net	25,979	9,476
Deferred income taxes, net	445	445
Prepaid expenses and other current assets	4,193	2,748
Total current assets	175,689	167,830
Property and equipment, net	30,534	28,281
Debt issuance costs, net	7,421	—
Goodwill	148,495	14,846
Other intangible assets, net	112,816	5,609
Other assets	1,351	591
Total assets	$476,306	$217,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,639	$2,587
Accrued liabilities	26,558	18,819
Deferred revenue	1,951	1,819
Total current liabilities	33,148	23,225
Convertible senior notes	230,000	—
Accrued liabilities, net of current portion	1,195	1,215
Contingent consideration, net of current portion	27,316	1,352
Deferred income taxes	1,534	1,365
Total liabilities	293,193	27,157
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 and 60,000,000 shares, respectively; issued and outstanding 41,695,290 and 41,230,286 shares, respectively	41	41
Additional paid-in capital	289,895	284,494
Accumulated other comprehensive loss	(367)	(305)
Accumulated deficit	(106,456)	(94,230)
Total stockholders’ equity	183,113	190,000
Total liabilities and stockholders’ equity	$476,306	$217,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$43,555	$39,453	$83,169	$77,128
Cost of products sold	10,506	10,625	20,840	20,944
Gross profit	33,049	28,828	62,329	56,184
Operating expenses:
Selling, general and administrative	28,452	23,065	56,192	45,866
Research, development and other technology	5,704	5,484	11,791	10,656
Due diligence, transaction, and integration costs	3,958	—	4,229	—
Medical device excise tax	588	509	1,113	1,031
Intangible asset amortization	136	246	273	410
Contingent consideration expense	40	202	78	404
Total operating expenses	38,878	29,506	73,676	58,367
Operating loss	(5,829)	(678)	(11,347)	(2,183)
Other income (expense):
Interest (expense) income, net	(489)	6	(488)	2
Foreign currency transaction (loss) gain	(1)	—	2	(25)
Other income, net	—	8	—	8
Total other (expense) income	(490)	14	(486)	(15)
Loss before income taxes	(6,319)	(664)	(11,833)	(2,198)
Income tax expense (benefit)	246	64	393	(511)
Net loss	$(6,565)	$(728)	$(12,226)	$(1,687)

Net loss per share —
Basic and diluted	$(0.16)	$(0.02)	$(0.29)	$(0.05)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(75)	126	(62)	(57)
Comprehensive loss, net of tax	$(6,640)	$(602)	$(12,288)	$(1,744)

Weighted average common shares outstanding —
Basic and diluted	41,603,343	38,768,969	41,479,326	36,874,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,226)	$(1,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,205	5,234
Stock-based compensation expense	2,628	1,645
Provision for excess and obsolete inventories	350	138
Deferred income taxes	194	(605)
Net change in operating assets and liabilities	(5,621)	(9,054)
Net cash used in operating activities	(9,470)	(4,329)
Cash flows from investing activities:
Capital expenditures	(2,914)	(1,665)
Acquisition-related payments	(234,306)	(6,500)
Net cash used in investing activities	(237,220)	(8,165)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	230,000	—
Debt issuance costs, convertible senior notes	(7,452)	—
Net proceeds from stock offering	—	92,037
Proceeds from the exercise of stock options and employee stock purchase plan	2,774	2,042
Net cash provided by financing activities	225,322	94,079
Effect of exchange rate changes on cash	—	(4)
Net (decrease) increase in cash and cash equivalents	(21,368)	81,581
Cash and cash equivalents at beginning of period	128,395	37,775
Cash and cash equivalents at end of period	$107,027	$119,356
Supplemental disclosures of cash flow information:
Cash paid for interest	$23	$22
Cash paid for income taxes	$276	$283

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL

The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned Dutch subsidiary, Spectranetics International, B.V., including the accounts of the wholly-owned subsidiaries of Spectranetics International, B.V.: Spectranetics II B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH, Spectranetics France SARL, Spectranetics Switzerland GmbH, and Spectranetics Denmark ApS. The condensed consolidated balance sheet as of June 30, 2014 also includes the accounts of The Spectranetics Corporation’s wholly-owned subsidiary, AngioScore Inc. (“AngioScore”), which was acquired on that date. The aforementioned entities are collectively referred to as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

The Company develops, manufactures, markets, and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy); and effective June 30, 2014, AngioSculpt® scoring balloons used in both peripheral and coronary procedures. The Company’s Lead Management products include excimer laser sheaths, dilator sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents, and services its CVX-300® laser systems.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management must make certain estimates, judgments, and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances and reserves for receivables, inventories, and deferred income tax assets, contingent consideration liabilities for acquisitions, stock-based compensation expense, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its results of operations, financial position, and consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — BUSINESS COMBINATION

On June 30, 2014 (the “Acquisition Date”), the Company completed its acquisition of AngioScore, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 27, 2014. AngioScore develops, manufactures and markets the AngioSculpt Scoring Balloon Catheter for the treatment of coronary artery disease and peripheral artery disease. The primary reasons for the AngioScore acquisition are to extend the Company’s existing product lines, leverage its current customer call points, expand its markets and sales coverage, increase revenue, and drive operating efficiencies.

Under the terms of the Merger Agreement, the Company paid the former AngioScore stockholders merger consideration of $230 million in cash, plus certain adjustments relating to working capital set forth in the Merger Agreement, on the Acquisition Date. The Company also has agreed to pay additional contingent merger consideration as follows:

(a)
annual cash payments for net sales of AngioScore products occurring in calendar years 2015, 2016 and 2017 equal to a multiple of 2.0 times each year’s annual increase in net sales in excess of 10% over the highest preceding year net sales, provided that the year-over-year change in net sales is positive and that such payments in the aggregate will not exceed $50 million (“Revenue Payments”);

(b)	the following payments related to AngioScore’s Drug-Coated AngioSculpt product:

(i)	a cash payment of $5 million if the product receives European CE mark approval for use in the coronary arteries by December 31, 2016;

(ii)	a cash payment of $5 million if the product receives European CE mark approval for use in the peripheral arteries by December 31, 2016; and

(iii)	a cash payment of $15 million if the product receives U.S. investigational device exemption approval for use in the coronary or peripheral arteries by December 31, 2016.

The cash consideration was financed in part using the net proceeds from the Company’s public offering of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (see Note 3).

The Company accounted for the acquisition as a business combination and recorded the assets acquired, liabilities assumed, and the estimated future consideration obligations at their respective fair values as of the Acquisition Date. The components of the aggregate preliminary purchase price for the acquisition were as follows (in thousands):

Cash, including working capital adjustment	$234,306
Fair value of contingent consideration	25,886
Total purchase price	$260,192

The Company recorded total contingent consideration liabilities at their fair value of $25.9 million. The Company used a probability-weighted approach to estimate the achievement of the future revenue and regulatory approval milestones, and discount rates ranging from 9% to 19%. The selection of the discount rates reflects the inherent risks of achieving the respective milestones. The working capital adjustment represents the difference between actual working capital acquired as of June 30, 2014 and historical average working capital as defined in the Merger Agreement.

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Allocation of purchase price	Amortization period (in years)
Accounts receivable	$8,461
Inventories	14,884
Prepaids and other current assets	411
Property and equipment, net	712
Other long term assets	30
Total tangible assets acquired	24,498
Less: liabilities assumed	5,435
Net tangible assets less liabilities	$19,063

Intangible assets:
Technology	73,510	10
In-process research and development (“IPR&D”)	3,750
Customer relationships	23,320	10
Distributor relationships	1,940	2
Trademark and trade names	4,380	6
Non-compete agreements	580	2
Goodwill	133,649
Total purchase price	$260,192

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date. The accounting for the acquisition is preliminary due to the ongoing analysis of the tangible and intangible assets acquired. Upon completion of this analysis, the Company may record adjustments to the estimated amounts recorded as further information about conditions existing at the Acquisition Date becomes available. The final fair value determinations may be different than those reflected in our condensed consolidated financial statements at June 30, 2014.

We determined the fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin.

The fair value of the technology intangible assets was determined based upon the present value of expected future cash flows, utilizing a risk-adjusted discount rate. The customer and distributor relationships and the non-compete agreements were valued based on a “with and without” approach. The “with and without” method measures an asset value by estimating the difference in cash flows generated by the business with the asset in-use versus without the asset. The difference in cash flows is attributable to incremental earnings or cost savings associated with the asset. The trademark and trade names were valued based on a “relief from royalty” approach. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use the trade name/trademark asset owned by the subject company.  The projected royalties are converted into their present value equivalents through the application of a risk adjusted discount rate. These fair value measurements are based on significant unobservable inputs, based on management’s estimates and assumptions.

The IPR&D asset, which is accounted for as an indefinite-lived intangible asset until completion of the project, represents an estimate of the fair value of in-process technology related to AngioScore’s Drug-Coated AngioSculpt product line. The estimated fair value was determined using the multi-period excess earnings method, a variation of the income approach.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The Company will also substantially increase the size of its direct sales organization, while realizing cost synergies associated with eliminating redundant positions, primarily in selling, general and administrative functions. Goodwill was allocated to the Company’s operating segments based on the relative expected benefits as disclosed in Note 5, “Goodwill and Intangible Assets.”

The assets and liabilities assumed in the acquisition have been included in the Company’s condensed consolidated balance sheet as of June 30, 2014. The results of AngioScore operations will be included in the Company’s condensed consolidated financial statements for periods beginning on and after July 1, 2014. The Company is currently evaluating the impact of the AngioScore acquisition on its reportable operating segments.

Acquisition Costs

Acquisition-related expenses were $4.0 million and $4.2 million for the three and six months ended June 30, 2014, respectively, and primarily included investment banking, accounting, consulting, and legal fees. These costs are included within the “Due diligence, transaction, and integration costs” line of the condensed consolidated statements of operations.

Taxes

As part of the AngioScore acquisition, the Company acquired AngioScore’s net deferred tax assets and liabilities, including net operating loss carryforwards estimated at $87 million for federal purposes at June 30, 2014. The Company is currently evaluating the realizability of the net deferred tax assets acquired, net of the deferred tax liabilities that arise from the recording of intangible assets as part of the purchase price allocation. Based on its preliminary purchase price allocation, the Company does not expect the net deferred tax asset/liability resulting from the acquisition to be significant.

Unaudited Supplemental Pro Forma Financial Information

The unaudited pro forma results presented below include the combined results of both entities as if the acquisition had been consummated as of January 1, 2013. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro-forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue	$60,089	$53,143	$113,573	$103,928
Net loss	$(8,995)	$(10,593)	$(22,164)	$(17,523)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — CONVERTIBLE SENIOR NOTES

On June 3, 2014, the Company closed the sale of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “Notes”) pursuant to an underwriting agreement dated May 28, 2014. Interest will be paid semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2014. The Notes will mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes without any such condition.

Holders of the Notes may require the Company to repurchase all or a portion of their Notes on each of June 5, 2021, June 5, 2024 and June 5, 2029, or following a fundamental change (as defined in the indenture governing the Notes), in each case, at a repurchase price in cash equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest to, but excluding, the date of repurchase.

The Notes are subject to customary events of default, which may result in the acceleration of the maturity of the Notes.

The Notes are the Company’s senior unsecured obligations and rank senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the Notes, rank equally in right of payment with any of the Company’s unsecured indebtedness that is not so subordinated, are effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

The Company received $222.5 million from the issuance of the Notes, net of $7.5 million of debt issuance costs incurred. The debt issuance costs are being amortized over a seven year period using the effective interest method. The Company used all of the net proceeds to fund the acquisition of AngioScore (see Note 2).

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$7,893	$4,132
Work in process	4,481	1,696
Finished goods	13,605	3,648
	$25,979	$9,476

Inventories at June 30, 2014 included $14.9 million of inventories acquired from AngioScore. See Note 2, “Business Combination,” for further discussion.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Equipment held for rental or loan	$44,342	$42,949
Manufacturing equipment and computers	29,845	24,827
Leasehold improvements	6,536	5,697
Furniture and fixtures	3,257	2,446
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(54,992)	(49,184)
	$30,534	$28,281

Property and equipment at June 30, 2014 included $0.7 million of property and equipment acquired from AngioScore. See Note 2, “Business Combination,” for further discussion.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued payroll and employee-related expenses	$12,709	$11,007
Accrued transaction costs	2,050	—
Accrued sales, income, and excise taxes	1,522	1,659
Accrued clinical study expense	1,239	872
Deferred rent	1,172	1,204
Accrued legal costs	1,056	134
Employee stock purchase plan liability	900	801
Accrued royalties	669	571
Contingent consideration, current portion	500	500
Accrued interest on convertible notes	453	—
Other accrued expenses	5,483	3,286
Less: long-term portion	(1,195)	(1,215)
Accrued liabilities: current portion	$26,558	$18,819

Accrued liabilities at June 30, 2014 included $3.3 million of accrued liabilities acquired from AngioScore. See Note 2, “Business Combination,” for further discussion.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2014 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2013	$8,165	$6,681	$14,846
Additional goodwill related to AngioScore acquisition (Note 2)	118,948	14,701	133,649
Balance as of June 30, 2014	$127,113	$21,382	$148,495

Acquired intangible assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Acquired as part of AngioScore acquisition (Note 2):
Technology	$73,510	$—
IPR&D	3,750	—
Customer relationships	23,320	—
Distributor relationships	1,940	—
Trademark and trade names	4,380	—
Non-compete agreements	580	—
Acquired as part of Upstream acquisition (1)
Technology	6,310	6,310
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(1,704)	(1,431)
	$112,816	$5,609
___________________

(1)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies, Ltd. As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

See further discussion of the additional goodwill and intangible assets acquired as part of the AngioScore acquisition during the three months ended June 30, 2014 in Note 2, “Business Combination.”

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis as of December 31, 2013 to indicate that the amount of goodwill or other intangible assets may not be recoverable.

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair value at the date of grant. Options granted through June 30, 2014 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At June 30, 2014, there were 3.5 million shares available for future issuance under these plans.

In June 2014, the Compensation Committee of the Board of Directors approved a grant of performance stock units (“PSUs”) to certain of the Company’s officers. PSUs vest based on achieving specified performance measurements over a three-year “cliff” performance period plus an additional year “cliff” time vesting. The PSUs have target payout opportunities of between 0% and 250%. The performance measurements include a compounded annual growth rate for revenue over a three-year period and Adjusted EBITDA for the year ended December 31, 2016.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $1.3 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $2.6 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards, (2) restricted stock awards issued to the Company’s directors, (3) restricted stock units and performance stock units issued to certain of the Company’s officers, and (4) the estimated fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

With respect to the PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Although there is no guarantee that performance targets will be achieved, the Company estimates the fair value of the PSUs based on its closing stock price at the time of grant at target performance. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.

For all options not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers, hedging and pledging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and six months ended June 30, 2014 and 2013, respectively, using the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected life (years)	5.76	5.85	5.76	5.86
Risk-free interest rate	1.62%	1.38%	1.63%	0.89%
Expected volatility	63.68%	65.73%	63.70%	65.67%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended June 30, 2014 and 2013 was $13.42 and $11.04, respectively, and during the the six months ended June 30, 2014 and 2013 was $13.64 and $10.21, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	3,153,234	$9.72
Granted	230,685	23.67
Exercised	(373,022)	5.87
Canceled	(44,245)	12.36
Options outstanding at June 30, 2014	2,966,652	$11.25	7.09	$34,716,127
Options exercisable at June 30, 2014	1,540,103	$7.15	5.61	$24,219,975

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $22.88 as of June 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of June 30, 2014 totaled approximately 1.5 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $8.2 million and $3.6 million during the six months ended June 30, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2014	22,190	$18.93
Awarded	26,802	22.39
Vested/Released	(22,190)	18.93
Restricted stock awards outstanding at June 30, 2014	26,802	$22.39

The following table summarizes restricted stock unit activity during the six months ended June 30, 2014:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2014	158,622	$—
Awarded	89,458	—
Vested/Released	(25,450)	—
Forfeited	(11,113)	—
Restricted stock units outstanding at June 30, 2014	211,517	$—	1.69	$4,839,509

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes PSU activity during the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2014	—	$—
Awarded (at target performance)	500,985	23.43
Vested/Released	—	—
Performance stock units outstanding at June 30, 2014	500,985	$23.43

As of June 30, 2014, there was $23.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans, assuming at-target performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans was between $11.9 million and $41.2 million as of June 30, 2014. This expense is based on an assumed future forfeiture rate of approximately 12.50% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3.3 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At June 30, 2014, there were approximately 300,000 shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended June 30, 2014 and 2013, the Company recognized $144,000 and $107,000, respectively, and for the six months ended June 30, 2014 and 2013, the Company recognized $266,000 and $196,000, respectively, of compensation expense related to the ESPP.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (excluding restricted shares). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic net loss per share while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method, and the assumed conversion of shares under the Notes using the “if-converted” method.

Options to purchase common stock, the vesting of restricted stock, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented as a result of the net losses incurred for each period. Therefore, diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2014 and June 30, 2013.  As a result, stock options and restricted stock outstanding representing 2.3 million and 1.9 million shares as of June 30, 2014 and June 30, 2013, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. In addition, 7.3 million shares issuable upon the conversion of the Notes were excluded from the computation of diluted net loss per share as of June 30, 2014 because their inclusion would have been anti-dilutive also.

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,565)	$(728)	$(12,226)	$(1,687)
Common shares outstanding:
Historical common shares outstanding at beginning of period	41,535,010	35,053,311	41,208,096	34,839,131
Weighted average common shares issued	68,333	3,715,658	271,230	2,035,649
Weighted average common shares outstanding — basic	41,603,343	38,768,969	41,479,326	36,874,780
Effect of dilution — stock options	—	—	—	—
Weighted average common shares outstanding — diluted	41,603,343	38,768,969	41,479,326	36,874,780
Net loss per share — basic and diluted	$(0.16)	$(0.02)	$(0.29)	$(0.05)

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 — SEGMENT REPORTING

The Company operates in one line of business consisting of developing, manufacturing, marketing, and distributing fiber-optic and non-fiber-optic disposable products and a proprietary excimer laser system to treat certain vascular and coronary conditions.

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

The Company is currently evaluating the impact of the AngioScore acquisition on its reportable operating segments.

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

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the six months ended June 30, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $2.4 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively, and $4.1 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

International Medical

The International Medical segment has its headquarters in the Netherlands, and serves Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. Products offered by this segment are substantially the same as those offered by U.S. Medical. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S.-incurred research, development and other technology expenses, and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:

Disposable products	$31,744	$28,239	$60,326	$55,188
Service and other, net of allowance for sales returns	2,331	2,524	4,567	5,032
Equipment sales and rentals	779	1,547	1,733	2,881
Subtotal	34,854	32,310	66,626	63,101
International Medical:
Disposable products	6,866	5,736	12,775	11,059
Service and other, net of allowance for sales returns	541	364	1,074	734
Equipment sales and rentals	1,294	1,043	2,694	2,234
Subtotal	8,701	7,143	16,543	14,027
Total revenue	$43,555	$39,453	$83,169	$77,128

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment operating (loss) income:
U.S. Medical	$(6,205)	$(625)	$(11,587)	$(2,546)
International Medical	376	(53)	240	363
Total operating loss	$(5,829)	$(678)	$(11,347)	$(2,183)

	As of June 30, 2014	As of December 31, 2013

Segment assets:
U.S. Medical	$441,813	$198,639
International Medical	34,493	18,518
Total assets	$476,306	$217,157

For the six months ended June 30, 2014 and 2013, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue for the six months ended June 30, 2014 or 2013.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Revenue
Disposable products revenue:
Vascular intervention	$22,496	$18,897	$42,517	$36,090
Lead management	16,114	15,078	30,584	30,157
Total disposable products revenue	38,610	33,975	73,101	66,247
Service and other, net of allowance for sales returns	2,872	2,888	5,641	5,766
Equipment sales and rentals	2,073	2,590	4,427	5,115
Total revenue	$43,555	$39,453	$83,169	$77,128

NOTE 9 — INCOME TAXES

The Company maintains a valuation allowance for substantially all of its deferred tax assets, including its U.S. net operating losses, and therefore does not expect to incur a current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2014. The Company does, however, expect to incur current state and foreign tax expense during 2014. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2014, representing a deferred tax liability related to the difference between tax and book accounting for its goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is from time to time subject to, and is presently involved in, various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of its business. Such matters are subject to many uncertainties and to outcomes the financial impacts of which are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, settlements, and judgments where management has assessed that a loss is probable and an amount can be reasonably estimated. The Company’s significant legal proceedings are discussed below. The costs associated with such proceedings or other legal proceedings that may be commenced could have a material adverse effect on the Company’s future consolidated results of operations, financial position, or cash flows.

Trireme

In July 2012, AngioScore sued Trireme Medical, Inc. (“Trireme”), Eitan Konstantino, Quattro Vascular Pte, Ltd., and QT Vascular Ltd., in the U.S. District Court for the Northern District of California, alleging patent infringement. In this action, AngioScore seeks injunctive relief and damages. The defendants have filed counterclaims against AngioScore for unfair competition, interference with business relationships, false advertising, and defamation. In June 2014, AngioScore moved to

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amend its complaint (i) to allege that Trireme’s Chief Executive Officer, Eitan Konstantino, who is a former founder, officer, and member of the board of directors of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while he served as a member of the AngioScore board of directors, and (ii) to add claims against the other defendants for aiding and abetting that breach. The case is scheduled for trial in April 2015.

On June 25, 2014, Trireme sued AngioScore in the U.S. District Court for the Northern District of California seeking to change the inventorship of three patents owned by AngioScore. Trireme alleges that an Israeli physician, Chaim Lotan, should be named as an inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned the rights he may have had in the three patents to Trireme. The Company intends to vigorously defend against Trireme’s claims.

Konstantino

On May 15, 2014, AngioScore sued Eitan Konstantino in state court in California seeking a declaratory judgment that AngioScore owes no indemnification obligations to Mr. Konstantino under his indemnification agreement with AngioScore resulting from AngioScore’s claim that Mr. Konstantino breached his fiduciary duties to AngioScore while serving as a member of the AngioScore board of directors. The parties are in the early pleading stages and discovery has not begun.

In response to AngioScore’s suit in California state court, Mr. Konstantino sued AngioScore on May 21, 2014 in the Delaware Court of Chancery seeking a ruling that, under the indemnification agreement between Mr. Konstantino and AngioScore, AngioScore must advance Mr. Konstantino’s attorneys fees related to the breach of fiduciary duty claims asserted by AngioScore and indemnify Mr. Konstantino in the event he is found liable for breaching his fiduciary duties. AngioScore filed a crossclaim adding Trireme and QT Vascular to the case, asserting that the defendant companies must contribute to any fees that AngioScore must pay to Mr. Konstantino due to his service on the board of directors of the defendant companies. The parties have undertaken limited discovery and the Chancery Court heard arguments on August 6, 2014. The Company intends to vigorously defend against Mr. Konstantino’s claims.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. To assist the reader in understanding certain terms relating to our business used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2013.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 65 countries and are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We recently acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloons. During the six months ended June 30, 2014, approximately 70% of our disposable product revenue was from products used with our proprietary CVX-300® excimer laser system. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention (“VI”) products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used to treat peripheral arterial blockages, including chronic total occlusions (crossing solutions); and aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy). In addition, through the AngioScore acquisition, we have recently added AngioSculpt® scoring balloons used in both peripheral and coronary procedures to our portfolio of VI products. Our Lead Management (“LM”) products include excimer laser sheaths, dilator sheaths, mechanical sheaths, and accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent, and service our CVX-300 laser systems.

For the six months ended June 30, 2014, our disposable products generated 88% of our revenue, of which VI products accounted for 58% and LM products accounted for 42%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

FDA Clearance of Peripheral Laser Atherectomy Devices for Peripheral In-Stent Restenosis

On July 23, 2014, we announced FDA 510(k) clearance of our peripheral atherectomy products, Turbo-Tandem® and Turbo Elite®, for the treatment of peripheral in-stent restenosis (“ISR”). The clearance gives us the only on-label products for peripheral ISR in the industry. ISR occurs when a previously placed stent becomes occluded, or blocked, and is considered to be a challenging condition to treat.

Acquisition of Angioscore

On June 30, 2014 (the “Acquisition Date”), we completed our acquisition of AngioScore, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 27, 2014. Under the terms of the Merger Agreement, we paid the former AngioScore stockholders $230 million in cash, plus certain adjustments relating to working capital set forth in the Merger Agreement, on the Acquisition Date. We have also agreed to pay additional contingent merger consideration as follows:

(a)
annual cash payments for net sales of AngioScore products occurring in calendar years 2015, 2016 and 2017 equal to a multiple of 2.0 times each year’s annual increase in net sales in excess of 10% over the highest preceding year net sales, provided that the year-over-year change in net sales is positive and that such payments in the aggregate will not exceed $50 million;

(b)	the following payments related to AngioScore’s Drug-Coated AngioSculpt product:

(i)	a cash payment of $5 million if the product receives European CE mark approval for use in the coronary arteries by December 31, 2016;

(ii)	a cash payment of $5 million if the product receives European CE mark approval for use in the peripheral arteries by December 31, 2016; and

(iii)	a cash payment of $15 million if the product receives U.S. investigational device exemption approval for use in the coronary or peripheral arteries by December 31, 2016.

Business of AngioScore

AngioScore develops, manufactures and markets the AngioSculpt Scoring Balloon Catheter for the treatment of coronary artery disease and peripheral artery disease (“PAD”). The AngioSculpt catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters and rotational atherectomy. The AngioSculpt technology platform includes three models of coronary catheters and one model of peripheral catheters of various sizes and lengths. AngioScore is also developing a Drug-Coated AngioSculpt, the world’s first drug-coated scoring balloon, and a product called CardioSculpt for the treatment of critical aortic valve stenosis.

In July 2014, AngioScore launched its new 200 mm length AngioSculpt catheters. The new AngioSculpt catheters received FDA 510(k) clearance to be marketed for the dilatation of lesions in the iliac, femoral, iliofemoral, popliteal, infra-popliteal, and renal arteries, and to treat obstructive lesions of native or synthetic arteriovenous dialysis fistulae. They are not approved for use in the coronary or neuro-vasculature. The catheters incorporate 200 mm balloons in diameters of 4.0, 5.0 and 6.0 mm with a novel scoring element specifically designed for these longer balloons. The devices are expected to be particularly useful in treating the typical complex and long lesions found above-the-knee.

For the year ended December 31, 2013 and the six months ended June 30, 2014, AngioScore recognized revenue of $54.7 million and $30.4 million, respectively, and net losses of $7.5 million and $5.0 million, respectively. Sales of devices for coronary and peripheral use each comprise approximately 50% of AngioScore’s revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Approximately 88% of AngioScore’s revenue for 2013 was from the U.S., 3% was from Japan, and 9% was from the rest of the world. AngioSculpt catheters are sold in the U.S. through a direct sales force to more than 1,200 hospitals and outside the U.S. through a network of international distributors. AngioScore has received regulatory approvals for the AngioSculpt for both coronary and peripheral indications including a Premarket Approval, or PMA, and 510(k) clearance from the FDA in the U.S., CE marks in Europe and Pharmaceuticals and Medical Devices Agency, or PMDA, approvals in Japan.

Convertible Notes Offering

On June 3, 2014, we completed the sale of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “notes”). The notes bear interest at a rate of 2.625% per year, payable semi-annually on December 1 and June 1 of each year, commencing December 1, 2014. The notes will mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the notes. The initial conversion rate of the notes is 31.9020 shares of our common stock per $1,000 principal amount of notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Holders may surrender their notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, we may redeem any or all of the notes in cash if the closing price of our common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, we may redeem the notes without any such condition.

We received $222.5 million from the issuance of the notes, net of $7.5 million of debt issuance costs incurred. We used all of the net proceeds to fund the acquisition of AngioScore. For additional information about the notes, see “Liquidity and Capital Resources” below.

FDA Clearance of Lead Management Mechanical Tools

In April 2014, we announced FDA clearance of two new mechanical lead extraction platforms, the TightRail™ Rotating Mechanical Dilator Sheath and the SightRail™ Manual Mechanical Dilator Sheath Set, that expand physicians’ options for removing cardiac leads. These new platforms represent our entry into the mechanical extraction device market and complement the laser-based technology that established our leading position in lead extraction. Both product platforms have also received CE mark approval for use in Europe. The first live cases using the products occurred in May 2014. A limited launch of the TightRail products and a full launch of the SightRail products began in early May 2014.

PHOTOPAC Pilot Study

We are supporting a multi-center, physician-sponsored pilot study in Europe evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with using PTX PTA alone in the treatment of ISR in above-the-knee arteries. This pilot study, Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions, or PHOTOPAC, is not intended to be used to gain an indication in the U.S. for using PTX PTA with laser, but to determine whether using PTX PTA with laser potentially provides a benefit over PTX PTA alone. In April 2013, we announced that the planned enrollment for the PHOTOPAC trial would be expanded. The physician sponsors now plan to expand the study from 50 to 145 subjects, at several new European sites, who will be followed at one, six, 12 and 24 months after the procedure. Our support of the PHOTOPAC trial is in the form of an unrestricted research grant. As of July 31, 2014, eight sites are approved to enroll in the study and 58 subjects have been enrolled.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Operating Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all expenses for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three and six months ended June 30, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Revenue
United States	$34,854	80%	$32,310	82%	$66,626	80%	$63,101	82%
International	8,701	20	7,143	18	16,543	20	14,027	18
Total revenue	$43,555	100%	$39,453	100%	$83,169	100%	$77,128	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating income (loss)
United States	$(6,205)	$(625)	$(11,587)	$(2,546)
International	376	(53)	240	363
Total operating loss	$(5,829)	$(678)	$(11,347)	$(2,183)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended June 30, 2014 and 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended June 30,
(Dollars in thousands)	2014	% of revenue (1)	2013	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$22,496	52%	$18,897	48%	$3,599	19%
Lead Management	16,114	37	15,078	38	1,036	7
Total disposable products revenue	38,610	89	33,975	86	4,635	14
Service and other revenue	2,872	7	2,888	7	(16)	(1)
Laser equipment revenue:
Equipment sales	1,191	3	1,395	4	(204)	(15)
Rental fees	882	2	1,195	3	(313)	(26)
Total laser equipment revenue	2,073	5	2,590	7	(517)	(20)
Total revenue	43,555	100	39,453	100	4,102	10
Gross profit	33,049	76	28,828	73	4,221	15
Operating expenses
Selling, general and administrative	28,452	65	23,065	58	5,387	23
Research, development and other technology	5,704	13	5,484	14	220	4
Due diligence, transaction and integration costs	3,958	9	—	—	3,958	nm
Medical device excise tax	588	1	509	1	79	16
Intangible asset amortization	136	—	246	1	(110)	(45)
Contingent consideration expense	40	—	202	1	(162)	(80)
Total operating expenses	38,878	89	29,506	75	9,372	32
Operating loss	(5,829)	(13)	(678)	(2)	(5,151)	760
Other income (expense)
Interest (expense) income, net	(489)	(1)	6	—	(495)	nm
Foreign currency transaction loss	(1)	—	—	—	(1)	nm
Other income, net	—	—	8	—	(8)	nm
Loss before income taxes	(6,319)	(15)	(664)	(2)	(5,655)	852
Income tax expense	246	1	64	—	182	284
Net loss	$(6,565)	(15)%	$(728)	(2)%	$(5,837)	802%

Worldwide installed base of laser systems	1,195		1,105		90
___________________________________
(1)     Percentage amounts may not add due to rounding.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 10% to $43.6 million for the three months ended June 30, 2014 as compared with $39.5 million for the three months ended June 30, 2013. The increase was due to increased disposables revenue, partially offset by a small decrease in laser and related service revenue.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 19%, or 18% on a constant currency basis (see “Non-GAAP Financial Measures” below for a discussion of how we use the constant currency financial measure), to $22.5 million in the second quarter of 2014 as compared with $18.9 million in the second quarter of 2013. VI revenue includes three product categories: peripheral atherectomy, which increased 21%, crossing solutions, which increased 9%, and coronary atherectomy and thrombus management, which increased 33%, all compared with the three months ended June 30, 2013. Increased peripheral atherectomy product sales were primarily related to unit volume increases, due both to higher sales to hospitals and to office-based physician clinics in the U.S., which contributed to a 22% increase in U.S. peripheral atherectomy sales during the second quarter of 2014 as compared with the second quarter of 2013. The increase in crossing solutions product sales was due primarily to unit volume increases of our Quick-Cross™ products. The increase in coronary atherectomy and thrombus management revenue was primarily due to increased sales of our ELCA® coronary atherectomy catheter in both Japan and the U.S.

LM revenue increased 7%, or 6% on a constant currency basis, to $16.1 million for the three months ended June 30, 2014 as compared with $15.1 million for the three months ended June 30, 2013. The growth was primarily due to unit volume increases in the SLS™ and GlideLight™ laser sheaths, LLD™ lead locking device, and a small contribution from the limited launch of our new TightRail and SightRail mechanical tools. These results represented a return to growth as compared to the prior quarter, which we believe was the result of improved sales execution as compared with the first quarter of 2014. We are taking continued actions we believe will further improve LM growth in the second half of 2014. In addition to our sales force expansion and improved commercial execution, we expect these actions to include the full launch of mechanical lead extraction tools in the second half of the year.

Service and other revenue decreased 1%, at $2.9 million for the three months ended June 30, 2014 and June 30, 2013, primarily due to an increase in our provision for sales returns.

Laser equipment revenue decreased 20% to $2.1 million for the three months ended June 30, 2014 compared with $2.6 million for the three months ended June 30, 2013. Equipment sales revenue, which is included in laser equipment revenue, decreased 15% in the three months ended June 30, 2014 as compared with the three months ended June 30, 2013, due to a decrease in laser sales in the three months ended June 30, 2014. Rental revenue decreased 26% in the three months ended June 30, 2014 as compared with the three months ended June 30, 2013, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by these customers.

We placed 46 laser systems with new customers during the three months ended June 30, 2014 compared with 48 laser systems during the three months ended June 30, 2013. The placements were primarily due to demand in the U.S., and to a lesser extent, in Japan and Europe. Of these laser placements, 15 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory in the second quarter of 2014, compared with 23 transfers or deployments of remanufactured systems in the second quarter of 2013. The new placements this quarter brought our worldwide installed base of laser systems to 1,195 (864 in the U.S.) as of June 30, 2014, compared to 1,105 (816 in the U.S.) as of June 30, 2013.

Geographically, revenue in the U.S. was $34.9 million for the three months ended June 30, 2014, an increase of 8% from the three months ended June 30, 2013, primarily due to an increase in VI revenue and, to a lesser extent, an increase in LM revenue.  International revenue totaled $8.7 million for the three months ended June 30, 2014, an increase of 22% from the second quarter of 2013, and an increase of 17% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Europe and Japan, and to a lesser extent, an increase in LM revenue, primarily in Japan.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin percentage for the second quarter of 2014 was 76% as compared with 73% for the second quarter of 2013. The increase was primarily due to higher production volumes and improved manufacturing efficiencies in the second quarter of 2014 as compared with the second quarter of 2013, which resulted in lower unit costs for our disposable products, and product mix, with a higher percentage of higher margin disposables products than laser systems revenue in the second quarter of 2014 as compared with the second quarter of 2013.

Operating expenses

Operating expenses increased 32% to $38.9 million for the three months ended June 30, 2014 compared with $29.5 million for the three months ended June 30, 2013. Operating expenses represented 89% of total revenue for the second quarter of 2014 as compared with 75% of total revenue for the second quarter of 2013.  The operating expense changes are described below.

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 23% to $28.5 million for the three months ended June 30, 2014 compared with $23.1 million for the three months ended June 30, 2013.  SG&A expenses represented 65% of revenue in the second quarter of 2014 compared with 58% of revenue in the second quarter of 2013.

Within SG&A, marketing and selling expenses increased nearly $4.0 million for the three months ended June 30, 2014, or 22%, compared with the three months ended June 30, 2013, primarily due to the planned expansion of our field sales teams, both in the U.S. and Europe.

Also within SG&A, general and administrative expenses increased $1.4 million for the three months ended June 30, 2014, or 30%, compared with the three months ended June 30, 2013, with increased personnel expenses, an increase in stock-based compensation expense due to our organizational growth, and an increase in the provision for bad debt expense, professional fees, and insurance expenses.

Research, development and other technology. Research, development and other technology expenses of $5.7 million for the three months ended June 30, 2014 increased $0.2 million, or 4%, compared with the three months ended June 30, 2013. As a percentage of revenue, research, development and other technology expenses decreased to 13% in the second quarter of 2014 from 14% in the second quarter of 2013. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Increases in these costs resulted from:

•
Product development costs increased by approximately $0.2 million for the second quarter of 2014 compared with the second quarter of 2013 due to increased new product development headcount and an increase in regulatory costs, partially offset by a decrease in project spending due to the timing of projects;

•
Clinical studies costs decreased by approximately $0.1 million for the second quarter of 2014 compared with the second quarter of 2013, primarily due to a decrease in costs related to the EXCITE ISR trial; and

•	Royalty costs increased by approximately $0.1 million for the second quarter of 2014 compared with the second quarter of 2013, due to increased revenue.

Due diligence, transaction and integration costs. The second quarter of 2014 included $4.0 million of costs related to the AngioScore acquisition, consisting primarily of investment banking, accounting, consulting, and legal fees. These costs are expensed as incurred. We expect integration costs to continue for at least the next 18 months as we integrate the operations of AngioScore.

Medical device excise tax. The second quarter of 2014 included $0.6 million of expense attributed to the medical device excise tax, compared with $0.5 million for the second quarter of 2013. The increase in the medical device excise tax was due to increased revenue in the second quarter of 2014.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Intangible asset amortization. As part of the product acquisition from Upstream Peripheral Technologies Ltd. (“Upstream”) in the first quarter of 2013, we acquired certain core technology intangible assets, which are being amortized over periods from four to 12 years. We recorded $0.1 million of amortization expense related to these intangibles for the three months ended June 30, 2014, compared with $0.2 million for the three months ended June 30, 2013. The decrease was due to the impairment of certain intangible assets at the end of 2013. We estimate that we will record intangible asset amortization of approximately $12 million annually related to the AngioScore acquisition, beginning in the third quarter of 2014, based on our preliminary intangible asset valuations as discussed in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Contingent consideration expense. As part of the product acquisition from Upstream in the first quarter of 2013, we recorded a contingent consideration liability, representing the estimated fair value of the future contingent payments we expect to make. For the three months ended June 30, 2014 and June 30, 2013, we recorded $40,000 and $0.2 million of contingent consideration expense, respectively, related to the increase in that liability due to the passage of time (i.e., accretion) and made no changes to the underlying estimates in the contingent consideration liability. The decrease in this expense was due to an adjustment to the contingent consideration liability at the end of 2013. We estimate that we will record contingent consideration expense of approximately $4 million annually related to the AngioScore acquisition, beginning in the third quarter of 2014, based on our preliminary valuation as discussed in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Other income (expense)

Interest expense. Interest expense increased by $0.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily related to the notes issued in June 2014, including amortization of underwriting commission and other debt issuance costs. As a result of the issuance of the notes, we expect interest expense to be higher in future quarters as the expense will accrue over the full quarter as opposed to accruing for only a portion of the second quarter of 2014. We expect interest expense to be approximately $6 million annually.

Adjusted EBITDA

Adjusted EBITDA was $0.8 million for the three months ended June 30, 2014 compared with $2.1 million for the three months ended June 30, 2013. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the Adjusted EBITDA financial measure.

Loss before income taxes

Pre-tax loss for the three months ended June 30, 2014 was $6.3 million, compared with a pre-tax loss of $0.7 million for the three months ended June 30, 2013.

Income taxes

We maintain a valuation allowance for substantially all of our deferred tax assets, including our U.S. net operating losses and those of our newly-acquired subsidiary, AngioScore, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2014. We do, however, expect to incur current state and foreign tax expense during 2014. In addition, we expect to incur deferred U.S. federal and state tax expense in 2014, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.2 million for the three months ended June 30, 2014, consisting of current foreign and state income tax expense and deferred federal income tax expense.

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

Net loss
As a result of the items discussed above, we recorded a net loss for the three months ended June 30, 2014 of $6.6 million, or $0.16 per share, compared with a net loss of $0.7 million, or $0.02 per share, for the three months ended June 30, 2013.

Non-GAAP net loss
Non-GAAP net loss for the three months ended June 30, 2014 was $2.4 million, or $0.06 per share, compared with non-GAAP net loss of $0.3 million, or $0.01 per share, for the three months ended June 30, 2013. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH and Spectranetics France SARL is the euro. Spectranetics Switzerland GmbH and Spectranetics Denmark ApS use their respective local currencies as the functional currency. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of operations using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended June 30, 2014 as compared with the three months ended June 30, 2013 caused an increase in consolidated revenue of approximately $0.3 million and an increase in consolidated net income of approximately $0.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the six months ended June 30, 2014 and 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

	Six Months Ended June 30,
(Dollars in thousands)	2014	% of revenue (1)	2013	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$42,517	51%	$36,090	47%	$6,427	18%
Lead Management	30,584	37	30,157	39	427	1
Total disposable products revenue	73,101	88	66,247	86	6,854	10
Service and other revenue	5,641	7	5,766	7	(125)	(2)
Laser equipment revenue:
Equipment sales	2,721	3	2,776	4	(55)	(2)
Rental fees	1,706	2	2,339	3	(633)	(27)
Total laser equipment revenue	4,427	5	5,115	7	(688)	(13)
Total revenue	83,169	100	77,128	100	6,041	8
Gross profit	62,329	75	56,184	73	6,145	11
Operating expenses
Selling, general and administrative	56,192	68	45,866	59	10,326	23
Research, development and other technology	11,791	14	10,656	14	1,135	11
Due diligence, transaction and integration costs	4,229	5	—	—	4,229	nm
Medical device excise tax	1,113	1	1,031	1	82	8
Intangible asset amortization	273	—	410	1	(137)	(33)
Contingent consideration expense	78	—	404	1	(326)	(81)
Total operating expenses	73,676	89	58,367	76	15,309	26
Operating loss	(11,347)	(14)	(2,183)	(3)	(9,164)	420
Other income (expense)
Interest (expense) income, net	(488)	(0.01)	2	—	(490)	nm
Foreign currency transaction gain (loss)	2	—	(25)	—	27	(108)
Other income, net	—	—	8	—	(8)	nm
Loss before income taxes	(11,833)	(14)	(2,198)	(3)	(9,635)	438
Income tax expense (benefit)	393	—	(511)	(1)	904	(177)
Net loss	$(12,226)	(15)%	$(1,687)	(2)%	$(10,539)	625%

Worldwide installed base of laser systems	1,195		1,105		90
___________________________________
(1) Percentage amounts may not add due to rounding.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 8% (7% on a constant currency basis) to $83.2 million for the six months ended June 30, 2014 as compared with $77.1 million for the six months ended June 30, 2013. The increase was due to increased disposables revenue, partially offset by a small decrease in service and other revenue and laser equipment sales and rentals.

VI revenue increased 18% (17% on a constant currency basis) to $42.5 million for the first six months of 2014 as compared with $36.1 million for the first six months of 2013. Peripheral atherectomy increased 24%, crossing solutions increased 2%, and coronary atherectomy and thrombus management increased 27%, all compared with the six months ended June 30, 2013. Increased peripheral atherectomy product sales were primarily related to unit volume increases, due both to higher sales to hospitals and to office-based physician clinics in the U.S., which contributed to a 25% increase in U.S. peripheral atherectomy sales during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013. The increase in crossing solutions product sales was due primarily to unit volume increases of our Quick-Cross™ products, in spite of continued competitive pressures. The increase in coronary atherectomy and thrombus management revenue was primarily due to increased sales of our coronary atherectomy products in both Japan and the U.S.

LM revenue grew 1% (both as reported and on a constant currency basis) to $30.6 million for the six months ended June 30, 2014 as compared with $30.2 million for the six months ended June 30, 2013.

Service and other revenue decreased 2%, to $5.6 million for the six months ended June 30, 2014 compared with $5.8 million for the six months ended June 30, 2013, primarily due to an increase in our provision for sales returns.

Laser equipment revenue decreased 13%, to $4.4 million in the six months ended June 30, 2014 compared with $5.1 million in the six months ended June 30, 2013. Equipment sales revenue, which is included in laser equipment revenue, decreased 2% in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013, due to a decrease in the number of laser sales. Rental revenue decreased 27% in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by those customers.

We placed 83 laser systems with new customers during the six months ended June 30, 2014 compared with 87 during the six months ended June 30, 2013.  Of these laser placements, 32 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 48 transfers or deployments of remanufactured systems in the first six months of 2013. The new placements during the six months ended June 30, 2014 brought our worldwide installed base of laser systems to 1,195 (864 in the U.S.) as of June 30, 2014, compared to 1,105 (816 in the U.S.) as of June 30, 2013.

Geographically, revenue in the U.S. was $66.6 million for the six months ended June 30, 2014, an increase of 6% from the prior year period, primarily due to an increase in VI revenue.  International revenue totaled $16.5 million, an increase of 18% from the first six months of 2013, or 14% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Japan and LM and laser equipment revenue in Europe in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Gross margin percentage was 75% for the six months ended June 30, 2014 and 73% for the six months ended June 30, 2013. The additional margin was generated by higher production volumes and manufacturing efficiencies, in addition to favorable product mix, with a higher percentage of higher margin disposables revenue in the six months ended June 30, 2014 as compared with the six months ended June 30, 2013.

Operating expenses

Operating expenses increased 26% to $73.7 million for the six months ended June 30, 2014 compared with $58.4 million for the six months ended June 30, 2013. Operating expenses represented 89% of total revenue for the first six months of 2014 as compared with 76% of total revenue for the first six months of 2013. The operating expense changes are described below.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selling, general and administrative. SG&A expenses increased 23% to $56.2 million for the six months ended June 30, 2014 compared with $45.9 million for the six months ended June 30, 2013.  SG&A expenses represented 68% of revenue for the first six months of 2014 compared with 59% of revenue for the first six months of 2013.

Within SG&A, marketing and selling expenses increased $7.3 million, or 20%, compared with the six months ended June 30, 2013, primarily due to the planned expansion of our field sales teams, both in the U.S. and Europe.

Also within SG&A, general and administrative expenses increased $3.0 million, or 31%, compared with the six months ended June 30, 2013, with increased personnel expenses, an increase in stock-based compensation expense due to our organizational growth, and an increase in the provision for bad debt expense, insurance expense, and professional fees.

Research, development and other technology. Research, development and other technology expenses of $11.8 million for the six months ended June 30, 2014 increased $1.1 million, or 11%, compared with the six months ended June 30, 2013. As a percentage of revenue, research, development and other technology expenses were stable at 14% in the first six months of 2014 and 2013. Increases in these costs resulted from:

•	Product development costs increased by approximately $0.7 million compared with the first six months of 2013 due to increased headcount and regulatory submissions;

•	Clinical studies costs increased by approximately $0.2 million compared with the first six months of 2013, primarily due to costs associated with the EXCITE ISR clinical trial; and

•	Royalty costs increased by approximately $0.2 million compared with the first six months of 2013 due to increased revenue.

Due diligence, transaction and integration costs. The six months ended June 30, 2014 included $4.2 million of costs related to the AngioScore acquisition, consisting primarily of investment banking, accounting, consulting, and legal fees. These costs are expensed as incurred.

Medical device excise tax. The six months ended June 30, 2014 included $1.1 million of expense attributed to the medical device excise tax, as compared with $1.0 million for the six months ended June 30, 2013. The increase in the medical device excise tax was due to increased revenue in the six months ended June 30, 2014.

Acquisition-related intangible asset amortization. We recorded $0.3 million of amortization expense related to the intangible assets acquired as part of the Upstream product acquisition for the six months ended June 30, 2014, compared with $0.4 million for the six months ended June 30, 2013. The decrease was due to the impairment of certain intangible assets at the end of 2013.

Contingent consideration expense. For the six months ended June 30, 2014 and June 30, 2013, we recorded $0.1 million and $0.4 million of contingent consideration expense, respectively, related to the increase in that liability due to the passage of time (i.e., accretion) and made no changes to the underlying estimates in the contingent consideration liability. The decrease in this expense for the six months ended June 30, 2014 was due to an adjustment to the contingent consideration liability at the end of 2013.

Other income (expense)

Interest expense. Interest expense increased by $0.5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily related to the notes, including amortization of underwriting commission and other debt issuance costs.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Adjusted EBITDA

Adjusted EBITDA was a loss of $1.8 million for the six months ended June 30, 2014 compared with Adjusted EBITDA of $3.4 million for the six months ended June 30, 2013. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the Adjusted EBITDA financial measure.

Loss before income taxes

The pre-tax loss for the six months ended June 30, 2014 was $11.8 million, compared with a pre-tax loss of $2.2 million for the six months ended June 30, 2013.

Income taxes

We maintain a valuation allowance for substantially all of our deferred tax assets, including our U.S. net operating losses and the newly acquired AngioScore net operating losses, and therefore we do not expect to incur a current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2014. We do, however, expect to incur current state and foreign tax expense during 2014. In addition, we expect to incur deferred U.S. federal and state tax expense in 2014, representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.4 million for the six months ended June 30, 2014, consisting of current foreign and state income tax expense and deferred federal income tax expense.

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

Net loss

As a result of the items discussed above, we recorded a net loss for the six months ended June 30, 2014 of $12.2 million, or $0.29 per share, compared with a net loss of $1.7 million, or $0.05 per share, in the six months ended June 30, 2013.

Non-GAAP net loss
Non-GAAP net loss for the six months ended June 30, 2014 was $7.6 million, or $0.18 per share, compared with non-GAAP net loss of $0.9 million, or $0.02 per share, for the six months ended June 30, 2013. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH and Spectranetics France SARL is the euro. Spectranetics Switzerland GmbH and Spectranetics Denmark ApS use their respective local currencies as the functional currency. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of operations using weighted average exchange rates during the period.  The fluctuation in currency rates during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 caused an increase of approximately $0.5 million in consolidated revenue and an increase of approximately $0.2 million in consolidated net income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $107.0 million, a decrease of $21.4 million from $128.4 million at December 31, 2013.

As discussed above under “Recent Developments,” on June 3, 2014, we closed the sale of $230 million aggregate principal amount of convertible senior notes. We received $222.5 million from the issuance of the notes, net of $7.5 million of debt issuance costs incurred. We used all of the net proceeds to fund the acquisition of AngioScore.

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

Operating Activities. For the six months ended June 30, 2014, cash used in operating activities totaled $9.5 million.  The primary sources and uses of cash were:

(1)
Our net loss of $12.2 million included approximately $8.4 million of non-cash expenses. Non-cash expenses included $5.2 million of depreciation and amortization, $2.6 million of stock-based compensation, $0.4 million of provision for excess and obsolete inventories and $0.2 million of deferred income taxes.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $5.6 million was primarily due to:

•	A decrease in accounts payable and accrued liabilities of $4.5 million, primarily due to the payment of liabilities accrued in 2013 for annual bonuses and commissions;

•	An increase in equipment held for rental or loan of $3.6 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in accounts receivable of approximately $2.9 million, primarily due to higher sales in the latter half of the quarter;

•	An increase in inventory of approximately $2.0 million, primarily due to increased sales demand and higher disposables production, due to an increase in our days-on-hand inventory;

•	An increase in prepaid expenses and other current assets of $1.8 million, primarily due to prepayments for bulk inventory purchases and the payment of annual insurance premiums; and

•	A decrease in deferred revenue of approximately $0.1 million, due primarily to the timing of collections of deferred service contract revenue.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The increase in days sales outstanding was primarily due to an increase in the percentage of revenue recorded in the latter half of the quarter and the increase in sales to our office-based physician clinics, which is the fastest growing segment of the VI business. In some cases, we have granted extended terms,

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

generally no more than 90 days, to these physician-owned facilities, which are greater than our typical 30 day terms. Additionally, we have increased sales to our distributor in Japan, which under our contract is granted 75 day terms.

	June 30, 2014	December 31, 2013
Days Sales Outstanding	61	57
Inventory Turns	3.8	4.4

Investing Activities. For the six months ended June 30, 2014, cash used by investing activities was $237.2 million, consisting of the payment for the AngioScore acquisition of $234.3 million, which includes the base purchase price of $230 million and a working capital adjustment of $4.3 million, and capital expenditures of $2.9 million. This compared with cash used by investing activities of $8.2 million in the six months ended June 30, 2013, consisting of capital expenditures of $1.7 million and acquisition payments of $6.5 million related to the Upstream product acquisition.  The capital expenditures for the six months ended June 30, 2014 and June 30, 2013 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

We may be required to make future payments related to the AngioScore acquisition. The merger agreement with AngioScore provides for additional payments for revenue-based earn-outs and regulatory approval milestones. The total contingent revenue-based payments cannot exceed $50 million. The total contingent regulatory approval milestones cannot exceed $25 million.

We may be required to make future payments related to the Upstream product acquisition that occurred in the first quarter of 2013. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. We believe the next milestone payment of $0.5 million will be payable in 2015. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. As of June 30, 2014, we have paid $6.5 million under the Upstream purchase agreement.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2014 was $225.3 million, consisting of $230.0 million of proceeds from our issuance of the notes, less $7.5 million of debt issuance costs, and $2.8 million from the exercise of stock options and sales of common stock under our employee stock purchase plan. This compared with $94.1 million in the six months ended June 30, 2013, consisting of $92.0 million of net proceeds from a common stock offering and $2.0 million from the exercise of stock options and sales of common stock under our employee stock purchase plan.

At June 30, 2014, we had no significant capital lease obligations.

Convertible Senior Notes

On June 3, 2014, we closed the sale of $230 million aggregate principal amount of the notes. The notes will bear interest at a rate of 2.625% per annum. We will pay interest on the notes on June 1 and December 1 of each year, beginning December 1, 2014. The notes will mature on June 1, 2034 (the “maturity date”), unless earlier repurchased, redeemed or converted.

Holders may convert their notes into shares of our common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

The conversion rate will initially be 31.9020 shares of our common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $31.35 per share of our common stock). The conversion price will be subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a make‑whole fundamental change occurs or we deliver a redemption notice, in certain circumstances we will increase the conversion rate for a holder that elects to convert its notes in connection with such make‑whole fundamental change or redemption notice, as the case may be.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Holders may require us to repurchase some or all of their notes for cash on each of June 5, 2021, June 5, 2024 and June 5, 2029 and upon a fundamental change at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

We may not redeem the notes prior to June 5, 2018. On or after June 5, 2018 and prior to June 5, 2021, we may redeem for cash all or part of the notes, except for the notes that we are required to repurchase in connection with a fundamental change or on a specified purchase date, if the closing sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately prior to the date we provide the notice of redemption exceeds 130% of the applicable conversion price for the notes on each applicable trading day. On or after June 5, 2021, we may redeem any or all of the notes in cash except for any notes that we are required to repurchase in connection with a fundamental change or on a specified purchase date.

The notes are our senior unsecured obligations and rank equal in right of payment with any of our other senior unsecured indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the notes. The notes are effectively subordinated to all of our future secured indebtedness to the extent of the value of the collateral securing such indebtedness and structurally subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

Further information regarding the notes can be found in our Current Report on Form 8-K filed with the SEC on June 3, 2014.

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, we renewed the line of credit for an additional three-year term under substantially the same terms. In May 2014, we amended the Credit Agreement to permit us to consummate the AngioScore acquisition, issue the notes, and amend our certificate of incorporation to increase our authorized shares of common stock. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $12.9 million as of June 30, 2014.

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
As of the date of this report, we have had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the three and six months ended June 30, 2014.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Contractual Obligations

We have a contractual obligation to pay interest on the notes, totaling approximately $6.0 million per year. We will make the first semi-annual payment on December 1, 2014. We also have a contractual obligation to make lease payments on AngioScore’s Fremont, California facility of approximately $0.3 million annually through May 2016.

Off-Balance Sheet Arrangements

We maintain no off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We maintain operating leases for our offices in Colorado Springs, Colorado; Fremont, California; the Netherlands and Germany.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	June 30, 2014			June 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$34,854	$—	$34,854	$32,310	8%	8%
International	8,701	(329)	8,372	7,143	22%	17%
Total revenue	$43,555	$(329)	$43,226	$39,453	10%	10%

	Six Months Ended
	June 30, 2014			June 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$66,626	$—	$66,626	$63,101	6%	6%
International	16,543	(508)	16,035	14,027	18%	14%
Total revenue	$83,169	$(508)	$82,661	$77,128	8%	7%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	June 30, 2014			June 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$22,496	$(108)	$22,388	$18,897	19%	18%
Lead Management	16,114	(164)	15,950	15,078	7%	6%
Laser Equipment, Service & Other	4,945	(57)	4,888	5,478	(10)%	(11)%
Total revenue	$43,555	$(329)	$43,226	$39,453	10%	10%

	Six Months Ended
	June 30, 2014			June 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$42,517	$(162)	$42,355	$36,090	18%	17%
Lead Management	30,584	(249)	30,335	30,157	1%	1%
Laser Equipment, Service & Other	10,068	(97)	9,971	10,881	(7)%	(8)%
Total revenue	$83,169	$(508)	$82,661	$77,128	8%	7%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of Net Loss to EBITDA and Adjusted EBITDA (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss, as reported	$(6,565)	$(728)	$(12,226)	$(1,687)
Income tax expense (benefit)	246	64	393	(511)
Interest expense (income), net	489	(6)	488	(2)
Depreciation and amortization	2,473	2,369	4,932	4,823
Acquisition-related intangible asset amortization (1)	136	246	273	410
EBITDA	(3,221)	1,945	(6,140)	3,033

Contingent consideration expense (1)	40	202	78	404
Due diligence, transaction, and integration costs (2)	3,958	—	4,229	—
Adjusted EBITDA	$777	$2,147	$(1,833)	$3,437

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss, as reported	$(6,565)	$(728)	$(12,226)	$(1,687)
Due diligence, transaction, and integration costs (2)	3,958	—	4,229	—
Acquisition-related intangible asset amortization (1)	136	246	273	410
Contingent consideration expense (1)	40	202	78	404
Non-GAAP net loss	$(2,431)	$(280)	$(7,646)	$(873)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net loss per share, as reported	$(0.16)	$(0.02)	$(0.29)	$(0.05)
Due diligence, transaction, and integration costs (2)	0.10	—	0.10	—
Acquisition-related intangible asset amortization (1)	—	0.01	0.01	0.01
Contingent consideration expense (1)	—	0.01	—	0.01
Non-GAAP net loss per share (3)	$(0.06)	$(0.01)	$(0.18)	$(0.02)

_______________________

1)
Acquisition-related intangible asset amortization relates to intangible assets acquired from Upstream in January 2013. Contingent consideration expense represents the accretion of the estimated contingent consideration liability related to amounts payable to Upstream in 2014, 2015 and 2016, primarily based on sales of the products acquired.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

2)	Due diligence, transaction, and integration costs are related to the Angioscore acquisition, and primarily included investment banking, accounting, consulting, and legal fees.

3)	Per share amounts may not add due to rounding.

Management uses the non-GAAP financial measures as supplemental measures to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and evaluate our performance period over period and in relation to our competitors’ operating results.

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

We believe presenting the non-GAAP financial measures used in this report provides investors greater transparency to the information used by our management for financial and operational decision-making and allows investors to see our results “through the eyes” of management. We also believe providing this information better enables our investors to understand our operating performance and evaluate the methodology used by management to evaluate and measure such performance.

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with U.S. GAAP. Some limitations associated with using these non-GAAP financial measures are provided below:

•	Management exercises judgment in determining which types of charges or other items should be excluded from the non-GAAP financial measures used.

•
Depreciation and amortization expense, while not requiring cash settlement, are ongoing and recurring expenses and have a material impact on GAAP net income and reflect economic costs to us not reflected in Adjusted EBITDA.

•
Items such as the due diligence, transaction and integration costs and contingent consideration expense excluded from Adjusted EBITDA and Non-GAAP Net Loss can have a material impact on cash flows and GAAP net income and reflect economic costs to us not reflected in Adjusted EBITDA and Non-GAAP Net Loss.

•	Revenue growth rates stated on a constant currency basis, by their nature, exclude the impact of changes in foreign currency exchange rates, which may have a material impact on GAAP revenue.

•
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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. We must make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Significant items subject to estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances and reserves for receivables, inventories and deferred income tax assets, stock-based compensation expense, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, contingent consideration liabilities, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Our critical accounting policies and estimates are included in our 2013 Annual Report on Form 10-K.  During the first six months of 2014, there were no significant changes to our critical accounting policies and estimates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency fluctuations, which are primarily related to sales of our products in Europe that are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses due to these fluctuations.  Fluctuation in currency rates during the six months ended June 30, 2014 as compared with the six months ended June 30, 2013 caused an increase of approximately $0.5 million in consolidated revenue and an increase of approximately $0.2 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of June 30, 2014, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the six months ended June 30, 2014 of approximately $1.0 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On June 30, 2014, we completed our acquisition of AngioScore Inc., which is now our wholly-owned subsidiary and a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X promulgated by the SEC.  We are in the process of integrating AngioScore’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financing reporting.  In the course of integrating AngioScore’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financing reporting and will disclose any such changes, if material, as required by the rules of the SEC.

Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of our legal proceedings, please refer to Note 10, “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

The following are additional risk factors to be read in conjunction with those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.

Risks Related to Our Acquisition of AngioScore
Actual results may differ from any guidance issued by us concerning future revenue and revenue growth of AngioScore or the anticipated impact of the AngioScore acquisition on the operating results of the combined company, and these differences could be material.
We have made a number of forward‑looking statements within the meaning of the Private Securities Litigation Reform Act, including statements relating to the AngioScore acquisition, the prospects for the combined company, the market opportunity for our and the AngioScore products, our expectations for the development of AngioScore’s products and introduction of new products and the future growth of our business. These statements are based upon our management’s preliminary estimates based on forecasts prepared by AngioScore’s management. Although we believe that we have a reasonable basis for such forward‑looking statements, these statements are based on our projections of future events that are subject to known and unknown risks and uncertainties and other factors that may cause the combined company’s actual results, level of activity, performance or achievements expressed or implied by these forward‑looking statements to differ in a material way. Risks and uncertainties that could cause actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to:

•	our ability to successfully integrate AngioScore;

•	our ability to obtain U.S. IDE approval for the clinical testing of, and European CE mark approval for the sale of, the AngioScore products;

•	our ability to successfully launch new products and applications in AngioScore’s target markets;

•	our sales, marketing and distribution capabilities and those of our competitors;

•	our planned sales, marketing, and research and development activities;

•	unanticipated increases in costs or expenses;

•	risks associated with international operations; and

•	the other risks identified in this report and in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013.
Our actual financial condition and results of operations may not be consistent with, or evident from, the guidance we provide. Other unknown or unpredictable factors also could harm our results. Consequently, actual results or developments anticipated by us may not be realized or, even if substantially realized, may not have the expected consequences for, or effects on, us. Any failure to meet such guidance could have a material adverse effect on the trading price or volume of our stock.

Any failure to successfully integrate AngioScore’s business and operations or fully realize potential synergies from the AngioScore acquisition in the expected time frame would adversely affect our business, operating results and financial condition.
We do not have a history of acquiring businesses of the size and complexity of AngioScore, and the success of the AngioScore acquisition will depend, in part, on our ability to successfully integrate AngioScore’s business and operations and fully realize the anticipated benefits and potential synergies from combining our business with AngioScore’s business. To realize these anticipated benefits and potential synergies, we must successfully combine these businesses. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of the AngioScore acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results and financial condition. The integration process could result in the loss of key employees, loss of key customers, decreases in revenue and increases in operating costs, as well as the disruption of each company’s ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and synergies of the AngioScore acquisition and have a material adverse effect on our business, operating results and financial condition.
We have made certain assumptions relating to the AngioScore acquisition that may prove to be materially inaccurate.
We have made certain assumptions relating to the AngioScore acquisition that may prove to be inaccurate, including as the result of the failure to realize the expected benefits of the AngioScore acquisition, failure to realize expected revenue growth rates, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that adversely affect us following the AngioScore acquisition. These assumptions relate to numerous matters, including:

•	projections of AngioScore’s future revenue and revenue growth rates;

•	the amount of goodwill and intangibles that result from the AngioScore acquisition;

•	certain other purchase accounting adjustments that we expect will be recorded in our financial statements in connection with the AngioScore acquisition;

•	acquisition costs, including transaction costs;

•	our ability to maintain, develop and deepen relationships with customers of AngioScore; and

•	other financial and strategic risks of the AngioScore acquisition.
We and AngioScore may have difficulty attracting, motivating and retaining executives and other key employees in light of the AngioScore acquisition.
Uncertainty about the effect of the AngioScore acquisition on our and AngioScore’s employees may have an adverse effect on us or AngioScore and, consequently, the combined business resulting from the AngioScore acquisition. This uncertainty may impair our and AngioScore’s ability to attract, retain and motivate key personnel. If key employees depart because of issues relating to the uncertainty and difficulty of integration, financial incentives or a desire not to become employees of the combined business, we may incur significant costs in identifying, hiring and retaining replacements for departing employees, which could substantially reduce or delay our ability to realize the anticipated benefits of the AngioScore acquisition.
Our and AngioScore’s business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the AngioScore acquisition.
Parties with which we or AngioScore do business may experience uncertainty associated with the AngioScore acquisition, including with respect to current or future business relationships with us, AngioScore or the combined business. These business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, AngioScore or the combined business, including our competitors or those of AngioScore. These disruptions could have a material adverse effect on the businesses, operating results and financial condition of the combined business.
We incurred significant transaction expenses and acquisition‑related integration costs in connection with the AngioScore acquisition.
We incurred significant transaction costs relating to the negotiation and completion of the AngioScore acquisition. Additionally, we are in the process of integrating the operations of AngioScore with our own. We anticipate that we will incur certain additional non‑recurring charges in connection with this integration; however, we cannot identify the timing, nature and amount of all such charges as of the date of this report. These transaction expenses and integration costs will be charged as an expense in the period incurred. The significant transaction costs and acquisition‑related integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental transaction and acquisition‑related costs over time, this net benefit may not be achieved in the near term, or at all.
The stated value of long‑lived and intangible assets may become impaired and result in an impairment charge.
As of June 30, 2014, based on the preliminary valuation of the AngioScore acquisition, we have approximately $261 million of intangible assets and goodwill on a combined basis, $241 million of which relates to the AngioScore acquisition. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenue, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the quarter such impairment is identified and a corresponding reduction in our net asset value. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.
AngioScore is subject to pending litigation that may materially harm its intellectual property and its and our business.
AngioScore is the plaintiff in a lawsuit filed against a competing business and a former director of AngioScore who formed the competing business that sells a balloon angioplasty device sold under the name “Chocolate.” The lawsuit alleges infringement of an AngioScore patent and seeks injunctive relief and damages. The defendants have filed counterclaims against AngioScore for, among other things, unfair competition and interference with business relationships. AngioScore has moved to amend its complaint against the former director to allege breach of his fiduciary obligations while serving as a director of AngioScore and against the other defendants to allege aiding and abetting of that breach. The former director has filed claims for indemnification by AngioScore against these claims. The judge or a jury could find that the Chocolate device does not infringe AngioScore’s patent or that the AngioScore patent is invalid, unenforceable, or otherwise subject to limitations. Even if AngioScore prevails in the litigation and the Chocolate device is found to infringe its patent, the court could deny injunctive relief, thereby allowing the former director’s company to continue to manufacture and sell the competing Chocolate device. Regardless of whether AngioScore prevails in the litigation, the former director’s company and other third parties may use the AngioScore discoveries or technologies without paying damages, licensing fees or royalties to AngioScore or us, which could significantly diminish the value of the AngioScore intellectual property. The judge or a jury also could find that AngioScore is liable for the defendants’ counterclaims and require AngioScore to pay damages, attorneys’ fees and costs or impose other relief. In the former director’s indemnification action, AngioScore could be required to advance and ultimately pay the former director’s legal fees and costs defending against the breach of fiduciary duty and other claims, and the fees and costs associated with the dispute regarding indemnification. The cost of this litigation may be material to AngioScore and us. Any of the foregoing could have a material adverse effect on AngioScore’s business and our business.

Risks Related to Our Outstanding 2.625% Convertible Senior Notes due 2034
Our outstanding 2.625% convertible senior notes due 2034 are effectively subordinated to our secured debt and structurally subordinated to the liabilities of our subsidiaries.
Our outstanding 2.625% convertible senior notes due 2034, which we refer to as our “notes,” are our senior unsecured obligations and rank equal in right of payment with any of our other senior unsecured indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the notes. The notes, however, are effectively subordinated to all of our future secured indebtedness to the extent of the value of the collateral securing such indebtedness. The provisions of the indenture governing the notes do not prohibit us from incurring additional secured indebtedness in the future. Consequently, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us, the holders of any secured indebtedness will be entitled to proceed directly against the collateral securing such indebtedness. Therefore, such collateral is not available for satisfaction of any amounts owed under our unsecured indebtedness, including the notes, until such secured indebtedness is satisfied in full.
Our subsidiaries do not guarantee the notes. Accordingly, the notes are also structurally subordinated to all existing or future unsecured and secured liabilities and preferred equity of our subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any such subsidiary, we, as a common equity owner of such subsidiary, and, therefore, holders of our debt, including holders of the notes, are subject to the prior claims of such subsidiary’s creditors, including trade creditors and preferred equity holders. As of June 30, 2014, the aggregate amount of liabilities of our subsidiaries was $3.3 million, including trade and other payables and excluding intercompany liabilities, and our subsidiaries had no outstanding preferred equity. The provisions of the indenture governing the notes do not prohibit our subsidiaries from incurring additional indebtedness or issuing preferred equity in the future.
We expect that the trading price of the notes will be significantly affected by changes in the market price of our common stock, the interest rate environment and our credit quality, each of which could change substantially at any time.
We expect that the trading price of the notes will depend on a variety of factors, including, without limitation, the market price of shares of our common stock, the interest rate environment and our credit quality. Each of these factors may be volatile, and may or may not be within our control.
For example, the trading price of the notes will increase with the market price and volatility of shares of our common stock. We cannot, however, predict whether the market price of shares of our common stock will rise or fall or whether the volatility of shares of our common stock will continue at its historical level. In addition, general market conditions, including the level of, and fluctuations in, the market price of stocks generally, may affect the market price and the volatility of shares of our common stock. Moreover, to the extent we can influence the market price or the volatility of shares of our common stock, we may or may not choose to take actions that will increase the market price or the volatility of shares of our common stock. For example, we might determine that it is in our best interest to divest a business segment with volatile earnings to repay a substantial amount of indebtedness, either of which would likely reduce the volatility of shares of our common stock and thereby adversely affect the trading price of the notes.
Likewise, if interest rates, or expected future interest rates, rise during the term of the notes, the yield of the notes will likely decrease, but the value of the convertibility option embedded in the notes will likely increase. The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the trading price of the notes. In recent years, the Federal Reserve has undertaken a policy known as quantitative easing, which involves open market transactions by monetary authorities to stimulate economic activity through the purchase of assets with longer maturities than short‑term government bonds. The Federal Reserve has since articulated that it will take steps to begin a so‑called “tapering” of quantitative easing, depending upon its assessment of the performance of the U.S. economy. Expectations for near‑term tapering of quantitative easing have led to higher long‑term interest rates, and market interest rates may continue to rise if the Federal Reserve adopts, or accelerates the implementation of, a tapering policy. Because interest rates and interest rate expectations are influenced by a wide variety of factors, many of which are beyond our control, we cannot give assurances that changes in interest rates or interest rate expectations will not adversely affect the trading price of the notes.

Furthermore, the trading price of the notes will likely be significantly affected by any change in our credit quality. Because our credit quality is influenced by a variety of factors, some of which are beyond our control, we cannot guarantee that we will maintain or improve our credit quality during the term of the notes. In addition, because we may choose to take actions that adversely affect our credit quality, such as incurring additional debt, there can be no guarantee that our credit quality will not decline during the term of the notes, which would likely negatively impact the trading price of the notes.
We may not have the cash necessary to satisfy our cash obligations under the notes, and our future debt may contain limitations on our ability to satisfy our cash obligations under the notes.
The notes bear cash interest payable semiannually at a rate of 2.625% per year. The notes mature on June 1, 2034. On each of June 5, 2021, June 5, 2024 and June 5, 2029 and upon a fundamental change, the holders may require us to repurchase some or all of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations may be limited by applicable law or the terms of other instruments governing our indebtedness. Our failure to pay such cash obligations would constitute an event of default under the indenture governing the notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness and required prepayment and further restrict our ability to satisfy such cash obligations.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to prevailing economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Recent regulatory actions may adversely affect the trading price and liquidity of the notes.
We expect that many investors in, and potential purchasers of, the notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the equity securities underlying the convertible notes and dynamically adjusting their short position while they hold the notes. Investors may also implement this strategy by entering into swaps on shares of our common stock in lieu of or in addition to short selling shares of our common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to the shares of our common stock could adversely affect the ability of investors in, or potential purchasers of, the notes to conduct the convertible arbitrage strategy that we believe they will employ, or seek to employ, with respect to the notes. This could, in turn, adversely affect the trading price and liquidity of the notes.
The SEC and other regulatory and self‑regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including shares of our common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up‑Limit Down” program, the imposition of market‑wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd‑Frank Act. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the notes to effect short sales of shares of our common stock or enter into swaps on shares of our common stock could adversely affect the trading price and the liquidity of the notes.
In addition, if investors and potential purchasers seeking to employ a convertible arbitrage strategy are unable to borrow or enter into swaps on shares of our common stock, in each case on commercially reasonable terms, the trading price and liquidity of the notes may be adversely affected.

An active trading market may not develop or be maintained for the notes.
We do not intend to apply to list our outstanding convertible notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. In addition, the liquidity of the trading market in the notes and the market price quoted for the notes may be adversely affected by changes in the overall market for this type of security and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, an active trading market may not develop or be maintained for the notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the notes may be adversely affected. In that case, investors may not be able to sell notes at a particular time or may not be able to sell notes at a favorable price. The liquidity of the trading market, if any, and future trading prices of the notes will depend on many factors, including, among other things, the market price of our common stock, prevailing interest rates, our financial condition, results of operations, business, prospects and credit quality relative to our competitors, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in any of these factors, some of which are beyond our control and others of which would not affect debt that is not convertible into capital stock. Historically, the market for convertible debt has been volatile. Market volatility could materially and adversely affect the notes, regardless of our financial condition, results of operations, business, prospects or credit quality.
The notes have a number of features that may adversely affect their value and trading price, including the lack of financial covenants. Furthermore, volatile or depressed market prices for our common stock are likely to have a similar effect on the trading prices of the notes. It is impossible to assure holders of the notes that the market price of our common stock in the future will not have an adverse effect on the trading prices of the notes.
The market price of our common stock may fluctuate significantly.
The market price of our common stock may be volatile in response to a number of factors, many of which are beyond our control, including our inability to acquire suitable acquisition candidates, actual or anticipated variations in our quarterly financial results, changes in financial estimates for us by securities analysts and announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, our financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of our common stock could decrease, perhaps significantly. Any volatility of or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using shares of our common stock as consideration.
In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our operating performance. The holders may not be able to sell the shares of our common stock that they receive upon conversion or their notes at or above the applicable conversion price, or at all. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results. In addition, if we decide to settle any class action litigation against us, our decision to settle may not necessarily be related to the merits of the claim.
Holders who receive shares of our common stock upon the conversion of their notes will be subject to the risk of volatile and depressed market prices of our common stock. It is impossible to assure converting holders that the market price of our common stock will not fall in the future.
The notes are not protected by restrictive covenants, which in turn may allow us to engage in a variety of transactions that may impair our ability to fulfill our obligations under the notes.
The indenture governing the notes does not contain any financial covenants and does not restrict us from paying dividends, incurring debt or issuing or repurchasing our other securities. Because the indenture does not contain any covenants or other provisions designed to afford holders of the notes protection in the event of a highly leveraged transaction involving us or in the event of a decline in our credit rating for any reason, including as a result of a takeover, recapitalization, highly leveraged transaction or similar restructuring involving us, except in limited circumstances, we may engage in transactions that may impair our ability to fulfill our obligations under the notes. Other than the repurchase right, the restrictions provided by the merger covenant and our obligation to increase the conversion rate with respect to the notes in certain circumstances upon the occurrence of certain events, we generally have no duty to consider the interests of holders of the notes in determining whether to engage in such transactions.
The adjustment to the conversion rate for notes converted in connection with certain make‑whole fundamental change transactions or certain notices of redemption may not adequately compensate holders for the lost option time value of their notes as a result of any such transaction or any such redemption.
If certain transactions that constitute a make‑whole fundamental change occur or upon a notice of redemption on a redemption date on or after June 5, 2018 and prior to June 5, 2021, under certain circumstances and subject to certain limitations, we will increase the conversion rate by a number of additional shares of our common stock. This increased conversion rate will apply only to holders who convert their notes in connection with any such transaction or redemption. The number of additional shares of our common stock will be determined based on the date on which the make‑whole fundamental change transaction becomes effective or the date of the redemption notice, as the case may be, and the price per share of our common stock paid or deemed to be paid in such transaction or on the date of the redemption notice, as the case may be. While the increase in the conversion rate is designed to compensate holders for the lost option time value of the notes as a result of such transaction, the increase in the conversion rate is only an approximation of such lost value and may not adequately compensate holders for such loss. In addition, notwithstanding the foregoing, if the price per share of our common stock paid or deemed to be paid in the transaction or on the date of the redemption notice, as the case may be, is less than $22.39 or in excess of $110.00, subject to adjustment under certain circumstances, the conversion rate will not be increased in connection with such make‑whole fundamental change or redemption. Moreover, in no event will the total number of shares of our common stock issuable upon the conversion of the notes exceed 44.6627 per $1,000 principal amount of notes, subject to adjustment under certain circumstances.
Our obligation to increase the conversion rate upon certain make‑whole fundamental change transactions could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
Upon any redemption of the notes on or after June 5, 2018 and prior to June 5, 2021, or upon any conversion of the notes in connection with a redemption notice for a redemption on or after June 5, 2018 and prior to June 5, 2021, no cash will be added to the redemption price, in the case of a redemption, and while the applicable conversion rate will be increased by additional shares, in the case of a conversion in connection with a redemption notice that the holders receive, they may not be fully compensated for future interest payments or lost time value of their notes.
If the related redemption date would occur on or after June 5, 2018 and prior to June 5, 2021, and if the closing sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately prior to the date we provide the notice of redemption exceeds 130% of the applicable conversion price on each applicable trading day, subject to certain limited exceptions, we may redeem any or all of the notes. The redemption price for the notes to be redeemed on any such redemption date will equal 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If we call any notes for redemption on or after June 5, 2018 and prior to June 5, 2021, the holders may convert their notes at any time until the close of business on the second business day immediately preceding the redemption date. Upon any such redemption or conversion, no cash will be added to the redemption price, in the case of a redemption, and while the applicable conversion rate will be increased by additional shares, in the case of a conversion in connection with a redemption notice that they receive, they may not be fully compensated for future interest payments or lost time value of their notes.
If we call the notes for redemption on or after June 5, 2021, no cash will be added to the applicable redemption price, in the case of a redemption, and no such additional shares will be added to the applicable conversion rate, in the case of a conversion in connection with such a redemption notice. As a result, the holders will not be compensated for any future interest payments that they would have otherwise received or any other lost time value of their notes.
The conversion rate of the notes may not be adjusted for all dilutive events.
The conversion rate of the notes is subject to adjustment for certain events, including, but not limited to, certain dividends on our common stock, the issuance of certain rights, options or warrants to holders of our common stock, subdivisions or combinations of our common stock, certain distributions of assets, debt securities, capital stock or cash to holders of our common stock and certain tender or exchange offers,. The conversion rate will not be adjusted for other events, such as a payment of certain dividends on our common stock or an issuance of our common stock for cash, which may adversely affect the trading price of the notes and the market price of our common stock. There can be no assurance that an event will not occur that is adverse to the interests of the holders of the notes and their value, but does not result in an adjustment to the conversion rate.
Holders of the notes are not entitled to any rights with respect to our common stock, but are subject to all changes made with respect to them.
Holders of the notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but holders of the notes are subject to all changes affecting our common stock. Holders of the notes will be entitled to the rights afforded holders of our common stock only if and when they become or are deemed to become the holder of record of the shares of our common stock delivered to them upon the conversion of their notes. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring shareholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to a converting noteholder becoming the holder of record of the shares of our common stock deliverable upon the conversion of its notes, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
Some significant restructuring transactions may not constitute fundamental changes, in which case we would not be obligated to offer to repurchase the notes.
Upon the occurrence of specified fundamental changes, the holders of the notes will have the option to require us to repurchase all or any portion of their notes. However, the definition of “fundamental change” is limited to specified corporate events and may not include other events that might adversely affect our financial condition or the value of the notes. For example, events such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to repurchase the notes. In the event of any such events, the holders of the notes would not have the right to require us to repurchase the notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the trading price of the notes.
Upon conversion of the notes, the holders may receive less valuable consideration than expected because the value of shares of our common stock may decline after they exercise their conversion right.
Under the notes, a converting holder will be exposed to fluctuations in the value of shares of our common stock during the period from the date such holder surrenders notes for conversion until the date we settle our conversion obligation. We will be required to deliver shares of our common stock, together with cash for any fractional share, on the third business day immediately following the relevant conversion date. Accordingly, if the market price of shares of our common stock decreases during this period, the value of the shares that the holders receive will be adversely affected and will be less than the conversion value of the notes on the conversion date.
The issuance of additional shares of our common stock in connection with acquisitions or otherwise will dilute all other stockholdings and could affect the market price of our common stock and, therefore, the trading price of the notes.
As of July 31, 2014 we had 64 million shares of our common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions of other companies and may issue shares of our common stock in connection with these acquisitions. Any shares of our common stock issued in connection with our acquisitions, the exercise of stock options, restricted stock units or otherwise would dilute the notional percentage ownership of holders of the notes. In addition, we may issue a substantial number of shares of our common stock upon conversion of the notes.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the market price of our common stock and the trading price of the notes and our ability to raise funds in new stock offerings.
Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock and the trading price of the notes to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity or equity‑related securities. We may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of options or for other reasons. No prediction can be made as to the effect, if any, that future sales or issuances of shares of our common stock or other equity securities, or the availability of shares of our common stock or such other equity securities for future sale or issuance, will have on the market price of our common stock or the trading price of the notes.
Conversion of the notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes.
To the extent we issue any shares of our common stock upon conversion of the notes, the conversion of some or all of the notes will dilute the ownership interests of existing stockholders, including holders who have received shares of our common stock upon prior conversion of the notes. Any sales in the public market of shares of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
Provisions of Delaware law, our charter documents and the indenture governing the notes may impede or discourage a takeover, which could cause the market price of our shares to decline.
We are a Delaware corporation, and the anti‑takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. In addition, our board of directors has the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock. The ability of our board of directors to create and issue a new series of preferred stock, any stockholder rights plan that we may in the future implement, our staggered board of directors and certain provisions of Delaware law and our certificate of incorporation and bylaws could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the trading price of the notes.
The repurchase rights in the notes triggered by the occurrence of a fundamental change could discourage a potential acquirer.
The notes may not be rated or may receive a lower rating than anticipated.
We do not intend to seek a rating on the notes. However, if one or more rating agencies rates the notes and assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the trading price of the notes and the market price of our common stock could be harmed.
In addition, the trading price of the notes is directly affected by market perceptions of our creditworthiness. Consequently, if a credit ratings agency downgrades or withdraws its rating of any of our debt, or puts us on credit watch, the trading price of the notes is likely to decline.
The holders of the notes may be subject to U.S. federal income or withholding taxes if we adjust or fail to adjust the conversion rate in certain circumstances, even if they do not receive any funds.
We will adjust the conversion rate of the notes for stock splits and combinations, stock dividends, cash dividends and certain other events that affect our capital structure. If we adjust the conversion rate, the holders may be treated as having received a constructive distribution from us, resulting in taxable income for U.S. federal income tax purposes, even though they would not receive any cash in connection with the conversion rate adjustment and even though they might not exercise their conversion right. In addition, if we fail to adjust (or to adjust adequately) the conversion rate after an event that increases their proportionate interest in us, the holders may be deemed to have received a taxable dividend. Further, if a make‑whole fundamental change occurs on or prior to the maturity date of the notes, and we increase the conversion rate for the notes converted in connection with the make‑whole fundamental change, the holders may be deemed to have received a taxable dividend. Any distribution deemed received by a non‑U.S. holder may be subject to U.S. federal withholding tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty, which may be set off against subsequent payments on the notes (or in certain circumstances, on our common stock).

Item 6.           Exhibits

2.1
Agreement and Plan of Merger, dated May 27, 2014, by and among the Company, SAA Merger Sub, Inc., AngioScore Inc. and Shareholder Representative Services LLC. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on May 27, 2014.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 16, 2009.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 12, 2014.

3.3	Amended and Restated Bylaws. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 4, 2011.

4.1
Form of Common Stock Certificate of the Company. Incorporated by reference to exhibit previously filed by the Company with its Amendment No. 2 to the Registration Statement, filed January 24, 1992 (File No. 33-44367).

4.2
Indenture, dated as of June 3, 2014, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 3, 2014.

4.3
First Supplemental Indenture, dated as of June 3, 2014, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 3, 2014.

4.4	Form of Global Note (included in Exhibit 4.3). Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 3, 2014.

10.1
Second Amendment to Credit and Security Agreement, dated May 27, 2014, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on May 27, 2014.

10.2
The Spectranetics Corporation Amended and Restated 2006 Incentive Award Plan, as amended and restated as of June 10, 2014. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 12, 2014.

10.3*	Agreement of Lease, dated June 8, 2010, by and between Brandin Court Associates, LLC and AngioScore Inc.

10.4*	Agreement of Extension of Lease Term, dated May 17, 2013, by and between Brandin Court Associates, LLC and AngioScore Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 11, 2014	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

August 11, 2014	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer