Form 10-K/A
period 2013-12-31
SPECTRANETICS CORP
filed 2014-09-05
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Common Stock, $.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2013 of The Spectranetics Corporation (the “Company”), originally filed with the Securities and Exchange Commission on February 28, 2014 (the “Form 10-K”), is to amend the audit report of EKS&H LLLP to add a reference to the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2011.

As required by Rule 12b-15, the Company’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2. Accordingly, the Company hereby amends Item 15 of the Form 10-K to add such reports as exhibits.

Except as described above, the Amendment does not modify or update any other items or disclosures contained in the Form 10-K. The disclosures contained in the Form 10-K have not been updated to reflect events, results or developments that have occurred after February 28, 2014, or to modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s other filings with the Securities and Exchange Commission, together with any amendments to those filings.

PART II

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

See Exhibit Index immediately following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 5th day of September, 2014.

THE SPECTRANETICS CORPORATION

By:	/s/ GUY A. CHILDS
Guy A. Childs Chief Financial Officer

2

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
Denver, Colorado

We have audited the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows of The Spectranetics Corporation and Subsidiaries (the “Company”) for the year ended December 31, 2011. Our audit also included the financial statement schedule II for the year ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

EXHIBIT INDEX

Exhibit Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (EKS&H LLLP).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith
** Furnished herewith