Form 10-Q
period 2014-09-30
SPECTRANETICS CORP
filed 2014-11-06
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2014

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

As of October 30, 2014, there were 41,918,645 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$103,538	$128,395
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,233 and $782, respectively	36,186	26,766
Inventories, net	26,488	9,476
Deferred income taxes, net	3,019	445
Prepaid expenses and other current assets	5,332	2,748
Total current assets	174,563	167,830
Property and equipment, net	32,435	28,281
Debt issuance costs, net	7,155	—
Goodwill	148,170	14,846
Other intangible assets, net	105,623	5,609
Other assets	1,394	591
Total assets	$469,340	$217,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,432	$2,587
Accrued liabilities	27,080	18,819
Deferred revenue	1,877	1,819
Total current liabilities	33,389	23,225
Convertible senior notes	230,000	—
Accrued liabilities, net of current portion	1,195	1,215
Contingent consideration	27,790	1,352
Deferred income taxes	4,185	1,365
Total liabilities	296,559	27,157
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 and 60,000,000 shares, respectively; issued and outstanding 41,902,736 and 41,230,286 shares, respectively	42	41
Additional paid-in capital	294,126	284,494
Accumulated other comprehensive loss	(987)	(305)
Accumulated deficit	(120,400)	(94,230)
Total stockholders’ equity	172,781	190,000
Total liabilities and stockholders’ equity	$469,340	$217,157

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$58,786	$39,763	$141,955	$116,891
Cost of products sold	14,686	10,053	35,526	30,997
Amortization of acquired inventory step-up	1,014	—	1,014	—
Gross profit	43,086	29,710	105,415	85,894
Operating expenses:
Selling, general and administrative	35,490	22,223	91,682	68,089
Research, development and other technology	7,573	5,664	19,364	16,320
Acquisition due diligence, transaction, and integration costs	3,826	—	8,055	—
Medical device excise tax	864	537	1,977	1,568
Intangible asset amortization	3,055	246	3,328	656
Contingent consideration expense	1,037	234	1,115	638
Intangible asset impairment	4,138	—	4,138	—
Change in fair value of contingent consideration liability	(1,064)	—	(1,064)	—
Total operating expenses	54,919	28,904	128,595	87,271
Operating (loss) income	(11,833)	806	(23,180)	(1,377)
Other income (expense):
Interest (expense) income, net	(1,801)	(1)	(2,289)	1
Foreign currency transaction (loss) gain	(122)	35	(120)	10
Other income, net	—	—	—	8
Total other (expense) income	(1,923)	34	(2,409)	19
(Loss) income before income taxes	(13,756)	840	(25,589)	(1,358)
Income tax expense (benefit)	188	406	581	(105)
Net (loss) income	$(13,944)	$434	$(26,170)	$(1,253)

Net (loss) income per share —
Basic and diluted	$(0.33)	$0.01	$(0.63)	$(0.03)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(620)	220	(682)	163
Comprehensive (loss) income, net of tax	$(14,564)	$654	$(26,852)	$(1,090)

Weighted average common shares outstanding —
Basic	41,821,591	40,837,191	41,594,668	38,210,098
Diluted	41,821,591	42,376,181	41,594,668	38,210,098

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(26,170)	$(1,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,951	7,952
Stock-based compensation expense	5,156	2,839
Amortization of debt issuance costs	319	—
Provision for excess and obsolete inventories	401	213
Intangible asset impairment	4,138	—
Change in fair value of contingent consideration liability	(1,064)	—
Deferred income taxes	283	(351)
Net change in operating assets and liabilities	(6,887)	(10,216)
Net cash used in operating activities	(12,873)	(816)
Cash flows from investing activities:
Capital expenditures	(5,102)	(2,721)
Acquisition-related payments	(233,978)	(6,500)
Net cash used in investing activities	(239,080)	(9,221)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	230,000	—
Debt issuance costs, convertible senior notes	(7,474)	—
Net proceeds from stock offering	—	92,034
Proceeds from the exercise of stock options and employee stock purchase plan	4,477	3,778
Net cash provided by financing activities	227,003	95,812
Effect of exchange rate changes on cash	93	20
Net (decrease) increase in cash and cash equivalents	(24,857)	85,795
Cash and cash equivalents at beginning of period	128,395	37,775
Cash and cash equivalents at end of period	$103,538	$123,570
Supplemental disclosures of cash flow information:
Cash paid for interest	$36	$31
Cash paid for income taxes	$783	$297

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL

The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned Dutch subsidiary, Spectranetics International, B.V., including the accounts of the wholly-owned subsidiaries of Spectranetics International, B.V.: Spectranetics II B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH, Spectranetics France SARL, Spectranetics Switzerland GmbH, and Spectranetics Denmark ApS. The condensed consolidated balance sheet as of September 30, 2014 also includes the accounts of The Spectranetics Corporation’s wholly-owned subsidiary, AngioScore Inc. (“AngioScore”), which was acquired on June 30, 2014. The condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 also include the results of operations of AngioScore as of July 1, 2014. The aforementioned entities are collectively referred to as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

The Company develops, manufactures, markets, and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy); and effective June 30, 2014, AngioSculpt™ scoring balloons used to treat coronary and peripheral artery disease. The Company’s Lead Management products include excimer laser sheaths, dilator sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents, and services its CVX-300® laser systems.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its results of operations, financial position, and consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The objective of this update is to provide guidance on the treatment of a performance target that could be achieved after the requisite service period. ASU

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard will not have an impact on the Company’s unaudited consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of this update is to provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this standard will not have an impact on the Company’s unaudited consolidated financial statements.

NOTE 2 — BUSINESS COMBINATION

On June 30, 2014 (the “Acquisition Date”), the Company completed its acquisition of AngioScore pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 27, 2014. AngioScore develops, manufactures and markets the AngioSculpt Scoring Balloon Catheter for the treatment of coronary artery disease and peripheral artery disease. The primary reasons for the AngioScore acquisition were to extend the Company’s existing product lines, leverage its current customer call points, expand its markets and sales coverage, increase revenue, and drive operating efficiencies.

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

The Company accounted for the acquisition as a business combination and recorded the assets acquired, liabilities assumed, and the estimated future consideration obligations at their respective fair values as of the Acquisition Date. The components of the aggregate preliminary purchase price for the acquisition were as follows (in thousands):

Cash, including working capital adjustment	$233,978
Fair value of contingent consideration	25,886
Total purchase price	$259,864

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recorded total contingent consideration liabilities at their fair value of $25.9 million. The Company used a probability-weighted approach to estimate the achievement of the future revenue and regulatory approval milestones, and discount rates ranging from 9% to 19%. The selection of the discount rates reflects the inherent risks of achieving the respective milestones. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy, based on management’s estimates and assumptions. The working capital adjustment represents the difference between actual working capital acquired as of June 30, 2014 and historical average working capital as defined in the Merger Agreement.

Net Assets Acquired

The transaction has been accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary allocation of assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

	Allocation of purchase price	Amortization period (in years)
Accounts receivable	$8,461
Inventories	14,294
Prepaids and other current assets	411
Property and equipment, net	712
Other long term assets	30
Total tangible assets acquired	23,908
Less: liabilities assumed	4,848
Net tangible assets less liabilities	$19,060

Intangible assets:
Technology	73,510	10
In-process research and development (“IPR&D”)	3,750
Customer relationships	23,320	10
Distributor relationships	1,940	2
Trademark and trade names	4,380	6
Non-compete agreements	580	2
Goodwill	133,324
Total purchase price	$259,864

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date. The accounting for the acquisition is preliminary due to the ongoing analysis of the tangible and intangible assets acquired. Upon completion of this analysis, the Company may record adjustments to the estimated amounts recorded as further information about conditions existing at the Acquisition Date becomes available. The final fair value determinations may be different than those reflected in our condensed consolidated financial statements at September 30, 2014.

The Company determined the fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin, which increased the value of the acquired inventory by $2.3 million, referred to as a “step-up adjustment.” The step-up adjustment is amortized and recognized as a component of cost of products sold as the acquired inventory is sold. During the three months ended September 30, 2014, the amortization of the inventory step-up increased cost

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of products sold by $1.0 million, reflected as “Amortization of acquired inventory step-up” in the condensed consolidated statements of operations and comprehensive income (loss).

The fair value of the technology intangible assets was determined based upon the present value of expected future cash flows, utilizing a risk-adjusted discount rate. The customer and distributor relationships and the non-compete agreements were valued based on a “with and without” approach. The “with and without” method measures an asset value by estimating the difference in cash flows generated by the business with the asset in-use versus without the asset. The difference in cash flows is attributable to incremental earnings or cost savings associated with the asset. The trademark and trade names were valued based on a “relief from royalty” approach. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use the trade name/trademark asset owned by the subject company.  The projected royalties are converted into their present value equivalents through the application of a risk adjusted discount rate. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy, based on management’s estimates and assumptions.

The IPR&D asset, which is accounted for as an indefinite-lived intangible asset until completion of the project, represents an estimate of the fair value of in-process technology related to AngioScore’s Drug-Coated AngioSculpt product line. The estimated fair value was determined using the multi-period excess earnings method, a variation of the income approach.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The Company will also substantially increase the size of its direct sales organization, while realizing cost synergies associated with eliminating redundant positions, primarily in selling, general and administrative functions. Goodwill was allocated to the Company’s operating segments based on the relative expected benefits as disclosed in Note 5, “Goodwill and Intangible Assets.”

The assets and liabilities assumed in the acquisition were included in the Company’s condensed consolidated balance sheet as of June 30, 2014. The results of AngioScore operations have been included in the Company’s condensed consolidated financial statements since July 1, 2014. The Company is currently evaluating the impact of the AngioScore acquisition on its reportable operating segments.

Acquisition and Integration Costs

Expenses related to the acquisition of AngioScore and the subsequent integration of its operations were $3.8 million and $8.1 million for the three and nine months ended September 30, 2014, respectively, and primarily included investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. In addition, these costs include legal fees associated with a patent-related matter in which AngioScore is the plaintiff. These costs are included within the “Acquisition due diligence, transaction, and integration costs” line of the condensed consolidated statements of operations.

Taxes

As part of the AngioScore acquisition, the Company acquired AngioScore’s net deferred tax assets, including net operating loss carryforwards estimated at $94 million for federal tax purposes and $90 million for state tax purposes at June 30, 2014. These losses could be significantly limited under Internal Revenue Code (“IRC”) Section 382. Based on an analysis of AngioScore’s ownership changes as defined in IRC Section 382, we believe that all net operating losses will be utilized prior to expiration. The Company is currently evaluating the realizability of the net deferred tax assets acquired, net of the deferred tax liabilities that arise from the recording of intangible assets as part of the purchase price allocation. Based on its preliminary purchase price allocation, the Company does not expect the deferred tax assets acquired, net of the deferred tax liabilities arising from the acquisition, to be significant.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unaudited Supplemental Pro Forma Financial Information

Revenue from the AngioScore products during the three months ended September 30, 2014 was $14.9 million and was included in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company is unable to identify earnings attributable to AngioScore for the three months ended September 30, 2014, because the operations of AngioScore have been largely integrated into the Company’s operations.

The unaudited pro forma results presented below include the combined results of both entities as if the acquisition had been consummated as of January 1, 2013. Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. The Company also eliminated direct acquisition transaction costs and the amortization of acquired inventory step-up from 2014 results and included such costs in 2013 results. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue	$58,786	$53,305	$172,359	$157,233
Net loss	(12,930)	(6,490)	(35,094)	(21,799)
Net loss per share	$(0.31)	$(0.16)	$(0.84)	$(0.57)

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$8,006	$4,132
Work in process	3,991	1,696
Finished goods	14,491	3,648
	$26,488	$9,476

At June 30, 2014, the Company acquired $14.3 million of inventories from AngioScore. See Note 2, “Business Combination,” for further discussion.

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Equipment held for rental or loan	$45,442	$42,949
Manufacturing equipment and computers	29,020	24,827
Leasehold improvements	6,130	5,697
Furniture and fixtures	3,231	2,446
Building and improvements	1,276	1,276
Land	270	270
Less: accumulated depreciation and amortization	(52,934)	(49,184)
	$32,435	$28,281

At June 30, 2014, the Company acquired $0.7 million of property and equipment, net, from AngioScore. See Note 2, “Business Combination,” for further discussion.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll and employee-related expenses	$14,849	$11,808
Accrued legal costs	2,505	134
Accrued interest on convertible notes	1,962	—
Accrued clinical study expense	1,211	872
Deferred rent	1,194	1,204
Accrued sales, income, and excise taxes	1,170	1,659
Accrued royalties	755	571
Contingent consideration, current portion	—	500
Other accrued expenses	4,629	3,286
Less: long-term portion	(1,195)	(1,215)
Accrued liabilities: current portion	$27,080	$18,819

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2014 was as follows (in thousands). The goodwill was allocated to the reporting units based on a percentage of revenue.

	U.S. Medical	International Medical	Total
Balance as of December 31, 2013	$8,165	$6,681	$14,846
Additional goodwill related to AngioScore acquisition (Note 2)	118,658	14,666	133,324
Balance as of September 30, 2014	$126,823	$21,347	$148,170

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired intangible assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Acquired as part of AngioScore acquisition (Note 2):
Technology	$73,510	$—
IPR&D	3,750	—
Customer relationships	23,320	—
Distributor relationships	1,940	—
Trademark and trade names	4,380	—
Non-compete agreements	580	—
Acquired as part of Upstream acquisition (1)
Technology	2,172	6,310
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(4,759)	(1,431)
	$105,623	$5,609
___________________

(1)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies, Ltd. (“Upstream”). As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

See further discussion of the additional goodwill and intangible assets acquired as part of the AngioScore acquisition during the nine months ended September 30, 2014 in Note 2, “Business Combination.”

As a result of market factors associated with the access and overall retrograde interventional market and other relevant factors, the Company evaluated the intangible assets acquired as part of the Upstream acquisition for impairment as of September 30, 2014. This analysis resulted in an intangible asset impairment charge of approximately $4.1 million, reflected in the condensed consolidated statements of operations under the caption, “Intangible asset impairment.” The Company performed a separate impairment analysis for each of the two product technologies acquired from Upstream, which have separately identifiable cash flows. The Company compared the carrying value of the intangible assets acquired to the undiscounted cash flows expected to result from the assets and determined that the carrying amount of both of the acquired core technology assets were not fully recoverable. The Company then determined the fair value of the intangible assets based on estimated future cash flows discounted back to their present value using a discount rate (27%) that reflects the risk profiles of the underlying activities. In conjunction with this analysis, the Company reduced the amount of the contingent consideration liability for the Upstream products by approximately $1.1 million, reflected in the condensed consolidated statements of operations and comprehensive income (loss) under the caption, “Change in fair value of contingent consideration liability.” This reduction was the result of the Company’s determination that it expects to realize lower revenue from sales of the Upstream products than was previously anticipated and make correspondingly lower revenue-related contingent payments.

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis as of December 31, 2013 to indicate that the amount of goodwill may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair value at the date of grant. Options granted through September 30, 2014 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. In June 2014, the Company’s stockholders approved an amendment to the Company’s 2006 Incentive Award Plan that increased the number of shares available for future issuance by 2.9 million shares. At September 30, 2014, there were 3.5 million shares available for future issuance under the Company’s equity plans.

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

Valuation and Expense Information

The Company recognized stock-based compensation expense of $2.5 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $5.2 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards, (2) restricted stock awards issued to the Company’s directors, (3) restricted stock units and performance stock units issued to certain of the Company’s officers, and (4) the estimated fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

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

For all options not subject to a market condition, the fair value of each share option award is estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The Company’s employee stock options have various restrictions, including vesting provisions and restrictions on transfers, hedging and pledging, among others, and are often exercised prior to their contractual expiration. Expected volatilities used in the fair value estimate are based on the historical volatility of the Company’s common stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant. The following is a summary of the assumptions used for the stock options granted during the three and nine months ended September 30, 2014 and 2013, respectively, using the Black-Scholes pricing model:

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected life (years)	5.76	5.84	5.76	5.84
Risk-free interest rate	1.70%	1.39%	1.65%	1.35%
Expected volatility	55.86%	65.54%	61.51%	65.55%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended September 30, 2014 and 2013 was $13.45 and $10.68, respectively, and during the nine months ended September 30, 2014 and 2013 was $13.59 and $10.65, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	3,153,234	$9.72
Granted	319,685	24.24
Exercised	(514,610)	6.50
Canceled	(66,387)	13.72
Options outstanding at September 30, 2014	2,891,922	$11.81	7.06	$42,693,126
Options exercisable at September 30, 2014	1,635,330	$8.13	5.91	$30,157,746

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $26.57 as of September 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. In-the-money options exercisable as of September 30, 2014 totaled approximately 1.6 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $10.8 million and $5.7 million during the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2014	22,190	$18.93
Awarded	26,802	22.39
Vested/Released	(22,190)	18.93
Restricted stock awards outstanding at September 30, 2014	26,802	$22.39

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Purchase Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Restricted stock units outstanding at January 1, 2014	158,622	$—
Awarded	89,458	—
Vested/Released	(58,824)	—
Forfeited	(11,113)	—
Restricted stock units outstanding at September 30, 2014	178,143	$—	1.74	$4,733,260

The following table summarizes PSU activity during the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2014	—	$—
Awarded (at target performance)	500,985	23.43
Vested/Released	—	—
Performance stock units outstanding at September 30, 2014	500,985	$23.43

As of September 30, 2014, there was $22.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans, assuming at-target performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $11.6 million and $39.0 million as of September 30, 2014. This expense is based on an assumed future forfeiture rate of approximately 12.50% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 3.1 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At September 30, 2014, there were approximately 200,000 shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended September 30, 2014 and 2013, the Company recognized $299,264 and $111,000, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recognized $565,388 and $307,000, respectively, of compensation expense related to the ESPP.

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

Options to purchase common stock, the vesting of restricted stock, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for three and nine months ended September 30, 2014 and the nine months ended September 30, 2013 as a result of the net losses incurred for those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2014 and the nine months ended September 30, 2013.  As a result, stock options and restricted stock outstanding representing 2.6 million and 1.9 million shares as of September 30, 2014 and September 30, 2013, respectively, were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. In addition, 7.3 million shares issuable upon the conversion of the Notes were excluded from the computation of diluted net loss per share as of September 30, 2014 because their inclusion would have also been anti-dilutive.

For the three months ended September 30, 2013, a weighted average of 0.6 million shares underlying stock options were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive.

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income	$(13,944)	$434	$(26,170)	$(1,253)
Common shares outstanding:
Historical common shares outstanding at beginning of period	41,668,488	40,719,581	41,208,096	34,839,131
Weighted average common shares issued	153,103	117,610	386,572	3,370,967
Weighted average common shares outstanding — basic	41,821,591	40,837,191	41,594,668	38,210,098
Effect of dilution — stock options	—	1,538,990	—	—
Weighted average common shares outstanding — diluted	41,821,591	42,376,181	41,594,668	38,210,098
Net (loss) income per share — basic and diluted	$(0.33)	$0.01	$(0.63)	$(0.03)

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

U.S. Medical is also corporate headquarters for the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the nine months ended September 30, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $2.4 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $6.5 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
U.S. Medical:
Disposable products	$45,584	$29,212	$105,910	$84,400
Service and other, net of allowance for sales returns	2,256	2,397	6,823	7,429
Equipment sales and rentals	623	923	2,356	3,804
Subtotal	48,463	32,532	115,089	95,633
International Medical:
Disposable products	8,561	5,819	21,337	16,878
Service and other, net of allowance for sales returns	506	454	1,580	1,188
Equipment sales and rentals	1,256	958	3,949	3,192
Subtotal	10,323	7,231	26,866	21,258
Total revenue	$58,786	$39,763	$141,955	$116,891

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment operating (loss) income:
U.S. Medical	$(12,937)	$(26)	$(24,524)	$(2,572)
International Medical	1,104	832	1,344	1,195
Total operating (loss) income	$(11,833)	$806	$(23,180)	$(1,377)

	As of September 30, 2014	As of December 31, 2013

Segment assets:
U.S. Medical	$435,079	$198,639
International Medical	34,261	18,518
Total assets	$469,340	$217,157

For the nine months ended September 30, 2014 and 2013, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue for the nine months ended September 30, 2014 or 2013.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenue
Disposable products revenue:
Vascular intervention	$36,576	$18,956	$79,093	$55,046
Lead management	17,569	16,075	48,153	46,232
Total disposable products revenue	54,145	35,031	127,246	101,278
Service and other, net of allowance for sales returns	2,763	2,851	8,404	8,617
Equipment sales and rentals	1,878	1,881	6,305	6,996
Total revenue	$58,786	$39,763	$141,955	$116,891

NOTE 9 — INCOME TAXES

The Company maintains a valuation allowance against a portion of its deferred tax assets that it does not consider to meet the more-likely-than-not criteria for recognition.  Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2014. The Company does, however, expect to incur current state and foreign tax expense during 2014. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2014, primarily representing a deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes.

The Company’s ability to realize the benefit of its deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to the Company’s history of losses and its planned near-term investments in its growth, the Company has recorded a valuation allowance against substantially all of its deferred tax assets that are in excess of its deferred tax liabilities.  The Company does not expect to reduce the valuation allowance against its deferred tax assets until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty.

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

Trireme

In July 2012, AngioScore sued Trireme Medical, Inc. (“Trireme”), Eitan Konstantino, Quattro Vascular Pte, Ltd., and QT Vascular Ltd., in the U.S. District Court for the Northern District of California, alleging patent infringement. In this action,

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AngioScore seeks injunctive relief and damages. The defendants filed counterclaims against AngioScore for unfair competition, interference with business relationships, false advertising, and defamation, and effective August 25, 2014, the defendants dropped their counterclaims. In June 2014, AngioScore moved to amend its complaint (i) to allege that Trireme’s Chief Executive Officer, Eitan Konstantino, who is a former founder, officer, and member of the board of directors of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while he served as a member of the AngioScore board of directors, and (ii) to add claims against the other defendants for aiding and abetting that breach. The case is scheduled for trial in April 2015.

On June 25, 2014, Trireme sued AngioScore in the U.S. District Court for the Northern District of California seeking to change the inventorship of certain patents owned by AngioScore. Trireme alleges that an Israeli physician, Chaim Lotan, should be named as an inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned the rights he may have had in the three patents to Trireme. The Company intends to vigorously defend against Trireme’s claims.

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

In response to AngioScore’s suit in California state court, Mr. Konstantino sued AngioScore on May 21, 2014 in the Delaware Court of Chancery seeking a ruling that, under the indemnification agreement between Mr. Konstantino and AngioScore, AngioScore must advance Mr. Konstantino’s attorneys fees related to the breach of fiduciary duty claims asserted by AngioScore and indemnify Mr. Konstantino in the event he is found liable for breaching his fiduciary duties. AngioScore filed a crossclaim adding Trireme and QT Vascular to the case, asserting that the defendant companies must contribute to any fees that AngioScore must pay to Mr. Konstantino due to his service on the board of directors of the defendant companies. The Chancery Court heard arguments on August 6, 2014. Following such arguments, the court ruled that the Company must advance Mr. Konstantino’s attorneys fees related to the breach of fiduciary duty claims asserted by AngioScore. The Company intends to continue to vigorously defend against Mr. Konstantino’s claims.

The Company cannot at this time determine the likelihood of any outcome and has no amounts accrued for these matters.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2013 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. To assist the reader in understanding certain terms relating to our business used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2013.

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 65 countries and are used to access and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We recently acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloons. During the nine months ended September 30, 2014, approximately 62% of our disposable product revenue was from products used with our proprietary CVX-300® excimer laser system. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Our Vascular Intervention (“VI”) products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used to treat peripheral arterial blockages, including chronic total occlusions (crossing solutions); and aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy). In addition, through the AngioScore acquisition, we have recently added AngioSculpt™ scoring balloons used to treat coronary and peripheral artery disease to our portfolio of VI products. Our Lead Management (“LM”) products include excimer laser sheaths, dilator sheaths, mechanical sheaths, and accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent, and service our CVX-300 laser systems.

For the nine months ended September 30, 2014, our disposable products generated 90% of our revenue, of which VI products, including the newly acquired AngioSculpt products as of July 1, 2014, accounted for 62% and LM products accounted for 38%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Acquisition of Stellarex™ Drug Coated Angioplasty Balloon Platform

On October 31, 2014, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Covidien LP (“Covidien”). Under the Purchase Agreement, we have agreed to purchase certain assets and assume certain liabilities related to Covidien’s Stellarex™ over the wire percutaneous transluminal angioplasty balloon catheter with a paclitaxel coated balloon (the “DCB Assets”). The DCB Assets include, among other things, the intellectual property, machinery and equipment, and inventories of finished products and raw materials used in connection with the Stellarex catheter. We will pay $30 million in cash to acquire the DCB Assets. In addition, Covidien has agreed to retain certain liabilities relating to milestone payments that may become due in connection with the development of the DCB Assets. The closing of the DCB Assets acquisition, which is expected to occur in early 2015, is subject to approval by the Federal Trade Commission and other regulatory agencies as well as closing of the pending acquisition of Covidien by Medtronic, Inc.

In connection with the Purchase Agreement, we are entering into a Product Supply Agreement (the “Supply Agreement”) with Covidien, under which Covidien agrees to supply certain angioplasty balloon catheter products to us, subject to the terms and conditions set forth in the Supply Agreement. The Supply Agreement will have an initial two-year term with an option to renew the agreement for an additional year under certain circumstances. In addition, we are entering into a Transition Services Agreement with Covidien, pursuant to which Covidien will provide certain transition services to us for up to 24 months following the closing date of the DCB Assets acquisition, subject to extension under certain circumstances.

The Stellarex DCB platform is being studied in an active Investigational Device Exemption (“IDE”) trial in the United States and internationally. It is anticipated that the Stellarex DCB platform will receive European CE mark approval in late 2014 or early 2015. We expect a European launch of the product immediately upon CE mark approval, with U.S. commercialization in the 2017 timeframe, following FDA approval.

In addition to the $30 million up front cash payment, we anticipate development and clinical trial investments in the DCB Assets platform of approximately $75 million over the next three years combined.

FDA Clearance of Peripheral Laser Atherectomy Devices for Peripheral In-Stent Restenosis

On July 23, 2014, we announced FDA 510(k) clearance of our peripheral atherectomy products, Turbo-Tandem® and Turbo Elite®, for the treatment of peripheral in-stent restenosis (“ISR”). ISR occurs when a previously placed stent becomes occluded, or blocked, and is considered to be a challenging condition to treat. FDA clearance was based on the EXCImer Laser Randomized Controlled Study for Treatment of FemoropopliTEal (the arteries above and behind the knee) In-Stent Restenosis (“EXCITE ISR”) clinical findings. EXCITE ISR is the first large multi-center, prospective randomized trial conducted for the treatment of ISR in the arteries above and behind the knee. The EXCITE ISR data was presented as a late-breaking clinical trial at the Transcatheter Cardiovascular Therapeutics (“TCT”) conference, the annual scientific symposium of the Cardiovascular Research Foundation, which was held in September 2014. The FDA clearance gives us the only on-label atherectomy products for peripheral ISR in the industry. Critical data findings include:

•	93.5% procedural success rate using Turbo-Tandem with PTA (also known as balloon angioplasty) vs. 82.7% with PTA alone (p = 0.01).

•	Primary safety endpoint, major adverse event (MAE) rates at 30 days 5.8% vs. 20.5% with PTA alone (p < 0.001).

•	Primary efficacy endpoint, 73.5% freedom from target lesion revascularization (“TLR”) at 6 months vs. 51.8% with PTA alone (p < 0.005).

•	Excimer laser atherectomy with adjunctive PTA was associated with a 52% reduction in TLR (Hazard Ratio 0.48; 95% CI 0.31 - 0.74).

•	Dissection rate of 7.7% vs. 17.2% with PTA alone (p = 0.03).

•	Bailout stenting 4.1% vs. 11.1% with PTA alone (p = 0.05).

•	There was no procedurally related stent damage observed in either cohort.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Acquisition of Angioscore

On June 30, 2014, we completed our acquisition of AngioScore, under an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 27, 2014. Under the terms of the Merger Agreement, we paid the former AngioScore stockholders $230 million in cash, plus certain adjustments relating to working capital set forth in the Merger Agreement, on the acquisition date. We have also agreed to pay additional contingent merger consideration as follows:

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

Business of AngioScore

AngioScore develops, manufactures and markets the AngioSculpt Scoring Balloon Catheter for the treatment of coronary artery disease and peripheral artery disease (“PAD”). The AngioSculpt catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters and rotational atherectomy. The AngioSculpt technology platform includes three models of coronary catheters and one model of peripheral catheters of various sizes and lengths. AngioScore is also developing the Drug-Coated AngioSculpt, the world’s first drug-coated scoring balloon, and a product called CardioSculpt for the treatment of critical aortic valve stenosis.

In July 2014, AngioScore launched its new 200 mm length AngioSculpt catheters. The new AngioSculpt catheters received FDA 510(k) clearance to be marketed for the dilatation of lesions in the iliac, femoral, iliofemoral, popliteal, infra-popliteal, and renal arteries, and to treat obstructive lesions of native or synthetic arteriovenous dialysis fistulae. They are not approved for use in the coronary or neuro-vasculature. The catheters incorporate 200 mm balloons in diameters of 4.0, 5.0 and 6.0 mm with a novel scoring element specifically designed for these longer balloons. The devices are expected to be particularly useful in treating the typical complex and long lesions found above the knee.

For the three months ended September 30, 2014, AngioScore revenue was $14.9 million, which is included in our condensed consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2013 and the six months ended June 30, 2014, AngioScore recognized revenue of $54.7 million and $30.4 million, respectively, and net losses of $7.5 million and $5.0 million, respectively. These amounts are not included in our financial statements. See “Unaudited Supplemental Pro Forma Financial Information” in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report. As a result of the acquisition of AngioScore, our results of operations for the three and nine months ended September 30, 2014 are not comparable with prior periods.

Sales of devices for coronary and peripheral use each comprise approximately 50% of AngioScore’s revenue. Approximately 87% of AngioScore’s revenue for the three months ended September 30, 2014 was from the U.S., 4% was from Japan, and 9% was from the rest of the world. AngioSculpt catheters are sold in the U.S. through a direct sales force to more than 1,200 hospitals and outside the U.S. through a network of international distributors. AngioScore has received regulatory

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

approvals for the AngioSculpt for both coronary and peripheral indications including a Premarket Approval, or PMA, and 510(k) clearance from the FDA in the U.S., CE marks in Europe and Pharmaceuticals and Medical Devices Agency, or PMDA, approvals in Japan.

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

FDA Clearance of Lead Management Mechanical Tools

In April 2014, we received FDA clearance of two new mechanical lead extraction platforms, the TightRail™ Rotating Mechanical Dilator Sheath and the SightRail™ Manual Mechanical Dilator Sheath Set, that expand physicians’ options for removing cardiac leads. These new platforms represent our entry into the mechanical lead extraction device market and complement the laser-based technology that established our leading position in lead extraction. Both product platforms have also received CE mark approval for use in Europe. The first live cases using the products occurred in May 2014. A limited launch of the TightRail products and a full launch of the SightRail products began in early May 2014. We expect to initiate a full launch of the TightRail products in the fourth quarter of 2014.

PHOTOPAC Pilot Study

The Photoablation Followed by a Paclitaxel-Coated Balloon to Inhibit Restenosis in Instent Femoro-popliteal Obstructions (“PHOTOPAC”) pilot study was initiated in late 2011 as a physician-initiated study in Germany.  We have provided support for this study through a milestone-based grant.  The study enrolled 61 patients and was a pilot study evaluating the use of laser ablation followed by a paclitaxel-coated angioplasty balloon (“PTX PTA”) compared with using PTX PTA alone in the treatment of ISR in above-the-knee arteries. During the third quarter, we decided to discontinue the funding of the PHOTOPAC study in order to fund higher priority clinical initiatives, including our own drug-coated balloon program.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Operating Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all expenses for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three and nine months ended September 30, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Revenue
United States	$48,463	82%	$32,532	82%	$115,089	81%	$95,633	82%
International	10,323	18	7,231	18	26,866	19	21,258	18
Total revenue	$58,786	100%	$39,763	100%	$141,955	100%	$116,891	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating income (loss)
United States	$(12,937)	$(26)	$(24,524)	$(2,572)
International	1,104	832	1,344	1,195
Total operating (loss) income	$(11,833)	$806	$(23,180)	$(1,377)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended September 30, 2014 and 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended September 30,
(Dollars in thousands)	2014	% of revenue (1)	2013	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$36,576	62%	$18,956	48%	$17,620	93%
Lead Management	17,569	30	16,075	40	1,494	9
Total disposable products revenue	54,145	92	35,031	88	19,114	55
Laser, service, and other revenue	4,641	8	4,732	12	(91)	(2)
Total revenue	58,786	100	39,763	100	19,023	48
Gross profit (2)	43,086	73	29,710	75	13,376	45
Operating expenses
Selling, general and administrative	35,490	60	22,223	56	13,267	60
Research, development and other technology	7,573	13	5,664	14	1,909	34
Acquisition due diligence, transaction and integration costs	3,826	7	—	—	3,826	nm
Medical device excise tax	864	1	537	1	327	61
Intangible asset amortization	3,055	5	246	1	2,809	nm
Contingent consideration expense	1,037	2	234	1	803	343
Intangible asset impairment and change in fair value of contingent consideration liability, net	3,074	5	—	—	3,074	nm
Total operating expenses	54,919	93	28,904	73	26,015	90
Operating (loss) income	(11,833)	(20)	806	2	(12,639)	nm
Other income (expense)
Interest (expense) income, net	(1,801)	(3)	(1)	—	(1,800)	nm
Foreign currency transaction (loss) gain	(122)	—	35	—	(157)	nm
(Loss) income before income taxes	(13,756)	(23)	840	2	(14,596)	nm
Income tax expense	188	—	406	1	(218)	(54)
Net (loss) income	$(13,944)	(24)%	$434	1%	$(14,378)	nm

Worldwide installed base of laser systems	1,236		1,119		117
___________________________________
(1)     Percentage amounts may not add due to rounding.
(2) Includes the impact of $1.0 million of amortization of acquired inventory step-up in 2014.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 48% to $58.8 million for the three months ended September 30, 2014 as compared with $39.8 million for the three months ended September 30, 2013. The increase was primarily due to revenue from AngioSculpt disposable products and an increase in organic VI and LM disposables revenue, partially offset by a small decrease in laser and related service revenue. “Organic” revenue growth excludes the impact of revenue from AngioScore products, which is included in our results of operations for three months ended September 30, 2014 but not in our historical comparisons.

VI revenue, which includes products used in both the peripheral and coronary vascular systems, increased 93%, to $36.6 million in the third quarter of 2014 as compared with $19.0 million in the third quarter of 2013, primarily due to revenue from AngioSculpt of $14.9 million. Other product categories within VI revenue include: peripheral atherectomy, which increased 19%, crossing solutions, which increased 1%, and coronary atherectomy and thrombus management, which increased 19%, all compared with the three months ended September 30, 2013. Increased peripheral atherectomy product sales were primarily related to unit volume increases, due both to higher sales to hospitals and to office-based physician clinics in the U.S., which contributed to a 19% increase in U.S. peripheral atherectomy sales during the third quarter of 2014 as compared with the third quarter of 2013. The increase in coronary atherectomy and thrombus management revenue was primarily due to a 43% increase in sales of our ELCA® coronary atherectomy catheter in both Japan and the U.S.

LM revenue increased 9% to $17.6 million for the three months ended September 30, 2014 as compared with $16.1 million for the three months ended September 30, 2013. The growth was primarily due to increased units sold as a result of higher lead extraction procedural volumes, including the limited launch of our new TightRail and SightRail mechanical lead extraction products.

Laser, service and other revenue decreased 2%, to $4.6 million in the third quarter of 2014 as compared with $4.7 million in the third quarter of 2013. Equipment sales revenue, which is included in laser equipment revenue, increased 23% in the three months ended September 30, 2014 as compared with the three months ended September 30, 2013. Rental revenue decreased 22% in the three months ended September 30, 2014 as compared with the three months ended September 30, 2013, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by these customers.

We placed 52 laser systems with new customers during the three months ended September 30, 2014 compared with 40 laser systems during the three months ended September 30, 2013. The placements were primarily due to demand in the U.S., and to a lesser extent, in Japan and Europe. Of these laser placements, 11 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory in the third quarter of 2014, compared with 26 transfers or deployments of remanufactured systems in the third quarter of 2013. The new placements this quarter brought our worldwide installed base of laser systems to 1,236 (892 in the U.S.) as of September 30, 2014, compared to 1,119 (821 in the U.S.) as of September 30, 2013.

Geographically, U.S. revenue was $48.5 million for the three months ended September 30, 2014, an increase of 49% from the three months ended September 30, 2013, primarily due to an increase in VI revenue, including AngioSculpt, and, to a lesser extent, an increase in LM revenue, offset by a small decline in laser, service and other revenue.  International revenue totaled $10.3 million for the three months ended September 30, 2014, an increase of 43% from the third quarter of 2013, and an increase of 41% on a constant currency basis (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure).  The increase in international revenue was primarily due to an increase in VI revenue in Europe and Japan, including $2.0 million of AngioSculpt revenue, and to a lesser extent, an increase in LM revenue, primarily in Japan.

Gross margin percentage for the third quarter of 2014 was 73.3% as compared with 74.7% for the third quarter of 2013. Excluding the amortization of the acquired inventory step-up adjustment, gross margin percentage was 75.0% in the third quarter of 2014 (see the “Non-GAAP Financial Measures” section below for a reconciliation of non-GAAP gross margin percentage). The year-over-year increase (excluding amortization of the acquired inventory step-up) was primarily due to higher production volumes and improved manufacturing efficiencies in the third quarter of 2014 as compared with the third

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

quarter of 2013, which resulted in lower unit costs for our disposable products, and product mix, with a higher percentage of higher margin disposables products than laser systems revenue in the third quarter of 2014 as compared with the third quarter of 2013. These increases were partially offset by the addition of the AngioScore products revenue, which carries a slightly lower gross margin percentage than our other disposable products, as well as slightly lower gross margin percentage on laser rental revenue.

Operating expenses

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 60% to $35.5 million for the three months ended September 30, 2014 compared with $22.2 million for the three months ended September 30, 2013.  SG&A expenses represented 60% of revenue in the third quarter of 2014 compared with 56% of revenue in the third quarter of 2013.

Within SG&A, marketing and selling expenses increased nearly $10.7 million for the three months ended September 30, 2014, or 66%, compared with the three months ended September 30, 2013, primarily due to the AngioScore acquisition and the expansion of our field sales teams in early 2014, both in the U.S. and Europe.

Also within SG&A, general and administrative expenses increased $2.6 million for the three months ended September 30, 2014, or 43%, compared with the three months ended September 30, 2013, with increased personnel expenses, primarily due to the AngioScore acquisition, an increase in stock-based compensation expense due to our organizational growth and the recently implemented performance-based equity plan, and an increase in the provision for bad debt expense, professional fees, and insurance expense.

Research, development and other technology. Research, development and other technology expenses of $7.6 million for the three months ended September 30, 2014 increased $1.9 million, or 34%, compared with the three months ended September 30, 2013. As a percentage of revenue, research, development and other technology expenses decreased to 13% in the third quarter of 2014 from 14% in the third quarter of 2013. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Increases in these costs resulted from:

•
Product development costs increased by approximately $1.9 million for the third quarter of 2014 compared with the third quarter of 2013 due to increased new product development personnel costs, an increase in project spending primarily related to the AngioScore Drug-Coated AngioSculpt project, and an increase in regulatory costs, associated primarily with filing and related fees as we prepare to enter new international markets;

•
Clinical studies costs decreased by approximately $0.2 million for the third quarter of 2014 compared with the third quarter of 2013, primarily due to a decrease in costs related to the EXCITE ISR trial; and

•	Royalty costs increased by approximately $0.2 million for the third quarter of 2014 compared with the third quarter of 2013, due to increased revenue.

Acquisition due diligence, transaction and integration costs. We incurred $3.8 million of costs related to the AngioScore acquisition, consisting primarily of severance, retention, and other integration costs during the three months ended September 30, 2014. In addition, these costs include legal fees associated with a patent-related matter in which AngioScore is the plaintiff. We expect integration costs to continue through 2015 as we integrate the operations of AngioScore.

Medical device excise tax. We incurred $0.9 million of expense attributed to the medical device excise tax during the three months ended September 30, 2014, compared with $0.5 million during the three months ended September 30, 2013. The increase in the medical device excise tax was due to increased revenue, including revenue from the AngioScore products, in the third quarter of 2014.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Intangible asset amortization. As part of the AngioScore acquisition in June 2014, and the product acquisition from Upstream Peripheral Technologies Ltd. (“Upstream”) in the first quarter of 2013, we acquired certain intangible assets, which are being amortized over periods from two to 10 years. We recorded $3.1 million of amortization expense related to these intangibles for the three months ended September 30, 2014, compared with $0.2 million for the three months ended September 30, 2013. The increase was due to the intangible assets acquired as part of the AngioScore acquisition. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Contingent consideration expense. For the three months ended September 30, 2014 and September 30, 2013, we recorded $1.0 million and $0.2 million of contingent consideration expense, respectively, related to the increase in our contingent consideration liabilities related to recent acquisitions, due to the passage of time (i.e., accretion). The increase was due to the contingent consideration liability incurred as part of the AngioScore acquisition. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Intangible asset impairment and change in fair value of contingent consideration liability, net. As of September 30, 2014, we recorded an impairment charge of approximately $4.1 million related to the intangible assets acquired from Upstream, based on their updated fair value using revised cash flow assumptions related to those assets. This reduction in estimated fair value was the result of market factors associated with the access and overall retrograde interventional market, and other relevant factors. As a result of our assessment, we remeasured the contingent consideration liability to its fair value and reduced the liability by approximately $1.1 million. The intangible asset impairment charge of $4.1 million and the change in the contingent consideration liability of $1.1 million resulted in a net decrease in net income of approximately $3.1 million for the three months ended September 30, 2014.

Other income (expense)

Interest expense. Interest expense increased by $1.8 million for the three months ended September 30, 2014 compared with the three months ended September 30, 2013, primarily related to the notes issued in June 2014, including amortization of debt issuance costs. We expect interest expense, including amortization of debt issuance costs, to be approximately $7 million annually.

Foreign currency transaction loss. The foreign currency transaction loss of $0.1 million for the three months ended September 30, 2014 resulted from the cash settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and sales to customers in euros, due to a weakening of the euro in the third quarter of 2014.

Adjusted EBITDA

Adjusted EBITDA was $2.7 million for the three months ended September 30, 2014 compared with $3.8 million for the three months ended September 30, 2013. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the Adjusted EBITDA financial measure.

Income (loss) before income taxes

Pre-tax loss for the three months ended September 30, 2014 was $13.8 million, compared with pre-tax income of $0.8 million for the three months ended September 30, 2013.

Income taxes

We maintain a valuation allowance against a portion of our deferred tax assets that we do not consider to meet the more-likely-than-not criteria for recognition.  Given our continuing tax losses, we do not expect to incur current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2014. We do, however, expect to incur current state and foreign tax expense during 2014. In addition, we expect to incur deferred U.S. federal and state tax expense in

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

2014, primarily representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.2 million for the three months ended September 30, 2014, consisting of current foreign and state income tax expense and deferred federal income tax expense.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to our history of losses and our planned near-term investments in our growth, we have recorded a valuation allowance against substantially all of our deferred tax assets that are in excess of our deferred tax liabilities. We do not expect to reduce the valuation allowance against our deferred tax assets until we have a sufficient historical trend of taxable income and can predict future taxable income with a higher degree of certainty.

Net income (loss)
As a result of the items discussed above, we recorded a net loss for the three months ended September 30, 2014 of $13.9 million, or $0.33 per share, compared with net income of $0.4 million, or $0.01 per share, for the three months ended September 30, 2013.

Non-GAAP net income (loss)
Non-GAAP net loss for the three months ended September 30, 2014 was $1.9 million, or $0.05 per share, compared with non-GAAP net income of $0.9 million, or $0.02 per share, for the three months ended September 30, 2013. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The functional currency of Spectranetics International B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH and Spectranetics France SARL is the euro. Spectranetics Switzerland GmbH and Spectranetics Denmark ApS use their respective local currencies as the functional currency. All revenue and expenses are translated to U.S. dollars in the condensed consolidated statements of operations using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended September 30, 2014 as compared with the three months ended September 30, 2013 caused an increase in consolidated revenue of approximately $0.1 million and an immaterial increase in consolidated net income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the nine months ended September 30, 2014 and 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
(Dollars in thousands)	2014	% of revenue (1)	2013	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$79,093	56%	$55,046	47%	$24,047	44%
Lead Management	48,153	34	46,232	40	1,921	4
Total disposable products revenue	127,246	90	101,278	87	25,968	26
Laser, service, and other revenue	14,709	10	15,613	13	(904)	(6)
Total revenue	141,955	100	116,891	100	25,064	21
Gross profit (2)	105,415	74	85,894	73	19,521	23
Operating expenses
Selling, general and administrative	91,682	65	68,089	58	23,593	35
Research, development and other technology	19,364	14	16,320	14	3,044	19
Acquisition due diligence, transaction and integration costs	8,055	6	—	—	8,055	nm
Medical device excise tax	1,977	1	1,568	1	409	26
Intangible asset amortization	3,328	2	656	1	2,672	407
Contingent consideration expense	1,115	1	638	1	477	75
Intangible asset impairment and change in fair value of contingent consideration liability, net	3,074	2	—	—	3,074	nm
Total operating expenses	128,595	91	87,271	75	41,324	47
Operating loss	(23,180)	(16)	(1,377)	(1)	(21,803)	nm
Other income (expense)
Interest (expense) income, net	(2,289)	(2)	1	—	(2,290)	nm
Foreign currency transaction (loss) gain	(120)	—	10	—	(130)	nm
Other income, net	—	—	8	—	(8)	nm
Loss before income taxes	(25,589)	(18)	(1,358)	(1)	(24,231)	nm
Income tax expense (benefit)	581	—	(105)	—	686	(653)
Net loss	$(26,170)	(18)%	$(1,253)	(1)%	$(24,917)	nm

Worldwide installed base of laser systems	1,236		1,119		117
___________________________________
(1) Percentage amounts may not add due to rounding.
(2) Includes the impact of $1.0 million of amortization of acquired inventory step-up in 2014.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 21% to $142.0 million for the nine months ended September 30, 2014 as compared with $116.9 million for the nine months ended September 30, 2013. The increase was due to increased disposables revenue, partially offset by a small decrease in laser, service, and other revenue.

VI revenue increased 44% (43% on a constant currency basis) to $79.1 million for the first nine months of 2014 as compared with $55.0 million for the first nine months of 2013, in part due to revenue from AngioSculpt of $14.9 million. Peripheral atherectomy increased 22%, crossing solutions increased 2%, and coronary atherectomy and thrombus management increased 24%, all compared with the nine months ended September 30, 2013. Increased peripheral atherectomy product sales were primarily related to unit volume increases, due both to higher sales to hospitals and to office-based physician clinics in the U.S., which contributed to a 23% increase in U.S. peripheral atherectomy sales during the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. The increase in coronary atherectomy and thrombus management revenue was primarily due to increased sales of our coronary atherectomy products in both Japan and the U.S.

LM revenue grew 4% (3% on a constant currency basis) to $48.2 million for the nine months ended September 30, 2014 as compared with $46.2 million for the nine months ended September 30, 2013. In the first quarter of 2014, LM revenue decreased 4% compared with the prior year period, which we attributed to a temporary disruption associated with the expansion of the U.S. LM sales team. LM revenue experienced growth of 7% and 9% in the second and third quarters of 2014, respectively, compared with the prior year periods, representing a return to growth as compared to the first quarter of 2014. The growth was primarily due to increased units sold as a result of higher lead extraction procedural volumes, including the limited launch of our new TightRail and SightRail mechanical lead extraction products.

Laser, service, and other revenue decreased 6% to $14.7 million in the nine months ended September 30, 2014 compared with $15.6 million in the nine months ended September 30, 2013. Equipment sales revenue, which is included in laser equipment revenue, increased 4% in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. Rental revenue decreased 25% in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by those customers.

We placed 135 laser systems with new customers during the nine months ended September 30, 2014 compared with 127 during the nine months ended September 30, 2013.  Of these laser placements, 43 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory, compared with 74 transfers or deployments of remanufactured systems in the first nine months of 2013. The new placements during the nine months ended September 30, 2014 brought our worldwide installed base of laser systems to 1,236 (892 in the U.S.) as of September 30, 2014, compared to 1,119 (821 in the U.S.) as of September 30, 2013.

Geographically, revenue in the U.S. was $115.1 million for the nine months ended September 30, 2014, an increase of 20% from the prior year period, primarily due to an increase in VI revenue, including AngioSculpt.  International revenue totaled $26.9 million, an increase of 26% from the first nine months of 2013, or 23% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Japan and Europe, including $2.0 million of AngioSculpt revenue, and to a lesser extent, laser equipment revenue in Europe in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013.

Gross margin percentage was 74% for the nine months ended September 30, 2014 and 73% for the nine months ended September 30, 2013. Excluding the amortization of the acquired inventory step-up adjustment, gross margin percentage was 75% for the first nine months of 2014 (see the “Non-GAAP Financial Measures” section below for a reconciliation of non-GAAP gross margin percentage). The additional margin was generated by higher production volumes and manufacturing efficiencies, in addition to favorable product mix, with a higher percentage of higher margin disposables revenue in the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013. These increases were partially

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

offset by the addition of the AngioScore products revenue, which carries a slightly lower gross margin percentage than our other disposable products, as well as slightly lower gross margin percentage on laser rental revenue.

Operating expenses

Selling, general and administrative. SG&A expenses increased 35% to $91.7 million for the nine months ended September 30, 2014 compared with $68.1 million for the nine months ended September 30, 2013.  SG&A expenses represented 65% of revenue for the first nine months of 2014 compared with 58% of revenue for the first nine months of 2013.

Within SG&A, marketing and selling expenses increased $18.0 million, or 34%, compared with the nine months ended September 30, 2013, primarily due to the AngioScore acquisition and the expansion of our field sales teams in early 2014, both in the U.S. and Europe.

Also within SG&A, general and administrative expenses increased $5.6 million, or 35%, compared with the nine months ended September 30, 2013, with increased personnel expenses, primarily due to the AngioScore acquisition, an increase in stock-based compensation expense due to our organizational growth and the recently implemented performance-based equity plan, and an increase in the provision for bad debt expense, professional fees, and insurance expense.

Research, development and other technology. Research, development and other technology expenses of $19.4 million for the nine months ended September 30, 2014 increased $3.0 million, or 19%, compared with the nine months ended September 30, 2013. As a percentage of revenue, research, development and other technology expenses were stable at 14% in the first nine months of 2014 and 2013. Increases in these costs resulted from:

•
Product development costs increased by approximately $2.6 million compared with the nine months ended September 30, 2013 due to increased new product development personnel, an increase in project spending primarily related to the AngioScore Drug-Coated AngioSculpt project, and an increase in regulatory costs, associated primarily with filing and related fees as we prepare to enter new international markets;

•	Clinical studies costs were flat compared with the first nine months of 2013; and

•	Royalty costs increased by approximately $0.5 million compared with the first nine months of 2013 due to increased revenue.

Acquisition due diligence, transaction and integration costs. We incurred $8.1 million of costs related to the AngioScore acquisition during the nine months ended September 30, 2014, consisting primarily of investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. In addition, these costs include legal fees associated with a patent-related matter in which AngioScore is the plaintiff. We expect integration costs to continue through 2015 as we integrate the operations of AngioScore.

Medical device excise tax. We incurred $2.0 million of expense attributed to the medical device excise tax during the nine months ended September 30, 2014, as compared with $1.6 million during the nine months ended September 30, 2013. The increase in the medical device excise tax was due to increased revenue, including revenue from the AngioScore products, in the nine months ended September 30, 2014.

Acquisition-related intangible asset amortization. We recorded $3.3 million of amortization expense related to the intangible assets acquired as part of the AngioScore acquisition and the Upstream product acquisition for the nine months ended September 30, 2014, compared with $0.7 million for the nine months ended September 30, 2013. The increase was due to the intangible assets acquired as part of the AngioScore acquisition.

Contingent consideration expense. During the nine months ended September 30, 2014 and September 30, 2013, we recorded $1.1 million and $0.6 million of contingent consideration expense, respectively, related to the increase in that liability

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

due to the passage of time (i.e., accretion). The increase was due to the contingent consideration liability incurred as part of the AngioScore acquisition.

Intangible asset impairment and change in fair value of contingent consideration liability, net. As of September 30, 2014, we recorded an impairment charge of approximately $4.1 million related to the intangible assets acquired from Upstream, based on their updated fair value using revised cash flow assumptions related to those assets. This reduction in estimated fair value was the result of market factors associated with the access and overall retrograde interventional market, and other relevant factors. As a result of our assessment, we remeasured the contingent consideration liability to its fair value and reduced it by approximately $1.1 million. The intangible asset impairment charge of $4.1 million and the change in the contingent consideration liability of $1.1 million resulted in a net decrease in net income of approximately $3.1 million for the nine months ended September 30, 2014.

Other income (expense)

Interest expense. Interest expense increased by $2.3 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, primarily related to the notes, including amortization of debt issuance costs. We expect interest expense, including amortization of debt issuance costs, to be approximately $7 million annually.

Foreign currency transaction loss. The foreign currency transaction loss of $0.1 million for the nine months ended September 30, 2014 resulted from the cash settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and sales to customers in euros, due to a weakening of the euro in the third quarter of 2014.

Adjusted EBITDA

Adjusted EBITDA was a loss of $0.9 million for the nine months ended September 30, 2014 compared with Adjusted EBITDA of $7.2 million for the nine months ended September 30, 2013. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the Adjusted EBITDA financial measure.

Loss before income taxes

The pre-tax loss for the nine months ended September 30, 2014 was $25.6 million, compared with a pre-tax loss of $1.4 million for the nine months ended September 30, 2013.

Income taxes

We maintain a valuation allowance against a portion of our deferred tax assets that we do not consider to meet the more-likely-than-not criteria for recognition.  Given our continuing tax losses, we do not expect to incur current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2014. We do, however, expect to incur current state and foreign tax expense during 2014. In addition, we expect to incur deferred U.S. federal and state tax expense in 2014, primarily representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.6 million for the nine months ended September 30, 2014, consisting of current foreign and state income tax expense and deferred federal income tax expense.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to our history of losses and our planned near-term investments in our growth, we have recorded a valuation allowance against substantially all of our deferred tax assets that are in excess of our deferred tax liabilities. We do not expect to reduce the valuation allowance against our deferred tax assets until we have a sufficient historical trend of taxable income and can predict future taxable income with a higher degree of certainty.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Net loss

As a result of the items discussed above, we recorded a net loss for the nine months ended September 30, 2014 of $26.2 million, or $0.63 per share, compared with a net loss of $1.3 million, or $0.03 per share, in the nine months ended September 30, 2013.

Non-GAAP net loss
Non-GAAP net loss for the nine months ended September 30, 2014 was $9.6 million, or $0.23 per share, compared with non-GAAP net loss of $41,000, or $0.00 per share, for the nine months ended September 30, 2013. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The fluctuation in currency rates during the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 caused an increase of approximately $0.6 million in consolidated revenue and an increase of approximately $0.2 million in consolidated net income.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $103.5 million, a decrease of $24.9 million from $128.4 million at December 31, 2013.

As discussed above under “Recent Developments,” on June 3, 2014, we completed the sale of $230 million aggregate principal amount of convertible senior notes. We received $222.5 million from the issuance of the notes, net of $7.5 million of debt issuance costs incurred. We used all of the net proceeds to fund the acquisition of AngioScore.

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

Operating Activities. For the nine months ended September 30, 2014, cash used in operating activities totaled $12.9 million.  The primary sources and uses of cash were:

(1)
Our net loss of $26.2 million included approximately $20.2 million of non-cash expenses. Non-cash expenses included $11.0 million of depreciation and amortization; $5.2 million of stock-based compensation; $3.1 million of asset impairment charge and change in fair value of contingent consideration liability, net; $0.4 million of provision for excess and obsolete inventories; $0.3 million of amortization of debt issuance costs; and $0.3 million of deferred income taxes.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $6.9 million was primarily due to:

•	An increase in equipment held for rental or loan of $6.4 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in inventory of approximately $3.3 million, primarily due to increased sales demand and higher disposables and laser production;

•	An increase in prepaid expenses and other current assets of $2.2 million, primarily due to the pre-payment of certain legal fees to be reimbursed from an escrow account;

•	An increase in accounts receivable of approximately $1.3 million, primarily due to higher sales in the latter half of the quarter; and

•	An increase in other assets of approximately $0.8 million, primarily due to bulk inventory purchases.

•	These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of $7.1 million, primarily due to increased payroll, legal, interest and other liabilities.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The decrease in days sales outstanding was primarily due to the integration of AngioScore. With a higher level of consignment sales, which tend to get processed and paid more promptly, AngioScore’s days sales outstanding historically have been lower than those of Spectranetics. The decrease in inventory turns

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

also was primarily due to the inclusion of AngioScore’s inventory, which historically has turned more slowly than that of Spectranetics, as a result of their extensive use of consignment inventory held at customer locations.

	September 30, 2014	December 31, 2013
Days Sales Outstanding	55	57
Inventory Turns	2.2	4.4

Investing Activities. For the nine months ended September 30, 2014, cash used by investing activities was $239.1 million, consisting of the payment for the AngioScore acquisition of $234.0 million, which includes the base purchase price of $230 million and a working capital adjustment of $4.0 million, and capital expenditures of $5.1 million. This compared with cash used by investing activities of $9.2 million in the nine months ended September 30, 2013, consisting of capital expenditures of $2.7 million and acquisition payments of $6.5 million related to the Upstream product acquisition.  The capital expenditures for the nine months ended September 30, 2014 and September 30, 2013 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

The closing of the DCB Assets acquisition is expected to occur in early 2015, at which time we will pay a $30 million up front cash payment, which will be paid from cash on hand. In addition to the $30 million up front cash payment, we anticipate development and clinical trial investments in the DCB Assets platform of approximately $75 million over the next three years combined. We anticipate these investments to be made from existing cash resources and projected cash flows from our existing business.

We may be required to make future payments related to the AngioScore acquisition. The merger agreement with AngioScore provides for additional payments for revenue-based earn-outs and regulatory approval milestones. The total contingent revenue-based payments cannot exceed $50 million. The total contingent regulatory approval milestones cannot exceed $25 million.

We may be required to make future payments related to the Upstream product acquisition that occurred in the first quarter of 2013. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. As of September 30, 2014, we have paid $6.5 million under the Upstream purchase agreement.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2014 was $227.0 million, consisting of $230.0 million of proceeds from our issuance of the notes, less $7.5 million of debt issuance costs, and $4.5 million from the exercise of stock options and sales of common stock under our employee stock purchase plan. This compared with $95.8 million in the nine months ended September 30, 2013, consisting of $92.0 million of net proceeds from a common stock offering and $3.8 million from the exercise of stock options and sales of common stock under our employee stock purchase plan.

At September 30, 2014, we had no significant capital lease obligations.

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

We may not redeem the notes prior to June 5, 2018. On or after June 5, 2018 and prior to June 5, 2021, we may redeem for cash all or part of the notes if the closing sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately prior to the date we provide the notice of redemption exceeds 130% of the applicable conversion price for the notes. On or after June 5, 2021, we may redeem any or all of the notes in cash.

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

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, we renewed the line of credit for an additional three-year term under substantially the same terms. In May 2014, we amended the Credit Agreement to permit us to consummate the AngioScore acquisition, issue the notes, and amend our certificate of incorporation to increase our authorized shares of common stock. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $12.1 million as of September 30, 2014.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

As of the date of this report, we have had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the three and nine months ended September 30, 2014.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures in this report. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP measures for the respective periods can be found in the tables below. An explanation of the manner in which our management uses these non-GAAP measures to conduct and evaluate our business and the reasons management believes these non-GAAP measures provide useful information to investors are provided following the reconciliation tables.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	September 30, 2014			September 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$48,463	$—	$48,463	$32,532	49%	49%
International	10,323	(113)	10,210	7,231	43%	41%
Total revenue	$58,786	$(113)	$58,673	$39,763	48%	48%

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Nine Months Ended
	September 30, 2014			September 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$115,089	$—	$115,089	$95,633	20%	20%
International	26,866	(621)	26,245	21,258	26%	23%
Total revenue	$141,955	$(621)	$141,334	$116,891	21%	21%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	September 30, 2014			September 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$36,576	$(35)	$36,541	$18,956	93%	93%
Lead Management	17,569	(65)	17,504	16,075	9%	9%
Laser System, Service & Other	4,641	(13)	4,628	4,732	(2)%	(2)%
Total revenue	$58,786	$(113)	$58,673	$39,763	48%	48%

	Nine Months Ended
	September 30, 2014			September 30, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$79,093	$(197)	$78,896	$55,046	44%	43%
Lead Management	48,153	(314)	47,839	46,232	4%	3%
Laser System, Service & Other	14,709	(110)	14,599	15,613	(6)%	(6)%
Total revenue	$141,955	$(621)	$141,334	$116,891	21%	21%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of gross margin to non-GAAP gross margin excluding amortization of acquired inventory step-up (in thousands, except percentages) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gross profit, as reported	$43,086	$29,710	$105,415	$85,894
Amortization of acquired inventory step-up (2)	1,014	—	1,014	—
Adjusted gross profit, excluding amortization of acquired inventory step-up	$44,100	$29,710	$106,429	$85,894

Gross margin percentage, as reported	73%	75%	74%	73%
Non-GAAP gross margin percentage, excluding amortization of acquired inventory step-up	75%	75%	75%	73%

Reconciliation of Net (Loss) Income to Non-GAAP Net (Loss) Income (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income, as reported	$(13,944)	$434	$(26,170)	$(1,253)
Acquisition due diligence, transaction, and integration costs (1)	3,826	—	8,055	—
Amortization of acquired inventory step-up (2)	1,014	—	1,014	—
Acquisition-related intangible asset amortization (3)	3,055	246	3,328	656
Contingent consideration expense (3)	1,037	234	1,115	638
Intangible asset impairment and change in fair value of contingent consideration liability, net (3)	3,074	—	3,074	—
Non-GAAP net (loss) income	$(1,938)	$914	$(9,584)	$41

Footnote explanations can be found following the last non-GAAP tables.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of Net (Loss) Income Per Share to Non-GAAP Net (Loss) Income Per Share (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income per share, as reported	$(0.33)	$0.01	$(0.63)	$(0.03)
Acquisition due diligence, transaction, and integration costs (1)	0.09	—	0.19	—
Amortization of acquired inventory step-up (2)	0.02	—	0.02	—
Acquisition-related intangible asset amortization (3)	0.07	0.01	0.08	0.02
Contingent consideration expense (3)	0.02	0.01	0.03	0.02
Intangible asset impairment and change in fair value of contingent consideration liability, net (3)	0.07	—	0.07	—
Non-GAAP net (loss) income per share (4)	$(0.05)	$0.02	$(0.23)	$0.00

Reconciliation of Net Loss to Adjusted EBITDA (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net (loss) income, as reported	$(13,944)	$434	$(26,170)	$(1,253)
Income tax expense (benefit)	188	406	581	(105)
Interest expense (income), net	1,801	1	2,289	(1)
Depreciation and amortization	2,691	2,463	7,623	7,286
Acquisition due diligence, transaction, and integration costs (1)	3,826	—	8,055	—
Amortization of acquired inventory step-up (2)	1,014	—	1,014	—
Acquisition-related intangible asset amortization (3)	3,055	246	3,328	656
Contingent consideration expense (3)	1,037	234	1,115	638
Intangible asset impairment and change in fair value of contingent consideration liability, net (3)	3,074	—	3,074	—
Adjusted EBITDA	$2,742	$3,784	$909	$7,221

__________________

1)
Acquisition due diligence, transaction, and integration costs are related to the Angioscore acquisition, which closed on June 30, 2014, and primarily included investment banking fees, accounting, consulting, and legal fees. In the third quarter of 2014, integration costs also included severance and retention costs. In addition, these costs include legal fees associated with a patent-related matter in which AngioScore is the plaintiff.

2)	Amortization of acquired inventory step-up relates to the inventory acquired in the AngioScore acquisition.

3)
Acquisition-related intangible asset amortization relates to intangible assets acquired in the AngioScore acquisition in June 2014 and intangible assets acquired from Upstream Peripheral Technologies Ltd. (“Upstream”). Contingent consideration expense represents the accretion of the estimated contingent consideration liability related to future amounts payable to former AngioScore stockholders primarily based on sales of the AngioScore products and achievement of product development milestones, and to Upstream, primarily based on sales of the products acquired.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Intangible asset impairment and change in fair value of contingent consideration liability, net, relates to intangible assets and contingent consideration liability acquired from Upstream. Due to factors associated with the access and overall retrograde interventional market and other relevant factors, we recorded a net charge of $3.1 million, consisting of an impairment charge of approximately $4.1 million related to the intangible assets acquired and a reduction to the contingent consideration liability of $1.0 million.

4)	Per share amounts may not add due to rounding.

Management uses the non-GAAP financial measures as supplemental measures to analyze the underlying trends in our business, assess the performance of our core operations, establish operational goals and forecasts that are used in allocating resources and evaluate our performance period over period on a comparable basis and in relation to our competitors’ operating results. In general, the income or expenses that are excluded from non-GAAP financial measures are intended to enhance the comparability of results between periods and are non-cash costs or non-recurring costs.

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

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Some limitations associated with using these non-GAAP financial measures are provided below:

•	Management exercises judgment in determining which types of charges or other items should be excluded from the non-GAAP financial measures used.

•
Depreciation and amortization expense, while not requiring cash settlement, are ongoing and recurring expenses and have a material impact on GAAP net income and reflect costs to us not reflected in Adjusted EBITDA. Intangible asset impairment, while not requiring cash settlement, reflects an economic cost to us not reflected in Adjusted EBITDA.

•
Items such as the acquisition due diligence, transaction and integration costs, litigation costs, and contingent consideration expense excluded from Adjusted EBITDA and Non-GAAP Net Loss can have a material impact on cash flows and GAAP net income and reflect economic costs to us not reflected in Adjusted EBITDA.

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

Our critical accounting policies and estimates are included in our 2013 Annual Report on Form 10-K.  During the first nine months of 2014, there were no significant changes to our critical accounting policies and estimates.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency fluctuations, which are primarily related to sales of our products in Europe that are denominated primarily in the euro.  Changes in the exchange rate between the euro and the U.S. dollar could adversely affect our revenue and net income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses due to these fluctuations.  Fluctuation in currency rates during the nine months ended September 30, 2014 as compared with the nine months ended September 30, 2013 caused an increase of approximately $0.6 million in consolidated revenue and an increase of approximately $0.2 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of September 30, 2014, a 10% appreciation or depreciation of the U.S. dollar would have a positive or negative impact on our consolidated revenue for the nine months ended September 30, 2014 of approximately $1.6 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2014.

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

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2013 and those disclosed in Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

10.1	Form of Performance Stock Unit Grant. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on October 6, 2014.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

November 6, 2014	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

November 6, 2014	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer