Form 10-K
period 2014-12-31
SPECTRANETICS CORP
filed 2015-02-27
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting stock of the Registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $941,994,676, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of February 2, 2015, there were outstanding 42,168,855 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 2015, are incorporated by reference into Part III as specified herein.

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

A glossary of terms relevant to our products begins on page 81 of this annual report.

ITEM 1.    Business

General

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs.

On June 30, 2014, we completed our acquisition of AngioScore Inc., the U.S. market leader in specialty scoring balloon catheters. AngioScore develops, manufactures and markets the AngioSculpt® scoring balloon catheter for the treatment of peripheral and coronary disease. The AngioSculpt catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters and rotational atherectomy. The AngioSculpt technology platform includes three models of coronary catheters and one model of peripheral catheters of various sizes and lengths. AngioScore is also developing the Drug-Coated AngioSculpt, the world’s first drug-coated scoring balloon. In January 2015, we further augmented our portfolio of products through the acquisition of the Stellarex™ drug-coated balloon (DCB) platform.

During the year ended December 31, 2014, approximately 58% of our disposable product revenue was from products used with our proprietary excimer laser system, the CVX-300®, a decrease from 68% during the year ended December 31, 2013. The percentage decrease primarily related to the sales of the newly acquired AngioSculpt products. Our single-use laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures.

Our disposable devices include Vascular Intervention (VI) and Lead Management (LM) products. For the year ended December 31, 2014, our disposable products generated 90% of our consolidated revenue, of which Vascular Intervention accounted for 64% and Lead Management accounted for 36%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Our business strategy emphasizes:

•	organic growth through new product development;

•	new clinical indications for our existing products;

•	continued execution of our commercial and educational programs;

•	acquisitions that leverage our current customer base and expand our portfolio of products;

•	capitalizing on our expanded U.S. sales force in both VI and LM; and

•	continued global expansion.

We seek to increase the market share of our Vascular Intervention products by:

•	leveraging our differentiated portfolio of products to cross, prepare and treat vascular disease in the markets we serve;

•	increasing use of our products to treat chronic total occlusion (CTO), in-stent restenosis (ISR), and critical limb ischemia (CLI) in the legs, and complex coronary conditions in the heart;

•	launching the newly acquired Stellarex DCBs in Europe and obtaining approval in the U.S. through clinical trial investment;

•	executing on new products in development and obtaining new products through licensing and acquisition; and

•	expanding our global distribution and reach.

We seek to increase sales of our Lead Management products by:

•	further penetrating the market to treat infected leads through a targeted infection awareness campaign;

•	increasing sales of our mechanical lead extraction tools;

•	developing new products targeting the unmet needs of our physician customers;

•	continuing to focus on training physicians and fellows through our simulation systems and other training programs;

•	expanding our sales force reach and distribution; and

•	further penetrating the market to treat other lead conditions classified as Class II Indications for Lead Removal by the Heart Rhythm Society.

Internationally, we are focused on:

•
increasing our sales presence in our current top markets by increasing the size of our field sales team, maximizing our distribution network, and separating into two distinct teams focused on VI and LM, respectively, in our key markets in Europe;

•	successfully launching Stellarex in Europe;

•	continuing to gain market share with mechanical lead extraction tools;

•	continuing healthy growth in Japan; and

•
further developing a market for our products in the BRIC (Brazil, Russia, India, and China) countries, with an initial launch of our laser-based products expected to start in Brazil, India, and China (pending regulatory approvals), supported by dedicated personnel to be located in each of those major emerging markets.

Our Vascular Intervention products include:

•
support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including CTOs (crossing solutions);

•	a broad range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy);

•	cardiac laser and aspiration catheters to treat blockages in the heart (coronary atherectomy and thrombectomy);

•	AngioSculpt scoring balloon catheters, the next generation in specialty angioplasty balloon catheters to treat complex peripheral and coronary artery disease; and

•	the Stellarex DCB catheters to treat PAD.

Our Lead Management products include:

•	excimer laser sheaths;

•	non-laser mechanical sheaths; and

•	cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

We also sell, rent, and service our CVX-300 laser systems.

Our two operating segments are United States Medical and International Medical. United States Medical includes direct sales operations in the United States and Canada. International Medical includes our sales presence in over 65 countries outside of the U.S. and Canada, including our direct sales operations in certain countries in Europe and Puerto Rico and a network of approximately 40 distributors. Total international revenue in 2014 (including Asia Pacific and Latin American countries) was 18% of our consolidated revenue.

Vascular Intervention Products

Peripheral Vascular Intervention Products

Peripheral artery disease is characterized by clogged or obstructed arteries in the lower extremities. The resulting lack of blood flow can cause leg pain, cramping and weakness, and lead to tissue loss or, in very serious cases, amputation. PAD is estimated to impact over 200 million people in the world, growing 25% from 2000 to 2010. In the U.S. and Europe alone, 25 million people are afflicted with PAD. About 10 million of these patients suffer from typical symptoms such as leg pain while walking or resting. PAD patients are underdiagnosed and undertreated with as few as 1 million patients receiving endovascular treatment each year, according to 2014 and 2015 Millennium Research Group (MRG) reports and IMS Health data. Of these endovascular cases, only about 100,000 utilize an atherectomy device. An additional 400,000 to 500,000 PAD patients annually undergo bypass surgery or amputation in the U.S. and Europe.

Research shows that nearly half of all amputations occur without appropriate diagnostics and consideration of minimally invasive treatment options, leading to unnecessary amputations. This has a tremendous impact on patient quality of life, five year mortality and healthcare economics. According to internal estimates, reducing amputations by 25% could save $3 billion in treatment and follow-up costs annually in the U.S. alone.

We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, prefer minimally invasive solutions to treat PAD when appropriate for the patient. Our focus and core competency is providing solutions for three complex conditions in PAD, namely CTO, ISR, and CLI. We do this by providing sound clinical solutions to cross, prepare and treat the lesion, thereby restoring blood flow and delivering the best long term outcomes for our customers’ patients.

Crossing the Lesion

We are the leader in the U.S. support catheter market, which IMS Health estimates to be approximately $45 million in the U.S. annually. To treat PAD, a physician must first cross the lesion with an interventional guidewire. Physicians encounter a CTO, which is a complete or near-complete blockage of a blood vessel, in approximately 40% of PAD procedures and as high as 80% in advanced CLI cases. The interventional procedure, whether atherectomy, balloon dilation, or stent placement, cannot occur without first crossing the lesion. Our crossing solutions products support vascular access in the arterial system to enable both coronary and peripheral interventions. Our primary crossing solutions products include the Quick-Cross™, Quick-Cross Select, and Quick-Cross Extreme.

Physicians typically use a guidewire to attempt to cross a lesion and, with most CTOs, elect to use a support catheter, such as the Quick-Cross, Quick-Cross Extreme, or Quick-Cross Select catheters, to provide directional support, transmission, columnar strength, and the ability to gain access into difficult branched anatomy. All of our support catheters offer a low profile tapered distal tip, slick, low-friction outer coating, and three radiopaque markers to aid in assessing lesion geometry.

The Quick-Access™ Needle Holder and the Quick-Cross Capture™ Guidewire Retriever can assist physicians with retrograde access. We believe these two technologies enable the physicians to easily, reliably, and safely capture and exchange guidewires in retrograde procedures, for example, when access from the traditional access sites, such as the patient’s groin, is not possible.

Preparing the Vessel

Our laser atherectomy and AngioSculpt specialty scoring balloon catheter vessel preparation technologies are a core part of our business. To maximize the benefit of vascular treatments, whether stents, drug-coated balloons or covered stent platforms, preparation of the vessel can be advantageous. Our portfolio of products is uniquely aligned to prepare vessels in connection with the complex challenges our physician customers face.

Laser atherectomy has been approved or cleared by the Food and Drug Administration (FDA) for peripheral stenoses and occlusions, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy or thrombectomy devices. Our Turbo-Elite™ and Turbo-Tandem™ catheters are approved to treat stenoses and occlusions within the arteries of the leg. In 2014, we obtained FDA 510(k) clearance of our Turbo-Tandem and Turbo-Elite products for the treatment of ISR.

We offer our laser catheters in sizes ranging from 0.9 to 2.5 millimeters in diameter, enabling physicians to treat both smaller and larger diameter arteries. We believe our laser system and Turbo-Elite catheter technology offer several patient benefits, including a minimally invasive alternative to bypass surgery and amputation, predictable outcomes in addressing PAD, short procedure time and a robust safety profile. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion under x-ray guidance using conventional angioplasty tools. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the lesion. Our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip. It can break down the molecular bonds of plaque, moderate calcium and thrombus into particles, the majority of which are smaller than red blood cells, without significant thermal damage to surrounding tissue.

The acquisition of AngioScore expanded our portfolio of products for both vessel preparation and vessel treatment. The AngioSculpt scoring balloon catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters, including a lower occurrence of flow-limiting dissections and balloon slippage. The AngioSculpt peripheral scoring balloon platform includes catheters of various sizes and lengths to treat PAD both above and below the knee, and is uniquely suited for the treatment of complex disease, including calcified lesions, complex de novo/restenotic disease and the treatment of ISR lesions. AngioScore has received regulatory approvals for the AngioSculpt scoring balloons for both coronary and peripheral indications, including a Premarket Approval (PMA) and 510(k) clearance from the FDA in the U.S., CE marks in Europe and Pharmaceuticals and Medical Devices Agency (PMDA) approvals in Japan.

In July 2014, AngioScore launched its new 200 mm length AngioSculpt scoring balloon catheters, which incorporate 200 mm balloons in diameters of 4.0, 5.0 and 6.0 mm with a novel scoring element specifically designed for these longer balloons. The devices are expected to be particularly useful in treating the typical complex and long lesions found above the knee.

In-Stent Restenosis (ISR)

Physicians frequently implant stents to open obstructed blood vessels in patients suffering from PAD. Although stents deliver improved overall outcomes compared to Percutaneous Transluminal Angioplasty (PTA) treatment, restenosis (a return of the blockage) is common, and stent re-obstruction or ISR is therapeutically challenging. Once ISR develops, there is a 65% chance of recurrence after PTA treatment. PTA, which is commonly known as plain-old-balloon-angioplasty (POBA), has been considered the standard of care for treatment of ISR. In 2014, our Turbo-Tandem and Turbo-Elite products became the only atherectomy devices cleared by the FDA for the treatment of ISR. Clinical data demonstrated superior safety and efficacy of laser atherectomy with adjunctive PTA compared with PTA alone. With an estimated 115,000 cases of ISR in the U.S. and 250,000 worldwide, we believe we are uniquely positioned to capitalize on potential market opportunities of $350 million domestically and up to $750 million worldwide.

Critical Limb Ischemia (CLI)

We estimate that nearly half of all PAD procedures involve CLI, a condition defined by a range of symptoms, from pain at rest to the presence of ulcers, tissue loss or gangrene. Our products can prepare and treat multiple lesion morphologies, including plaque, calcium, restenotic tissue and thrombus. Both laser atherectomy and scoring balloon technologies may be used alone or adjunctively on CLI patients to quickly restore blood flow to the lower extremities. The primary modalities for the treatment of lower limb disease are either atherectomy plus PTA or PTA alone. Because the disease of the lower leg is primarily a diffuse, occlusive disease, removal or debulking of the lesion may be necessary to restore robust blood flow. The Turbo-Elite catheters come in a range of sizes and are uniquely designed to safely prepare the long diffuse lesions commonly found in CLI disease. Our Turbo-Elite laser atherectomy catheter ablates from the tip and has a very low profile. These two important features allow the physician to safely reach deep into the arteries of the foot. The AngioSculpt PTA scoring balloon comes in a range of sizes tailored to the arteries of the lower leg and can be used as primary treatment in calcific lesions or used adjunctively with laser atherectomy to expand the vessel while reducing the risk of dissection.

Treating the Vessel

Physicians typically treat PAD by using balloon angioplasty (either a scoring balloon, drug-coated balloon or POBA), or by placing a stent (either drug-coated, bare metal or covered). The acquisition of AngioScore in 2014 augmented our portfolio of products to treat vascular lesions. AngioSculpt peripheral scoring balloon catheters can be used for treatment of many lesion types, including highly calcified lesions, non-stent zones, and in-stent or native-vessel restenotic disease.

The acquisition of Stellarex in January 2015 further augmented our portfolio of products to treat vascular lesions. The Stellarex DCB platform is designed to treat peripheral arterial disease. Stellarex uses EnduraCoat™ technology, a durable, uniform coating designed to prevent drug loss during transit and facilitate controlled, efficient drug delivery to the treatment site. We believe that the acquisition of the Stellarex DCB platform enhances our DCB expertise and will accelerate our efforts to bring Drug-Coated AngioSculpt (DCAS) scoring balloons to market. The market opportunity for DCBs is estimated to approach $700 million to $1 billion over the next several years. The Stellarex DCB platform received CE mark to be marketed in the European Union in December 2014, and we launched the product in Europe in late January 2015. It is not approved in the United States, where it is currently limited to investigational use.

Coronary Vascular Intervention Products

Specialty Scoring Balloons, Atherectomy and Thrombectomy. In the coronary market, our disposable catheters are used to cross, prepare and treat complex coronary artery disease as an adjunctive treatment to traditional percutaneous coronary interventions (PCI) using balloons and stents.

Our coronary atherectomy product portfolio comprises a broad selection of proprietary laser catheters that can be used to treat many types of coronary artery disease. Approved indications include occluded saphenous vein bypass grafts, ostial lesions, long lesions, moderately calcified stenoses, total occlusions traversable by guidewire, lesions with previously failed balloon angioplasty, and restenosis in 316L stainless steel stents, prior to brachytherapy. In this market, our laser catheters are frequently used with other devices such as balloons and drug-eluting stents. Our product for coronary atherectomy is the ELCA™ Laser Ablation Catheter.

With the acquisition of AngioScore, we expanded our ability to prepare and treat a variety of complex coronary diseases. There are a variety of sizes of the AngioSculpt scoring PTCA balloon catheter, designed to treat both focal and diffuse disease. The approved indication is for the treatment of ISR and complex type C lesions, which are considered the most difficult lesions to treat with an anticipated procedural success rate of less than 60% or a high risk of abrupt closure, or both, for the purpose of improving blood flow through the heart muscle. It is the only coronary specialty scoring balloon with an indication for the treatment of complex type C lesions.

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

Lead Management Products

We are a global leader in devices for the removal of pacemaker and defibrillation cardiac leads. We believe that approximately 400,000 patients worldwide are indicated every year for a potential lead extraction as a result of an infection, classified by the Heart Rhythm Society as a Class I Indication for Extraction of Cardiac Leads, or a Class II Indication for Extraction of Cardiac Leads, which includes malfunction, system upgrade, venous occlusion, and other less common reasons. We believe that this results in a $700 million market potential with approximately 20% from Class I indications and approximately 80% from Class II indications. We believe that, although infection is a Class I indication for lead extraction, a majority of patients with cardiac device infection are not being treated. The near-term consequence of delayed device removal for infection is an increase in the mortality rate of such patients. Recognizing this, in 2009, the Heart Rhythm Society strengthened recommendations for extraction of infected leads.

We also believe that the majority of the Class II non-infected leads are capped and left in the body as a predominant mode of practice, based on physician perception of risk associated with removal and perception that abandoned leads are benign. We believe the long-term consequences associated with abandoned leads are more significant than generally believed and that clinical data, strongly supporting the safety of lead removal, will be instrumental in reshaping perceptions around this procedure as a mainstream treatment option for patients with devices.

Consistent with our view, the Heart Rhythm Society updated its recommendations for lead extraction in 2009 and expanded the list of indications for lead extraction to include several well-defined scenarios involving non-functional leads, functional leads and venous occlusion. Additional trends driving the Lead Management business include:

•
Advisory leads: An advisory lead is a lead for which a physician advisory has been issued by the lead’s manufacturer. Since 2007, nearly 500,000 implantable cardioverter defibrillator (ICD) leads have been recalled worldwide, elevating physician awareness of the need to employ a comprehensive lead management strategy for their patients, including appropriate use of lead removal.

•
MRI compatibility: The Heart Rhythm Society guidelines from 2009 identified specific clinical indications related to device patients requiring magnetic resonance imaging (MRI), because nearly 200,000 device patients each year cannot have an MRI performed due to the potential for serious adverse events of exposing a traditional pacemaker and pacing leads to a strong magnetic field. Inactive, capped leads pose an increased safety risk to patients requiring an MRI, and therefore, it is strongly recommended that these capped leads should be considered for extraction. As a result, we believe there will be a growing opportunity for lead extraction for these patients requiring an MRI.

•
Occlusions and redundant leads: According to clinical research conducted by the cardiac rhythm management industry, patients suffering from congestive heart failure and patients who have had prior heart attacks may have reduced mortality risk because of the implant of an ICD. Because the most advanced ICD systems, known as cardiac resynchronization therapy defibrillators (CRT-Ds), have more leads per device than standard pacemakers, and because defibrillation leads are typically larger in diameter than pacemaker leads, the potential for venous occlusion is increased. This is especially true where an existing pacing system is upgraded to an ICD system, resulting in a redundant ventricular pacing lead. As a result, we believe these situations lend themselves to an increased likelihood of redundant leads being removed.

Our primary Lead Management products include:

Spectranetics Laser Sheaths (GlideLight™ and SLS™ II). Spectranetics Laser Sheaths are laser-assisted lead removal devices designed to be used with our CVX-300 excimer laser system to extract implanted leads with minimal force.

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

Lead Locking Device (LLD™).  Our Lead Locking Device product complements our laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material.

FDA Clearance of Lead Management Mechanical Tools

In April 2014, we received FDA clearance of two new mechanical lead extraction platforms, the TightRail™ Rotating Dilator Sheath and the SightRail™ Manual Dilator Sheath, which expand physicians’ options for removing cardiac leads. These new platforms represent our entry into the mechanical lead extraction device market and complement the laser-based technology that established our leading position in lead extraction. Both product platforms have also received CE mark approval for use in Europe. The first live cases using the products occurred in May 2014. A limited launch of the TightRail products and a full launch of the SightRail products began in early May 2014. We expect to initiate a full launch of the TightRail products in the first half of 2015.

Laser Equipment and Services

We sell or rent our CVX-300 excimer laser systems to hospitals and physicians’ offices, and our field service engineers service the laser systems on a periodic basis.

Corporate Information

The Spectranetics Corporation is a Delaware corporation formed in 1984. Our principal executive offices are located at 9965 Federal Drive, Colorado Springs, Colorado 80921. Our telephone number is (719) 633-8333.

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

In December 2009, to resolve a federal investigation, we entered a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (OIG). The Corporate Integrity Agreement acknowledges the existence of our corporate compliance program and provides for certain other compliance-related activities during the five-year term of the agreement. Those activities include specific written standards, training, education, review, disclosure and reporting requirements related to our governmental reporting functions, sales and promotional activities, and clinical studies. We have enhanced our compliance systems to address the provisions of the Corporate Integrity Agreement. The last of five reporting periods ended in December 2014. We submitted our final Annual Report to the OIG in February 2015, and we anticipate that the OIG will close out the Corporate Integrity Agreement in the second quarter of 2015.

Research and Development

We believe research and development investments are critical to increasing our revenue and revenue growth rate. Our product development and technology teams are focused on developing additional disposable devices addressing the Vascular Intervention and Lead Management markets, including drug-coated balloons, and further developing our laser system. We believe in the near-term our primary research and development efforts and expenses will be concentrated on our Stellarex and DCAS programs. Our team of research scientists, engineers and technicians, supported by third-party research and engineering organizations, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies costs, regulatory costs, and royalty costs, totaled $28.7 million in 2014, $22.1 million in 2013 and $16.8 million in 2012.

Clinical Trials

We sponsor and support clinical investigations to evaluate patient safety and clinical efficacy, and to advance adoption and support regulatory approval or clearance for new product initiatives. Our clinical and regulatory departments are focused on developing the necessary clinical data to achieve initial regulatory approval or clearance, and expanded indications for our existing and emerging products around the world. The goal of a clinical trial is to meet the primary endpoint, which measures clinical effectiveness and may also provide information about the performance and safety of a device, which are the bases for FDA approval or clearance. Primary endpoints for clinical trials are selected based on the proposed intended use of the medical device. Results in clinical trials form the basis for approval or clearance of the product, but results in clinical practice may be somewhat less favorable than in a trial, because there may be variables in clinical practice that are controlled in the clinical trial setting.

The following is a summary of selected current and recent clinical trials. We have also provided a summary of our historical pivotal trials that led to PMA approval or 510(k) clearance of our coronary, peripheral and lead extraction products.

Current and Recent Clinical Trials

The trials listed below represent the significant trials we are currently conducting or have recently conducted. This is not a complete listing of every trial conducted or underway. We may not complete some or all of the trials underway, and the clinical results of the completed trials may not be favorable, or even if favorable, they may not be sufficient to support approval or clearance of a new device or a new indication for a currently approved or cleared device.

EXCITE ISR

In 2011, the FDA granted approval for an investigational device exemption for the EXCImer Laser Randomized Controlled Study for the treatment of Femoropopliteal arteries (above and behind the knee) ISR (EXCITE ISR) study, a multi-center, randomized, controlled trial to investigate ISR in the legs. The study incorporated a 2:1 randomization plan, comparing laser ablation using our Turbo-Tandem and Turbo-Elite laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone as a control. The first enrollment in the study occurred in June 2011. The planned enrollment was 318 subjects at up to 35 active sites in the U.S. Subjects enrolled are followed at one, six, and 12 months after the procedure. The primary endpoint is freedom from target lesion revascularization (TLR) through six months following the procedure. The primary safety endpoint is freedom from major adverse events (MAE), such as death, major amputation, or TLR, at 30 days following the procedure.

ISR occurs when a previously placed stent becomes occluded, or blocked. We designed the treatment-to-control EXCITE ISR study to investigate the safety and efficacy of treatment with laser atherectomy in subjects with ISR, and the study was adequately powered based on hypothesized results.

In May 2013, we received agreement from the FDA for an adjunct analysis plan that allowed us to explore submission of a new 510(k) for the ISR indication prior to full enrollment of the EXCITE ISR study. In March 2014, we announced early termination of the EXCITE ISR study, achieving statistically significant results in both safety and efficacy. We met the endpoints of the study based on the enrollment of 250 patients versus the 318 patients originally planned. Based on this result, we will complete the follow-up of subjects enrolled in the EXCITE ISR study, but we have discontinued enrollment of new subjects.

In July 2014, we announced FDA 510(k) clearance of Turbo-Tandem and Turbo-Elite for the treatment of peripheral ISR in bare nitinol stents, when used in conjunction with percutaneous transluminal angioplasty. These products are now the only atherectomy devices cleared by the FDA for the treatment of ISR. FDA clearance was based on the EXCITE ISR clinical findings. The EXCITE ISR data was presented as a late-breaking clinical trial at the Transcatheter Cardiovascular Therapeutics (TCT) conference, the annual scientific symposium of the Cardiovascular Research Foundation, which was held in September 2014.

In January 2015, the initial results of the EXCITE ISR trial as presented at TCT were published in the Journal of the American College of Cardiology; Cardiovascular Interventions. Also in January 2015, the complete six month results of the EXCITE ISR trial were presented at the Leipzig Interventional Course (LINC) conference.

PATENT

In January 2013, we presented preliminary information from the Photo Ablation Using the Turbo-Booster® and Excimer Laser for In-Stent Restenosis Treatment, or PATENT, registry. A total of 90 patients were included by December 2011 at five centers in Germany. Seventy-three patients were followed through 12 months. The study population included patients with PAD ranging from intermittent claudication to critical limb ischemia (Rutherford class 2-5). Lesions ranged from 1cm to 38cm with average total lesion length of 12.3cm, and 94.4% were in the superficial femoral artery.

Final information from the PATENT registry was published in the February 2014 edition of the Journal of Endovascular Therapy. The design of the PATENT registry was similar to the design of the treatment arm of the EXCITE ISR study.

Stellarex DCB ILLUMENATE

The Stellarex DCB platform is being studied in an active Investigational Device Exemption (IDE) trial in the U.S. and internationally. There are four active above-the-knee ILLUMENATE clinical trials in addition to the completed First-in-Human (FIH) ILLUMENATE trial:

The ILLUMENATE FIH Study was a prospective multi-center study designed to assess the clinical performance of the Stellarex DCB above-the-knee. In the study, 58 superficial femoral and/or popliteal lesions (7.2 cm average length) in 50 subjects were pre-dilated with an uncoated angioplasty balloon, followed by treatment with the Stellarex DCB. Another 37 superficial femoral and/or popliteal lesions (6.4 cm average length) in 28 subjects were not pre-dilated and were directly treated with the Stellarex DCB (the direct DCB group).

•
Primary patency at 12 months (defined as the treated artery remaining open without further treatment required or renewed blockage detected by ultrasound scanning) was 89.5% in the pre-dilated + DCB group and 77.5% in the direct DCB group.

•	Freedom from clinically driven TLR at 12 months was 90.0% in the pre-dilated + DCB group and 85.4% in the direct DCB group.

•	Primary patency was also reported to be 80.3% in the pre-dilated + DCB group at 24 months demonstrating continued durability of the procedure.

•	No major amputations or cardiovascular deaths were reported in either group.

•	The data presented above related to the direct DCB group reflects follow up on 22 of the 28 patients.

The ILLUMENATE Pharmacokinetic Study is a study that evaluates the drug levels in the blood and has a planned enrollment of 25 subjects at up to two sites.

The ILLUMENATE Pivotal Trial is a randomized trial to support PMA in the U.S. and has a planned enrollment of up to 360 subjects at 45 sites.

The ILLUMENATE European Randomized Trial is similar to the U.S. Pivotal trial and has a planned enrollment of up to 360 subjects at 30 sites.

The ILLUMENATE Global Registry is a non-randomized trial with a planned enrollment of up to 500 subjects at 65 sites.

These five clinical trials will be used to evaluate the safety and effectiveness of the Stellarex DCB platform and are intended to support U.S. and Canada regulatory approval. We cannot predict the outcome of the active ILLUMENATE clinical trials, and the favorable outcome of the FIH study is not predictive of the outcome of any other trials. Currently, we anticipate U.S. approval and commercialization of the Stellarex DCB platform during 2017, though there is no assurance that the ongoing trials will support approval, and there is no assurance that our anticipated time frame will be met. The Stellarex DCB platform received European CE mark approval in December 2014. We launched the product in Europe in late January 2015.

Historical Pivotal Clinical Trials

The Lead Extraction in Contemporary Settings, or LExICon, trial was an observational, multi-center retrospective data collection study of consecutive laser lead extractions using the SLS II lead management system, evaluating factors affecting success and complications. The study was published in the February 9, 2010 issue of the Journal of the American College of Cardiology. The study examined laser-assisted lead removal of 2,405 leads in 1,449 subjects at 13 centers between January 2004 and December 2007, using the SLS II laser sheath. Resulting key data points included: (i) 97.7% clinical success rate, (ii) 96.5% complete lead removal success rate, (iii) 1.4% major adverse event rate, and (iv) 0.28% procedural mortality rate.

The CLiRpath Excimer Laser System to Enlarge Lumen Openings, or CELLO, trial was a pivotal IDE clinical trial for the combination of our Turbo-Booster with our Turbo-Elite laser catheter in the treatment of arteries within the legs. We enrolled 65 subjects in the trial at 17 sites in the United States and Europe. The trial included subjects with stenoses and occlusions that were greater than or equal to 70% and less than or equal to 100% of the vessel lumen within arteries four to seven millimeters in diameter. Based on a review of the data, in June 2007, we received clearance from the FDA to market our Turbo-Booster product for directing and supporting our laser catheters to assist in atherectomy of arterial stenoses and occlusions in the leg. The Turbo-Booster functions to guide and offset the Turbo-Elite laser catheter facilitating directed ablation of blockages in the main arteries at or above the knee. The CELLO trial data through the 12 month follow-up was published in The Journal of Endovascular Therapy in December 2009.

FDA clearance for use of our CVX-300 excimer laser system for the treatment of CTOs in the leg that are not crossable with a standard guidewire was based on the Laser Angioplasty for Critical Limb Ischemia, or LACI, trial, which dealt with multi-vessel PAD in patients presenting with CLI who are not eligible for bypass surgery. The

LACI trial enrolled 145 patients at 15 domestic and several European sites. The purpose of the study was to evaluate the effectiveness of laser-assisted PCI for CLI patients who were poor candidates for surgical revascularization, and, as a result, at a higher risk for amputation. The primary endpoint was limb salvage for a six month follow-up period. Although the outcome of the trial was favorable, the FDA issued a non-approval letter due to concerns over the non-randomized nature of the trial, use of a historical control group, and the inability to distinguish the specific benefit of laser treatment since it was used adjunctively with balloons and stents. Based on subsequent discussions with the FDA, we elected to pursue 510(k) clearance to market our products to patients who have total occlusions that are not crossable with a guidewire, which is a subset of the LACI data. On January 14, 2004, we submitted data on 47 patients that showed an overall procedural success rate of 72%. The data consisted of 28 patients from the LACI trial supplemented with an additional 19 patients treated at two other sites that were not part of the original LACI trial, but followed the LACI trial protocol. There was no significant difference in serious adverse events as compared with the entire set of patients treated in the LACI trial. We received 510(k) clearance from the FDA on April 27, 2004.

Regarding our cardiac lead removal products, the Pacemaker Lead Extraction with the Excimer Sheath, or PLEXES, trial was completed in October 1996 and demonstrated that use of our original SLS laser sheath increased the complete lead removal success rate to 94% as compared with 64% for mechanical lead removal techniques. This was a randomized trial that enrolled more than 750 patients. Another study, completed in 1999 and published in December 2000 in the Journal of Interventional Cardiac Electrophysiology, reported that using both our original SLS laser sheath and LLD increased our success rate to 98%.

Initial FDA approval for use of our excimer laser for coronary indications was based on the results of the Percutaneous Excimer Laser Coronary Angioplasty, or PELCA, trial which evaluated a registry of laser usage in blocked coronary arteries and served as the basis for the FDA approval for our technology in 1993.

Sales and Marketing

Our sales goals are to increase the use of our portfolio of vascular and cardiovascular tools in new and existing accounts globally. We seek to educate and train physicians and institutions regarding the safety, efficacy, ease of use and growing number of applications addressed by our VI and LM portfolios of products through published studies of clinical applications and our various training initiatives. By leveraging the success of existing product applications, we hope to expand the use of our technologies in new applications.

U.S. Sales and Marketing

During 2014, we nearly doubled our sales and marketing team through planned expansion and the acquisition of AngioScore. We divide our U.S. sales organization into two separate groups, one focusing on VI and the other on LM, because there are different selling strategies and physician specialties for these applications. Our VI sales team members primarily work with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures on a more regular basis and with a wider range of treatment options. Our LM sales team members primarily work with electrophysiologists and cardiac surgeons who perform lead extraction procedures.

We conduct education sessions for both VI and LM customers with our simulation system, which augments traditional procedural training for physicians on the use of our products in peripheral interventions and lead extraction procedures by permitting hands-on practice with extraction tools and techniques in multiple case scenarios in a virtual operating environment.

Our field team in the U.S. includes field service engineers who are responsible for the installation of lasers and participation in the training program at each site. The field service engineers also perform ongoing service on the lasers placed under our various rental programs.

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

International Sales and Marketing

We have a sales presence in over 65 countries outside of the U.S., including our direct sales operations in certain countries in Europe and Puerto Rico and a network of over 40 distributors. We sell substantially all of our products internationally. Total international revenue in 2014 was $37.5 million, or 18% of our consolidated revenue. This represents an increase of 31% over 2013 international revenue of $28.7 million, or 30% on a constant currency basis (see the “Non-GAAP Financial Measures” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of the constant currency financial measure). For further discussion of our International Medical segment and our financial information by geographic areas, please see Note 12, “Segment and Geographic Reporting,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

We market and sell our products in Europe, the Middle East and Russia through our wholly-owned subsidiary, Spectranetics International, B.V., and its wholly-owned international subsidiaries and through distributors.

Besides the operations of Spectranetics International, B.V. and its subsidiaries, we conduct international business in Japan and an expanding set of countries in the Asia Pacific and Latin America regions through distributors. We also have a direct sales presence in Puerto Rico, which falls under our international operations.

Following the acquisition of AngioScore, we have two distributor partners in Japan, marketing various models of our ELCA coronary laser atherectomy catheters, our SLS II laser sheath, LLD lead locking device, Quick-Cross support catheters and AngioSculpt specialty scoring balloon catheters. In 2014, we received approval in Japan for the 0.9mm size of our ELCA catheters and the 0.035” sizes of our Quick-Cross, Quick-Cross Extreme and Quick-Cross Select product lines. To add to our portfolio of products in Japan, we are pursuing regulatory approval in Japan for our peripheral laser atherectomy catheters, and additional models of our ELCA products. We have achieved approximately 90% of the needed enrollments in a 50 patient peripheral atherectomy study in Japan.

In addition to expanding sales in the aforementioned countries, we are expanding access to our products in the BRIC (Brazil, Russia, India, and China) countries. In Brazil, we received key approvals on a portion of our laser product portfolio in late 2014, with the remaining products pending approval. We made our first sales in China in 2014 with our Quick-Cross, LLD, and VisiSheath™ product lines. We advanced our regulatory work in China on our laser product lines, with a goal of obtaining approval in 2015. In India, we achieved initial product approvals on several of our non-laser products and established an initial distribution channel for sales to commence in 2015, during which our laser product portfolio is also expected to be approved.

Foreign sales may be subject to certain risks, including export/import licenses, tariffs, foreign exchange rate fluctuations, other trade regulations and foreign medical regulations and reimbursement. Tariff and trade policies, domestic and foreign tax and economic policies, exchange rate fluctuations and international monetary conditions have not significantly affected our business.

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our primary competitors are manufacturers of products used in competing therapies to cross, prepare and treat disease within the peripheral and coronary markets, such as: atherectomy using mechanical methods to remove arterial blockages, balloon angioplasty and stents, specialty balloon angioplasty alternatives to our AngioSculpt specialty scoring balloons, bypass surgery and amputation. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do.

Our laser technology is used as an adjunctive treatment to balloon angioplasty and stents in complex peripheral and coronary procedures. AngioSculpt peripheral and coronary scoring balloons can be used either adjunctively or as an alternative to traditional balloon angioplasty products.

Primary competitors in peripheral atherectomy include ev3 Inc. (a division of Covidien, recently acquired by Medtronic, Inc.), Cardiovascular Systems, Inc., and Pathway Medical Technologies, Inc. (recently acquired by Boston Scientific Corporation). In the coronary atherectomy market, we compete primarily with Boston Scientific and Cardiovascular Systems. Two startup companies with planned entry into peripheral atherectomy in the future are AtheroMed, Inc. (acquired by Volcano Corporation, recently acquired by Philips) and Avinger. Manufacturers of specialty balloons in the peripheral and coronary markets include Boston Scientific, C.R. Bard, Inc., and TriReme Medical LLC. Manufacturers of aspiration devices include Medtronic, Vascular Solutions, Inc., Covidien, Atrium Medical, Terumo Interventional Systems, Volcano Corporation, Straub Medical AG and Bayer HealthCare. In crossing solutions, we compete primarily with Vascular Solutions, Covidien, Cook Vascular Inc., Bard Peripheral Vascular (a division of C.R. Bard), Boston Scientific, Abbott Vascular, Volcano Corporation, and Terumo Interventional Systems. Primary competitors of drug-coated balloons include C.R. Bard and Medtronic in the U.S., and Medtronic, Biotronik, B. Braun, C.R. Bard, and Cook Medical in Europe.

We also compete with a narrow set of companies marketing non-laser lead extraction devices. In the lead removal market, our primary competitor is Cook Medical Inc. Internationally, VascoMed (owned by Biotronik) also offers lead extraction devices. Competitive methods available to remove implanted leads include open-chest surgery and transvenous removal with other mechanical sheaths or devices using radiofrequency energy.

Manufacturing

We manufacture substantially all of our products. We have vertically integrated a number of manufacturing processes in an effort to provide increased quality and reliability of the components used in the manufacturing processes. Many of our manufacturing processes are proprietary. We believe that our level of manufacturing integration allows us to better control lead time, costs, quality and process advancements, to accelerate new product development cycle time, to provide greater design flexibility, and to scale manufacturing, should market demand increase.

In recent years, we have moved the manufacturing of our disposable products and our CVX-300 laser system to our corporate headquarters in Colorado Springs, Colorado. We maintain manufacturing capabilities at another location in Colorado Springs for business continuity contingency planning purposes. We manufacture the AngioSculpt products at our facility in Fremont, California. The newly acquired Stellarex products are manufactured in a separate facility, also located in Fremont, California.

Our manufacturing facilities are subject to periodic inspections and audits by federal, state, international, and other regulatory authorities, including inspections by the FDA and audits by our Notified Body (currently the British Standards Institution (BSI)), which is authorized by the European Commission (EC) to conduct such audits on behalf of the European Union (EU). We are also subject to inspections by the Japanese regulatory agency, PMDA. Most raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources. We purchase some components from sole source suppliers. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. Losing any of these suppliers could cause a disruption in our production and adversely affect us.

During the past year, we have undergone the following external quality system audits and factory safety inspections: an ISO 13485:2003 surveillance audit, a product and manufacturing audit, and a microbiology assessment by the BSI, a quality system audit by the Brazilian ANVISA institute, an audit by the Middle East Gulf Coast Cooperation (GCC), and two factory safety inspections by the TÜV (another Notified Body that is also authorized to conduct factory safety inspections). These audits resulted in zero non-conformities. We cannot assure you that future audits or inspections will not identify non-conformities.

Patents and Proprietary Rights

We hold numerous issued U.S. patents and have rights to additional U.S. patents under license agreements. We also hold issued patents in other countries, including the United Kingdom, France, Germany, Italy and Japan. We also have pending U.S. and international patent applications that cover numerous inventions, including general features of the laser system, features of our catheters and other technologies.

As a result of our acquisition of AngioScore, we acquired a portfolio of U.S. and international patents and patent applications directed to the AngioSculpt scoring balloon technology platform, including both mechanical features of the scoring balloon catheters and the drug coating of the scoring balloons. In conjunction with our acquisition of Covidien’s Stellarex DCB platform in January 2015, we acquired a portfolio of U.S. and international patents and patent applications directed to coatings of the DCB platform.

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

We are party to license agreements under which we license patents covering certain aspects of our products. For example, we have an amended vascular laser angioplasty catheter license agreement with SurModics, Inc., under which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using its patents, subject to a quarterly minimum royalty. The license agreement expires on the later of the expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the royalties we pay SurModics are not greater than specified levels. In 2014, we incurred royalties of approximately $1.0 million to SurModics under this license agreement.

In December 2009, we entered into a license agreement with Peter Rentrop, M.D. As part of the agreement, we received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop, which, in general, apply to laser catheters with a tip diameter less than 1 millimeter. We pay Dr. Rentrop royalties of a specified percentage of net sales of products using his patents subject to a quarterly minimum royalty. The license agreement expires in January 2020, unless terminated earlier in accordance with its terms. In 2014, we incurred royalties of approximately $1.5 million to Dr. Rentrop under this license agreement.

In March 2010, AngioScore entered into a development and license agreement with InnoRa GmbH, Ulrich Speck and Bruno Scheller. As part of the agreement, AngioScore received an exclusive license to certain InnoRa intellectual property related to drug coatings of certain balloon catheters in the field of the treatment of coronary artery disease and peripheral arterial disease, and AngioScore obtained ownership of any new technology developed under the agreement. AngioScore pays InnoRa royalties of a specified percentage of net sales of products developed under the agreement. The exclusive rights granted by InnoRa are subject to AngioScore meeting certain milestones. If AngioScore does not satisfy the milestones, then the exclusive license rights will convert to a non-exclusive license, and AngioScore will license certain new technology developed under the agreement to InnoRa. In 2014, AngioScore did not incur royalties under this license agreement.

We could be adversely affected if any of our licensors terminate these or other license agreements.

Litigation concerning patents and proprietary rights is time-consuming, expensive, unpredictable and could divert the efforts of our management. An adverse ruling could subject us to significant liability, require us to seek licenses and restrict our ability to manufacture and sell our products. We are, and in the past have been, a party to legal proceedings involving our intellectual property and may be a party to future proceedings. For a discussion of our legal proceedings, please refer to Note 15, “Commitments and Contingencies,” to our consolidated financial statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” See Item 1A, “Risk Factors” for additional discussion regarding the risks associated with our intellectual property.

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

For outpatient hospital services, payments are also made under a prospective payment system, the Outpatient Prospective Payment System (OPPS). Payments are based on Ambulatory Payment Classifications (APCs), under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are clinically and resource comparable.

An ambulatory surgery center (ASC) is a center not attached to a hospital where surgical procedures are performed at which patients have a recovery of less than 24 hours. The payment methodology uses relative weights based on the OPPS. Medicare pays ASCs for covered surgical procedures. The payment includes ASC facility services furnished in connection with the covered procedure. In 2013, lower extremity revascularization procedures in ASCs were designated by Medicare as covered procedures.

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

Hospital outpatient and physician services are reported with the Healthcare Common Procedure Coding System (HCPCS), which includes the AMA Current Procedural Terminology (CPT).  Cardiac lead extraction procedures using the SLS II, GlideLight and LLD are typically reported with the current code sets describing lead removal. Percutaneous coronary and peripheral vascular laser atherectomy procedures are reported with the current code sets that describe coronary atherectomy and percutaneous endovascular revascularization.

Most third-party payers cover and reimburse for procedures using our products. While we believe that our products offer less costly alternatives to treat certain types of cardiovascular disease, the procedures using our products may not receive adequate coverage and reimbursement and may not be viewed as cost-effective under future coverage and reimbursement guidelines or other healthcare payment systems.

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

Congress has proposed and adopted other legislative changes regarding healthcare since it enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (which we collectively refer to as the PPACA). In August 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, could not reach required goals, triggering the legislation’s automatic reduction to several government programs. This included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The 2% Medicare payment reductions went into effect in April 2013 and will stay in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 (ATRA) also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may cause additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and our financial condition.

Government Regulation

Overview of Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA). FDA regulations govern, among other things, the following activities we perform:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market safety reporting.

To be commercially distributed in the United States, non-exempt medical devices must receive either approval through a PMA or be found to be substantially equivalent to an already marketed 510(k) cleared device through a Premarket Notification 510(k) from the FDA prior to marketing and distribution under the FDCA. Using the FDA’s classification system, devices deemed to pose relatively less risk are placed into either Class I or II, which ordinarily requires the manufacturer to submit a Premarket Notification 510(k) requesting permission for commercial distribution. The FDA has determined that most Class I devices are exempt from premarket notification through the 510(k) process. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device, are placed in Class III, requiring a PMA.

510(k) Clearance Premarket Notification Pathway.    To obtain 510(k) clearance, a manufacturer must submit a Premarket Notification 510(k) application demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a previously 510(k) cleared device or a device in commercial distribution before May 28, 1976. Prior to substantive review of 510(k) application, the FDA reviews 510(k)s for completeness and notifies the sponsor of any missing information within 15 days of receipt of the application. The review period for substantive review of a 510(k) begins after the review for completeness. In 2015, the goal of the FDA’s Medical Device User Fee Act (MDUFA) is to issue a finding of substantial equivalence or not substantially equivalent (NSE) within 90 days of submission for 95% of 510(k) submissions. The FDA frequently requires additional clinical data following an NSE finding, which can significantly lengthen time to clearance.

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

PMA Pathway.   A high risk device not eligible for 510(k) clearance must follow the PMA pathway, which requires valid scientific evidence providing a reasonable assurance of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is much more costly, lengthy and uncertain than the 510(k) process. The process can take from six months to three years, but may take longer.

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

Upon submission, the FDA determines if the PMA application is sufficiently complete to permit a substantive review, and, if so, the application is accepted for filing. The FDA then commences an in-depth review of the PMA application. In 2015, the FDA’s MDUFA goal is to have substantive interaction within 90 days for 85% of submitted PMA applications. The overall review time is often significantly extended because the FDA requests more information or clarification of information already provided. The FDA also may respond with a “not approvable” determination based on deficiencies in the application and require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision making process.

If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an “approvable letter” requiring the applicant’s agreement to specific conditions (e.g., changes in labeling) or specific additional information (e.g., submission of final labeling) to secure final approval of the PMA application. Once the approvable letter is satisfied, the FDA will issue a PMA approval order for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include postapproval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and a requirement to conduct postmarket studies. Failure to comply with the conditions of approval can result in an enforcement action, which could have material adverse consequences, including the loss or withdrawal of the approval, and recall of the product already distributed.

Even after a PMA approval, a new PMA or PMA supplement is required if we modify the device, its labeling or its manufacturing process, as in the relocation of manufacturing of our products to our newer facility in Colorado Springs. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

Clinical Trials.    A clinical trial is often required to support a PMA application and is sometimes required for a Premarket Notification 510(k) application. Sometimes, one or more relatively smaller studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to subjects (as defined in the regulations), the FDA must approve an Investigational Device Exemption (IDE) application prior to initiation of investigational use. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of subjects to be enrolled at specified study centers. A clinical trial of a non-significant risk device is governed by several of the IDE application requirements (e.g., investigational product labeling, clinical trial monitoring, record keeping and promotional restrictions) and does not require FDA approval of an IDE application before the trial is started. Both significant risk and non-significant risk investigational devices require ethical approval from institutional review boards, or IRBs, at the study centers where the device will be used. For both significant and non-significant risk studies, investigators must obtain subject informed consent from all study subjects. The FDA could disagree with a sponsor’s conclusion that a study is of a non-significant risk device, and require that the study be stopped and an IDE application submitted and approved.

During the study of a significant risk device, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting, and record keeping. The investigators must obtain subject informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with all reporting and record keeping requirements. Many IDE requirements apply to all investigational devices, whether considered significant or non-significant risk. Prior to approving a PMA, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with IDE requirements.

The FDA Quality System Regulations do not fully apply to investigational devices, but the requirement for controls on design and development applies. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose regarding manufacturing.

Postmarket.   After a device is placed on the market, numerous regulatory requirements apply. These include: FDA labeling regulations that prohibit manufacturers from promoting products for unapproved or “off-label” uses; the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it recurred; and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

The FDA enforces these requirements by inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of enforcement actions, ranging from a public untitled letter, “it has come to our attention” letter, or warning letter to more severe sanctions such as:

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA of new products;

•	withdrawing 510(k) clearance or PMAs already granted; and

•	criminal prosecution.
The FDA may not approve our current or future PMA applications or supplements or clear our Premarket Notification 510(k) applications on a timely basis or at all. Additionally, the FDA may issue an untitled, “it has come to our attention,” or warning letter based on the promotion or manufacturing of any of our approved or cleared products. Additionally, the FDA may take any of the enforcement actions listed above. The absence of such approvals or clearance, or any enforcement action by the FDA, could have a material adverse impact on our ability to generate future revenue.

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission (FTC). The FDA and FTC actively enforce regulations prohibiting marketing of products for unapproved uses.

International Regulations.   International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on devices. Exports of products approved by the FDA do not require FDA authorization for export. However, foreign countries often require an FDA Certificate to Foreign Government verifying the product complies with FDCA requirements. To obtain a Certificate to Foreign Government, the device manufacturer must certify to the FDA that the product has been granted approval in the United States and that the manufacturer and the exported products are in substantial compliance with the FDCA and all applicable or pertinent regulations. The FDA may refuse to issue a Certificate to Foreign Government if significant outstanding Quality System Regulations violations exist.

The Medical Device Directive (MDD) is a directive that covers the regulatory requirements for medical devices in the European Union. The MDD was amended and compliance with the new regulations became mandatory in March 2010. This amendment was the first significant modification to the MDD since 1993 and there were multiple changes that affected our products. Specifically, clinical data is now required for all devices regardless of classification, the definition of “central circulatory system” has been expanded, which may affect the classification of devices, and the definition of “continuous use” has been expanded and may affect the classification of devices.

We have received CE (Conformité Européene) mark registration for substantially all of our current products. The CE mark indicates a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards. We received CMDCAS (Canadian) certification by TÜV in January 2002. We have also received approval to market certain coronary atherectomy products, certain lead removal products and our Quick-Cross support catheter in Japan, and are seeking additional approvals there for our other coronary, peripheral and lead removal products with the assistance of our distributor. In Australia, we have approvals to market certain peripheral atherectomy, coronary atherectomy, crossing and lead removal products. We also have approvals to market products in several Asia Pacific and Latin American countries. The process of obtaining regulatory approval of our products is also underway in Brazil, China, and India.

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

Employees

As of December 31, 2014, we had 753 full time employees worldwide, an increase from 575 at December 31, 2013, primarily due to the AngioScore acquisition and the expansion of our sales force. The success of our business will depend, in part, on our ability to attract and retain qualified personnel. We believe that our relationship with our employees is good.

ITEM 1A.    Risk Factors

Risks related to our business and industry
We may be unable to compete successfully with larger companies in our highly competitive industry.
The medical device industry is highly competitive. Our primary competitors are manufacturers of products used in competing therapies within the peripheral and coronary atherectomy and lead management markets, such as:

•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages;

•	balloon angioplasty and stents;

•	specialty balloon angioplasty, such as cutting balloons and drug-coated balloons;

•	bypass surgery;

•	amputation; and

•	mechanical lead removal tools.
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
We believe that the primary competitive factors in the interventional coronary and peripheral markets include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	ease of use;

•	the impact of managed care practices, related reimbursement to the healthcare provider and procedure costs;

•	size and effectiveness of sales forces; and

•	research and development capabilities.

Our ability to increase our revenue depends on our ability to successfully penetrate our target markets and develop new products for those markets.
Our ability to increase our revenue depends largely on our ability to increase sales in the vascular intervention market and in the lead management market. New products will also need to be developed and approved or cleared by the FDA and foreign regulatory agencies to sustain revenue growth in our markets. Additional clinical data and new products may be necessary to grow revenue.
Our products may not achieve or maintain market acceptance.
Even if we obtain FDA approval or clearance of our products, or new indications for our products, market acceptance of our products in the healthcare community, including physicians, patients and third‑party payers, depends on many factors, including:

•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost effectiveness of, and patient benefits from, our products;

•	the availability of alternative treatments;

•	whether our products are included on insurance company formularies;

•	the willingness and ability of patients and the healthcare community to adopt new technologies;

•	the convenience and ease of use of our products relative to other treatment methods;

•	the pricing and reimbursement of our products relative to other treatment methods; and

•	marketing and distribution support for our products.
Even if we obtain all necessary FDA approvals and clearances, any of our products may fail to achieve market acceptance. If we do not educate physicians about PAD and the need to address cardiac device infection through lead removal and the existence of our products, these products may not gain market acceptance, as many physicians do not routinely screen for PAD while screening for coronary artery disease and are not aware of the need to remove and replace coronary leads when treating cardiac device infections. If our products achieve market acceptance, they may not maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost effective. Our Lead Management products are used, in part, to remove advisory leads, which are leads for which a physician advisory has been issued by the lead’s manufacturer. When the advisory leads are extracted or become inactive, the market for our Lead Management products will be reduced. Failure to achieve or maintain market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition, and results of operations.
If we do not achieve our projected development and commercialization goals, our business may be harmed.
For planning, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings. From time to time, we publicly announce the expected timing of some of these milestones. We base these milestones on a variety of assumptions, which are subject to numerous risks and uncertainties. There is a risk we will not achieve these milestones on a timely basis or at all. Even if we achieve these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates, often for reasons beyond our control, depending on numerous factors, including:

•	the rate of progress, costs and results of our clinical trials and research and development activities;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	the extent of scheduling conflicts with participating physicians and clinical institutions;

•	adverse reactions reported during clinical trials or commercialization;

•	the ability of our products to meet the standards for clearance or approval;

•	the receipt of IDE approvals, marketing approvals and clearances by our competitors and by us from the FDA and other regulatory agencies; and

•	other actions by regulators, including actions related to a class of products.
If we do not meet these milestones for our products or if we are delayed in achieving these milestones, the development and commercialization of new products, modifications of existing products or sales of existing products for new approved indications may be prevented or delayed, which could damage our reputation or materially adversely affect our business.
We have a history of losses and may not return to profitability.
We incurred net losses from our inception in 1984 until 2000, and again in 2002, 2006, from 2008 to 2010 and in 2013 and 2014. At December 31, 2014, we had accumulated $135.1 million in net losses since inception. We may not be profitable in the future.
We incurred and will continue to incur significant costs in connection with the AngioScore and Stellarex acquisitions, and we have risks associated with integration of the AngioScore and Stellarex acquisitions.
We incurred significant transaction costs relating to the AngioScore and Stellarex acquisitions. Additionally, we have incurred and will continue to incur significant costs in connection with integrating the operations of AngioScore and Stellarex with our own. These costs are charged as an expense in the period incurred. We cannot identify the timing, nature and amount of all such costs. These integration costs could materially affect our results of operations in the period in which such charges are recorded. Although we believe that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the business, will offset incremental acquisition related costs over time, this net benefit may not be achieved in the near term, or at all.
We do not have a history of acquiring businesses or assets of the size and complexity of AngioScore or Stellarex, and the success of the acquisitions depends, in part, on our ability to successfully integrate AngioScore’s business and operations and fully realize the anticipated benefits and potential synergies from combining our business with AngioScore’s business and our ability to successfully operate the Stellarex assets and successfully launch the Stellarex products in Europe and receive approvals for the Stellarex products in other markets in a timely manner. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of these acquisitions may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits and potential synergies would have a material adverse effect on our business, operating results and financial condition.

We have made certain assumptions relating to the AngioScore and Stellarex acquisitions that may prove to be materially inaccurate.
We have made certain assumptions relating to the AngioScore and Stellarex acquisitions that may prove to be inaccurate, including the failure to realize the expected benefits of the acquisitions, failure to realize expected revenue growth rates, failure to receive product clearances or approvals in a timely manner or at all, higher than expected operating, transaction and integration costs, as well as general economic and business conditions that may adversely affect us following the acquisitions. These assumptions relate to numerous matters, including:

•	projections of future revenue and revenue growth rates;

•	the amount of goodwill and intangibles resulting from the acquisitions;

•	certain other purchase accounting adjustments that are being recorded in our financial statements in connection with the acquisitions;

•	our ability to maintain, develop and deepen relationships with customers; and

•	other financial and strategic risks of the acquisitions.
If we make additional acquisitions, we could incur significant costs and encounter difficulties that harm our business.
We may acquire companies, products, or technologies in the future in addition to the recent AngioScore and Stellarex acquisitions. If we engage in such acquisitions, we may incur significant transaction and integration costs and have difficulty integrating the acquired personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the acquisitions. The integration process could result in the loss of key employees, loss of key customers, decreases in revenue and increases in operating costs, as well as the disruption of our business. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes or increase our debt. If we use our common stock to acquire companies, products or technologies, we may experience a change of control or our stockholders may experience substantial dilution or both.
If we cannot obtain additional funding, we may be unable to make desirable acquisitions or fund expanding growth and operations.
We may require additional funds to make acquisitions of desirable companies, products or technologies, or fund expanding growth and operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to make desirable acquisitions. Any equity or convertible debt financing may involve substantial dilution to our existing stockholders.
If we do not manage our growth or control costs related to growth, our results of operations will suffer.
We intend to grow our business by expanding our customer base, sales force and product offerings, including through acquisitions or other business combinations, such as the recent AngioScore and Stellarex acquisitions. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth, we could be required to open additional facilities, expand and improve our information systems and procedures and hire, train, motivate and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures and personnel may not be adequate to support our future operations. Further, we may not maintain or accelerate our current growth, manage our expanding operations or achieve planned growth on a timely and profitable basis.
Litigation and other legal proceedings may adversely affect our business.
From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, security class action and shareholder derivative lawsuits, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse impact on us. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
We must indemnify officers and directors, including, in certain circumstances, former employees, against all losses, including expenses, incurred by them in legal proceedings and advance their reasonable legal defense expenses, unless certain conditions apply. Insurance for claims of this nature does not apply in all such circumstances, may be denied or may not be adequate to cover all legal or other costs related to the proceeding. A prolonged uninsured expense and indemnification obligation could have a material adverse impact on us. From 2009 through 2013, we incurred more than $6 million in indemnification costs not covered by insurance for former employees charged in connection with a previously disclosed federal investigation. In connection with an action by a former director of AngioScore, a court held in August 2014 that AngioScore is required to advance the former director’s attorneys’ fees. A judge or jury could determine that AngioScore must ultimately pay the former director’s legal fees and costs defending against the breach of fiduciary duty and other claims, and the fees and costs associated with the dispute regarding indemnification, which could be material. As of December 31, 2014, AngioScore has incurred more than $4.5 million in advancement costs, which may not be covered by insurance. In January 2015, AngioScore incurred an additional $1.1 million in advancement costs.
We may incur substantial costs because of litigation or other proceedings relating to patent and other intellectual property rights, which could cause substantial costs and liability.
There may be patents and patent applications owned by others relating to peripheral and coronary atherectomy products, lead management products, specialty balloons, drug-coated balloons, or other technologies, which, if determined to be valid and enforceable, may be infringed by us. Holders of certain patents, including holders of patents involving the use of lasers, catheters, specialty balloons or drug-coated balloons in the body, may contact us and request we enter into license agreements for the underlying technology and pay them royalties, which could be substantial. We cannot guarantee that other patent holders will not sue us and prevail. If we need to obtain a license to use any intellectual property, we may be unable to obtain these licenses on favorable terms or at all or we may be required to make substantial royalty or other payments to use this intellectual property. Litigation concerning patents and proprietary rights is time‑consuming, expensive and unpredictable, and could divert the attention of our management from our business operations. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, to lose our patent protection, to cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license on commercially acceptable terms. Even if we can obtain rights to a third‑party’s patented intellectual property, those rights may be non‑exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations because of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property of others, we may not develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective or less commercially desirable products or both.
AngioScore is subject to pending litigation that may materially harm its intellectual property and its and our business.
AngioScore is the plaintiff in a lawsuit filed against a competing business and a former director of AngioScore who formed the competing business that sells a balloon angioplasty device sold under the name “Chocolate.” The lawsuit alleges infringement of an AngioScore patent and seeks injunctive relief and damages. The defendants filed counterclaims against AngioScore for, among other things, unfair competition and interference with business relationships, and these counterclaims were dismissed in August 2014. In June 2014, AngioScore amended its complaint against the former director to allege breach of his fiduciary obligations while serving as a director of AngioScore and against the other defendants to allege aiding and abetting that breach. The former director has filed claims for advancement of fees and costs and indemnification by AngioScore against these claims. The judge or a jury could find that the Chocolate device does not infringe AngioScore’s patent or that the AngioScore patent is invalid, unenforceable, or otherwise subject to limitations. Even if AngioScore prevails in the litigation and the Chocolate device is found to infringe its patent, the court could deny injunctive relief, thereby allowing the former director’s company to continue to manufacture and sell the competing Chocolate device. Regardless of whether AngioScore prevails in the litigation, the former director’s company and other third parties may use the AngioScore discoveries or technologies without paying damages, licensing fees or royalties to us, which could significantly diminish the value of the AngioScore intellectual property. In connection with the former director’s indemnification action, a court held in August 2014 that AngioScore is required to advance the former director’s attorneys’ fees and costs. As of December 31, 2014, AngioScore has incurred more than $4.5 million in advancement costs, which may not be covered by insurance. In January 2015, AngioScore incurred an additional $1.1 million in advancement costs. A judge or jury could determine that AngioScore must ultimately pay the former director’s legal fees and costs defending against the breach of fiduciary duty and other claims, and the fees and costs associated with the dispute regarding indemnification. The cost of this litigation may be material to us. Any of the foregoing could have a material adverse effect on our business.
Healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets.
There have been and continue to be proposals by the federal government, state governments, regulators and third‑party payers to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the coverage and reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of proposals to control costs could have a material adverse effect on our financial position and results of operations.
The PPACA makes significant changes to the way healthcare is financed by both federal and state governments and private insurers, and directly impacts the medical device and pharmaceutical industries. The PPACA includes, with limited exceptions, a deductible excise tax of 2.3% on sales of medical devices by entities, including us, which manufacture or import certain medical devices offered for sale in the United States, effective January 1, 2013. Revenue from many of our products is subject to that excise tax. It is unclear whether the cost of the tax will be offset by higher sales volumes resulting from the expansion of health insurance coverage.

Congress has proposed and adopted other legislative changes regarding healthcare since it enacted the PPACA. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, could not reach required goals, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The 2% Medicare payment reductions went into effect in April 2013 and will stay in effect through 2024 unless additional Congressional action is taken. The ATRA also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may cause additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and our financial condition.
Various healthcare reform proposals also have emerged at the state level. We expect that the PPACA and other federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could have a material adverse effect on our industry and our results of operations.
Regulatory compliance is expensive, complex and uncertain, and approvals and clearances can often be denied or significantly delayed.
The FDA and similar state and foreign agencies regulate our products as medical devices. Complying with these regulations is costly, time consuming, complex and uncertain. FDA regulations and regulations of similar state and foreign agencies are wide‑ranging and include oversight of:

•	product design, development, manufacture (including supply chain) and testing;

•	product safety and efficacy;

•	product manufacturing;

•	product labeling;

•	product storage and shipping;

•	record keeping;

•	pre‑market clearance or approval;

•	advertising and promotion;

•	product sales and distribution;

•	product changes;

•	product recalls; and

•	post‑market surveillance and reporting of deaths or serious injuries.
All of our potential products and improvements of our current products are subject to extensive regulation and will likely require permission from regulatory agencies and ethics boards to conduct clinical trials, and clearance or approval from the FDA and other regulatory agencies prior to commercial sale and distribution. Under FDA regulations, unless exempt, the FDA permits commercial distribution of a new medical device only after the device has received 510(k) clearance or is the subject of an approved PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k) cleared products. Sometimes, a 510(k) clearance must be supported by preclinical and clinical data. The PMA process is more costly and lengthy than the 510(k) process, and reasonable assurance of safety and efficacy must be supported by valid scientific evidence, including data from preclinical studies and human clinical trials. Therefore, to obtain regulatory clearance or approvals, we typically must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of the FDA and such other authorities that our products satisfy the criteria for clearance or approval. Preclinical testing and clinical trials must comply with the regulations of the FDA and other government authorities in the United States and similar agencies in other countries.
We may be required to obtain PMAs, PMA supplements or additional 510(k) premarket clearances to market modifications to our existing products. The FDA requires device manufacturers to make and document a determination of whether a modification requires an approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre‑market clearances for any modification to a previously cleared or approved device, we will likely be required to cease manufacturing and marketing the modified device or perhaps also to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. There can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.
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
Clinical development is a long, expensive and uncertain process and is subject to delays and to the risk that products may ultimately prove unsafe or ineffective in treating the indications for which they are designed. Completion of the clinical trials usually takes several years or more. We cannot assure you that we will successfully complete clinical testing of our products within the period we have planned, or at all. Even if we achieve positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials do not necessarily indicate success in later trials. Several companies in the medical device industry have suffered significant setbacks in advanced clinical trials, even after receiving promising results in earlier trials.
We may experience numerous unforeseen events during, or because of, the clinical trial process that could delay or prevent us from receiving regulatory approval for new products, modification of existing products, or new approved or cleared indications for existing products including:

•	delays in enrolling an adequate number of subjects in clinical trials when competing with other companies;

•	enrollment in our clinical trials may be slower than we anticipate, or we may experience high drop‑out rates of subjects from our clinical trials, resulting in significant delays;

•	the FDA or similar foreign regulatory authorities may find the product is not sufficiently safe for investigational use in humans;

•	officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in less favorable ways than we do;

•	there may be delays or failure in obtaining approval of our IDE or clinical trial protocols from the FDA or other regulatory authorities;

•	there may be delays in obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

•	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;

•
the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing or to abandon programs;

•	we may have trouble in managing multiple clinical sites;

•	trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;

•	we may experience delays in agreeing on acceptable terms with third party research organizations and trial sites that will conduct the clinical trials; and

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.
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
From time to time, we engage consultants and contract research organizations to help design, monitor and analyze the results of certain of our clinical studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. We depend on these consultants, contract research organizations and clinical investigators to perform the clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory authorities. The consultants and contract research organizations also are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and

Clinical Health Act. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we must change service providers. This risk is greater for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure our studies and trials are conducted in compliance with FDA requirements. Any third parties we hire to design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. We may not establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third party is not performing in accordance with our expectations, we may not do so without undue delays or considerable expenditures, or at all.
The FDA and similar foreign regulatory bodies may hold us responsible for any failure of our third party consultants or contract research organizations. Our monitoring of our third party consultants or contract research organizations may fail to detect, remedy, or report their failures.
Our regulatory compliance program cannot guarantee we comply with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
The development, testing, manufacturing, distribution, pricing, sales, marketing, promotion, import, export and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and in foreign countries, including the National Physician Payment Transparency Program in the U.S., which requires collection of information about payments to physicians and teaching hospitals beginning in 2013 and reporting such information in 2014 and by the 90th day of each subsequent calendar year. Congress and certain governmental entities, such as the FDA, the OIG, and the U.S. Department of Justice have been increasing their scrutiny of our industry. Although we have a regulatory compliance program, our employees, our consultants or our contractors may not comply with all potentially applicable U.S. federal and state laws and regulations or all potentially applicable foreign laws and regulations, including laws and regulations about the promotion of our approved or cleared products. Promotion of products cleared under a 510(k) can be particularly risky because 510(k) cleared indications can be vague, and the FDA or other regulatory agencies may determine that our promotion of a product is “off‑label.” This may also occur with products approved under a PMA. If we fail to comply with these laws or regulations, a range of actions could result, including, but not limited to, the termination of clinical trials, failing to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal or recall of our products from the market, significant fines, penalties and/or damages, exclusion from government healthcare programs or other sanctions or litigation.
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
In December 2009, as part of the settlement of a federal investigation of our company, we entered into a five‑year corporate integrity agreement, or CIA, with the OIG. The CIA provides criteria for establishing and maintaining compliance with various federal laws and regulations governing our clinical investigation related functions, reporting related functions and certain of our promotional and product services related functions. It applies to all of our U.S. subsidiaries and employees and certain of our employees based outside the U.S. The last of five reporting periods ended in December 2014. We submitted our final Annual Report to the OIG in February 2015, and we anticipate that the OIG will close out the CIA in the second quarter of 2015.

Maintaining the broad array of processes, policies and procedures necessary to comply with the CIA has required a significant portion of management’s attention and the application of significant resources. Failure to meet the CIA obligations could have serious consequences for us, including stipulated monetary penalties for each instance of noncompliance and exclusion from federal healthcare programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our products may be subject to recalls after receiving FDA or foreign approval or clearance, which would divert managerial and financial resources, harm our reputation, and could adversely affect our business.
We are subject to medical device reporting regulations that require us to report to the FDA or similar foreign governmental authorities if our products cause or contribute to death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction recurred. The FDA and similar foreign governmental authorities have the authority to require the recall of our products because of any failure to comply with applicable laws and regulations, or defects in design or manufacture. A government mandated or voluntary product recall by us could occur because of component failures, device malfunctions, or other adverse events, such as serious injuries or deaths, or quality‑related issues such as manufacturing errors or design or labeling defects. We have conducted voluntary recalls in the past and may do so in the future. In addition, the FDA or a similar foreign regulatory body may require us to recall our products. Any recalls of our products could divert managerial and financial resources, harm our reputation and adversely affect our business.
The continuing development of many of our products depends upon our maintaining strong working relationships with physicians.
The research, development, marketing and sale of many of our new and improved products depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated earnings, financial condition or cash flows. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the OIG and the DOJ. Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program or an investigation into our compliance by the OIG or the DOJ, could have a material adverse effect on our business.
We may not effectively be able to protect our intellectual property, which could have a material adverse effect on our business, financial condition or results of operations.
The medical device market in which we primarily participate is largely technology driven. Physicians historically have moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Trademarks also play a role in product differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court patent decisions.
We hold patents and licenses to use patented technology, and have numerous pending patent applications. Our patents cover numerous inventions, including features of our catheters and other technologies. Our competitors may seek to produce products that include technologies that are not subject to patent protection, which may negatively affect our business.
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
We hold trademark applications or registrations relating to our products. Our trademarks may also be challenged as invalid or not distinctive by competitors or third parties. Issuing a trademark registration is not conclusive as to its validity or the right to use such trademark. Third parties own numerous United States and foreign trademark registrations and trademark applications in the fields in which we manufacture and sell our products.
The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. The foregoing could have a material adverse effect on our business.
If we cannot protect and control unpatented trade secrets, know‑how and other proprietary technology, we may suffer competitive harm.
Besides patented intellectual property, we also rely on trade secrets, unpatented proprietary technology, confidential information and know‑how to protect our technology and maintain our competitive position, particularly when patent protection is not appropriate or obtainable. However, trade secrets and unpatented proprietary technology are difficult to protect. To protect proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants and others. These agreements may not prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy if unauthorized disclosure of confidential information or other breaches of the agreements occur. Others may independently discover trade secrets and proprietary information licensed to us or that we own, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using trade secrets licensed to us or that we own is difficult, expensive and time consuming, and the outcome is unpredictable. Courts outside the United States may be less willing to protect trade secrets or unpatented proprietary technology. Costly and time‑consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We have important sole source suppliers and may be unable to replace them if they stop supplying us.
We purchase certain components of our CVX‑300 laser system and select disposable products from several sole source suppliers. We do not have guaranteed commitments from these suppliers, as we order products through purchase orders placed with these suppliers from time to time. While we believe that we could obtain replacement components from alternative suppliers, we may be unable to do so. Losing any of these suppliers could cause a disruption in our production. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors. Establishing additional or replacement suppliers for these materials may take significant time, as certain of these suppliers must be approved by regulatory authorities. If we cannot secure on a timely basis sufficient quantities of the materials we depend on to manufacture our laser systems and disposable products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then manufacturing our laser system and disposable products may be disrupted, which could increase our costs and have a material adverse effect on our business.
Our net operating loss carryovers may be limited.
We have net operating loss carryovers, or NOLs, including NOLs that we acquired in the AngioScore acquisition, that we may use to offset against taxable income for U.S. federal income tax purposes. However, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOLs that we may use in any year for U.S. federal income tax purposes in the event of certain changes in ownership of our company. The NOLs of AngioScore or any other company that we may acquire may also be limited due to the ownership change that occurs upon acquisition. Any limitation on our ability to use NOLs could, depending on the extent of such limitation, result in higher U.S. federal income taxes being paid (and therefore a reduction in cash) during any year in which we have taxable income than if such NOLs were available as an offset against such income for U.S. federal income tax reporting purposes.
The stated value of long‑lived and intangible assets may become impaired and result in an impairment charge.
As of December 31, 2014, based on the current valuation of the AngioScore acquisition, we had approximately $252.5 million of intangible assets and goodwill on a combined basis, $236.7 million of which relates to the AngioScore acquisition. In addition, if in the future we acquire additional complementary businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenue, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. For example, in 2013 and 2014, we recorded impairment charges of $4.5 million and $4.1 million, respectively, related to intangible assets acquired as part of our product acquisition from Upstream Peripheral Technologies Ltd. in January 2013. The potential recognition of impairment in the carrying value, if any, could have a material and adverse effect on our financial condition and results of operations.

Technological change may cause our products to become obsolete.
The medical device market is characterized by extensive research and development and rapid technological change. We derive most of our revenue from the sale of our disposable catheters. Technological progress or new developments in our industry could adversely affect sales of our products. Our products could be rendered obsolete because of future innovations by our competitors or others in the treatment of cardiovascular disease.
We and our component suppliers may not meet regulatory quality standards applicable to our manufacturing processes, which could have an adverse effect on our business, financial condition, and results of operations.
As a medical device manufacturer, we must register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s QSR requirements, which require manufacturers of medical devices to adhere to certain good manufacturing practices, including design controls, product validation and verification, in process testing, quality control and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA and other regulatory agencies. Our component suppliers are also required to meet certain standards applicable to their manufacturing processes.

We cannot assure you that we or our component suppliers comply or can continue to comply with all regulatory requirements. The failure by us or one of our component suppliers to achieve or maintain compliance with these requirements or quality standards may disrupt our ability to supply products sufficient to meet demand until compliance is achieved or, with a component supplier, until a new supplier has been identified and evaluated. Our or our component supplier’s failure to comply with applicable regulations could cause sanctions to be imposed on us, including warning letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delays, suspension or withdrawal of approvals or clearances, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, which could harm our business. We cannot assure you that if we need to engage new suppliers to satisfy our business requirements, we can locate new suppliers in compliance with regulatory requirements. Our failure to do so could have a material adverse effect on our business.
In the European Union, we must maintain certain International Organization for Standardization, or ISO, certifications to sell our products and must undergo periodic inspections by notified bodies, including the British Standards Institution, to obtain and maintain these certifications. If we fail these inspections or fail to meet these regulatory standards, our business could be materially adversely affected.
Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive coverage and reimbursement practices of third‑party payers could decrease the demand for our products, the prices that customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business.
Our products are purchased principally by hospitals and stand‑alone peripheral intervention practices, which typically bill various third‑party payers, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for our products and services from government and private third‑party payers is critical to our success. The availability of coverage and reimbursement affects which products customers purchase and the prices they are willing to pay.
Reimbursement varies from country to country, state to state and plan to plan and can significantly influence the acceptance of new products and services. Certain private third‑party payers may view some procedures using our products as experimental and may not provide coverage. Third‑party payers may not cover and reimburse the procedures using our products in whole or in part in the future, or payment rates may not be adequate, or both. Further, the adequacy of coverage and reimbursement by third‑party payers is also related to billing codes to describe procedures performed using our products. Hospitals and physicians use several billing codes to bill for such procedures. Third‑party payers may not continue to recognize the billing codes available for use by our customers.
Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, and reimbursement may not be adequate for all customers. From time to time, typically on an annual basis, payment amounts are updated and revised by third‑party payers. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. For example, in July 2013, the Centers for Medicare and Medicaid Services, or CMS, proposed reimbursement changes that would have decreased reimbursement for procedures in an office‑based facility. Although CMS chose not to implement those changes in 2013, we cannot assure you that CMS will not take similar actions in the future.
The Medicare program is subjected to annual updates to physician payments. This is performed using a prescribed statutory formula. Most recently, the Protecting Access to Medicare Act of 2014, signed into law in April 2014, provided for a 0.5% update from 2013 payment rates under the Medicare Physician Fee Schedule through

2014 and a 0% update from January 1 until April 1, 2015. If Congress fails to intervene, a decrease in payments will occur, which may adversely affect our revenue and results of operations. In addition, the Medicare physician fee schedule has been adopted by some private payers into their plan specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our devices could materially affect our business.
After we develop new products or seek to market our products for new approved or cleared indications, we may find limited demand for the product unless government and private third‑party payers provide adequate coverage and reimbursement. Even with reimbursement approval and coverage by government and private payers, providers submitting reimbursement claims may face delay in payment if there is confusion by providers regarding the appropriate codes to use in seeking reimbursement. Such delays may create an unfavorable impression within the marketplace regarding the level of reimbursement or coverage available for our products.
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
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and health information privacy and security laws and regulations and, if we cannot fully comply with such laws, could face substantial penalties.
Various broad federal and state healthcare fraud and abuse laws may directly or indirectly affect our operations. Such laws include the federal Anti‑Kickback Statute and related state anti‑kickback laws. The federal Anti‑Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. A person may be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Stark law and self‑referral prohibitions under analogous state laws restrict referrals by physicians and, sometimes, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. The federal False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third‑party payers that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal Anti‑Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. The federal Health Insurance Portability and Accountability Act of 1996, as amended, created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. These healthcare fraud and abuse laws are subject to evolving interpretations by various federal and state enforcement and regulatory authorities. Under current interpretations of the Federal False Claims Act and certain similar state laws, some of these laws also may be subject to enforcement in a qui tam lawsuit brought by a private party “whistleblower,” with or without the intervention of the government. Whistleblowers are entitled to be paid a portion of the judgment or settlement amount and therefore have financial incentives to file these cases.
If our operations, including our laser system placement and disposable products sales and marketing programs, clinical research or consulting arrangements with physicians, are found to violate these laws and are not protected under a statutory exception or regulatory safe harbor provision, we, our officers or our employees may be subject to civil and/or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and other federal healthcare program participation. Exclusion would preclude our products from use in treatment of Medicare or other federal healthcare program patients and could negatively impact sales of our products. If federal or state investigations or enforcement actions occur, our business and financial condition would be harmed.
There has been a recent trend of increased federal and state regulation of payments made to physicians. The PPACA imposes new reporting and disclosure requirements on medical device and drug manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Medical device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information or the submission of incorrect information may result in significant civil monetary penalties. The period between August 1, 2013 and December 31, 2013 was the first reporting period. Manufacturers were required to report aggregate payment data by March 31, 2014, and detailed payment data and legal attestation to the accuracy of such data by June 30, 2014. Thereafter, manufacturers must submit reports by the 90th day of each subsequent calendar year. Some states, including California, Massachusetts and Vermont, have enacted statutes with various requirements, such as implementation of compliance programs, and the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more requirements. If we are investigated or found to have violated these laws, we may incur significant expenses, including fines and penalties.
In addition, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, and other federal and state data privacy and security laws govern the collection, dissemination, security, use and confidentiality of patient‑identifiable health information. The costs of complying with privacy and security-related legal and regulatory requirements may be burdensome, and if we do not comply with existing or new federal or state laws and regulations related to patient health information, we could be subject to criminal or civil sanctions and any resulting liability could adversely affect our business.
If we fail to obtain regulatory approvals in other countries for our products, we cannot market our products in those countries, which could harm our business.
The requirements governing the conduct of clinical trials and manufacturing and marketing of our products, new products, or additional indications for our existing products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require additional testing and different clinical trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve the reimbursement policies related to specific products. We have had trouble in the past in obtaining reimbursement approvals for our products in Europe and are seeking regulatory and reimbursement approval for certain of our products in Japan and other countries. We cannot assure you that we will receive this approval or that revenue in Japan and other countries will increase if we receive it. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively influence the regulatory process in others. We may not file for regulatory approvals and may not receive necessary approvals to market our existing products in any foreign country. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals in any foreign country, we cannot sell our products in that country and our ability to generate revenue could be materially adversely affected.

There are risks from having international operations.
For the year ended December 31, 2014, our revenue from international operations represented 18% of consolidated revenue, of which 13% of consolidated revenue was generated in Europe, the Middle East and Russia. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Our international operations subject us to the extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we will conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk fluctuations in currency exchange rates will adversely affect us. We do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
We use both a direct sales organization and distributors for sales of our products throughout most of Europe, the Middle East, the Pacific Rim and Latin America. The international sales and marketing efforts could fail to attain long‑term success.
If our manufacturing operations are interrupted, our results may be adversely affected.
Our ability to manufacture our products may be adversely affected by factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to our facility. If an interruption in manufacturing occurs, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. If the interruption results from a failure to follow regulatory protocols and procedures, we may be required to recall affected products and may experience delays in resuming production of affected products due primarily to needs for regulatory approvals. We may suffer loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
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
Patients treated with our products often are seriously ill or have pacemaker or ICD leads embedded and surrounded by scar tissue within their chest. Patients treated with our products may suffer from severe infection, PAD, coronary artery disease, diabetes, high blood pressure, high cholesterol and other problematic conditions. During procedures or the clinical follow‑up subsequent to procedures involving the use of our products, serious adverse events may occur and some patients may die. Serious adverse events or patient deaths involving the use of our products may subject us to product liability litigation, product recalls or other regulatory enforcement actions or limit our ability to grow our revenue, which could have a material adverse impact on our business.
Consumers, healthcare providers or others selling our products may make claims. We may be subject to claims against us even if an alleged injury is due to the actions of others. We rely on the expertise of physicians, nurses and other associated medical personnel to perform the medical procedures and related processes relating to our products. If these medical personnel are not properly trained or are negligent in using our products, the therapeutic effect of our products may be diminished or the patient may suffer injury or death, which may subject us to liability. An injury or death resulting from the activities of our suppliers may serve as a basis for a claim against us. We maintain policies and procedures and require training designed to educate our employees that off‑label promotion is illegal. However, we cannot prevent a physician from using our products for any off‑label applications. If injury to a patient results from such use, we may become involved in a product liability suit, which may be expensive to defend. Even if we do not become involved in a suit, quality or safety issues could cause reputational harm, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of devices, civil or criminal sanctions, or withdrawal of existing approvals or clearances.
Although there is federal preemption for medical devices approved by the FDA under a pre‑market approval application that in some situations provides a shield against state tort product liability claims, Supreme Court decisions or federal legislation could reverse the exemption. If this preemption is removed, product liability claims may increase. Federal preemption for medical devices cleared through the 510(k) process is limited, if it exists at all.
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
We depend on attracting, retaining and developing key management, clinical, scientific and sales and marketing personnel, and losing these personnel could impair the development and sales of our products.
Our success depends on our continued ability to attract, retain, develop and motivate highly qualified management, clinical, scientific and sales and marketing personnel. Except for our chief executive officer, we do not have employment agreements with our employees. Our employees are employed “at will,” and each employee can terminate his or her employment with us at any time. As a condition of employment, our employees sign a confidentiality and trade secrets agreement that precludes them, upon termination of their employment, from disclosing any proprietary information, recruiting our employees or working for a competitor. We also have agreements with some of our officers that provide for the payment of either two years’ salary plus bonus or one year’s salary plus bonus if the officer’s employment ends in certain circumstances. The agreements also prohibit the officer from competing with us and soliciting our employees and customers if termination of employment occurs. The enforceability of these agreements depends on the circumstances at the time of separation, and the agreements may be difficult to enforce. We do not carry key person insurance covering members of senior management. The competition for qualified personnel in the medical device industry is intense. We will need to hire additional personnel as we continue to expand our development activities and drive sales of our products. We may not attract, retain and develop quality personnel on acceptable terms due to the competition for such personnel.
Consolidation in the healthcare industry could have an adverse effect on our revenue and results of operations.
Many healthcare industry companies, including healthcare systems, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we reduce our prices because of consolidation in the healthcare industry, our revenue would decrease and our consolidated earnings, financial condition, or cash flows would suffer.
A U.S. and global economic downturn could adversely affect our operating results, financial condition, or liquidity.
We are subject to risks arising from adverse changes in domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Over the past several years, the global credit and capital markets have experienced extreme volatility and disruption. The strength of the United States and global economy is uncertain, and the United States may experience slowed growth or another recession. Turbulence in the financial markets and general economic uncertainties may make it more difficult and more expensive for hospitals and health systems to obtain credit, which would contribute to pressures on our operating margin, resulting from rising supply costs, reduced investment income and philanthropic giving, increased interest expense, reimbursement pressure, reduced elective healthcare spending and uncompensated care. In such circumstances, we expect many of our customers would continue to scrutinize costs, trim budgets and look for opportunities to further reduce or slow capital spending.
The potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our products from Medicare, Medicaid and other government sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. has and may continue to result in a smaller percentage of patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare, Medicaid and health plans offered through PPACA exchanges.
Further, a strengthening of the United States dollar or other economic event may adversely affect the results of our international operations when those results are translated into United States dollars. Disruptions in the credit markets could impede our access to capital, which could further adversely affect us if we cannot maintain our current credit ratings. If we cannot obtain financing, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms, if at all. All of these factors related to the global economic situation, which are beyond our control, could negatively affect our business, results of operations, financial condition and liquidity.
Risks Related to Our Debt
We may not have the cash necessary to satisfy our cash obligations under our outstanding 2.625% Convertible Senior Notes due 2034, and our future debt may contain limitations on our ability to satisfy our cash obligations under the notes.
We incurred $230 million in aggregate principal amount of senior indebtedness in June 2014 when we issued our 2.625% Convertible Senior Notes due 2034, or the Notes. The Notes bear cash interest payable semiannually at a rate of 2.625% per year and are convertible at any time, initially at a price of approximately $31.35 per share. The conversion price is subject to adjustment upon the occurrence of certain events including a fundamental change as defined in the indenture agreement. The Notes mature on June 1, 2034, unless earlier converted, redeemed by us or repurchased in accordance with terms of the Notes. On each of June 5, 2021, June 5, 2024 and June 5, 2029 and upon a fundamental change, the holders may require us to repurchase some or all of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing on favorable terms or at all. In addition, our ability to satisfy such cash obligations may be limited by applicable law or the terms of other instruments governing our indebtedness, including debt that is secured or senior in right of payment to the Notes. Our failure to pay such cash obligations would constitute an event of default under the indenture governing the Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness and required prepayment and further restrict our ability to satisfy such cash obligations.
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
Our debt could adversely affect our financial health and prevent us from fulfilling our debt service and other obligations.
As of December 31, 2014, our total consolidated indebtedness was approximately $230 million. Our debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our financial obligations under our debt and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•
require us to use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which would reduce the funds available for working capital, capital expenditures and other general corporate purposes;

•
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other investments, or general corporate purposes, which may limit the ability to execute our business strategy;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•	place us at a competitive disadvantage compared to those of our competitors that may have less debt;

•	limit management’s discretion in operating our business;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy; and

•	result in higher interest expense if interest rates increase and we have outstanding floating rate borrowings.
We may be able to incur substantial additional debt in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify.
Risks Related to Our Common Stock
Our stock price may continue to be volatile.
The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The trading price of our stock varied from a low of $20.07 to a high of $35.56 in 2014. The following factors may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results and the operating results of competitors;

•	announcements of technological innovations, new products or acquisitions by us or our competitors;

•	results of clinical trials or studies by us or our competitors;

•	governmental regulation;

•	developments regarding patents or proprietary rights, including assertions our patents are invalid or our products infringe the intellectual property rights of others;

•	public concern regarding the safety of products developed by us or others;

•	the initiation or cessation in coverage of our common stock, or changes in estimates or recommendations concerning us or our common stock, by securities analysts;

•	changes in accounting principles;

•	past or future management changes;

•	litigation;

•	adverse developments in any government inquiry or investigation;

•	changes in market and economic conditions; and

•	the possibility of our financing future operations through additional issuances of equity securities, which may cause dilution to existing stockholders.
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
We have never paid cash dividends on our capital stock and intend to retain our future earnings to fund the development and growth of our business. Capital appreciation of our common stock will be the sole source of gain on our common stock for the foreseeable future.
The issuance of additional shares of our common stock in connection with acquisitions, conversion of the Notes or otherwise will dilute all other stockholdings and could affect the market price of our common stock.
As of December 31, 2014, we had 63.7 million shares of our common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions of other companies and may issue shares of our common stock in connection with these acquisitions. Any shares of our common stock issued in connection with our acquisitions, the conversion of the Notes, the exercise of stock options or restricted stock units, or otherwise may involve substantial dilution to our existing stockholders.

Protections against unsolicited takeovers in our charter and bylaws may reduce or eliminate our stockholders’ ability to resell their shares at a premium over market price.
Our charter and bylaws contain provisions relating to issuance of preferred stock, special meetings of stockholders and advance notification procedures for stockholder proposals that could have the effect of discouraging, delaying or preventing an unsolicited change in the control of our company. Our stockholders elect our board of directors for staggered three‑year terms, which prevents stockholders from electing all directors at each annual meeting and may have the effect of discouraging, delaying or preventing a change in control.
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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

The majority of our domestic operations are located in an 80,000 square foot building in Colorado Springs, Colorado. The facility has approximately 17,000 square feet of manufacturing space that contains our manufacturing operations for all products except for the AngioSculpt and Stellarex products, which are manufactured in Fremont, California. We also occupy 20,000 square feet adjacent to the headquarters for administrative functions. The term of both leases in Colorado Springs is through September 2023. In addition, we lease a 6,500 square foot office in Broomfield, Colorado, which lease expires in December 2017.

In addition to the leased facilities described above, we continue to occupy a building in Colorado Springs, Colorado. This facility, which we purchased in 2005, contains approximately 24,000 square feet of usable space, and is used for storage and business continuity contingency planning.

In June 2014, with the acquisition of AngioScore, we acquired a leased facility in Fremont, California, which is comprised of approximately 42,000 square feet, housing manufacturing, research and development, and administrative functions. The lease expires in May 2017.

In January 2015, with the acquisition of the Stellarex DCB platform, we acquired a second leased facility in Fremont, California, which is comprised of approximately 23,000 square foot of manufacturing space. The lease expires in May 2018. We also plan to lease a facility in Plymouth, Minnesota for research and development functions beginning in 2015.

Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe and the Middle East, and the lease expires June 30, 2016. Spectranetics Deutschland GmbH leases an office in Germany under a lease that expires in August 2018.

We believe these current and planned facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3.    Legal Proceedings

For a discussion of our legal proceedings, please refer to Note 15, “Commitments and Contingencies,” to our consolidated financial statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market for each calendar quarter in 2014 and 2013.

	High	Low
Year Ended December 31, 2013
1st Quarter	$19.32	$14.58
2nd Quarter	20.99	16.79
3rd Quarter	19.62	15.52
4th Quarter	25.60	16.72
Year Ended December 31, 2014
1st Quarter	$31.94	$23.84
2nd Quarter	30.84	20.07
3rd Quarter	29.55	22.09
4th Quarter	35.56	24.88
Number of Record Holders; Dividends
The closing sales price of our common stock on February 2, 2015 was $32.79. On February 2, 2015, we had 418 stockholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, nominees and other fiduciaries.
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
Recent Sales of Unregistered Equity Securities
During 2014, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We repurchased none of our equity securities during the quarter ended December 31, 2014.
Securities Issuable Under Equity Compensation Plans
For a discussion of the securities authorized under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ITEM 6.    Selected Financial Data

The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2014, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto in Part IV, Item 15 in this annual report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$204,914	$158,811	$140,285	$127,287	$117,917
Cost of products sold	53,459	41,356	37,927	35,723	34,031
Selling, general and administrative	128,129	91,750	82,254	70,502	66,665
Research, development and other technology	28,675	22,080	16,846	17,729	14,900
Medical device excise tax (1)	2,834	2,138	—	—	—
Intangible asset amortization (2)	6,335	901	—	—	—
Contingent consideration expense (2)	2,070	867	—	—	—
Intangible asset impairment (2)	4,138	4,490	—	—	—
Change in fair value of contingent consideration liability (2)	(1,064)	(5,165)	—	—	—
Acquisition transaction and integration costs (2)	17,288	—	311	—	—
Federal investigation legal and accrued indemnification costs (3)	—	—	—	(370)	6,798
Settlement costs—license agreement dispute (4)	—	—	—	1,821	—
Litigation charges	—	—	—	596	—
Employee termination and lease abandonment costs (5)	—	—	—	—	1,630
Asset impairment charge (6)	—	—	—	—	939
Operating (loss) income	(36,950)	394	2,947	1,286	(7,046)
Interest (expense) income, net (7)	(4,062)	3	8	(149)	223
Other, net	(211)	13	5	(12)	(8)
(Loss) income before income taxes	(41,223)	410	2,960	1,125	(6,831)
Income tax (benefit) expense (8)	(322)	780	734	231	6,232
Net (loss) income	$(40,901)	$(370)	$2,226	$894	$(13,063)
Net (loss) income per share, basic	$(0.98)	$(0.01)	$0.06	$0.03	$(0.39)
Net (loss) income per share, diluted	$(0.98)	$(0.01)	$0.06	$0.03	$(0.39)
Weighted average common shares outstanding:
Basic	41,679	38,941	34,377	33,458	33,091
Diluted	41,679	38,941	35,767	34,370	33,091

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Working capital (9)	$130,991	$144,605	$49,634	$41,374	$40,512
Cash, cash equivalents, and current investment securities available for sale (9)	95,505	128,395	37,775	39,638	33,662
Property and equipment, net	33,819	28,281	27,006	27,249	28,669
Total assets (2) (9)	466,950	217,157	110,769	109,036	93,695
Long-term obligations (7)	263,450	3,932	1,879	1,566	598
Stockholders’ equity	162,157	190,000	88,697	79,510	74,498
________________________

(1)	On January 1, 2013, we began paying a medical device excise tax that the PPACA imposes on medical device manufacturers on their sales in the U.S. of certain devices.

(2)
In January 2013, we acquired certain products from Upstream Peripheral Technologies Ltd. (Upstream). In June 2014, we acquired AngioScore. See further discussion of these expenses in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Business Combinations,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

(3)
In the fourth quarter of 2011, we recorded a $0.4 million reduction in our accrual for indemnification costs to reflect a change in our estimate of the range of our contingent liability for indemnification obligations we had to three former employees related to a federal investigation. In 2010, we recorded an accrual for indemnification obligations of $6.8 million.

(4)	In the fourth quarter of 2011, we recorded $1.8 million related to the termination of a license agreement with Medtronic, Inc.

(5)
In 2010, we terminated 14 employees, primarily within the Vascular Intervention sales organization, as a result of a strategic re-alignment of certain sales territories designed to improve sales productivity. As a result, we recorded severance obligations totaling $0.7 million in 2010. In addition, in 2010, we recorded a charge of $1.0 million related to the retirement of an executive from his positions as chairman, president, and chief executive officer.

(6)
In 2010, we wrote off a capital project in process that was no longer expected to be completed and utilized due to a ruling by the Environmental Protection Agency that limited the useful life of the asset.

(7)
In June 2014, we completed the sale of $230 million aggregate principal amount of Notes due in 2034. Interest expense in 2014, including amortization of debt issuance costs, was primarily related to the Notes. See further discussion of these Notes in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 3, “Convertible Senior Notes,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

(8)
Income tax benefit for the year ended December 31, 2014 included a tax benefit of $1.3 million resulting from a reduction in the valuation allowance against our deferred tax assets related to the acquisition of AngioScore. See further discussion of this tax benefit in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 14, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Income tax expense for the year ended December 31, 2010 included an increase in the valuation allowance against our deferred tax asset of $6.1 million, which was recorded in 2010 as a result of management’s assessment of the recoverability of the asset.

(9)
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

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. Our Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy); and effective June 30, 2014, with our acquisition of AngioScore, AngioSculpt® scoring balloons used to treat peripheral and coronary artery disease. Our Lead Management products include excimer laser sheaths, dilator sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent and service our CVX-300® laser systems.

For an overview of our business, products, market opportunities, and clinical trials, please see Part I, Item I, “Business” to this annual report on Form 10-K.

Recent Developments

Acquisition of Stellarex
On January 27, 2015, we acquired certain assets and liabilities related to Covidien LP’s Stellarex™ (Stellarex) over the wire percutaneous transluminal angioplasty balloon catheter with a paclitaxel coated balloon (DCB Assets), pursuant to an Asset Purchase Agreement, dated as of October 31, 2014 (Stellarex Purchase Agreement), with Covidien LP (Stellarex Acquisition). The DCB Assets include, among other things, the intellectual property, machinery and equipment, and inventories of finished products and raw materials used in connection with the Stellarex catheter. Under the terms of the Stellarex Purchase Agreement, we paid Covidien $30 million in cash and Covidien will retain certain liabilities relating to milestone payments that may become due in connection with our development of the DCB Assets.
On January 27, 2015, we and Covidien also entered into a Product Supply Agreement under which Covidien will supply certain angioplasty balloon catheter products to us, subject to the terms and conditions set forth in the Product Supply Agreement. The Product Supply Agreement has an initial one-year term with an option to renew the agreement for an additional year under certain circumstances. In addition, we and Covidien have entered into a Transition Services Agreement, pursuant to which Covidien will provide certain transition services to us for up to 24 months, subject to extension under certain circumstances.
The DCB Assets platform received CE mark to be marketed in the European Union in December 2014, and we launched the product in Europe in late January 2015. The DCB Assets platform is not approved in the United States, where it is currently limited to investigational use.

Acquisition of AngioScore
On June 30, 2014, we completed our acquisition of AngioScore, under an Agreement and Plan of Merger (Merger Agreement), dated as of May 27, 2014. Under the terms of the Merger Agreement, we paid the former AngioScore stockholders $230 million in cash, plus certain adjustments relating to working capital set forth in the Merger Agreement, on the acquisition date. The Merger Agreement with AngioScore provides for additional payments for revenue-based earn-outs and regulatory approval milestones. The total contingent revenue-based payments cannot exceed $50 million. The total contingent regulatory approval milestones cannot exceed $25 million. See “Future Investments and Contingent Consideration Related to Acquisitions” under this Item 7.

AngioScore develops, manufactures and markets the AngioSculpt Scoring Balloon Catheter for the treatment of PAD and coronary artery disease. The AngioSculpt catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters and rotational atherectomy. The AngioSculpt technology platform includes three models of coronary catheters and one model of peripheral catheters of various sizes and lengths. We are also developing the Drug-Coated AngioSculpt, the world’s first drug-coated scoring balloon.

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

For the six-month period from July to December 2014 (July-December 2014 period), AngioScore revenue was $29.6 million, which is included in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014. For the year ended December 31, 2013, AngioScore recognized revenue of $54.7 million and a net loss of $7.5 million. These amounts are not included in our 2013 financial statements because we acquired AngioScore on June 30, 2014. As a result of the acquisition of AngioScore on June 30, 2014, our results of operations for the year ended December 31, 2014 are not comparable with those for the year ended December 31, 2013.

Sales of devices for coronary and peripheral use each comprise approximately 54% and 46%, respectively, of AngioScore’s revenue. Approximately 86% of AngioScore’s revenue for the July-December 2014 period was from the U.S. and 14% was generated internationally.

Convertible Notes Offering

On June 3, 2014, we completed the sale of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (Notes). We received $222.5 million from the issuance of the Notes, net of $7.5 million of debt issuance costs incurred. We used all of the net proceeds to fund the acquisition of AngioScore. The Notes bear interest at a rate of 2.625% per year, payable semi-annually on December 1 and June 1 of each year, commencing December 1, 2014. The Notes will mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain specified events. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, we may redeem any or all of the Notes in cash if the closing price of our common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, we may redeem the

Notes without any such condition. For additional information about the Notes, see “Liquidity and Capital Resources” under this Item 7 and Note 3, “Convertible Senior Notes,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

Results of Operations

Financial Results by Geographical Segment

Our two operating segments consist of United States Medical, which includes the United States and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. United States Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the years ended December 31, 2014, 2013, and 2012, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. was allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment. Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided:

	For the Year Ended December 31,
	2014		2013		2012
	(in thousands, except for percentages)
Revenue
United States	$167,399	82%	$130,126	82%	$117,436	84%
International	37,515	18	28,685	18	22,849	16
Total revenue	$204,914	100%	$158,811	100%	$140,285	100%

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating (loss) income
United States	$(39,267)	$(1,276)	$1,037
International	2,317	1,670	1,910
Total operating (loss) income	$(36,950)	$394	$2,947

Revenue by Product Line	For the Year Ended December 31,
	2014		2013		2012
	(in thousands, except for percentages)
Disposable products:
Vascular Intervention	$118,148	58%	$75,601	48%	$67,336	48%
Lead Management	66,662	33	62,518	39	55,186	39
Total disposable products	184,810	90	138,119	87	122,522	87
Service and other revenue	11,490	6	11,412	7	10,439	7
Laser equipment	8,614	4	9,280	6	7,324	5
Total revenue	$204,914	100%	$158,811	100%	$140,285	100%

Percentage amounts may not add due to rounding.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2014 and December 31, 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

	For the year ended December 31,
(in thousands, except for percentages)	2014	% of revenue (1)	2013	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular intervention	$118,148	58%	$75,601	48%	$42,547	56%
Lead management	66,662	33	62,518	39	4,144	7
Total disposable products revenue	184,810	90	138,119	87	46,691	34
Laser, service and other revenue	20,104	10	20,692	13	(588)	(3)
Total revenue	204,914	100	158,811	100	46,103	29
Gross profit (2)	151,455	74	117,455	74	34,000	29
Operating expenses
Selling, general and administrative	128,129	63	91,750	58	36,379	40
Research, development and other technology	28,675	14	22,080	14	6,595	30
Medical device excise tax	2,834	1	2,138	1	696	33
Acquisition transaction and integration costs	17,288	8	—	—	17,288	nm
Intangible asset amortization	6,335	3	901	1	5,434	603
Contingent consideration expense	2,070	1	867	1	1,203	139
Intangible asset impairment	4,138	2	4,490	3	(352)	(8)
Change in fair value of contingent consideration liability	(1,064)	(1)	(5,165)	(3)	4,101	(79)
Total operating expenses	188,405	92	117,061	74	71,344	61
Operating (loss) income	(36,950)	(18)	394	—	(37,344)	nm
Other income (expense)
Interest (expense) income, net	(4,062)	(2)	3	—	(4,065)	nm
Foreign currency transaction (loss) gain	(211)	—	5	—	(216)	nm
Other income, net	—	—	8	—	(8)	(100)
(Loss) income before income taxes	(41,223)	(20)	410	—	(41,633)	nm
Income tax (benefit) expense	(322)	—	780	—	(1,102)	(141)
Net loss	$(40,901)	(20)%	$(370)	—%	$(40,531)	nm

Worldwide installed base of laser systems	1,271		1,144		127

(1)	Percentage amounts may not add due to rounding.

(2)	Includes the impact of $2.1 million of amortization of acquired inventory step-up in 2014.
nm = not meaningful.

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure.

Revenue increased 29% to $204.9 million for the year ended December 31, 2014 as compared with $158.8 million for the year ended December 31, 2013. The increase was due to increased disposables revenue, partially offset by a small decrease in laser, service, and other revenue.

Vascular Intervention (VI) revenue, which includes revenue from products used in both the peripheral and coronary vascular systems, increased 56% to $118.1 million for the year ended December 31, 2014 as compared with $75.6 million for the year ended December 31, 2013, due in part to revenue of $29.6 million from AngioSculpt scoring balloons during the July-December 2014 period. VI revenue represented 64% of our disposables product revenue for the year ended December 31, 2014.

Peripheral atherectomy revenue increased 24%, crossing solutions revenue increased 2%, and coronary atherectomy and thrombus management revenue increased 18%, all compared with the year ended December 31, 2013. Increased peripheral atherectomy revenue was primarily related to unit volume increases, due both to higher sales to hospitals and to office-based physician clinics in the U.S., which contributed to a 25% increase in U.S. peripheral atherectomy sales during the year ended December 31, 2014 as compared with the year ended December 31, 2013. Sales of our Turbo-Tandem and Turbo-Elite products for the treatment of in-stent restenosis, following the FDA clearance received in July 2014, also contributed to the increase in peripheral atherectomy revenue. The increase in coronary atherectomy and thrombus management revenue was primarily due to increased sales of our coronary atherectomy products in both Japan and the U.S.

Lead Management (LM) revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased 7% and increased 6% on a constant currency basis (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure) to $66.7 million for the year ended December 31, 2014 as compared with $62.5 million for the year ended December 31, 2013. In the first quarter of 2014, LM revenue decreased 4% compared with the prior year quarterly period, which we believe was caused by a temporary disruption associated with the expansion of the U.S. LM sales team. LM revenue experienced growth of 7%, 9% and 14% in the second, third and fourth quarters of 2014, respectively, compared with the prior year quarterly periods. The growth was primarily due to increased units sold, including our new TightRail™ and SightRail™ mechanical lead extraction products.

Laser, service, and other revenue decreased 3% to $20.1 million for the year ended December 31, 2014 compared with $20.7 million for the year ended December 31, 2013. Equipment sales revenue, which is included in laser equipment revenue, increased 15% for the year ended December 31, 2014 as compared with the year ended December 31, 2013. Rental revenue decreased 32% for the year ended December 31, 2014 as compared with the year ended December 31, 2013, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by those customers.

We placed 180 laser systems with new customers during the year ended December 31, 2014 compared with 170 during the year ended December 31, 2013.  Of these laser placements, 53 were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory compared with 92 transfers or deployments of remanufactured systems during the year ended December 31, 2013. The new placements during the year ended December 31, 2014 brought our worldwide installed base of laser systems to 1,271 (913 in the U.S.) as of December 31, 2014, compared to 1,144 (837 in the U.S.) as of December 31, 2013.

Geographically, revenue in the U.S. was $167.4 million for the year ended December 31, 2014, an increase of 29% from $130.1 million for the year ended December 31, 2013, primarily due to an increase in VI revenue, including revenue from the AngioSculpt scoring balloons.  International revenue was $37.5 million, an increase of 31% from $28.7 million for the year ended December 31, 2013, or 30% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Japan and Europe and to a lesser extent, laser equipment revenue in Europe for the year ended December 31, 2014 as compared with the year ended December 31, 2013.

Gross margin percentage was 73.9% for the year ended December 31, 2014 and 74.0% for the year ended December 31, 2013. Excluding the amortization of the acquired inventory step-up adjustment of $2.1 million, gross margin percentage was 74.9% for the year ended December 31, 2014 (see the “Non-GAAP Financial Measures” section below for a reconciliation of non-GAAP gross margin percentage). The additional gross margin (excluding the step-up adjustment) was generated by higher production volumes and manufacturing efficiencies, in addition to favorable product mix, with a higher percentage of higher margin disposables revenue for the year ended December 31, 2014 as compared with the year ended December 31, 2013. These increases in gross margin were partially offset by the addition of the AngioScore products revenue, which carries a slightly lower gross margin percentage than our other disposable products, as well as slightly lower gross margin percentage on laser sales and rental revenue.

Operating expenses

Selling, general and administrative.  Selling, general and administrative (SG&A) expenses increased 40% to $128.1 million for the year ended December 31, 2014 compared with $91.8 million for the year ended December 31, 2013.  SG&A expenses represented 63% of revenue for the year ended December 31, 2014 as compared with 58% of revenue for the year ended December 31, 2013. SG&A expenses as a percentage of revenue have decreased from 70% in the first quarter of 2014 to 58% in the fourth quarter of 2014. This reflects ongoing progress with the AngioScore integration and improving sales productivity in both VI and LM.

Within SG&A, sales and marketing expenses increased $26.3 million, or 38%, compared with the year ended December 31, 2013, primarily due to the AngioScore acquisition and the expansion of our field sales teams in early 2014, both in the U.S. and Europe. During 2014, we nearly doubled our sales and marketing team through planned expansion and the acquisition of AngioScore. Higher commissions and bonuses based on higher revenue also contributed to the increase.

Also within SG&A, general and administrative expenses increased $10.1 million, or 45%, compared with the year ended December 31, 2013 from increased personnel expenses, primarily due to the AngioScore acquisition, an increase in stock-based compensation expense due to our organizational growth and a new performance-based equity plan, an increase in performance-based incentive compensation expense, and an increase in the provision for bad debt expense, professional fees, and insurance expense.

Research, development and other technology. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Research, development and other technology expenses of $28.7 million for the year ended December 31, 2014 increased $6.6 million, or 30%, compared with $22.1 million for the year ended December 31, 2013. As a percentage of revenue, research, development and other technology expenses remained at 14% for the years ended December 31, 2014 and December 31, 2013. We expect research, development and other technology expenses to increase as a percentage of revenue in 2015 and beyond, as we incorporate product development and clinical trial expenses related to the recently acquired Stellarex DCB and Drug-Coated AngioSculpt programs. Increases in research, development and other technology expenses resulted from:

•
Product development costs increased by approximately $5.7 million compared with the year ended December 31, 2013 due to increased new product development personnel, an increase in project spending primarily related to the AngioScore Drug-Coated AngioSculpt project, and an increase in regulatory costs, associated primarily with filing and related fees as we prepare to enter new international markets;

•	Clinical studies costs increased by approximately $0.3 million compared with the year ended December 31, 2013, primarily related to the EXCITE ISR trial; and

•	Royalty costs increased by approximately $0.6 million compared with the year ended December 31, 2013 due to increased revenue.

Acquisition transaction and integration costs. We incurred $17.3 million of costs related to acquisitions for the year ended December 31, 2014. Of this amount, $15.8 million related to the AngioScore acquisition, and consisted primarily of investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. These costs also included legal fees associated with a patent-related matter in which AngioScore is the plaintiff. We expect integration costs to continue through 2015 as we integrate the operations of AngioScore. We incurred $1.5 million of expenses related to the Stellarex product acquisition that closed in 2015, consisting primarily of legal fees. We expect additional acquisition-related expenses related to the Stellarex acquisition in 2015.

Medical device excise tax. We incurred $2.8 million of medical device excise tax expense for the year ended December 31, 2014 compared with $2.1 million for the year ended December 31, 2013. The increase in the medical device excise tax was due to increased revenue for the year ended December 31, 2014.

Intangible asset amortization. As part of the AngioScore acquisition in June 2014, and the product acquisition from Upstream in January 2013, we acquired certain intangible assets, which are being amortized over periods from two to 10 years. We recorded $6.3 million of amortization expense related to the intangible assets acquired as part of the AngioScore acquisition and the Upstream product acquisition for the year ended December 31, 2014 compared with $0.9 million for the year ended December 31, 2013. The increase was due to the intangible assets acquired as part of the AngioScore acquisition. See Note 2, “Business Combinations,” and Note 6, “Goodwill and Other Intangible Assets,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of these acquisitions and related accounting matters.

Contingent consideration expense. For the years ended December 31, 2014 and December 31, 2013, we recorded $2.1 million and $0.9 million of contingent consideration expense, respectively, related to the increase in that liability due to the passage of time (i.e., accretion). The increase was due to the contingent consideration liability incurred as part of the AngioScore acquisition. See Note 2, “Business Combinations,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion.

Intangible asset impairment. For the year ended December 31, 2014, we recorded an impairment charge of $4.1 million related to the intangible assets acquired from Upstream based on their estimated fair value using revised cash flow assumptions related to those assets. This reduction in estimated fair value was the result of market factors associated with the access and overall retrograde interventional market and other relevant factors. In the fourth quarter of 2013, as a result of a similar assessment, we recorded an impairment charge of approximately $4.5 million related to those assets.

Change in fair value of contingent consideration liability. As a result of our assessment of the Upstream intangible assets, we remeasured the contingent consideration liability to its fair value and reduced the liability by $1.1 million during 2014. The intangible asset impairment charge of $4.1 million and the change in the contingent consideration liability of $1.1 million resulted in a net increase in the net loss of approximately $3.1 million for the year ended December 31, 2014.

In the fourth quarter of 2013, as a result of a similar assessment, we remeasured the contingent consideration liability to its fair value and reduced it by approximately $5.2 million. The impairment of the intangibles assets and the adjustment to the contingent consideration liability resulted in a net decrease in the net loss of $0.7 million for the year ended December 31, 2013.

Other income (expense)

Interest expense. Interest expense increased by $4.1 million for the year ended December 31, 2014 compared with the year ended December 31, 2013, primarily related to the Notes, including amortization of debt issuance costs. We expect interest expense, including amortization of debt issuance costs, to be approximately $7 million annually.

Foreign currency transaction (loss) gain. The foreign currency transaction loss of $0.2 million for the year ended December 31, 2014 resulted from the cash settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and sales to customers in euros, due to a weakening of the euro during the year ended December 31, 2014.

Non-GAAP net (loss) income

As a result of the items discussed above, non-GAAP net loss was $11.3 million for the year ended December 31, 2014 compared with non-GAAP net income of $0.7 million for the year ended December 31, 2013. Non-GAAP net income (loss) is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective years and a discussion of how we use the non-GAAP net income (loss) financial measure.

Adjusted EBITDA

Adjusted EBITDA was $4.2 million for the year ended December 31, 2014 compared with Adjusted EBITDA of $11.2 million for the year ended December 31, 2013. Adjusted EBITDA is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective years and a discussion of how we use the Adjusted EBITDA financial measure.

(Loss) income before income taxes

The pre-tax loss for the year ended December 31, 2014 was $41.2 million compared with pre-tax income of $0.4 million for the year ended December 31, 2013. The year over year change from pre-tax income to a pre-tax loss was primarily due to increases in sales and marketing expenses, acquisition transaction and integration costs, intangible asset amortization, intangible asset impairment and change in fair value of contingent consideration liability, net, as discussed above.

Income tax (benefit) expense

Our income tax benefit of $0.3 million for the year ended December 31, 2014, consisted of a tax benefit of approximately $1.3 million that was partially offset by current foreign and state income tax expense and deferred federal income tax expense. The $1.3 million tax benefit resulted from a partial release of the valuation allowance against our deferred tax assets related to the AngioScore acquisition.

We recorded income tax expense of $0.8 million for the year ended December 31, 2013, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to our history of losses and our planned near-term investments in our growth, we have recorded a valuation allowance against substantially all of our deferred tax assets that are in excess of our deferred tax liabilities. We do not expect to further reduce the valuation allowance against our deferred tax assets until we have a sufficient historical trend of taxable income and can predict future taxable income with a higher degree of certainty.

See Note 14, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of our accounting for income taxes.

Net loss

As a result of the items discussed above, we recorded a net loss for the year ended December 31, 2014 of $40.9 million, or $0.98 per share, compared with a net loss of $0.4 million, or $0.01 per share, for the year ended December 31, 2013.

Functional currency

The functional currency of our foreign operations generally is the applicable local currency. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations and comprehensive income (loss) using weighted average exchange rates during the year. The fluctuation in currency rates during the year ended December 31, 2014 compared with the December 31, 2013 caused an increase of approximately $0.2 million in consolidated revenue and an immaterial decrease in the consolidated net loss.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Selected Consolidated Statements of Operations Data

The following tables present Consolidated Statements of Operations data for the years ended December 31, 2013 and December 31, 2012 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

	For the year ended December 31,
(in thousands, except for percentages)	2013	% of revenue (1)	2012	% of revenue (1)	$ change	% change
Revenue
Disposable products revenue:
Vascular intervention	$75,601	48%	$67,336	48%	$8,265	12%
Lead management	62,518	39	55,186	39	7,332	13
Total disposable products revenue	138,119	87	122,522	87	15,597	13
Laser, service and other revenue	20,692	13	17,763	13	2,929	16
Total revenue	158,811	100	140,285	100	18,526	13
Gross profit	117,455	74	102,358	73	15,097	15
Operating expenses
Selling, general and administrative	91,750	58	82,254	59	9,496	12
Research, development and other technology	22,080	14	16,846	12	5,234	31
Medical device excise tax	2,138	1	—	—	2,138	nm
Intangible asset amortization	901	1	—	—	901	nm
Contingent consideration expense	867	1	—	—	867	nm
Intangible asset impairment	4,490	3	—	—	4,490	nm
Change in fair value of contingent consideration liability	(5,165)	(3)	—	—	(5,165)	nm
Acquisition-related costs	—	—	311	—	(311)	nm
Total operating expenses	117,061	74	99,411	71	17,650	18
Operating income	394	—	2,947	2	(2,553)	(87)
Other income	16	—	13	—	3	23
Income before income taxes	410	—	2,960	2	(2,550)	(86)
Income tax expense	780	—	734	1	46	6
Net (loss) income	$(370)	—%	$2,226	2%	$(2,596)	(117)%

(1)	Percentage amounts may not add due to rounding.
nm = not meaningful.

Revenue and gross margin

Revenue increased 13% to $158.8 million for the year ended December 31, 2013 compared with $140.3 million for the year ended December 31, 2012. Approximately 84% of the $18.5 million increase in revenue was due to increased disposables product revenue, with the remainder of the increase due to higher equipment sales and service revenue compared with 2012.

VI revenue increased 12% to $75.6 million in 2013 compared with $67.3 million in 2012. VI revenue represented 55% of our disposables product revenue in 2013. Peripheral atherectomy revenue increased 21%, crossing solutions revenue increased 3%, and coronary atherectomy and thrombus management revenue decreased 1%, all compared with 2012. Increased peripheral atherectomy product sales were primarily related to unit volume increases supported, to a lesser extent, by a single-digit price increase on our Turbo-Elite catheters. The unit volume increases were largely due to higher sales to office-based physician clinics in the U.S., which contributed to a 23% increase in U.S. peripheral atherectomy sales. The modest growth in crossing solutions product sales was due primarily to sales of the Quick-Cross Capture Guidewire Retriever and Quick-Access Needle Holder products that we acquired in January 2013.

LM revenue grew 13% to $62.5 million in 2013 as compared with $55.2 million in 2012. LM revenue represented 45% of our disposables product revenue in 2013. The GlideLight sheath, our next generation lead extraction tool, was launched in the second quarter of 2012 as an upgrade from its predecessor product, the SLS II. Due to its improved functionality, GlideLight carries a higher selling price than the SLS II. In 2013, LM revenue growth was due in nearly equal measure to the higher average selling price of the GlideLight as compared with the SLS II, and unit volume growth.

Service and other revenue increased 9% to $11.4 million in 2013 from $10.4 million in 2012, due primarily to our increased installed base of laser systems.

Laser equipment revenue increased 27% to $9.3 million in 2013 compared with $7.3 million in 2012. Equipment sales revenue, which is included in laser equipment revenue, increased 80% compared with 2012. Rental revenue decreased 4% in 2013 compared with 2012, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent due.

We placed 170 laser systems with new customers during 2013 compared with 125 during 2012. The increased placements were primarily due to increased demand in Japan, and to a lesser extent, in office-based labs in the U.S. Of these laser placements in 2013, 92 laser systems were direct transfers from the existing installed base or were deployments of remanufactured lasers from our factory compared with 70 transfers or deployments of remanufactured systems in 2012. The new placements in 2013 brought our worldwide installed base of laser systems to 1,144 (837 in the U.S.) at December 31, 2013, compared with 1,066 (799 in the U.S.) at December 31, 2012.

Geographically, revenue in the U.S. was $130.1 million in 2013, an increase of 11% from 2012. International revenue was $28.7 million, an increase of 26% from 2012 and an increase of 24% on a constant currency basis. The increase in international revenue was primarily due to an increase in LM revenue in Europe and laser equipment sales in Japan in 2013 as compared with 2012.

Gross margin percentage in 2013 was 74% compared with 73% in 2012. Additional margin was generated by improved production efficiencies and the increased selling price of the GlideLight and Turbo-Elite products in 2013. Improved margin was partially offset by increased sales of lasers, which carry a lower gross margin percentage than disposable products. Although they carry a lower gross margin percentage, laser system sales and placements have historically resulted in increased sales of higher margin disposable products.

Operating expenses

Selling, general and administrative.  SG&A expenses increased 12% to $91.8 million in 2013 compared with $82.3 million in 2012. SG&A expenses represented 58% of revenue in 2013 compared with 59% of revenue in 2012.

Within SG&A, sales and marketing expenses increased $6.0 million, or 9%, from 2012, primarily due to:

•
A $3.5 million, or 7%, increase in U.S. VI and LM sales and marketing expenses, primarily due to an increase in our field sales team and higher commissions expense on higher revenue; the expansion of our marketing capabilities; costs associated with the continued launch of the GlideLight lead extraction laser sheath, and increased marketing and physician training events; and outside consulting expenses incurred due to our planned expansion of the U.S. sales team in 2014.

•	A $2.5 million, or 23%, increase in international sales and marketing expenses, primarily due to additional field sales positions and increased incentive compensation on higher revenue.

Also within SG&A, general and administrative expenses increased $3.5 million, or 19%, from increased personnel expenses, primarily due to the hiring of certain senior executives in 2012 and 2013, an increase in stock-based compensation expense due to our organizational growth, an increase in company-wide performance-based incentive compensation expense tied to achievement of goals established at the beginning of the year, and an increase in insurance, compliance and legal costs.

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

Intangible asset amortization. In January 2013, we acquired certain products from Upstream. As part of the Upstream product acquisition, we acquired certain core technology intangible assets, which are being amortized over periods from four to 12 years. We recorded $0.9 million of amortization expense related to these intangible assets in 2013.

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

Intangible asset impairment. We valued the core technology intangible assets acquired from Upstream at the acquisition date using a discounted cash flow model. As a result of lower than anticipated sales growth, updated market share estimates, and current year sales, we reviewed the recoverability of these intangible assets. This review resulted in an impairment charge of approximately $4.5 million in 2013 related to those assets, based on their fair value using current cash flow assumptions related to the intangible assets.

Change in fair value of contingent consideration liability. As of December 31, 2013, as a result of our assessment that we are not likely to generate the level of revenues from sales of the Upstream products that we anticipated at the acquisition date, we remeasured the contingent consideration liability to its fair value and reduced it by approximately $5.2 million. The change in the contingent consideration liability of $5.2 million and the intangible asset impairment charge of $4.5 million resulted in a net decrease in the net loss of $0.7 million for the year ended December 31, 2013.

Acquisition transaction and integration costs. In the fourth quarter of 2012, we incurred $0.3 million in legal and other costs related to our acquisition of products from Upstream.

Non-GAAP net income

Non-GAAP net income was $0.7 million for the year ended December 31, 2013 compared with non-GAAP net income of $2.5 million for the year ended December 31, 2012. Non-GAAP net income is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective years and a discussion of how we use the non-GAAP net income financial measure.

Adjusted EBITDA

Adjusted EBITDA was $11.2 million for the year ended December 31, 2013 compared with Adjusted EBITDA of $13.1 million for the year ended December 31, 2012. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective years and a discussion of how we use the Adjusted EBITDA financial measure.

Income before income taxes

Pre-tax income for the year ended December 31, 2013 was $0.4 million compared with pre-tax income of $3.0 million for the year ended December 31, 2012. The year over year decrease in pre-tax income was primarily due to the medical device excise tax, an increase in research, development and other technology expenses, and the acquisition-related expenses described above.

Income tax expense

We recorded income tax expense of $0.8 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

Net (loss) income

As a result of the items discussed above, we recorded a net loss for the year ended December 31, 2013 of $0.4 million, or $0.01 per share, compared with net income of $2.2 million, or $0.06 per fully diluted share, for the year ended December 31, 2012.

Functional currency

The fluctuation in currency rates during the year ended December 31, 2013 as compared with the year ended December 31, 2012 caused an increase of approximately $0.4 million in consolidated revenue and an increase of approximately $0.1 million in consolidated net income.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $95.5 million, representing a decrease of $32.9 million from $128.4 million at December 31, 2013.

We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity will be sufficient to meet our liquidity requirements for the foreseeable future based on our expected level of operations. However, we may need or seek additional funding earlier than anticipated. If we require additional working capital to fund future operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We also may sell additional shares of our common stock or other equity or debt securities or enter into credit and financing arrangements with one or more independent institutional lenders. We have an effective automatic shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors and by restrictions imposed by federal and state regulatory authorities, and our ability to issue debt securities is limited by certain covenants in our credit agreement. On June 3, 2014, we completed the sale of $230 million aggregate principal amount of Notes in a public offering under the shelf registration statement to fund the AngioScore acquisition. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the year ended December 31, 2014, cash used in operating activities was $20.4 million compared to cash provided by operating activities of $4.2 million for the year ended December 31, 2013. The primary sources and uses of cash in 2014 were:

(1)
Our net loss of $40.9 million included approximately $30.4 million of non-cash expenses. Non-cash expenses primarily included $16.8 million of depreciation and amortization, $8.3 million of stock-based compensation, $4.1 million of asset impairment charge, $1.0 million of change in fair value of contingent consideration liability and contingent consideration expense, net, $0.4 million of provision for excess and obsolete inventories, and $0.6 million of amortization of debt issuance costs. Non-cash income was primarily comprised of a $0.9 million deferred income tax benefit.

(2)	Cash used as a result of a net increase in operating assets and liabilities of approximately $9.9 million was primarily due to:

•	An increase in equipment held for rental or loan of $9.2 million as a result of the production and continued placement of our laser systems through our rental programs;

•	An increase in trade accounts receivable of approximately $6.4 million, primarily due to increased revenue overall and in particular higher sales in the fourth quarter of 2014;

•	An increase in inventory of $3.0 million, primarily due to increased sales demand and higher disposables and laser production; and

•	An increase in prepaid expenses and other current assets of $5.1 million, primarily due to the pre-payment of certain legal fees to be reimbursed from an escrow account.

•
These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of $13.7 million, due primarily to an increase in accrued commissions and performance-based incentive compensation, an increase in other accrued operating expenses and the timing of vendor payments.

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. The increase in days sales outstanding was primarily due to an increase in the percentage of revenue recorded in the latter half of the quarter and the increase in sales to our office-based physician clinics, which is the fastest growing segment of the VI business. In some cases, we have granted extended terms, generally no more than 90 days, to these physician-owned facilities, which are longer than our typical 30 day terms. Additionally, we have increased sales to our distributor in Japan, which under our contract is granted 75 day terms. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The decrease in inventory turns was primarily due to the inclusion of AngioScore’s inventory, which historically has turned more slowly than that of Spectranetics, primarily as a result of their extensive use of consignment inventory held at customer locations.

	December 31, 2014	December 31, 2013
Days Sales Outstanding	59	57
Inventory Turns	2.5	4.4

Investing Activities. For the year ended December 31, 2014, cash used in investing activities was $240.7 million, consisting of the payment for the AngioScore acquisition of $234.0 million, which includes the base purchase price of $230 million and a working capital adjustment of $4.0 million, and capital expenditures of $6.7 million. This compared with $6.5 million of payments for the Upstream product acquisition and capital expenditures of $4.6 million for the year ended December 31, 2013. The capital expenditures for 2014 and 2013 included manufacturing equipment upgrades and replacements and additional capital items for research and development projects and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2014 was $228.2 million, consisting of $230.0 million of proceeds from our issuance of the Notes less $7.5 million of debt issuance costs, and $5.7 million of proceeds from exercises of stock options and sales of common stock under our employee stock purchase plan. This compares to cash provided by financing activities for the year ended December 31, 2013 of $97.3 million, which included $92.0 million of net proceeds from the common stock offering and $5.2 million of proceeds from exercises of stock options and sales of common stock under our employee stock purchase plan.

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of the Stellarex DCB Assets and made a cash payment of $30 million. As planned, the Stellarex acquisition will require substantial investments, primarily within research, development and clinical trials. We are in the early stages of integration, and as integration proceeds, the amount of these investments may change.

In connection with the AngioScore acquisition, we have agreed to pay additional contingent merger consideration as follows:

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

We may be required to make future payments related to the Upstream product acquisition that occurred in the first quarter of 2013. The purchase agreement with Upstream provides for additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs. The total purchase price, including the contingent milestone and revenue-based payments, is subject to an overall cap of $35.5 million. As of December 31, 2014, we have paid $6.5 million under the Upstream purchase agreement.

See further discussion of these matters in Note 2, “Business Combinations,” and Note 17, “Subsequent Event,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Common Stock Offering

On May 1, 2013, we completed an offering of 5,462,500 shares of our common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. We received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering expenses of approximately $0.4 million paid by us.

Convertible Senior Notes

On June 3, 2014, we closed the sale of $230 million aggregate principal amount of the Notes. Net proceeds from the sale of the Notes were used for the AngioScore acquisition. The Notes bear interest at a rate of 2.625% per annum. We pay interest on the Notes on June 1 and December 1 of each year, beginning December 1, 2014. The Notes will mature on June 1, 2034 (maturity date), unless earlier repurchased, redeemed or converted.

Holders may convert their Notes into shares of our common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate is 31.9020 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.35 per share of our common stock). The conversion price is subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a fundamental change occurs or we deliver a redemption notice, in certain circumstances we will increase the conversion rate for a holder that elects to convert its Note in connection with such fundamental change or redemption notice, as the case may be.

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

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, we renewed the line of credit for an additional three-year term under substantially the same terms. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%, or 3.5% at December 31, 2014.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $12.6 million as of December 31, 2014.

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
As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during 2013 or 2014.
Capital Resources

During the years ended December 31, 2014 and 2013, we purchased approximately $6.7 million and $4.6 million, respectively, of property and equipment for cash. During 2014 and 2013, we also invested approximately $9.2 million and $6.8 million, respectively, in laser equipment held for rental or loan under our rental and evaluation programs. These amounts are included in cash flows from operating activities. We expect to fund any capital expenditures in 2015 from cash and cash equivalents.

Contractual Obligations

We lease office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2023. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under license agreements. Clinical trial clinical research organization (CRO) obligations represent contractual monthly payments for services performed and milestone payments to third-party CROs for clinical trials. The future minimum payments under noncancelable operating leases, purchase obligations, royalty obligations and clinical trial CRO obligations as of December 31, 2014 were as follows (in thousands):

	Total	One Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$14,268	$1,791	$3,334	$3,038	$6,105
Purchase obligations	14,621	14,621	—	—	—
Royalty obligations	4,740	740	1,480	1,480	1,040
Clinical trial CRO obligations	894	894	—	—	—
Total	$34,523	$18,046	$4,814	$4,518	$7,145

We have a contractual obligation to pay interest on the Notes, totaling approximately $6.0 million per year, on June 1 and December 1 each year. We made the first interest payment of $3.0 million on December 1, 2014.

We have contractual obligations for contingent consideration payments related to the AngioScore acquisition and the Upstream product acquisition. See further discussion of these matters in “Future Investments and Contingent Consideration Related to Acquisitions” above and in Note 2, “Business Combinations,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Off-Balance Sheet Arrangements

We maintain no off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We maintain operating leases for our offices in Colorado Springs, Colorado; Broomfield, Colorado; Fremont, California; the Netherlands and Germany.

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

Use of Estimates.  We must make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the periods presented. On an ongoing basis, we evaluate our estimates and judgments, including those relating to the carrying amount of property and equipment, goodwill and intangible assets; allowances for receivables, inventories, sales returns and deferred income tax assets; contingent consideration liabilities for acquisitions; stock-based compensation expense; estimated clinical trial expenses; accrued costs for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. We base our estimates and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. These judgments and estimates form the basis for the carrying values of certain assets and liabilities that are not objectively available from other sources. Actual results could differ from those estimates, and the carrying values of these assets and liabilities may differ under different assumptions or conditions.

Revenue Recognition. We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured. Revenue from the sale of our disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, we allow returns under certain circumstances and record an allowance for sales returns based on an analysis of revenue transactions and historical experience of sales returns. The allowance for sales returns is recorded as a reduction of revenue based on our estimates. Actual sales returns may vary depending on customer inventory levels, new product introductions and other factors. Revenue from the sale of laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. Our field service engineers are responsible for installation of each laser. We generally provide a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, we offer similar service to our customers under annual service contracts or on a fee-for-service basis. We recognize revenue from fee-for-service arrangements upon completion of the related service.

We account for service provided during the one-year warranty or service contract period as a separate unit of accounting. As such, we defer the fair value of this service and recognize it as revenue on a straight-line basis over the related warranty or service contract period and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser element is recognized upon completion of all contractual obligations in the sales contract, which generally include delivery and installation of the laser system.

In addition to the sale of laser systems, we also offer laser system placement programs, including flat-rate rentals and variable (depending on catheter purchases) rentals for which we invoice the customer and recognize revenue monthly. We also offer a “Capital Included” rental program under which the customer does not pay a rental fee, but agrees to a catheter price list that includes a per-unit surcharge, which covers the cost of the laser system. We recognize the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser system. Under the laser system placement programs, the laser system is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a five year expected life of the laser system. Costs to maintain the equipment are expensed as incurred.

We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of our total revenue in 2014. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and us. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

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

The fair value of identifiable intangible assets requires management estimates and judgments based on market participant assumptions. Using alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives, and probabilities surrounding the achievement of milestones could result in different fair value estimates of our net tangible and intangible assets and related amortization expense in current and future periods.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment, and projected payment dates. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving intellectual property milestones, and changes in discount periods and rates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. See further discussion of contingent payments to AngioScore and Upstream above under “Future Investments and Contingent Consideration Related to Acquisitions” in this Item 7 and in Note 2, “Business Combinations,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

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

Long-Lived Assets. We review long-lived assets and certain identifiable intangibles, which primarily consist of completed technology, customer and distributor relationships, trademarks and trade names, non-compete agreements, patents and In Process Research and Development costs (IPR&D), for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. We define IPR&D as the value of technology acquired for which the related products have not yet reached technological feasibility and have no future alternative use. IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. The estimated fair value of IPR&D is determined using an income approach model.

The carrying value of a long-lived asset is considered impaired when the expected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. In 2014, we recorded a $4.1 million asset impairment charge for intangible assets acquired from Upstream in 2013. See further discussion above under “Results of Operations” and in Note 2, “Business Combinations,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

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

Inventory Reserves. We calculate inventory reserves for estimated obsolescence or excess inventory based on historical usage and sales, and assumptions about future demand for our products. We review and update our estimates for excess and obsolete inventory on a quarterly basis. The estimates we use for product demand are consistent with our sales forecasts and are also used for near-term production planning and inventory purchasing. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of goods sold, and these reserves create a new cost basis for the subsequent accounting of the inventory. We believe that our estimates for obsolete and excess inventory are reasonable based on facts in existence at the time of estimation. However, other factors, such as future product introductions, the introduction of competing technologies or changes in market demand, may require additional reserves, which could have a material effect on gross margins in any period.

Stock-based compensation. We measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We estimate the fair value of stock option awards on the date of grant using either the Black-Scholes option pricing model or a trinomial lattice model, both of which require management’s estimates and assumptions regarding several complex and subjective variables including volatility, expected term of the options (including performance-based objectives), and other inputs. In recognizing stock-based compensation expense, we also estimate future forfeitures based on historical forfeiture data.

With respect to the performance share units (PSUs) granted to certain of our officers in 2014, the number of shares that vest and are issued to the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Although there is no guarantee that performance targets will be achieved, we estimate the fair value of the PSUs based on our closing stock price at the time of grant and our estimate of achieving such performance targets. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon our then-current estimate of achieving such performance targets. Different estimates could result in significantly different compensation expense recorded each period. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods, the future periods may differ significantly from what we have recorded in the current and prior periods and could materially affect our results of operations. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. Stock-based compensation expense recognized for the years ended December 31, 2014, 2013, and 2012 was $8.3 million, $4.1 million, and $3.1 million, respectively.

Income Taxes. We account for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. In 2014 and 2013, we maintained a valuation allowance against substantially all of our deferred tax assets that are in excess of our deferred tax liabilities due to the uncertainty about the realization of our U.S. deferred tax assets. See further discussion of our valuation allowance in “Results of Operations” under this Item 7 and in Note 14, “Income Taxes,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

Clinical Trial Costs. We sponsor clinical trials intended to obtain clinical data required to obtain approval from the FDA and other foreign regulatory agencies to market new applications for our technology. Costs associated with these clinical trials totaled $4.1 million, $3.8 million and $4.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

We expense research and development costs as incurred. In certain cases, substantial portions of our clinical trials are performed by third-party CROs. These CROs generally bill monthly for services performed and additionally bill based upon milestone achievement. Milestone-based CRO fees are amortized to research and development expense over the period of time the contracted services required to earn milestone payments are performed, based upon the number of patients enrolled, “patient months” incurred and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to us by the CROs and correspondence with the CROs. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of the program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive. If we have incomplete or inaccurate data, we may under- or over-estimate activity levels associated with clinical trials at a given point in time. In this event, we could record adjustments to research and development expenses in future periods when the actual activity level becomes known. Although we believe our estimates are reasonable based on facts in existence at the time of estimation, these facts are subject to change and our expenses in this area could fluctuate in future periods.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for us beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on our results of operations, financial position, and consolidated financial statements.

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
	Year Ended
	December 31, 2014			December 31, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$167,399	$—	$167,399	$130,126	29%	29%
International	37,515	(204)	37,311	28,685	31%	30%
Total revenue	$204,914	$(204)	$204,710	$158,811	29%	29%

	Year Ended
	December 31, 2013			December 31, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$130,126	$—	$130,126	$117,436	11%	11%
International	28,685	(370)	28,315	22,849	26%	24%
Total revenue	$158,811	$(370)	$158,441	$140,285	13%	13%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except for percentages) (unaudited)
	Year Ended
	December 31, 2014			December 31, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$118,148	$(88)	$118,060	$75,601	56%	56%
Lead Management	66,662	(106)	66,556	62,518	7%	6%
Laser Equipment, Service & Other	20,104	(10)	20,094	20,692	(3)%	(3)%
Total revenue	$204,914	$(204)	$204,710	$158,811	29%	29%

	Year Ended
	December 31, 2013			December 31, 2012	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$75,601	$(85)	$75,516	$67,336	12%	12%
Lead Management	62,518	(263)	62,255	55,186	13%	13%
Laser Equipment, Service & Other	20,692	(22)	20,670	17,763	16%	16%
Total revenue	$158,811	$(370)	$158,441	$140,285	13%	13%

Reconciliation of gross margin to non-GAAP gross margin excluding amortization of inventory step-up (in thousands, except percentages) (unaudited)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Gross profit, as reported	$151,455	$117,455	$102,358
Amortization of inventory step-up (1)	2,074	—	—
Adjusted gross profit, excluding amortization of inventory step-up	$153,529	$117,455	$102,358
Gross margin percentage, as reported	74%	74%	73%
Non-GAAP gross margin percentage, excluding amortization of inventory step-up	75%	74%	73%

Reconciliation of Net (Loss) Income to Non-GAAP Net (Loss) Income (in thousands) (unaudited)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net (loss) income, as reported	$(40,901)	$(370)	$2,226
Acquisition transaction and integration costs (2)	17,288	—	311
Amortization of inventory step-up (1)	2,074	—	—
Acquisition-related intangible asset amortization (3)	6,335	901	—
Contingent consideration expense (4)	2,070	867	—
Intangible asset impairment and change in fair value of contingent consideration liability, net (5)	3,074	(675)	—
Release of valuation allowance related to AngioScore acquisition (6)	(1,266)	—	—
Non-GAAP net (loss) income	$(11,326)	$723	$2,537

Reconciliation of Net (Loss) Income Per Diluted Share to Non-GAAP Net (Loss) Income Per Diluted Share (unaudited)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net (loss) income per diluted share, as reported	$(0.98)	$(0.01)	$0.06
Acquisition transaction and integration costs (2)	0.41	—	0.01
Amortization of inventory step-up (1)	0.05	—	—
Acquisition-related intangible asset amortization (3)	0.15	0.02	—
Contingent consideration expense (4)	0.05	0.02	—
Intangible asset impairment and change in fair value of contingent consideration liability, net (5)	0.07	(0.02)	—
Release of valuation allowance due to AngioScore acquisition (6)	(0.03)	—
Non-GAAP net (loss) income per diluted share (7)	$(0.27)	$0.02	$0.07

Reconciliation of Net (Loss) Income to Adjusted EBITDA (in thousands) (unaudited)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net loss, as reported	$(40,901)	$(370)	$2,226
Income tax (benefit) expense	(322)	780	734
Interest expense (income), net	4,062	(3)	(8)
Depreciation and amortization	10,478	9,705	9,854
Acquisition transaction and integration costs (2)	17,288	—	311
Amortization of inventory step-up (1)	2,074	—	—
Acquisition-related intangible asset amortization (3)	6,335	901	—
Contingent consideration expense (4)	2,070	867	—
Intangible asset impairment and change in fair value of contingent consideration liability, net (5)	3,074	(675)	—
Adjusted EBITDA	$4,158	$11,205	$13,117
__________________

1)	Amortization of inventory step-up relates to the inventory acquired in the AngioScore acquisition.

2)
Acquisition transaction and integration costs in 2014 primarily relate to the AngioScore acquisition, which closed on June 30, 2014, and include investment banking fees, accounting, consulting, and legal fees. In the third and fourth quarters of 2014, integration costs also included severance and retention costs. In addition, these costs included $6.8 million in legal fees associated with a patent-related matter in which AngioScore is the plaintiff. In the fourth quarter of 2014, transaction and integration costs also included $1.5 million, primarily legal fees, related to the Stellarex acquisition, which closed on January 27, 2015. In the fourth quarter of 2012, we incurred $0.3 million in legal and other costs related to our acquisition of certain product lines from Upstream.

3)	Acquisition-related intangible asset amortization relates to intangible assets acquired in the AngioScore acquisition in June 2014 and intangible assets acquired from Upstream in January 2013.

4)
Contingent consideration expense represents the accretion of the estimated contingent consideration liability related to future amounts payable to former AngioScore stockholders, primarily based on sales of the AngioScore products and achievement of product development milestones, and to Upstream, primarily based on sales of the products acquired.

5)
Intangible asset impairment and change in fair value of contingent consideration liability, net, relates to intangible assets and contingent consideration liability acquired from Upstream. Due to factors associated with the access and overall retrograde interventional market and other relevant factors, in the third quarter of 2014, we recorded a net charge of $3.1 million, consisting of an impairment charge of approximately $4.1 million related to the intangible assets acquired and a reduction to the contingent consideration liability of $1.0 million. In the fourth quarter of 2013, we recorded a net credit of $0.7 million, consisting of a reduction to the contingent consideration liability of approximately $5.2 million and an impairment charge of approximately $4.5 million related to the intangible assets acquired.

6)
Income tax benefit for the year ended December 31, 2014 included a tax benefit of $1.3 million resulting from a reduction in the valuation allowance against our deferred tax assets related to the acquisition of AngioScore. See further discussion of this tax benefit in Note 14, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

7)	Per share amounts may not add due to rounding.

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

•
Depreciation and amortization expense, while not requiring cash settlement, are ongoing and recurring expenses and have a material impact on GAAP net (loss) income and reflect costs to us not reflected in

Adjusted EBITDA. Intangible asset impairment, while not requiring cash settlement, reflects an economic cost to us not reflected in Adjusted EBITDA or non-GAAP net (loss) income.

•
Items such as the acquisition transaction and integration costs and contingent consideration expense, excluded from Adjusted EBITDA and non-GAAP net (loss) income, can have a material impact on cash flows and GAAP net (loss) income and reflect economic costs to us not reflected in Adjusted EBITDA or non-GAAP net (loss) income.

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

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of changes in the value of market risk instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign exchange risk.

Our reporting currency is the U.S. dollar and our exposure to foreign currency risk is primarily related to sales of our products in Europe, which are denominated primarily in the euro and translated into U.S. dollars.  Changes in the exchange rate between the euro and the U.S. dollar could positively or adversely affect our revenue and net (loss) income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The fluctuation in currency rates during the year ended December 31, 2014 compared with the December 31, 2013 caused an increase of approximately $0.2 million in consolidated revenue and an immaterial decrease in consolidated net loss.

Based on our overall foreign currency exchange rate exposure as of December 31, 2014, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the year ended December 31, 2014 of approximately $2.2 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On June 30, 2014, we completed our acquisition of AngioScore Inc., which is now our wholly-owned subsidiary and a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X promulgated by the SEC.  We are in the process of integrating AngioScore’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financing reporting.  In the course of integrating AngioScore’s financial reporting processes and procedures with ours, we may implement changes to financial reporting processes and procedures and internal controls over financing reporting and will disclose any such changes, if material, as required by the rules of the SEC. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

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

We acquired AngioScore on June 30, 2014. As permitted by SEC guidance, our management has excluded $17.6 million of AngioScore assets and $22.3 million of AngioScore revenue from its assessment of the effectiveness of internal control over financial reporting as of and for the year ended December 31, 2014.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2014. KPMG LLP, an independent registered public accounting firm, has audited our accompanying consolidated financial statements and our internal control over financial reporting. The report of the independent registered public accounting firm is included in this annual report on Form 10-K.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2015 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2014.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2015 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the our definitive Proxy Statement to be used in connection with our 2015 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2014.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2015 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2014.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2015 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2014.

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

Atherectomy is a non-surgical procedure to open blocked coronary arteries or vein grafts by using a device on the end of a catheter to ablate, cut or shave away atherosclerotic plaque.

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

Claudication is cramping or pain in a leg caused by poor blood circulation that is relieved with rest.

Complex type C lesions are considered the most difficult lesions to treat with an anticipated procedural success rate of less than 60% or a high risk of abrupt closure, or both.

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

De novo lesion is a segment of artery-blocking plaque that has not previously been treated with angioplasty or stenting.

Embolus is a mass, such as an air bubble, a detached blood clot, or a foreign body, which travels through the bloodstream and lodges so as to obstruct or occlude a blood vessel.

Endovascular relates to a surgical procedure in which a catheter containing medications or miniature instruments is inserted into a blood vessel to treat vascular disease.

Iliac artery is situated near the ilium, the uppermost and widest of the three bones constituting either of the lateral halves of the pelvis.

Implantable cardioverter defibrillator (ICD) is a surgically implanted electronic device to treat life-threatening heartbeat irregularities.

Infrainguinal means occurring below the groin. For example, ‘infrainguinal arteries’ commonly means arteries in the legs.

Infrapopliteal artery is comprised of the anterior tibial (AT), posterior tibial (PT) and peroneal, which are the chief arteries below the knee.

In-stent restenosis (ISR) occurs when a previously placed stent becomes occluded, or blocked.

Ischemia is an insufficient supply of blood to an organ, usually due to a blocked artery.

Lead is a wire or catheter that conducts energy between an implanted device and the body.

Lesion is a blockage in a blood vessel.

Lumen is the cavity or hollow space inside a blood vessel.

Myocardial infarction is the death of a portion of the heart muscle tissue due to a blockage or interruption in the supply of blood to the heart muscle.

Occlusion is a blockage in a blood vessel.

Percutaneous means performed through the skin.

Percutaneous coronary intervention (PCI) is the management of coronary artery occlusion by any of various catheter-based techniques, such as percutaneous transluminal coronary angioplasty, atherectomy, excimer laser angioplasty, and implantation of coronary stents and related devices.

Percutaneous translumninal angioplasty (PTA) is a procedure to open up a blocked blood vessel using a small, flexible plastic tube, or catheter, with a balloon for peripheral artery disease.

Percutaneous translumninal coronary angioplasty (PTCA) is a procedure to open up a blocked blood vessel using a small, flexible plastic tube, or catheter, with a balloon for coronary artery disease.

Peripheral arterial disease (PAD) is characterized by clogged or obstructed arteries in the legs. The resulting lack of blood flow can cause leg pain and lead to tissue loss or amputation.

Plain-old-balloon-angioplasty (POBA) is a procedure using a balloon catheter to compress plaque within a clogged artery.

Plaque is a deposit of fat and other substances that accumulate in the lining of the artery wall.

Popliteal artery is the chief artery of the knee.

Restenosis is the renarrowing of an artery in the same location of a previous treatment; clinical restenosis is the manifestation of an ischemic event, usually in the form of recurrent angina in the coronary artery or recurrence of leg pain in the peripheral arteries.

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

Sheath is a hollow tube that is inserted into a blood vessel.

Stenosis is the narrowing of a blood vessel.

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

Schedule II—Valuation and Qualifying Accounts is included within the Consolidated Financial Statements. All other schedules are omitted because the required information is not applicable.

(3)	Exhibits

See Exhibit Index immediately following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 27th day of February, 2015.

THE SPECTRANETICS CORPORATION

By:	/s/ SCOTT DRAKE
Scott Drake President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ SCOTT DRAKE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2015
Scott Drake

/s/ GUY A. CHILDS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015
Guy A. Childs

/s/ R. JOHN FLETCHER	Director and Chairman of the Board of Directors	February 27, 2015
R. John Fletcher

/s/ WILLIAM C. JENNINGS	Director	February 27, 2015
William C. Jennings

/s/ B. KRISTINE JOHNSON	Director	February 27, 2015
B. Kristine Johnson

/s/ DANIEL A. PELAK	Director	February 27, 2015
Daniel A. Pelak

/s/ JOSEPH M. RUGGIO, M.D.	Director	February 27, 2015
Joseph M. Ruggio, M.D.

/s/ MARIA SAINZ	Director	February 27, 2015
Maria Sainz

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Spectranetics Corporation:
We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II - Valuation and Qualifying Accounts (Schedule II) for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
February 27, 2015

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company acquired AngioScore, Inc. during 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, AngioScore, Inc.’s internal control over financial reporting associated with total assets of $17.6 million and total revenues of $22.3 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of AngioScore, Inc.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the three-year period ended December 31, 2014. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado
February 27, 2015

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2014 and 2013

	2014	2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$95,505	$128,395
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,615 and $782, respectively	41,090	26,766
Inventories, net	25,446	9,476
Deferred income taxes	2,200	445
Prepaid expenses and other current assets	8,093	2,748
Total current assets	172,334	167,830
Property and equipment, net	33,819	28,281
Debt issuance costs, net	6,912	—
Goodwill	149,898	14,846
Other intangible assets, net	102,616	5,609
Other assets	1,371	591
Total assets	$466,950	$217,157
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,397	$2,587
Accrued liabilities	35,052	18,819
Deferred revenue	1,894	1,819
Total current liabilities	41,343	23,225
Convertible senior notes	230,000	—
Accrued liabilities, net of current portion	1,222	1,215
Contingent consideration	28,551	1,352
Deferred income taxes	3,677	1,365
Total liabilities	304,793	27,157
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 120,000,000 shares and 60,000,000 shares, respectively; issued and outstanding 42,060,865 and 41,230,286 shares, respectively	42	41
Additional paid-in capital	298,526	284,494
Accumulated other comprehensive loss	(1,280)	(305)
Accumulated deficit	(135,131)	(94,230)
Total stockholders’ equity	162,157	190,000
Total liabilities and stockholders’ equity	$466,950	$217,157

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands, except share and per share amounts)
Revenue	$204,914	$158,811	$140,285
Cost of products sold	51,385	41,356	37,927
Amortization of acquired inventory step-up	2,074	—	—
Gross profit	151,455	117,455	102,358
Operating expenses:
Selling, general and administrative	128,129	91,750	82,254
Research, development and other technology	28,675	22,080	16,846
Medical device excise tax	2,834	2,138	—
Acquisition transaction and integration costs	17,288	—	311
Intangible asset amortization	6,335	901	—
Contingent consideration expense	2,070	867	—
Intangible asset impairment	4,138	4,490	—
Change in fair value of contingent consideration liability	(1,064)	(5,165)	—
Total operating expenses	188,405	117,061	99,411
Operating (loss) income	(36,950)	394	2,947
Other (expense) income:
Interest (expense) income, net	(4,062)	3	8
Foreign currency transaction (loss) gain	(211)	5	(5)
Other income, net	—	8	10
Total other (expense) income	(4,273)	16	13
(Loss) income before income taxes	(41,223)	410	2,960
Income tax (benefit) expense	(322)	780	734
Net (loss) income	$(40,901)	$(370)	$2,226

Net (loss) income per share:
Net (loss) income per share, basic	$(0.98)	$(0.01)	$0.06
Net (loss) income per share, diluted	$(0.98)	$(0.01)	$0.06

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(975)	313	97
Comprehensive (loss) income, net of tax	$(41,876)	$(57)	$2,323

Weighted average common shares outstanding:
Basic	41,679,369	38,940,544	34,376,847
Diluted	41,679,369	38,940,544	35,766,970

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2014, 2013 and 2012

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2012	33,957,408	$34	$176,277	$(96,086)	$(715)	$79,510
Comprehensive income, net of tax	—	—	—	2,226	97	2,323
Exercise of stock options	693,707	1	2,922	—	—	2,923
Shares purchased under employee stock purchase plan	146,542	—	849	—	—	849
Issuance of restricted stock and vesting of restricted stock units	90,106	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	3,092	—	—	3,092
Balances at December 31, 2012	34,887,763	35	183,140	(93,860)	(618)	88,697
Comprehensive (loss) income, net of tax	—	—	—	(370)	313	(57)
Exercise of stock options	723,067	—	4,053	—	—	4,053
Shares purchased under employee stock purchase plan	104,781	—	1,172	—	—	1,172
Issuance of restricted stock and vesting of restricted stock units	52,175	—	—	—	—	—
Issuance of common stock in secondary public offering, net of offering costs	5,462,500	6	92,028	—	—	92,034
Paid in capital from stock-based compensation expense	—	—	4,101	—	—	4,101
Balances at December 31, 2013	41,230,286	41	284,494	(94,230)	(305)	190,000
Comprehensive loss, net of tax	—	—	—	(40,901)	(975)	(41,876)
Exercise of stock options	672,739	1	4,810	—	—	4,811
Shares purchased under employee stock purchase plan	94,432	—	906	—	—	906
Issuance of restricted stock and vesting of restricted stock units	63,408	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	8,316	—	—	8,316
Balances at December 31, 2014	42,060,865	$42	$298,526	$(135,131)	$(1,280)	$162,157

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(40,901)	$(370)	$2,226
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	16,813	10,610	9,883
Stock-based compensation expense	8,316	4,101	3,092
Intangible asset impairment	4,138	4,490	—
Change in fair value of contingent consideration liability and contingent consideration expense, net	1,006	(4,298)	—
Amortization of debt issuance costs	562	—	—
Provision for excess and obsolete inventories	426	213	156
Deferred income taxes	(909)	386	378
Indemnification costs paid	—	—	(3,225)
License agreement settlement	—	—	(3,000)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(6,369)	(6,463)	(1,791)
Inventories	(2,960)	(359)	(884)
Equipment held for rental or loan, net	(9,232)	(6,812)	(6,099)
Prepaid expenses and other current assets	(5,028)	(265)	(77)
Other assets	(91)	31	99
Accounts payable and accrued liabilities	13,650	3,343	4,399
Deferred revenue	130	(394)	4
Net cash (used in) provided by operating activities	(20,449)	4,213	5,161
Cash flows from investing activities:
Capital expenditures	(6,722)	(4,620)	(3,079)
Acquisition-related payments	(233,978)	(6,500)	(7,727)
Net cash used in investing activities	(240,700)	(11,120)	(10,806)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	230,000	—	—
Debt issuance costs, convertible senior notes	(7,474)	—	—
Net proceeds from stock offering	—	92,034	—
Proceeds from the exercise of stock options and employee stock purchase plan	5,717	5,225	3,772
Net cash provided by financing activities	228,243	97,259	3,772
Effect of exchange rate changes on cash	16	268	10
Net (decrease) increase in cash and cash equivalents	(32,890)	90,620	(1,863)
Cash and cash equivalents at beginning of year	128,395	37,775	39,638
Cash and cash equivalents at end of year	$95,505	$128,395	$37,775
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,031	$41	$46
Cash paid during the year for income taxes	$787	$357	$135

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business, and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned Dutch subsidiary, Spectranetics International, B.V., including the accounts of the wholly-owned subsidiaries of Spectranetics International, B.V.: Spectranetics II B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH, Spectranetics France SARL, Spectranetics Switzerland GmbH, and Spectranetics Denmark ApS. The consolidated balance sheet as of December 31, 2014 also includes the accounts of The Spectranetics Corporation’s wholly-owned subsidiary, AngioScore Inc., which was acquired on June 30, 2014. The consolidated statements of operations and comprehensive income (loss) and cash flows for the year ended December 31, 2014 also include the results of operations of AngioScore beginning July 1, 2014. The aforementioned entities are collectively referred to as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

The Company develops, manufactures, markets, and distributes single-use medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee (peripheral atherectomy); support catheters to facilitate crossing of peripheral and coronary arterial blockages, as well as retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions (crossing solutions); aspiration and cardiac laser catheters to treat blockages in the heart (coronary atherectomy and thrombectomy); and effective June 30, 2014, AngioSculpt® scoring balloon catheters used to treat coronary and peripheral artery disease. The Company’s Lead Management products include excimer laser sheaths, mechanical dilator sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents, and services its CVX-300® laser systems.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents of approximately $86.4 million and $101.2 million at December 31, 2014 and 2013, respectively, consisted primarily of money market accounts. At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Financial Instruments

Financial instruments included in our financial statements are comprised of cash and cash equivalents, trade accounts receivable, accounts payable, certain accrued liabilities, convertible senior notes (Notes) and contingent consideration. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of those instruments. The fair value of our Notes is influenced by interest rates, our stock price, and stock price volatility, which is determined by market trading.

We recognize contingent purchase price consideration at fair value at acquisition date. The acquisition date fair value is measured based on the consideration expected to be transferred (probability-weighted), discounted to present value. The discount rate used is determined at the time of measurement in accordance with accepted valuation methods. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period. Therefore, any changes in the fair value will impact our earnings in such reporting period, thereby resulting in potential variability in our earnings until such contingencies are resolved.

Fair-Value Measurements

Fair value is defined as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

•	Level 1 Inputs - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•	Level 2 Inputs - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs - Unobservable inputs for the asset or liability.

As of December 31, 2014, the estimated fair value of the Notes was $289.9 million and was determined based on quoted market prices in a secondary market, which is considered a Level 2 Input measurement. See further discussion of the Notes in Note 3, “Convertible Notes.”

Contingent consideration arrangements obligate us to pay former shareholders of an acquired entity if specified future events occur or conditions are met such as the achievement of certain technological milestones or the achievement of targeted revenue milestones. We measure such liabilities using Level 3 unobservable inputs, applying the income approach, such as the discounted cash flow technique, or the probability-weighted scenario method. We use various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent consideration. We monitor the fair value of the contingent consideration and the subsequent revisions are reflected in our consolidated statements of operations. For a further discussion on the key assumptions used in determining the fair value and the change in the estimated fair value of the contingent consideration during the years ended December 31, 2014 and 2013, refer to Note 2, “Business Combinations.”

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance for doubtful accounts based upon an aging of accounts receivable, historical experience and management judgment. Larger or past due accounts receivable balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is remote.

Inventory

Inventory is recorded at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company calculates inventory reserves for estimated obsolescence or excess inventory based on historical usage and sales, and assumptions about future demand for and utilization of its products, and these reserves create a new cost basis for the subsequent accounting of the inventory. These estimates for excess and obsolete inventory are reviewed and updated on a quarterly basis. Increases in the inventory reserves result in a corresponding expense, which is recorded to cost of goods sold.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of the identifiable net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In evaluating goodwill and indefinite-lived intangible assets, the Company performs an assessment of qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. The Company conducts its annual impairment test as of December 31 of each year.  See further discussion in Note 6, “Goodwill and Other Intangible Assets.”

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the expected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

selling costs. In 2014, the Company recorded an intangible asset impairment charge for intangible assets acquired in 2013, as further discussed in Note 6, “Goodwill and Other Intangible Assets.”

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets with finite lives, which consist primarily of technology intangible assets, customer relationships, trademarks, and trade names, are amortized using the straight-line method over periods that currently range from two to ten years.

In Process Research and Development

The Company defines In Process Research and Development (IPR&D) as the value of technology acquired for which the related products have not yet reached technological feasibility and have no future alternative use. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. IPR&D acquired in a business combination requires the estimated fair value of IPR&D to be capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off. The estimated fair value of IPR&D is determined using an income approach model.

At December 31, 2014, IPR&D represented an estimate of the fair value of in-process technology acquired in the AngioScore acquisition. See further discussion in Note 2, “Business Combinations.”

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue from the sale of the Company’s disposable products is recognized when products are shipped to the customer and title transfers. In general, customers do not have a right of return for credit or refund. However, the Company allows returns under certain circumstances and records an allowance for sales returns based upon an analysis of revenue transactions and historical experience of sales returns. Write-offs to customer account balances for product returns are charged against the allowance for sales returns. Revenue from the sale of CVX-300 laser systems is recognized after completion of contractual obligations, which generally include delivery and installation of the systems. The Company’s field service engineers are responsible for installation of each laser system. The Company generally provides a one-year warranty on laser sales, which includes parts, labor and replacement gas. Upon expiration of the warranty period, the Company offers similar service to its customers under annual service contracts or on a fee-for-service basis. Revenue from fee-for-service arrangements is recognized upon completion of the related service.

The Company accounts for service provided during the one-year warranty or service contract period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty or service contract term, and warranty and service costs are expensed in the period they are incurred. Revenue allocated to the laser system is recognized upon completion of all contractual obligations in the sales contract, which generally include delivery and installation of the laser system. Revenue recognized associated with service performed during the warranty period totaled $0.7 million, $0.7 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company offers four laser system placement programs, which are described below, in addition to the sale of laser systems:

Straight rental program. The Company offers a straight monthly rental program for laser systems, and customers pay rent of $2,500 to $3,500 per month under this program. Rental revenue is invoiced and recognized monthly. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five-year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2014, 145 laser systems were in place under the straight rental program as compared to 152 at December 31, 2013.

Volume-based rental programs. Rental revenue under these programs varies on a sliding scale depending on the customer’s catheter purchases (either unit or dollar volume) each month. Rental revenue is invoiced and recognized monthly. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five-year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2014, 418 laser systems were in place under the volume based programs as compared to 288 at December 31, 2013.

Capital included rental program. Under this program, the customer agrees to a catheter price list that includes a per-unit surcharge covering the cost of the laser system. Customers are expected, but not required, to make minimum purchases of catheters at regular intervals, and the Company reserves the right to require the customer to return the laser system if the customer does not make minimum purchases of catheters. The Company recognizes the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customer’s use of the laser system. The laser system is transferred to the equipment held for rental or loan account upon shipment, and depreciation expense is included in cost of revenue based upon the five-year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2014, 135 laser systems were in place under the capital included rental program as compared to 131 at December 31, 2013.

Evaluation program. The Company loans laser systems to institutions for use over a short period, usually three months. The loan of the equipment is to create awareness of the Company’s products and allows users to assess their therapeutic capabilities. While no revenue is earned or recognized in connection with the placement of a loaned laser, sales of disposable products result from the laser placement. The laser system is transferred to the equipment held for rental or loan account upon shipment and depreciation expense is recorded within selling, general and administrative expense based upon the five-year expected life of the laser system. Costs to maintain the equipment are expensed as incurred. As of December 31, 2014, 53 laser systems were in place under the evaluation program as compared to 111 at December 31, 2013.

The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 6% of the Company’s total revenue in 2014. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company’s international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and typically does not provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Deferred Revenue

Deferred revenue was $1.9 million and $1.8 million at December 31, 2014 and 2013, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to customers during the warranty period after the sale of equipment.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act of 2010 imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. The excise tax is 2.3% of the taxable base and applies to a substantial majority of the Company’s U.S. sales. For the years ended December 31, 2014 and 2013, the Company incurred $2.8 million and $2.1 million of excise tax, respectively, which is recorded in the consolidated statements of operations and comprehensive income (loss) as an operating expense under the caption “Medical device excise tax.”

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations and comprehensive income (loss). The Company generally estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model. For certain options, which contained vesting provisions that included a share price trigger, the Company estimated the fair value of the options using a trinomial lattice model. With respect to performance stock units (PSUs), the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against specified targets over a three-year period. Although there is no guarantee that performance targets will be achieved, the Company estimates the fair value of the PSUs based on its closing stock price at the time of grant and its estimate of achieving such performance targets. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense for PSUs is adjusted based upon the Company’s estimate of achieving such performance targets, and compensation expense is recognized based on these estimates. See further discussion and disclosures in Note 9, “Stock-based Compensation and Employee Benefit Plans.”

Research, Development and Other Technology

Research, development and other technology costs are expensed as incurred and totaled $28.7 million, $22.1 million, and $16.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. In addition to product development costs, research, development and other technology costs include royalty expenses that the Company pays to license certain intellectual property incorporated in the Company’s products. Royalty expenses totaled $2.7 million, $2.0 million, and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Clinical trial costs. The Company sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the U.S. Food and Drug Administration (FDA) and foreign regulatory agencies to market new applications of its technology. Costs associated with these clinical trials are also included within research, development and other technology costs and totaled $4.1 million, $3.8 million, and $4.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In certain cases, substantial portions of the Company’s clinical trials are performed by third-party clinical research organizations (CROs). These CROs generally bill monthly for services performed and also bill based upon milestone achievement. For example, the Company has contracted with a CRO to provide clinical trial services for the EXCITE ISR study. The Company accrues for services as provided, when services are performed before milestone payments are made. If the Company prepays CRO fees or milestone payments, the Company records the prepayment as a prepaid asset and amortizes the asset into research, development and other technology expense over the period of time the contracted services are performed based upon the number of patients enrolled, “patient months” incurred and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to the Company by the CROs and correspondence with the CROs. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the U.S. dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency. Assets and liabilities are translated to U.S. dollars at year-end spot rates while income and expense accounts are translated at average exchange rates during the year. Adjustments resulting from these translations are reflected in stockholders’ equity as accumulated other comprehensive income (loss). The cash flows from operations in foreign countries are translated at the average rate in the consolidated statements of cash flows. Changes in exchange rates for foreign currency denoted receivables and payables result in transaction gains and losses that are reflected in the consolidated statements of operations and comprehensive income (loss) each reporting period.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $2.0 million, $1.9 million and $1.0 million were expensed for the years ended December 31, 2014, 2013 and 2012, respectively.

Medical Self-insurance Costs

The Company is partially self-insured for claims relating to employee medical and dental benefit programs. The medical self-insurance program is administered by a third party and contains stop-loss provisions on both an individual claim basis and in the aggregate. The Company records claims incurred as an expense each period, including an estimate of claims incurred but not yet reported, which is revised quarterly. The Company uses claims data and historical experience, as applicable, to estimate liabilities.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the consolidated statements of operations and comprehensive income (loss) or on the consolidated balance sheet. See further discussion and disclosures in Note 14, “Income Taxes.”

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 includes provisions within a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company beginning January 1, 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position, and consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

NOTE 2 — BUSINESS COMBINATIONS

AngioScore

On June 30, 2014 (Acquisition Date), the Company completed its acquisition of AngioScore pursuant to an Agreement and Plan of Merger (Merger Agreement), dated as of May 27, 2014. AngioScore develops, manufactures and markets the AngioSculpt scoring balloon catheter for the treatment of coronary and peripheral artery disease. The primary reasons for the AngioScore acquisition were to extend the Company’s existing product lines, leverage its current customers, expand its markets and sales coverage, increase revenue, and drive operating efficiencies.

Under the terms of the Merger Agreement, the Company paid the former AngioScore stockholders merger consideration of $230 million in cash, plus certain adjustments relating to working capital set forth in the Merger Agreement, on the Acquisition Date. The Company also has agreed to pay additional contingent merger consideration as follows:

(a)
annual cash payments for net sales of AngioScore products occurring in calendar years 2015, 2016 and 2017 equal to a multiple of 2.0 times each year’s annual increase in net sales in excess of 10% over the highest preceding year net sales, provided that the year-over-year change in net sales is positive and that such payments in the aggregate will not exceed $50 million (Revenue Payments);

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(b)	the following payments related to AngioScore’s Drug-Coated AngioSculpt (DCAS) product:

(i)	a cash payment of $5 million if the product receives European CE mark approval for use in the coronary arteries by December 31, 2016;

(ii)	a cash payment of $5 million if the product receives European CE mark approval for use in the peripheral arteries by December 31, 2016; and

(iii)	a cash payment of $15 million if the product receives U.S. investigational device exemption approval for use in the coronary or peripheral arteries by December 31, 2016.

The cash consideration was financed in part using the net proceeds from the Company’s public offering of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034. See Note 3, “Convertible Senior Notes.”

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

The fair value of contingent consideration liabilities was determined using a probability-weighted approach to estimate the achievement of the future revenue and regulatory approval milestones and discount rates ranging from 9% to 19%. The selection of the discount rates reflects the inherent risks of achieving the respective milestones. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy, based on management’s estimates and assumptions. The working capital adjustment represents the difference between actual working capital acquired as of June 30, 2014 and historical average working capital as defined in the Merger Agreement.

Net Assets Acquired

As of December 31, 2014, the Company has finalized its purchase price accounting. The following table summarizes the allocation of assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Allocation of purchase price	Amortization period (in years)
Accounts receivable	$8,461
Inventories	14,294
Prepaids and other current assets	411
Property and equipment, net	712
Other long term assets	30
Total tangible assets acquired	23,908
Less: liabilities assumed	5,060
Less: deferred tax liabilities	1,516
Net tangible assets acquired	$17,332

Intangible assets:
Technology	73,510	10
Customer relationships	23,320	10
Trademark and trade names	4,380	6
In-process research and development (IPR&D)	3,750
Distributor relationships	1,940	2
Non-compete agreements	580	2
Goodwill	135,052
Total purchase price	$259,864

The assets acquired and liabilities assumed were recorded at their estimated fair values as of the Acquisition Date.

The Company determined the fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin, which increased the value of the acquired inventory by $2.3 million, referred to as a “step-up adjustment.” The step-up adjustment is amortized and recognized as a component of cost of products sold as the acquired inventory is sold. During the year ended December 31, 2014, the amortization of the inventory step-up increased cost of products sold by $2.1 million, reflected as “Amortization of acquired inventory step-up” in the consolidated statements of operations and comprehensive income (loss).

The fair value of the technology intangible assets was determined based upon the present value of expected future cash flows, utilizing a risk-adjusted discount rate. The customer and distributor relationships and the non-compete agreements were valued based on a “with and without” approach. The “with and without” method measures an asset value by estimating the difference in cash flows generated by the business with the asset in-use versus without the asset. The difference in cash flows is attributable to incremental earnings or cost savings associated with the asset. The trademark and trade names were valued based on a “relief from royalty” approach. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use the trade name or trademark asset owned by the subject company.  The projected royalties are converted into their present value equivalents through the application of a risk adjusted discount rate. These fair value measurements are based on

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy based on management’s estimates and assumptions.

The IPR&D asset, which is accounted for as an indefinite-lived intangible asset until completion or abandonment of the project, represents an estimate of the fair value of in-process technology related to the DCAS product line. The estimated fair value was determined using the income approach.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the benefits the Company expects to realize by expanding its product offerings and addressable markets, thereby contributing to an expanded revenue base. The Company has also substantially increased the size of its direct sales organization, while realizing cost synergies associated with eliminating redundant positions, primarily in selling, general and administrative functions. Goodwill was allocated to the Company’s operating segments based on the relative expected benefits as disclosed in Note 6, “Goodwill and Intangible Assets.”

The assets and liabilities assumed in the AngioScore acquisition were included in the Company’s consolidated balance sheet as of June 30, 2014. The results of AngioScore operations have been included in the Company’s consolidated financial statements beginning July 1, 2014, and included in the Company’s U.S. Medical and International Medical reportable operating segments.

Acquisition and Integration Costs

Expenses related to the acquisition of AngioScore and the subsequent integration of its operations were $15.8 million for the year ended December 31, 2014, and primarily included investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. In addition, these costs included legal fees associated with a patent-related matter in which AngioScore is the plaintiff. These costs are included within the “Acquisition transaction and integration costs” line of the consolidated statements of operations and comprehensive income (loss).

Taxes

As part of the AngioScore acquisition, the Company acquired AngioScore’s net deferred tax assets (DTAs), including net operating loss carryforwards estimated at $94 million for federal tax purposes and $90 million for state tax purposes at June 30, 2014. These losses could be significantly limited under Internal Revenue Code (IRC) Section 382. Based on an analysis of AngioScore’s ownership changes as defined in IRC Section 382, we believe that all net operating losses will be utilized prior to expiration.

The Company has evaluated the realizability of the net DTAs acquired, net of the deferred tax liabilities (DTLs) that arise from the book-tax basis differences related to the non-goodwill intangible assets recorded as part of the purchase price allocation. Based on the final purchase price allocation, these DTLs exceeded the acquired DTAs by $1.3 million. The net DTLs from this acquisition create an additional source of taxable income to realize a portion of the Company’s DTAs for which a valuation allowance is no longer needed. The impact on the Company’s DTAs and DTLs caused by the acquisition is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company’s DTAs was released and resulted in an income tax benefit of $1.3 million. See Note 14, “Income Taxes.”

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Unaudited Supplemental Pro Forma Financial Information

Revenue from the AngioScore products during the period from July 1, 2014 to December 31, 2014 was $29.6 million and was included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014. The Company is unable to identify earnings attributable to AngioScore for the period from July 1, 2014 to December 31, 2014 because the operations of AngioScore have been integrated into the Company’s operations.

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

	Year Ended December 31,
(in thousands)	2014	2013
Revenue	$235,318	$213,474
Net loss	(49,445)	(30,544)
Net loss per share	$(1.19)	$(0.78)

Upstream Peripheral Technologies Ltd.

In January 2013, the Company acquired certain products from Upstream Peripheral Technologies Ltd. (Upstream). The primary reason for the acquisition was to extend the Company’s product offering in the area of retrograde access tools and leverage its existing sales organization. The Company began selling these products in the first quarter of 2013.

Total consideration included cash of $6.5 million and additional payments for manufacturing and intellectual property milestones and revenue-based earn-outs for 2014, 2015 and 2016 product sales, subject to an overall cap of $35.5 million. A payment of approximately $0.1 million is due to Upstream in March 2015 based on 2014 product sales.

The Company accounted for the acquisition as a business combination and recorded the assets acquired and the estimated future consideration obligations at their respective fair values as of the acquisition date.

The Company acquired certain technology and non-compete intangible assets and recorded $1.6 million of goodwill as the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired. At the date of acquisition, the Company recorded total contingent consideration liabilities of $6.2 million. The Company used a probability-weighted approach to estimate the achievement of the intellectual property milestones and the future revenue, and used a discount rate of 15%.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013, the Company reduced the amount of the contingent consideration liability by approximately $5.2 million and evaluated the acquired intangible assets for impairment. This analysis resulted in an intangible asset impairment charge of approximately $4.5 million. As of December 31, 2014, the Company recorded an impairment of the acquired core technologies in the amount of $4.1 million and reduced the contingent consideration liability for the Upstream products by approximately $1.1 million. These reductions in estimated fair value were the result of market factors associated with the access and overall retrograde interventional market and other relevant factors. See Note 6, “Goodwill and Other Intangible Assets” for a further discussion of the impairment of certain of these intangible assets and the reduction of the contingent consideration liability.

NOTE 3 — CONVERTIBLE SENIOR NOTES

On June 3, 2014, the Company closed the sale of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (Notes) pursuant to an underwriting agreement dated May 28, 2014. Interest is paid semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2014. The Notes will mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes without any such condition.

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

The Company received $222.5 million from the issuance of the Notes, net of $7.5 million of debt issuance costs incurred. The debt issuance costs are being amortized over a seven year period using the effective interest method. The Company used all of the net proceeds to fund the acquisition of AngioScore (see Note 2, “Business Combinations”).

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 4 — INVENTORIES

Inventories, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$9,012	$4,132
Work in process	3,745	1,696
Finished goods	12,689	3,648
	$25,446	$9,476

At June 30, 2014, the Company acquired $14.3 million of inventories from AngioScore. See Note 2, “Business Combinations,” for further discussion.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2014	2013
Equipment held for rental or loan	$47,313	$42,949
Manufacturing equipment and computers	29,692	24,827
Leasehold improvements	6,730	5,697
Furniture and fixtures	3,473	2,446
Building and improvements	1,288	1,276
Land	270	270
Less: accumulated depreciation and amortization	(54,947)	(49,184)
Total property and equipment, net	$33,819	$28,281

At June 30, 2014, the Company acquired $0.7 million of property and equipment, net, from AngioScore. See Note 2, “Business Combinations,” for further discussion.

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $9.5 million, $8.8 million and $8.9 million, respectively. In addition, software amortization expense for each of the years ended December 31, 2014, 2013 and 2012 was $0.9 million.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The Company’s goodwill relates to the acquisition of AngioScore in 2014, the acquisition of the endovascular product lines of Kensey Nash Corporation in 2008, and the acquisition of certain products from Upstream in January 2013.

The change in the carrying amount of goodwill by reporting unit for the year ended December 31, 2014 was as follows (in thousands):

	U.S. Medical	International Medical	Total
Balance as of December 31, 2013	$8,165	$6,681	$14,846
Goodwill acquired during the year (Note 2)	120,196	14,856	135,052
Balance as of December 31, 2014	$128,361	$21,537	$149,898

As of December 31, 2014, the Company performed an assessment of qualitative factors to determine if it was more-likely-than-not that goodwill might be impaired and whether it was necessary to perform the two-step goodwill impairment test. The qualitative factors assessed included the market capitalization of the Company, economic and market considerations, overall financial performance and other events affecting the reporting units. Based on these qualitative factors, the Company determined that it was not necessary to perform the two-step goodwill impairment test as it was not more-likely-than-not that goodwill might be impaired.

Intangible Assets. Acquired intangible assets as of December 31, 2014 and 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Acquired as part of AngioScore acquisition (Note 2):
Technology	$73,510	$—
Customer relationships	23,320	—
Trademark and trade names	4,380	—
IPR&D	3,750	—
Distributor relationships	1,940	—
Non-compete agreements	580	—
Acquired as part of Upstream acquisition (Note 2)
Technology	2,172	6,310
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(7,766)	(1,431)
	$102,616	$5,609

See further discussion of the additional goodwill and intangible assets acquired as part of the AngioScore and Upstream acquisitions in Note 2.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

As a result of market factors associated with the access and overall retrograde interventional market and other relevant factors, the Company evaluated the intangible assets acquired as part of the Upstream acquisition for impairment as of September 30, 2014. This analysis resulted in an intangible asset impairment charge of approximately $4.1 million, reflected in the consolidated statements of operations and comprehensive income (loss) under the caption, “Intangible asset impairment,” and included in the U.S. Medical segment. The Company performed a separate impairment analysis for each of the two product technologies acquired from Upstream, which have separately identifiable cash flows. The Company compared the carrying value of the intangible assets acquired to the undiscounted cash flows expected to result from the assets and determined that the carrying amount of both of the acquired core technology assets were not fully recoverable. The Company then determined the fair value of the intangible assets based on estimated future cash flows discounted back to their present value using a discount rate (27%) that reflects the risk profiles of the underlying activities. In conjunction with this analysis, the Company reduced the amount of the contingent consideration liability for the Upstream products by approximately $1.1 million, reflected in the consolidated statements of operations and comprehensive income (loss) under the caption, “Change in fair value of contingent consideration liability.” This reduction was the result of the Company’s determination that it expects to realize lower revenue from sales of the Upstream products than was previously anticipated and make correspondingly lower revenue-related contingent payments.

The Company had previously evaluated the intangible assets acquired from Upstream for impairment as of December 31, 2013. This analysis resulted in an intangible asset impairment charge of approximately $4.5 million, using a similar methodology as described above in the 2014 analysis.

Aggregate amortization expense for amortizing intangible assets was $6.3 million, $0.9 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The IPR&D is not amortized until completion of the project. As of December 31, 2014, estimated future amortization expense for intangible assets subject to amortization was as follows (in thousands):

Amortization Expense
Years ending December 31:
2015	$12,027
2016	11,397
2017	10,678
2018	10,413
2019	10,413
Thereafter	43,938
$98,866

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 7 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll and employee-related expenses	$21,483	$11,808
Accrued legal costs	4,793	134
Accrued sales, income and excise taxes	1,847	1,659
Accrued clinical study expense	1,358	872
Deferred rent	1,214	1,204
Accrued royalties	841	571
Accrued interest on convertible notes	503	—
Contingent consideration, current portion	143	500
Other accrued expenses	4,092	3,286
Total accrued liabilities	36,274	20,034
Less: long-term portion	(1,222)	(1,215)
Accrued liabilities, current portion	$35,052	$18,819

NOTE 8 — COMMON STOCK OFFERING

On May 1, 2013, the Company completed an offering of 5,462,500 shares of its common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. The Company received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering expenses (approximately $0.4 million) paid by the Company.

NOTE 9 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

At December 31, 2014 and 2013, the Company had two stock-based compensation plans and a 401(k) plan. These plans are described below.

(a) Stock Option Plan

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, performance stock units (PSUs) and stock appreciation rights. The plans provide that incentive stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 2014 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. In June 2014, the Company’s stockholders approved an amendment and restatement of the Company’s 2006 Incentive Award Plan that, among other matters, increased the number of shares available for future issuance by 2.9 million shares. At December 31, 2014, there were 3.5 million shares available for future issuance under these plans.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

In June 2014, the Compensation Committee of the Board of Directors approved a grant of PSUs to certain of the Company’s officers. PSUs vest based on achieving specified performance measurements over a three-year “cliff” performance period plus an additional year “cliff” time vesting. The PSUs have payout opportunities of between 0% and 250%. The performance measurements include a compounded annual growth rate for revenue over a three-year period and Adjusted EBITDA for the year ended December 31, 2016.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $8.3 million, $4.1 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that are ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units and PSUs issued to certain of the Company’s officers, and (4) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period. An income tax benefit of $3.0 million, $1.4 million, and $0.7 million related to the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

With respect to the PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Although there is no guarantee that performance targets will be achieved, the Company estimates the fair value of the PSUs based on its closing stock price at the time of grant and its estimates of achieving such performance targets and records compensation expense on a graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the assumptions used for the stock options granted during the years ended December 31, 2014, 2013 and 2012 using the Black-Scholes pricing model:

	Year Ended December 31,
	2014	2013	2012
Expected life (years)	5.8	5.8	5.9
Risk-free interest rate	1.65%	1.37%	0.75%
Expected volatility	61.44%	65.54%	66.35%
Expected dividend yield	—	—	—

The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $13.59, $10.80 and $6.17, respectively.

The following table summarizes stock option activity during the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2014	3,153,234	$9.72
Granted	321,397	24.29
Exercised	(672,739)	6.81
Canceled	(102,981)	17.56
Options outstanding at December 31, 2014	2,698,911	$11.88	6.81	$61,265,166
Options exercisable at December 31, 2014	1,607,979	$8.47	5.76	$41,983,321

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $34.58 on December 31, 2014 that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as of December 31, 2014 was approximately 1.6 million. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $14.8 million, $9.2 million and $5.1 million, respectively.

The following table summarizes restricted stock award activity during the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2014	22,190	$18.93
Awarded	26,802	22.39
Vested	(22,190)	18.93
Awards outstanding at December 31, 2014	26,802	$22.39

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted stock unit activity during the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2014	158,622	$12.56
Awarded	93,331	23.89
Vested/Released	(58,824)	9.98
Forfeited	(11,113)	10.27
Restricted stock units outstanding at December 31, 2014	182,016	$19.35

The following table summarizes PSU activity during the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2014	—	$—
Awarded (at target performance)	500,985	23.43
Forfeited	(13,827)	—
Performance stock units outstanding at December 31, 2014	487,158	$23.43

As of December 31, 2014, there was $24.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans, using our current estimates of performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $10.5 million and $36.8 million as of December 31, 2014. This expense is based on an assumed future forfeiture rate of approximately 11.3% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.7 years.

(b) Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (ESPP).  The ESPP provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At December 31, 2014, there were approximately 200,000 shares available for future issuance under this plan.

The fair value of the shares offered for the six-month periods beginning January and July 2014 under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $0.8 million, $0.4 million and $0.3 million of compensation expense, respectively, related to its ESPP.

(c) 401(k) Plan

The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code (401(k) Plan) that the Company administers for participating employees’ contributions. All full-time employees are covered under the 401(k) Plan after meeting minimum service requirements. The Company accrued and paid matching contributions of $1.3 million, $0.9 million, and $0.8 million to the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012, respectively. For all years presented, Company contributions were based on a match of 50% of each employee’s contribution, with the match-eligible contribution being limited to 6% of the employee’s eligible compensation.

NOTE 10 — NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding (excluding shares of restricted stock). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted net (loss) income per share is computed in a manner consistent with that of basic net (loss) income per share, while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method.

Options to purchase common stock, the vesting of restricted stock and performance stock units, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the years ended December 31, 2014 and 2013 as a result of the net losses incurred for those years. Therefore, diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2014 and 2013. Stock options, restricted stock, PSUs, and shares issuable upon the conversion of the Notes outstanding at December 31, 2014 and 2013, which are excluded from the computation of diluted net loss per share for those years, are shown in the table below:

	December 31,
	2014	2013
Options to purchase common stock	2,698,911	3,153,234
Non-vested restricted stock	208,818	180,812
Non-vested performance stock units	487,158	—
Shares issuable upon conversion of the Notes	7,337,459	—
Potentially dilutive common shares	10,732,346	3,334,046

For the year ended December 31, 2012, a weighted average of 0.6 million stock options were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

A summary of the net (loss) income per share calculation is shown below for the years indicated:

	2014	2013	2012
Net (loss) income (in thousands)	$(40,901)	$(370)	$2,226
Common shares outstanding:
Historical common shares outstanding at beginning of year (excluding shares of unvested restricted stock)	41,208,096	34,839,131	33,883,378
Weighted average common shares issued	471,273	4,101,413	493,469
Weighted average common shares outstanding-basic	41,679,369	38,940,544	34,376,847
Effect of dilution from stock options	—	—	1,390,123
Weighted average common shares outstanding-diluted	41,679,369	38,940,544	35,766,970
Net (loss) income per share, basic	$(0.98)	$(0.01)	$0.06
Net (loss) income per share, diluted	$(0.98)	$(0.01)	$0.06

NOTE 11 — CONCENTRATIONS OF CREDIT RISK

The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any year presented in our consolidated financial statements. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Historically, management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2014. The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

NOTE 12 — SEGMENT AND GEOGRAPHIC REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing and distributing disposable products and a proprietary excimer laser system for the treatment of certain peripheral and coronary vascular conditions.

Within this line of business, the Company has identified two operating segments, which were identified on a geographic basis: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks and different regulatory environments. Within U.S. Medical, the Company aggregates its two product lines, Vascular Intervention and Lead Management, based on their similar economic, operational and regulatory characteristics.

Additional information regarding each operating segment is discussed below.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(a) U.S. Medical

Products offered by this segment include single-use medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the FDA. At December 31, 2014, FDA-approved products were used in multiple vascular procedures, including peripheral and coronary atherectomy, aspiration and thrombectomy and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development as well as corporate administrative functions are performed within this reportable segment. As of December 31, 2014, 2013 and 2012, a portion of research, development and other technology expenses and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $8.1 million, $7.6 million and $7.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

(b) International Medical

The International Medical segment headquarters is located in the Netherlands and serves Europe as well as the Middle East, Latin America (including Puerto Rico), Japan and the Pacific Rim. Products offered by this segment are substantially the same as those offered by U.S. Medical.  The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S. incurred research, development and other technology expenses and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	For the Year Ended December 31,
	2014	2013	2012
Revenue:
U.S. Medical:
Disposable products	$155,107	$114,976	$103,218
Service and other, net of allowance for sales returns	9,334	9,833	9,081
Equipment	2,958	5,317	5,137
Subtotal	167,399	130,126	117,436
International Medical:
Disposable products	29,703	23,143	19,304
Service and other, net of allowance for sales returns	2,156	1,579	1,358
Equipment	5,656	3,963	2,187
Subtotal	37,515	28,685	22,849
Total revenue	$204,914	$158,811	$140,285

	U.S. Medical	International Medical	Total
2014
Interest income	$44	$2	$46
Interest expense	4,098	10	4,108
Depreciation and amortization expense	15,205	1,608	16,813
Income tax (benefit) expense	(887)	565	(322)
Segment operating (loss) income	(39,267)	2,317	(36,950)
Segment net (loss) income	(42,628)	1,727	(40,901)
Capital expenditures	6,532	190	6,722
Total assets	$432,151	$34,799	$466,950

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	U.S. Medical	International Medical	Total
2013
Interest income	$61	$—	$61
Interest expense	58	—	58
Depreciation and amortization expense	9,217	1,393	10,610
Income tax expense	402	378	780
Segment operating (loss) income	(1,276)	1,670	394
Segment net (loss) income	(1,666)	1,296	(370)
Capital expenditures	4,406	214	4,620
Total assets	$198,639	$18,518	$217,157

	U.S. Medical	International Medical	Total
2012
Interest income	$70	$1	$71
Interest expense	63	—	63
Depreciation and amortization expense	8,705	1,178	9,883
Income tax expense	414	320	734
Segment operating income	1,037	1,910	2,947
Segment net income	656	1,570	2,226
Capital expenditures	3,063	16	3,079
Total assets	$95,181	$15,588	$110,769

In 2014, 2013 and 2012, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2014, 2013 or 2012. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $26.6 million and $11.9 million as of December 31, 2014 and 2013, respectively.

Revenue by Product Line

	For the Year Ended December 31,
(in thousands)	2014	2013	2012
Revenue
Disposable products revenue:
Vascular intervention	$118,148	$75,601	$67,336
Lead management	66,662	62,518	55,186
Total disposable products revenue	184,810	138,119	122,522
Service and other, net of allowance for sales returns	11,490	11,412	10,439
Equipment	8,614	9,280	7,324
Total revenue	$204,914	$158,811	$140,285

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 13 — DEBT — LINE OF CREDIT

On February 25, 2011, the Company entered into a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), acting through its Wells Fargo Business Credit operating division, for a three-year $15.0 million revolving line of credit. In February 2014, the Company renewed the line of credit for an additional three-year term under substantially the same terms. Under the terms of the Credit Agreement, the Company may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow the Company to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date along with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Business Credit.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%, or 3.5% at December 31, 2014. The margins on the base interest rates are subject to reduction if the Company achieves certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. The Company’s borrowing base, which represents the amount the Company can borrow under the revolving line of credit, was $12.6 million as of December 31, 2014.

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
As of the date of this filing, the Company had no events of default and no borrowings under the revolving line of credit.

NOTE 14 — INCOME TAXES
The sources of (loss) income before income taxes are as follows (in thousands):

	2014	2013	2012
United States	$(43,217)	$(1,298)	$1,413
Foreign (primarily the Netherlands)	1,994	1,708	1,547
(Loss) income before income taxes	$(41,223)	$410	$2,960

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income tax (benefit) expense attributable to (loss) income before income taxes consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$—	$—	$—
State	72	66	84
Foreign	515	328	272
	587	394	356
Deferred:
Federal	(874)	301	295
State	(85)	35	33
Foreign	50	50	50
	(909)	386	378
Income tax (benefit) expense	$(322)	$780	$734

Income tax (benefit) expense attributable to (loss) income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to (loss) income before income taxes as a result of the following (in thousands):

	2014	2013	2012
Computed expected tax (benefit) expense	$(14,016)	$140	$1,006
Increase (reduction) in income tax (benefit) expense resulting from:
State and local income taxes, net of federal impact	(1,211)	(116)	94
Stock-based compensation	46	169	112
Nondeductible expenses	2,652	55	138
Change in valuation allowance	13,540	(332)	(1,241)
Release of valuation allowance related to AngioScore acquisition	(1,266)	—	—
Change in deferred rate	193	5	165
Foreign operations	179	(49)	(44)
Research and development credit	(439)	908	504
Income tax (benefit) expense	$(322)	$780	$734

Included in the $0.3 million income tax benefit for the year ended December 31, 2014 is a $1.3 million tax benefit from the release of valuation allowance of the Company’s DTAs. In connection with the acquisition of AngioScore during the year ended December 31, 2014, DTLs were established for the book-tax basis differences related to the non-goodwill intangible assets. These DTLs exceeded the acquired DTAs by $1.3 million. The net DTLs from this acquisition create an additional source of taxable income to realize a portion of the Company’s DTAs for which a valuation allowance is no longer needed. The impact on the Company’s DTAs and DTLs caused by the acquisition is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

of the Company’s DTAs was released and resulted in an income tax benefit of $1.3 million. See Note 2, “Business Combinations.”
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Current:
Accrued liabilities	$1,438	$916
Deferred revenue	544	541
Inventories	1,938	638
	3,920	2,095
Less valuation allowance	(1,720)	(1,650)
Total deferred tax assets, current portion, net	2,200	445

Noncurrent:
Net operating loss carryforwards-U.S. and related states	55,002	7,801
Charitable contribution carryover	212	47
Capital loss carryover	403	412
Amortization of intangibles	1,031	1,224
Stock compensation expense related to nonqualified stock options	2,434	1,377
Research and experimentation tax credit	4,689	966
Alternative minimum tax credit	298	298
Accrued liabilities	457	535
	64,526	12,660
Less valuation allowance	(28,095)	(10,144)
Deferred tax assets, noncurrent portion, net	36,431	2,516

Deferred tax liabilities:
Noncurrent
Equipment	(2,192)	(2,663)
Long-lived intangible assets	(37,916)	(1,218)
Total deferred tax liabilities, noncurrent portion, net	$(3,677)	$(1,365)

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

An income tax benefit of $3.0 million, $1.4 million and $0.7 million related to the exercise of stock options for the years ended December 31, 2014, 2013 and 2012, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

As of December 31, 2014, the Company has unrestricted U.S. federal net operating loss carryforwards of approximately $156.0 million to reduce future taxable income, which expire primarily from 2018 through 2034. The Company also has capital loss carryforwards of $1.1 million that expire in 2015 and 2016.

An alternative minimum tax credit carryforward of approximately $0.3 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for U.S. federal income tax purposes of approximately $155.2 million.

The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2014 of approximately $3.1 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2034.

The Company intends to indefinitely reinvest earnings from subsidiaries treated as foreign corporations for U.S. tax purposes. As of December 31, 2014, the Company had a cumulative undistributed deficit related to its foreign subsidiaries of approximately $20 million.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets in future periods will depend on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of losses and its planned near-term investments in its growth, the Company continues to record a valuation allowance against substantially all of its deferred tax assets that are in excess of its deferred tax liabilities. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its deferred tax assets until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future which would affect the utilization of the Company’s deferred tax assets, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

As of December 31, 2014, the Company classified approximately $0.1 million of its tax credit carryforwards as uncertain. This amount is reported as a reduction of the Company’s deferred tax asset. In 2014, the Company reduced its uncertain tax positions by $0.2 million for tax credits that are no longer subject to the uncertain tax position. The Company classifies interest and penalties expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the consolidated statements of operations and accumulated comprehensive income (loss) or on the consolidated balance sheet.

The Company files tax returns in the U.S., Puerto Rico, Canada, and in each of the European countries in which the Company has subsidiaries. The tax years 2010 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed a corporate income tax audit during 2012 for the Company’s 2009 and 2010 tax years. No adjustments were made as a result of the audit.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 15 — COMMITMENTS AND CONTINGENCIES

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

Trireme Patent Infringement and Breach of Fiduciary Duty

In July 2012, AngioScore sued Trireme Medical, Inc. (Trireme), Eitan Konstantino, Quattro Vascular Pte, Ltd., and QT Vascular Ltd., in the U.S. District Court for the Northern District of California, alleging patent infringement (the Northern District of California Action). In this action, AngioScore seeks injunctive relief and damages. The defendants filed counterclaims against AngioScore for unfair competition, interference with business relationships, false advertising, and defamation, and in August 2014, those counterclaims were dismissed. In May 2014, AngioScore moved to amend its complaint (i) to allege that Trireme’s Chief Executive Officer, Eitan Konstantino, who is a former founder, officer, and member of the board of directors of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while he served as a member of the AngioScore board of directors, and (ii) to add claims against the other defendants for aiding and abetting that breach. The case is scheduled for trial in April 2015. On January 14, 2015, the parties filed their respective summary judgment motions and motions to exclude certain testimony. Oral argument on these motions is scheduled for March 3, 2015.

Trireme Inventorship

On June 25, 2014, Trireme sued AngioScore in the U.S. District Court for the Northern District of California seeking to change the inventorship of certain patents owned by AngioScore. Trireme alleges that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to Trireme. AngioScore moved to dismiss this litigation on January 29, 2015, asserting that Dr. Lotan previously assigned any inventorship rights he may have had in these patents to AngioScore in 2003. Oral argument on this motion is scheduled for March 5, 2015. AngioScore intends to vigorously defend against Trireme’s claims.

Konstantino Indemnification and Advancement of Fees

On May 15, 2014, AngioScore sued Eitan Konstantino in the Superior Court for the County of Alameda, State of California, seeking a declaratory judgment that AngioScore owes no indemnification obligations to Konstantino under his indemnification agreement with AngioScore (the AngioScore Indemnification Agreement) resulting from AngioScore’s claim that Konstantino breached his fiduciary duties to AngioScore while serving as a member of the board of directors of AngioScore (the Alameda Action).  In November 2014, the Court stayed the Alameda Action pending the outcome of the Northern District of California Action asserting patent infringement and breach of fiduciary duty claims against Konstantino and the corporate defendants.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

On May 21, 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the Delaware Action) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to (1) the defense of the breach of fiduciary duty claims asserted against him in the Northern District of California Action; (2) the defense of the Alameda Action; and (3) Konstantino’s pursuit of the Delaware Action for advancement of fees.  On June 4, 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and AngioScore filed a third-party complaint against Trireme, Quattro Vascular, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino.  Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, on August 15, 2014, the court granted the motion.  On September 4, 2014, AngioScore filed amended counter-claims and an amended third-party complaint that included additional defendant Trireme Singapore.  The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it fails to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore.  The motion to dismiss is being briefed and oral argument is scheduled for April 7, 2015.

The Company cannot at this time determine the likelihood of any outcome and has no amounts accrued for these matters.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Leases

The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with terms that expire at various dates through 2023.

The future minimum payments under noncancelable operating leases as of December 31, 2014 were as follows (in thousands):

Operating Leases
Years ending December 31:
2015	$1,791
2016	1,694
2017	1,640
2018	1,529
2019	1,509
Thereafter	6,105
$14,268

Rent expense under operating leases totaled approximately $2.7 million, $2.4 million, and $1.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 16 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014				2013
	Q1(1)	Q2(1)(2)	Q3(1)(3)	Q4(1)(4)	Q1(5)	Q2(5)	Q3(5)	Q4(6)
	(In thousands, except per share amounts)
Net sales	$39,614	$43,555	$58,786	$62,959	$37,675	$39,453	$39,763	$41,920
Gross profit	29,280	33,049	43,086	46,040	27,356	28,828	29,710	31,561
Net (loss) income	(5,661)	(5,299)	(13,944)	(15,997)	(959)	(728)	434	883
Net (loss) income per share (7):
Basic	$(0.14)	$(0.13)	$(0.33)	$(0.38)	$(0.03)	$(0.02)	$0.01	$0.02
Diluted	$(0.14)	$(0.13)	$(0.33)	$(0.38)	$(0.03)	$(0.02)	$0.01	$0.02

(1)
During the first, second, third and fourth quarters of 2014, the Company incurred $0.3 million, $4.0 million, $3.8 million and $7.8 million, respectively, in transaction and integration costs related to the acquisition of AngioScore. See Note 2, “Business Combinations.”

(2)
Net loss and net loss per share have been adjusted from the previously filed Form 10-Q as of June 30, 2014 to reflect adjustments made during the measurement period to provisional amounts recognized for the AngioScore acquisition at the acquisition date. The Company recorded a deferred tax benefit of $1.3 million related to a partial release of valuation allowance related to the AngioScore acquisition. See Note 14, “Income Taxes.”

(3)
During the third quarter of 2014, the Company recorded an impairment charge of $4.1 million and a reduction of $1.1 million to the contingent consideration liability related to certain assets and liabilities recorded from the acquisition of Upstream in 2013. See Note 6, “Goodwill and Other Intangible Assets.”

(4)	During the fourth quarter of 2014, the Company incurred $1.5 million in transaction costs related to the acquisition of the Stellarex DCB Assets. See Note 17, “Subsequent Event.”

(5)
During each of the first, second and third quarters of 2013, the Company incurred $0.5 million of medical device excise tax (which commenced January 1, 2013), $0.2 million in contingent consideration expense, and $0.2 million in acquisition-related intangible asset amortization, respectively.

(6)
During the fourth quarter of 2013, the Company incurred $0.6 million of medical device excise tax expense, $0.2 million in contingent consideration expense, and $0.2 million in acquisition-related intangible asset amortization. In addition, during the fourth quarter of 2013, the Company recorded an intangible asset impairment of $4.5 million and an adjustment to the contingent consideration liability of $5.2 million related to certain assets and liabilities recorded from the acquisition of Upstream in 2013. See Note 6, “Goodwill and Other Intangible Assets.”

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 17 — SUBSEQUENT EVENT

On January 27, 2015, the Company acquired certain assets related to Covidien LP’s Stellarex (Stellarex) over-the-wire percutaneous transluminal angioplasty balloon catheter with a paclitaxel coated balloon (DCB Assets), pursuant to an Asset Purchase Agreement, dated as of October 31, 2014 (Stellarex Purchase Agreement) with Covidien LP (Stellarex Acquisition). The DCB Assets include, among other things, the intellectual property, machinery and equipment, and inventories of finished products and raw materials used in connection with the Stellarex catheter.

Under the terms of the Stellarex Purchase Agreement, the Company paid Covidien $30 million in cash and Covidien will retain certain liabilities relating to milestone payments that may become due in connection with the development of the DCB Assets.

On January 27, 2015, the Company and Covidien entered into a Product Supply Agreement under which Covidien will supply certain angioplasty balloon catheter products to the Company, subject to the terms and conditions set forth in the Product Supply Agreement. The Product Supply Agreement has an initial one-year term with an option to renew the agreement for an additional year under certain circumstances. In addition, the Company and Covidien have entered into a Transition Services Agreement, pursuant to which Covidien will provide certain transition services to the Company for up to 24 months, subject to extension under certain circumstances.

The Company expects the Stellarex Acquisition will be accounted for as a business combination and the Company will record the assets acquired at their respective fair values as of January 27, 2015.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged (Credited) to Revenue, Costs or Expenses	Charged (Credited) to Other Accounts - describe (1)	Deductions(2)	Balance at End of Year
	(In thousands)
Year ended December 31, 2014:
Allowance for doubtful accounts and sales returns	$782	$2,271	$—	$1,438	$1,615
Inventory reserves	918	426	1,267	192	2,419
Valuation allowance for deferred tax assets	11,794	13,540	5,747	1,266	29,815
Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns	$589	$1,153	$—	$960	$782
Inventory reserves	914	213	—	209	918
Valuation allowance for deferred tax assets	12,781	(987)	—	—	11,794
Year ended December 31, 2012:
Allowance for doubtful accounts and sales returns	$602	$959	$—	$972	$589
Inventory reserves	925	156	—	167	914
Valuation allowance for deferred tax assets	14,022	(1,241)	—	—	12,781

(1)
As part of purchase accounting at the AngioScore acquisition date, inventory reserves were established for potentially expired or obsolete AngioScore inventory, and a valuation allowance was established against a portion of AngioScore deferred tax assets related to net operating losses.

(2)
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

3.3	Amended and Restated Bylaws of The Spectranetics Corporation. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on April 4, 2011.
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

4.3
Indenture, dated as of June 3, 2014, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 3, 2014.

4.4
First Supplemental Indenture, dated as of June 3, 2014, by and between the Company and Wells Fargo Bank, National Association (including the Form of Global Note). Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 3, 2014.

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.74
First Amendment to Credit and Security Agreement between The Spectranetics Corporation and Wells Fargo Bank, National Association dated February 21, 2014. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 28, 2014.

10.75
Second Amendment to Credit and Security Agreement, dated May 27, 2014, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on May 27, 2014.

Exhibit Number	Description
10.76#
The Spectranetics Corporation Amended and Restated 2006 Incentive Award Plan, as amended and restated as of June 10, 2014. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 12, 2014.

10.77
Agreement of Lease, dated June 8, 2010, by and between Brandin Court Associates, LLC and AngioScore Inc. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 11, 2014.

10.78
Agreement of Extension of Lease Term, dated May 17, 2013, by and between Brandin Court Associates, LLC and AngioScore Inc. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on August 11, 2014.

10.79#	Form of Performance Stock Unit Grant. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on October 6, 2014.
10.80#*	Severance Agreement, dated January 6, 2015, by and between the Company and Scott Drake.
10.81#*	Form of Severance Agreement, dated January 6, 2015, by and between the Company and each of Guy A. Childs and Shahriar Matin.
10.82#*	Form of Severance Agreement for Certain Officers of the Company.
10.83*	Asset Purchase Agreement, dated October 31, 2014, by and between the Company and Covidien LP.
10.84*	Product Supply Agreement, dated January 27, 2015, by and between the Company and Covidien LP.
10.85*	Transition Services Agreement, dated January 27, 2015, by and between the Company and Covidien LP.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG, LLP).
31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith
** Furnished herewith
# Indicates a management contract or compensatory plan or arrangement.