Form 10-Q
period 2015-03-31
SPECTRANETICS CORP
filed 2015-05-08
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

March 31, 2015

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

As of April 30, 2015, there were 42,389,388 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$43,639	$95,505
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,652 and $1,615, respectively	38,831	41,090
Inventories, net	27,670	25,446
Deferred income taxes	2,200	2,200
Prepaid expenses and other current assets	9,180	8,093
Total current assets	121,520	172,334
Property and equipment, net	38,260	33,819
Debt issuance costs, net	6,668	6,912
Goodwill	152,904	149,898
Other intangible assets, net	122,896	102,616
Other assets	1,541	1,371
Total assets	$443,789	$466,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,023	$4,397
Accrued liabilities	33,554	35,052
Deferred revenue	1,630	1,894
Total current liabilities	39,207	41,343
Convertible senior notes	230,000	230,000
Accrued liabilities, net of current portion	1,488	1,222
Contingent consideration	29,513	28,551
Deferred income taxes	3,773	3,677
Total liabilities	303,981	304,793
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 42,313,115 and 42,060,865 shares, respectively	42	42
Additional paid-in capital	304,394	298,526
Accumulated other comprehensive loss	(2,192)	(1,280)
Accumulated deficit	(162,436)	(135,131)
Total stockholders’ equity	139,808	162,157
Total liabilities and stockholders’ equity	$443,789	$466,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$57,422	$39,614
Cost of products sold	14,802	10,334
Amortization of acquired inventory step-up	251	—
Gross profit	42,369	29,280
Operating expenses:
Selling, general and administrative	36,942	27,740
Research, development and other technology	15,261	6,087
Medical device excise tax	806	525
Acquisition transaction and integration costs	10,391	271
Intangible asset amortization	3,170	137
Contingent consideration expense	1,024	38
Total operating expenses	67,594	34,798
Operating loss	(25,225)	(5,518)
Other income (expense):
Interest (expense) income, net	(1,754)	1
Foreign currency transaction (loss) gain	(179)	3
Total other (expense) income	(1,933)	4
Loss before income taxes	(27,158)	(5,514)
Income tax expense	147	147
Net loss	$(27,305)	$(5,661)

Net loss per share —
Basic and diluted	$(0.65)	$(0.14)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(912)	13
Comprehensive loss, net of tax	$(28,217)	$(5,648)

Weighted average common shares outstanding —
Basic and diluted	42,155,844	41,353,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(27,305)	$(5,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,131	2,596
Stock-based compensation expense	3,190	1,324
Amortization of debt issuance costs	244	—
Provision for excess and obsolete inventories	167	140
Contingent consideration expense	1,024	38
Deferred income taxes	95	97
Net change in operating assets and liabilities	(6,007)	(6,893)
Net cash used in operating activities	(22,461)	(8,359)
Cash flows from investing activities:
Capital expenditures	(1,780)	(1,647)
Payment for acquisition of Stellarex assets	(30,000)	—
Net cash used in investing activities	(31,780)	(1,647)
Cash flows from financing activities:
Proceeds from the exercise of stock options and employee stock purchase plan	2,678	2,471
Payment of contingent consideration	(143)	—
Net cash provided by financing activities	2,535	2,471
Effect of exchange rate changes on cash	(160)	6
Net decrease in cash and cash equivalents	(51,866)	(7,529)
Cash and cash equivalents at beginning of period	95,505	128,395
Cash and cash equivalents at end of period	$43,639	$120,866
Supplemental disclosures of cash flow information:
Cash paid for interest	$9	$9
Cash paid for income taxes	$185	$84

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL

The accompanying condensed consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned subsidiaries. These entities are collectively referred to as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

The Company develops, manufactures, markets, and distributes medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s products are sold in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In 2014, the Company acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters and in January 2015, the Company acquired the Stellarex™ drug-coated balloon assets from Covidien LP.

The Company’s Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee, AngioSculpt® scoring balloon catheters used in both peripheral and coronary procedures, and the Stellarex drug-coated balloon. The Company also markets support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions. The Company markets aspiration and cardiac laser catheters to treat blockages in the heart. The Company’s Lead Management products include excimer laser sheaths, dilator sheaths, mechanical sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents, and services its CVX-300® laser systems.

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

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. Adoption of ASU 2015-03 will change the presentation of debt issuance costs on the Company’s consolidated balance sheets by eliminating the debt issuance costs asset and reducing the liability of the Company’s convertible senior notes by the amount of net debt issuance costs.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 will be effective for the Company in the first quarter of the year ending December 31, 2017, and allows for both retrospective and prospective methods of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date of ASU 2014-09. If the one-year deferral is adopted, ASU 2014-09 would become effective for the Company in the first quarter of the year ending December 31, 2018. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position, and consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — BUSINESS COMBINATIONS

Stellarex™

On January 27, 2015 (“Acquisition Date”), the Company acquired certain assets related to the Stellarex over-the-wire percutaneous transluminal angioplasty balloon catheter with a drug (paclitaxel) coated balloon (“DCB Assets”), pursuant to an Asset Purchase Agreement, dated as of October 31, 2014 (“Stellarex Purchase Agreement”) with Covidien LP (“Stellarex Acquisition”). The DCB Assets include, among other things, the intellectual property, machinery and equipment, and inventories used in connection with the Stellarex catheter. The primary reasons for the Stellarex Acquisition were to broaden the Company’s existing product lines, leverage its current customers, and increase revenue.

Under the terms of the Stellarex Purchase Agreement, the Company paid Covidien $30 million in cash and Covidien retained certain liabilities relating to contingent payments that may become due in connection with regulatory approval and future revenue milestones for the DCB Assets.

The Company accounted for the Stellarex Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Acquisition Date. The following table summarizes the preliminary allocation of assets acquired (in thousands):

	Allocation of purchase price	Amortization period (in years)
Inventories	$1,337
Property and equipment, net	2,500
Total tangible assets acquired	3,837
Less: deferred rent liability assumed	293
Net tangible assets acquired	$3,544

Intangible assets:
In-process research and development (“IPR&D”)	13,680
Technology	9,070	12
Trademark and trade names	400	12
Transition services agreement	300	0.5
Goodwill	3,006
Total purchase price	$30,000

The accounting for the acquisition is preliminary due to the ongoing analysis and completion of valuation of the tangible and intangible assets acquired. Upon completion of this analysis, the Company may record adjustments to the estimated amounts recorded as further information about conditions existing at the Acquisition Date becomes available. The final fair value determinations may be different than those reflected in the Company’s condensed consolidated financial statements at March 31, 2015.

The Company determined the fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin, or in the case of inventory expected to be consumed in clinical studies, on replacement cost, which was determined to approximate fair value.

The IPR&D asset, which is accounted for as an indefinite-lived intangible asset until completion or abandonment of the project, represents an estimate of the fair value of in-process technology related to the Stellarex products that are currently

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the subject of clinical studies in advance of their potential introduction to the U.S. market, as well as the below the knee applications of the Stellarex technology, which are also currently in development. The estimated fair value was determined using the income approach.

The fair value of the technology intangible assets, which relate to products that have already received clearance to be made commercially available in the European market, was determined based upon the present value of expected future cash flows, utilizing a risk-adjusted discount rate.

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

The transition services agreement was valued based on the estimated fair value of services provided to the Company under the agreement. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy based on management’s estimates and assumptions.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is deductible for tax purposes. Goodwill is primarily attributable to the benefits of the acquired workforce and future technologies, which will be developed from the current and IPR&D technologies to further expand the Company’s product offerings and applications of the technology. Goodwill was allocated to the Company’s operating segments based on the relative expected benefits as disclosed in Note 5, “Goodwill and Intangible Assets.”

The assets and liabilities assumed in the Stellarex Acquisition were included in the Company’s consolidated balance sheet as of March 31, 2015. Incremental revenue, costs of revenue and operating expenses related to the Stellarex DCB Assets have been included in the Company’s consolidated financial statements beginning January 27, 2015, and included in the Company’s U.S. Medical and International Medical reportable operating segments.

Expenses related to the Stellarex Acquisition and the subsequent integration of its operations were $2.0 million for the three months ended March 31, 2015, and primarily included investment banking fees and integration costs. These costs are included within the “Acquisition transaction and integration costs” line of the consolidated statements of operations and comprehensive loss.

Revenue from the Stellarex products from January 27 through March 31, 2015 was immaterial and was included in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015. Losses attributable to Stellarex from January 27 through March 31, 2015 were $9.4 million and primarily included research and development and clinical trial costs.

AngioScore Acquisition

On June 30, 2014, the Company completed its acquisition of AngioScore. During the three months ended March 31, 2015, the Company recorded $0.3 million of amortization of the acquired inventory step-up, reflected as “Amortization of acquired inventory step-up” in the consolidated statements of operations and comprehensive loss, increasing cost of products sold.

Expenses related to the acquisition of AngioScore and the subsequent integration of its operations were $8.4 million for the three months ended March 31, 2015, and primarily included legal fees associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff. See Note 10, “Commitments and Contingencies.” These expenses also included severance, retention, and other integration costs. These expenses are included within the “Acquisition transaction and integration costs” line of the consolidated statements of operations and comprehensive loss.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue from the AngioScore products during the three months ended March 31, 2015 was $14.0 million and was included in the Company’s consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015. The Company is unable to identify earnings attributable to AngioScore for the three months ended March 31, 2015 because the operations of AngioScore have been integrated into the Company’s operations.

Unaudited Supplemental Pro Forma Financial Information

The table below provides certain pro forma financial information for the Company as if the Stellarex and AngioScore acquisitions had been consummated as of January 1, 2014. Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. The Company also included direct acquisition transaction costs incurred in the results of the three months ended March 31, 2014. In addition, certain historical expenses, such as warrant expense and interest expense associated with debt that was immediately repaid, were eliminated from these pro forma results. The pro forma information does not necessarily reflect the actual results of operations had the acquisitions been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions.

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue	$57,422	$53,484
Net loss	(29,011)	(29,627)
Net loss per share	$(0.69)	$(0.72)

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

The Company received $222.5 million from the issuance of the Notes, net of $7.5 million of debt issuance costs incurred. The debt issuance costs are being amortized over a seven year period using the effective interest method. The Company used all of the net proceeds to fund the acquisition of AngioScore.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$9,692	$9,012
Work in process	3,796	3,745
Finished goods	14,182	12,689
	$27,670	$25,446

On January 27, 2015, the Company acquired approximately $1.3 million of inventories as part of the Stellarex acquisition. See Note 2, “Business Combination,” for further discussion.

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Equipment held for rental or loan	$49,300	$47,313
Manufacturing equipment and computers	33,539	29,692
Leasehold improvements	6,916	6,730
Furniture and fixtures	3,570	3,473
Building and improvements	1,288	1,288
Land	270	270
Less: accumulated depreciation and amortization	(56,623)	(54,947)
	$38,260	$33,819

On January 27, 2015, the Company acquired approximately $2.5 million of property and equipment, net, as part of the Stellarex acquisition. See Note 2, “Business Combination,” for further discussion.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued payroll and employee-related expenses	$13,272	$21,483
Accrued legal costs	6,630	4,793
Accrued clinical study expense	4,301	1,358
Accrued interest on convertible notes	2,013	503
Deferred rent	1,488	1,214
Accrued sales, income, and excise taxes	1,166	1,847
Accrued royalties	707	841
Contingent consideration, current portion	62	143
Other accrued expenses	5,403	4,092
Less: long-term portion	(1,488)	(1,222)
Accrued liabilities: current portion	$33,554	$35,052

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2015 was as follows (in thousands). The goodwill was allocated to the reporting units based on a percentage of estimated future revenues.

	U.S. Medical	International Medical	Total
Balance as of December 31, 2014	$128,361	$21,537	$149,898
Additional goodwill related to Stellarex Acquisition (Note 2)	2,255	751	3,006
Balance as of March 31, 2015	$130,616	$22,288	$152,904

Acquired intangible assets consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Acquired as part of AngioScore acquisition:
Technology	$73,510	$73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
IPR&D	3,750	3,750
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Stellarex Acquisition (Note 2):
IPR&D	13,680	—
Technology	9,070	—
Trademark and trade names	400	—
Transition services agreement	300	—
Acquired as part of Upstream acquisition (1)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(10,936)	(7,766)
	$122,896	$102,616
___________________

(1)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies, Ltd. (“Upstream”). As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

See further discussion of the additional goodwill and intangible assets acquired as part of the Stellarex acquisition during the three months ended March 31, 2015 in Note 2, “Business Combinations.”

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. There have been no events or circumstances since the last analysis as of December 31, 2014 to indicate that the amount of goodwill or other intangible assets may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, performance stock units (“PSUs”) and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair value at the date of grant. Options granted through March 31, 2015 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years.

In June 2014, the Compensation Committee of the Board of Directors approved a grant of PSUs to certain of the Company’s officers. PSUs vest based on achieving specified performance measurements over a three-year “cliff” performance period plus an additional year “cliff” time vesting. Earned PSUs vest 75% upon completion of the three-year performance period and 25% one year after the performance period. The PSUs have target payout opportunities of between 0% and 250%. The performance measurements include a compounded annual growth rate for revenue over a three year period and Adjusted EBITDA for the year ended December 31, 2016.

At March 31, 2015, there were 3.0 million shares available for future issuance under the Company’s equity plans, assuming issuance of PSUs at target performance, and 2.3 million shares available for future issuance, assuming issuance of PSUs at the 250% maximum performance.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $3.2 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards, (2) restricted stock awards issued to the Company’s directors, (3) restricted stock units and PSUs issued to certain of the Company’s officers, and (4) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

With respect to the PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Although there is no guarantee that performance targets will be achieved, the Company estimates the fair value of the PSUs based on its closing stock price at the time of grant and its estimates of achieving such performance targets, and records compensation expense on a graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.

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

The following is a summary of the assumptions used for the stock options granted during the three months ended March 31, 2015 and 2014, respectively, using the Black-Scholes pricing model:

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Expected life (years)	5.72	5.77
Risk-free interest rate	1.38%	1.73%
Expected volatility	42.56%	63.80%
Expected dividend yield	—	—

The weighted average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $13.88 and $15.05, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	2,698,911	$11.88
Granted	22,210	33.60
Exercised	(177,090)	6.50
Canceled	(14,287)	19.47
Options outstanding at March 31, 2015	2,529,744	$12.40	6.73	$56,553,791
Options exercisable at March 31, 2015	1,562,224	$9.01	5.78	$40,222,611

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $34.76 as of March 31, 2015, which would have been received by the option holders if all option holders exercised their options as of that date. In-the-money options exercisable as of March 31, 2015 totaled approximately 1.6 million, as all options exercisable were in the money as of that date.  The total intrinsic value of options exercised was $4.9 million and $6.5 million during the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2015	26,802	$22.39
Awarded	2,867	34.89
Restricted stock awards outstanding at March 1, 2015	29,669	$23.60

No restricted stock units were awarded or vested during the three months ended March 31, 2015. The balance of unvested restricted stock units was 182,016 as of March 31, 2015, with a weighted average grant date fair value of $19.35.

No PSUs were awarded or vested during the three months ended March 31, 2015. The balance of unvested PSUs was 487,158 as of March 31, 2015, with a weighted average grant date fair value of $23.43.

As of March 31, 2015, there was $19.6 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans, assuming the Company’s current estimate of performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $9.5 million and $34.4 million as of March 31, 2015. This expense is based on an assumed future forfeiture rate of approximately 11.25% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.4 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At March 31, 2015, there were approximately 134,000 shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the three months ended March 31, 2015 and 2014, the Company recognized $240,000 and $122,000, respectively, of compensation expense related to the ESPP.

NOTE 7 — NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding (excluding shares of restricted stock). Shares issued during the period and shares reacquired during the period are weighted for the portion of the period they were outstanding. Diluted net loss per share is computed in a manner consistent with that of basic net loss per share, while giving effect to all potentially dilutive common shares outstanding during the period, which include the assumed exercise of stock options and the assumed vesting of restricted stock using the treasury stock method, and the assumed conversion of shares under the Notes using the “if-converted” method.

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three months ended March 31, 2015 and 2014 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2015 and 2014. Stock options, restricted stock, PSUs, and shares issuable upon the conversion of the Notes outstanding at March 31, 2015 and 2014, which are excluded from the computation of diluted net loss per share for the three months ended March 31, 2015 and 2014, are shown in the table below:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	2,529,744	2,903,759
Non-vested restricted stock	211,685	180,812
Non-vested PSUs	487,158	—
Shares issuable upon conversion of the Notes	7,337,459	—
Potentially dilutive common shares	10,566,046	3,084,571

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(27,305)	$(5,661)
Common shares outstanding:
Historical common shares outstanding at beginning of period	42,034,063	41,208,096
Weighted average common shares issued	121,781	145,835
Weighted average common shares outstanding — basic	42,155,844	41,353,931
Effect of dilution — stock options	—	—
Weighted average common shares outstanding — diluted	42,155,844	41,353,931
Net loss per share — basic and diluted	$(0.65)	$(0.14)

NOTE 8 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing disposable products and a proprietary excimer laser system to treat certain vascular and coronary conditions.

Within this line of business, the Company has two operating segments, which were identified on a geographic basis: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer the same products and services but operate in different geographic regions, have different distribution networks, and different regulatory environments. Within U.S. Medical, the Company aggregates its two product lines, Vascular Intervention and Lead Management, based on their similar economic, operational, and regulatory characteristics. The primary performance measure for the operating segments is revenue.

Additional information regarding each operating segment is discussed below.

U. S. Medical

Products offered by this segment include medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the U.S. Food and Drug Administration (“FDA”) and Health Canada. The Company’s products are used in multiple vascular procedures, including peripheral atherectomy, crossing arterial blockages, coronary atherectomy and thrombectomy, and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three months ended March 31, 2015 and 2014, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $2.9 million and $1.7 million for the three months ended March 31,

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2015 and 2014, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

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

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
U.S. Medical:
Disposable products	$45,487	$28,582
Service and other, net of allowance for sales returns	2,516	2,236
Equipment sales and rentals	597	954
Subtotal	48,600	31,772
International Medical:
Disposable products	7,457	5,909
Service and other, net of allowance for sales returns	477	533
Equipment sales and rentals	888	1,400
Subtotal	8,822	7,842
Total revenue	$57,422	$39,614

	Three Months Ended March 31,
	2015	2014
Segment operating loss:
U.S. Medical	$(24,926)	$(5,382)
International Medical	(299)	(136)
Total operating loss	$(25,225)	$(5,518)

	As of March 31, 2015	As of December 31, 2014

Segment assets:
U.S. Medical	$407,517	$432,151
International Medical	36,272	34,799
Total assets	$443,789	$466,950

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2015 and 2014, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue for the three months ended March 31, 2015 or 2014.

Revenue by Product Line

	Three Months Ended March 31,
(in thousands)	2015	2014
Revenue
Disposable products revenue:
Vascular intervention	$36,513	$20,021
Lead management	16,431	14,470
Total disposable products revenue	52,944	34,491
Service and other, net of allowance for sales returns	2,993	2,769
Equipment sales and rentals	1,485	2,354
Total revenue	$57,422	$39,614

NOTE 9 — INCOME TAXES

The Company maintains a valuation allowance against substantially all of its deferred tax assets, in excess of its nettable deferred tax liabilities, that it does not consider to meet the more-likely-than-not criteria for recognition.  Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2015. The Company does, however, expect to incur current state and foreign tax expense during 2015. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2015, primarily representing an increase in the deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company’s ability to realize the benefit of its deferred tax assets in future periods will depend on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the Company’s projected future taxable income and tax planning strategies in making this assessment, and believes there have not been sufficient consecutive quarters of taxable income to conclude that it is more-likely-than-not that future operations will generate sufficient taxable income to realize deferred tax assets. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its deferred tax assets until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future that would affect the utilization of the Company’s deferred tax assets, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

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

Trireme Patent Infringement and Breach of Fiduciary Duty

In July 2012, AngioScore sued Trireme Medical, Inc. (“Trireme”), Eitan Konstantino (“Konstantino”), Quattro Vascular Pte, Ltd., and QT Vascular Ltd., in the U.S. District Court for the Northern District of California, alleging patent infringement (the “Northern District of California Action”). In this action, AngioScore seeks injunctive relief and damages. The defendants filed counterclaims against AngioScore for unfair competition, interference with business relationships, false advertising, and defamation, and in August 2014, those counterclaims were dismissed. In May 2014, AngioScore moved to amend its complaint (i) to allege that Trireme’s Chief Executive Officer, Konstantino, who is a former founder, officer, and member of the board of directors of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while he served as a member of the AngioScore board of directors, and (ii) to add claims against the other defendants for aiding and abetting that breach. On January 14, 2015, the parties filed their respective summary judgment motions and other motions. Trial on the breach of fiduciary duty case began on April 13, 2015 and was completed on April 21, 2015. The court has asked for post-trial briefing by May 31, 2015 and the Company anticipates a ruling thereafter. On April 29, 2015, the court entered an order scheduling trial on the patent infringement claims for September 14, 2015.

Trireme Inventorship

On June 25, 2014, Trireme sued AngioScore in the U.S. District Court for the Northern District of California seeking to change the inventorship of certain patents owned by AngioScore. Trireme alleges that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to Trireme. AngioScore moved to dismiss this litigation on January 29, 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. On March 17, 2015, the court granted AngioScore’s motion to dismiss. AngioScore has moved for reimbursement of costs and fees incurred in this action.

Konstantino Indemnification and Advancement of Fees

On May 15, 2014, AngioScore sued Konstantino in the Superior Court for the County of Alameda, State of California, seeking a declaratory judgment that AngioScore owes no indemnification obligations to Konstantino under his indemnification agreement with AngioScore (the “AngioScore Indemnification Agreement”) resulting from AngioScore’s claim that Konstantino breached his fiduciary duties to AngioScore while serving as a member of the board of directors of AngioScore (the “Alameda Action”).  In November 2014, the court stayed the Alameda Action pending the outcome of the Northern District of California Action.

On May 21, 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the “Delaware Action”) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to (1) the defense of the breach of fiduciary duty claims asserted against him in the Northern District of California Action; (2) the defense of the Alameda Action; and (3) Konstantino’s pursuit of the Delaware Action for advancement of fees.  On June 4, 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

AngioScore filed a third-party complaint against Trireme, Quattro Vascular, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino.  Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, on August 15, 2014, the court granted the motion.  On September 4, 2014, AngioScore filed amended counter claims and an amended third-party complaint that included additional defendant Trireme Singapore.  The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it fails to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore.  The motion to dismiss is being briefed and oral argument has been rescheduled for June 8, 2015.

The Company cannot at this time determine the likelihood of any outcome and as of March 31, 2015, has no amounts accrued for potential damages, but does have approximately $6.3 million accrued for legal fees incurred in these matters, including amounts accrued for the advancement of attorneys’ fees and costs incurred for Konstantino. During the three months ended March 31, 2015, the Company incurred $8.0 million of legal fees associated with these matters, including amounts advanced for Mr. Konstantino’s attorneys’ fees and costs. These expenses are included within the “Acquisition transaction and integration costs” line of the consolidated statements of operations and comprehensive loss.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Corporate Integrity Agreement

On April 13, 2015, the Company’s monitor under the Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General notified the Company that the CIA has been successfully completed.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially.  For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2014.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business.  This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014.  We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. To assist the reader in understanding certain terms relating to our business used in this quarterly report, we refer you to the glossary included following Part III of our Annual Report on Form 10-K for the year ended December 31, 2014.

Corporate Overview

We develop, manufacture, market and distribute medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, we acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, we acquired the Stellarex drug-coated balloon assets from Covidien.

Our Vascular Intervention (“VI”) products include a range of laser catheters for ablation of blockages in arteries above and below the knee, AngioSculpt® scoring balloon catheters used in both peripheral and coronary procedures, and the Stellarex drug-coated balloon. We also market support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions. We market aspiration and cardiac laser catheters to treat blockages in the heart. Our Lead Management (“LM”) products include excimer laser sheaths, dilator sheaths, mechanical sheaths and accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent and service our CVX-300® laser systems.

During the three months ended March 31, 2015, our disposable products generated 92% of our revenue, of which VI products accounted for 69% and LM products accounted for 31%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

During the three months ended March 31, 2015, approximately half of our disposable product revenue was from products used with our proprietary CVX-300 excimer laser system. Our laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Acquisition of Stellarex™ Drug Coated Angioplasty Balloon Assets

On January 27, 2015, we completed the acquisition of Covidien’s Stellarex™ over the wire percutaneous transluminal angioplasty balloon catheter with a drug (paclitaxel) coated balloon (“DCB”) assets. We paid $30 million in cash to acquire the DCB assets. In addition, Covidien agreed to retain certain liabilities relating to contingent payments that may become due in connection with regulatory approval and future revenue milestones for the DCB assets.

The Stellarex DCB is being studied in an active Investigational Device Exemption (“IDE”) trial in the United States and internationally. The Stellarex DCB received CE mark to be marketed in the European Union in December 2014, and we launched the product in Europe in late January 2015. It is not approved in the U.S., where it is currently limited to investigational use.

The Stellarex DCB is designed to treat peripheral arterial disease. Stellarex uses EnduraCoat™ technology, a durable, uniform coating designed to prevent drug loss during transit and facilitate controlled, efficient drug delivery to the treatment site.

Stellarex DCB ILLUMENATE

In March 2015, findings from the ILLUMENATE First-in-Human (“FIH”) study were posted in Catheterization and Cardiovascular Interventions, a publication of the Society for Cardiovascular Angiography and Interventions. The ILLUMENATE FIH study was designed to assess the clinical performance of the Stellarex DCB used to restore and maintain blood flow to the arteries of the leg in patients with peripheral arterial disease (“PAD”). This is a prospective, single-arm, multi-center study that enrolled 50 patients. ILLUMENATE FIH data findings include:

•	Primary patency rate at 12 months was 89.5% and 80.3% at 24 months.

•	Freedom from clinically driven target lesion revascularization rate at 12 months was 90.0% and 85.8% at 24 months.

•	There were no amputations or cardiovascular deaths reported through 24 months.

The Stellarex DCB is currently being studied in four active above-the-knee ILLUMENATE clinical trials, which include the ILLUMENATE Pharmacokinetic Study, the ILLUMENATE Pivotal Trial, the ILLUMENATE European Randomized Trial, and the ILLUMENATE Global Registry, which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014.

These five clinical trials will be used to evaluate the safety and effectiveness of the Stellarex DCB and are intended to support U.S. and Canada regulatory approval. We cannot predict the outcome of the active ILLUMENATE clinical trials, and the favorable outcome of the FIH study is not predictive of the outcome of any other trials. There is no assurance that the ongoing trials will support approval, or that any anticipated time frame will be met.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Operating Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three months ended March 31, 2015 and 2014, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. was allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2015		2014
Revenue
United States	$48,600	85%	$31,772	80%
International	8,822	15	7,842	20
Total revenue	$57,422	100%	$39,614	100%

	Three Months Ended March 31,
	2015	2014
Operating loss
United States	$(24,926)	$(5,382)
International	(299)	(136)
Total operating loss	$(25,225)	$(5,518)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended March 31, 2015 and 2014 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

	Three Months Ended March 31,
(Dollars in thousands)	2015	% of revenue (1)	2014	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$36,513	64%	$20,021	51%	$16,492	82%
Lead Management	16,431	29	14,470	37	1,961	14
Total disposable products revenue	52,944	92	34,491	87	18,453	54
Laser, service, and other revenue	4,478	8	5,123	13	(645)	(13)
Total revenue	57,422	100	39,614	100	17,808	45
Gross profit (2)	42,369	74	29,280	74	13,089	45
Operating expenses
Selling, general and administrative	36,942	64	27,740	70	9,202	33
Research, development and other technology	15,261	27	6,087	15	9,174	151
Medical device excise tax	806	1	525	1	281	54
Acquisition transaction and integration costs	10,391	18	271	1	10,120	nm
Intangible asset amortization	3,170	6	137	—	3,033	nm
Contingent consideration expense	1,024	2	38	—	986	nm
Total operating expenses	67,594	118	34,798	88	32,796	94
Operating loss	(25,225)	(44)	(5,518)	(14)	(19,707)	357
Other income (expense)
Interest (expense) income, net	(1,754)	(3)	1	—	(1,755)	nm
Foreign currency transaction (loss) gain	(179)	—	3	—	(182)	nm
Loss before income taxes	(27,158)	(47)	(5,514)	(14)	(21,644)	393
Income tax expense	147	—	147	—	—	—
Net loss	$(27,305)	(48)%	$(5,661)	(14)%	$(21,644)	382%

Worldwide installed base of laser systems	1,309		1,164		145
___________________________________
(1)     Percentage amounts may not add due to rounding.
(2) Includes the impact of $0.3 million of amortization of acquired inventory step-up in the first quarter of 2015.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 45% to $57.4 million for the three months ended March 31, 2015 as compared with $39.6 million for the three months ended March 31, 2014. On a constant currency basis, revenue increased 47% (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure). The increase was primarily due to revenue from AngioSculpt disposable products, which we began selling in the third quarter of 2014, and an increase in VI and LM disposables revenue, partially offset by a small decrease in laser and related service revenue.

VI revenue, which includes revenue from products used in both the peripheral and coronary vascular systems, increased 82% (84% on a constant currency basis) to $36.5 million in the first quarter of 2015 as compared with $20.0 million in the first quarter of 2014, primarily due to $14.0 million of revenue from AngioSculpt products. Other product categories within VI revenue include: peripheral atherectomy, which increased 16%, crossing solutions, which was flat, and coronary atherectomy and thrombus management, which increased 16%, all compared with the three months ended March 31, 2014. The 16% increase in peripheral atherectomy product revenue was primarily related to unit volume increases and product mix, due to higher sales to hospitals in the U.S., but was offset by lower sales in office-based physician clinics, due to ordering patterns. The U.S. AngioSculpt business was negatively impacted by the recent launch of drug-coated balloons by competitors. The increase in coronary atherectomy and thrombus management revenue was primarily due to a 45% increase in worldwide sales of our ELCA® coronary atherectomy catheter. In the U.S., this increase was primarily due to a significant increase in outpatient hospital reimbursement on all coronary interventions, which was effective January 1, 2015, as well as additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products.

LM revenue increased 14% (16% on a constant currency basis) to $16.4 million for the three months ended March 31, 2015 as compared with $14.5 million for the three months ended March 31, 2014. The growth was primarily due to increased units sold as a result of higher lead extraction procedural volumes, including those using our new TightRail™ and SightRail™ mechanical lead extraction products.

Laser, service and other revenue decreased 13% (10% on a constant currency basis), to $4.5 million in the first quarter of 2015 as compared with $5.1 million in the first quarter of 2014. Equipment sales revenue, which is included in laser equipment revenue, decreased 44% in the three months ended March 31, 2015 as compared with the three months ended March 31, 2014. Rental revenue decreased 23% in the three months ended March 31, 2015 as compared with the three months ended March 31, 2014, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by these customers.

We placed a record 54 laser systems with new customers during the three months ended March 31, 2015 compared with 37 laser systems during the three months ended March 31, 2014. The new placements this quarter brought our worldwide installed base of laser systems to 1,309 (953 in the U.S.) as of March 31, 2015, compared to 1,164 (843 in the U.S.) as of March 31, 2014.

Geographically, U.S. revenue was $48.6 million for the three months ended March 31, 2015, an increase of 53% from the three months ended March 31, 2014, primarily due to an increase in VI revenue, including AngioSculpt revenue, and, to a lesser extent, an increase in LM revenue, offset by a small decline in laser, service and other revenue.  International revenue was $8.8 million for the three months ended March 31, 2015, an increase of 12% from the three months ended March 31, 2014, and an increase of 24% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Europe and Japan, including $1.6 million of AngioSculpt revenue, and to a lesser extent, an increase in LM revenue, primarily in Japan.

Gross margin percentage for the first quarter of 2015 was 73.8% as compared with 73.9% for the first quarter of 2014. Excluding the amortization of the acquired inventory step-up adjustment of $0.3 million, gross margin percentage was 74.2% in the first quarter of 2015 (see the “Non-GAAP Financial Measures” section below for a reconciliation of non-GAAP gross margin percentage). The year-over-year increase (excluding amortization of the acquired inventory step-up) was primarily due to product mix, with a higher percentage of higher margin disposables products than laser systems revenue in the first quarter of 2015 as compared with the first quarter of 2014. In addition, higher production volumes and improved manufacturing

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

efficiencies in the first quarter of 2015 as compared with the first quarter of 2014 resulted in lower unit costs for our disposable products, and favorable pricing on certain disposable products positively impacted our average selling price in the first quarter of 2015. These increases were partially offset by the addition of the AngioScore products revenue, which carries a slightly lower gross margin percentage than our other disposable products, as well as slightly lower gross margin percentage on laser rental revenue.

Operating expenses

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 33% to $36.9 million for the three months ended March 31, 2015 compared with $27.7 million for the three months ended March 31, 2014.  SG&A expenses represented 64% of revenue in the first quarter of 2015 compared with 70% of revenue in the first quarter of 2014. This decrease reflects improving sales productivity and synergies from the AngioScore acquisition.

Within SG&A, marketing and selling expenses increased approximately $6.0 million for the three months ended March 31, 2015, or 29%, compared with the three months ended March 31, 2014, primarily due to the AngioScore acquisition and the expansion of our field sales teams in early 2014, both in the U.S. and Europe.

Also within SG&A, general and administrative expenses increased $3.2 million for the three months ended March 31, 2015, or 48%, compared with the three months ended March 31, 2014, as a result of increased personnel expenses, primarily due to the AngioScore acquisition, an increase in stock-based compensation expense due to our organizational growth and the performance-based equity plan implemented in June 2014, and an increase in professional fees and insurance expense.

Research, development and other technology. Research, development and other technology expenses of $15.3 million for the three months ended March 31, 2015 increased $9.2 million, or 151%, compared with the three months ended March 31, 2014. As a percentage of revenue, research, development and other technology expenses increased to 27% in the first quarter of 2015 from 15% in the first quarter of 2014. Costs associated with the Stellarex DCB research, development and clinical studies totaled $6.7 million for the the two month period subsequent to the acquisition, or 73% of the increase.

Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Increases in these costs resulted from:

•
Product development costs increased by approximately $4.0 million for the first quarter of 2015 compared with the first quarter of 2014 due to increased new product development personnel costs and an increase in project spending primarily related to the Stellarex DCB and the Drug-Coated AngioSculpt project;

•
Clinical studies costs increased by approximately $5.0 million for the first quarter of 2015 compared with the first quarter of 2014, primarily related to the Stellarex DCB ILLUMENATE clinical trials; and

•	Royalty costs increased by approximately $0.1 million for the first quarter of 2015 compared with the first quarter of 2014, due to increased revenue.

Medical device excise tax. We incurred $0.8 million of expense attributed to the medical device excise tax during the three months ended March 31, 2015, compared with $0.5 million during the three months ended March 31, 2014. The increase in the medical device excise tax was due to increased revenue, including revenue from the AngioScore products, in the three months ended March 31, 2015.

Acquisition transaction and integration costs. We incurred $10.4 million of costs related to the AngioScore and Stellarex acquisitions in the three months ended March 31, 2015. Of this amount, $8.0 million comprised legal fees associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff, including amounts advanced for Mr. Konstantino’s attorneys’ fees and costs, further described in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this report. We also incurred $0.4 million of severance, retention and consulting costs for the

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

ongoing integration of AngioScore, which is nearly complete. Stellarex acquisition costs of $1.9 million primarily included legal and banking fees related to the closing of the acquisition and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. We expect integration costs to continue through 2015 as we integrate the operations of Stellarex.

In the three months ended March 31, 2014, we incurred $0.3 million of costs related to the AngioScore acquisition, primarily consisting of legal costs, including intellectual property research.

Intangible asset amortization. As part of the acquisitions of AngioScore, Stellarex and Upstream Peripheral Technologies Ltd. (“Upstream”) in current and prior periods, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $3.2 million of amortization expense related to these intangible assets for the three months ended March 31, 2015, compared with $0.1 million for the three months ended March 31, 2014. The increase was due to the intangible assets acquired as part of the AngioScore and Stellarex acquisitions. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Contingent consideration expense. For the three months ended March 31, 2015 and March 31, 2014, we recorded $1.0 million and $38,000 of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year increase in the expense was due to the higher contingent consideration liability incurred as part of the AngioScore acquisition.

Other income (expense)

Interest expense. Interest expense was $1.8 million for the three months ended March 31, 2015 compared with interest income of $1,000 for the three months ended March 31, 2014. The year-over-year increase was related to the convertible notes issued in June 2014, including amortization of debt issuance costs.

Foreign currency transaction loss. The foreign currency transaction loss of $0.2 million for the three months ended March 31, 2015 resulted from the settlement in dollars of intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and sales to customers in euros, due to a weakening of the euro in the first quarter of 2015.

Loss before income taxes

Pre-tax loss for the three months ended March 31, 2015 was $27.2 million, compared with a pre-tax loss of $5.5 million for the three months ended March 31, 2014.

Income taxes

We maintain a valuation allowance against a portion of our deferred tax assets that we do not consider to meet the more-likely-than-not criteria for recognition.  Given our continuing tax losses, we do not expect to incur current U.S. federal tax expense or benefit against our pretax income during the year ending December 31, 2015. We do, however, expect to incur current state and foreign tax expense during 2015. In addition, we expect to incur deferred U.S. federal and state tax expense in 2015, primarily representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

We recorded income tax expense of $0.1 million for the three months ended March 31, 2015, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Net loss
As a result of the items discussed above, we recorded a net loss for the three months ended March 31, 2015 of $27.3 million, or $0.65 per share, compared with a net loss of $5.7 million, or $0.14 per share, for the three months ended March 31, 2014.

Non-GAAP net loss

As a result of the items discussed above, non-GAAP net loss was $12.5 million, or $0.30 per share, for the three months ended March 31, 2015 compared with a non-GAAP net loss of $5.2 million, or $0.13 per share, for the three months ended March 31, 2014. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The functional currency of our foreign operations generally is the applicable local currency. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations and comprehensive loss using weighted average exchange rates during the period.  The fluctuation in currency rates during the three months ended March 31, 2015 as compared with the three months ended March 31, 2014 caused a decrease in consolidated revenue of approximately $0.9 million and a decrease in consolidated net income of approximately $0.4 million.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $43.6 million, a decrease of $51.9 million from $95.5 million at December 31, 2014. A significant use of cash was the $30 million payment for the acquisition of the Stellarex DCB assets in January 2015. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Our future liquidity requirements will be influenced by numerous factors. We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity, which may include borrowings under our revolving line of credit with Wells Fargo Bank described below or other credit or financing arrangements, will be sufficient to meet our liquidity requirements for at least the next 12 months based on our expected level of operations. In addition, our capital and research and product development expenditures are largely discretionary and within our control.

We may need or seek additional funding in the future. If we require additional working capital to fund operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo Bank described below. We also may enter into credit or financing arrangements with one or more independent institutional lenders or sell additional shares of our common stock or other equity or debt securities. We have an effective automatic shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, and our ability to issue debt securities is limited by certain covenants in our credit agreement. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the three months ended March 31, 2015, cash used in operating activities totaled $22.5 million compared to cash used in operating activities of $8.4 million for the three months ended March 31, 2014.  The increase in the use of cash from operations was primarily due to the increased net loss for the three months ended March 31, 2015. The primary sources and uses of cash were:

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

(1)
Our net loss of $27.3 million included approximately $10.9 million of non-cash expenses. Non-cash expenses primarily included $6.1 million of depreciation and amortization; $3.2 million of stock-based compensation; and $1.0 million of contingent consideration expense.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $6.0 million was primarily due to:

•	An increase in equipment held for rental or loan of $3.7 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	A decrease in accounts payable and accrued liabilities of $1.6 million, primarily due to the payment of liabilities accrued in 2014 for annual bonuses and fourth quarter commissions;

•	An increase in prepaid expenses and other current and non-current assets of $1.4 million, primarily due to prepayments for trade shows, conventions, and simulator training programs; and

•	An increase in inventory of approximately $1.2 million, primarily due to increased sales demand and higher disposables and laser production.

•	These uses of cash were partially offset by a decrease in accounts receivable of approximately $1.7 million, primarily due to cash collections from higher sales in the prior quarter.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter. The increase in days sales outstanding for the three months ended March 31, 2015 was primarily due to an increase in the impact of granting extended terms, generally no more than 90 days, to certain office-based physician clinics, which are longer than our typical 30 day terms. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The decrease in inventory turns for the three months ended March 31, 2015 was primarily due to an increase in finished goods based on anticipated higher revenue in the first quarter of 2015 and the acquired Stellarex inventory.

	March 31, 2015	December 31, 2014
Days Sales Outstanding	61	59
Inventory Turns	2.1	2.5

Investing Activities. For the three months ended March 31, 2015, cash used by investing activities was $31.8 million, consisting of the payment for the Stellarex acquisition of $30.0 million, and capital expenditures of $1.8 million. This compared with cash used by investing activities of $1.6 million in the three months ended March 31, 2014, consisting entirely of capital expenditures.  The capital expenditures for the three months ended March 31, 2015 and March 31, 2014 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for both the three months ended March 31, 2015 and 2014 was $2.5 million, consisting of the exercise of stock options and sales of common stock under our employee stock purchase plan in both periods. In the three months ended March 31, 2015, we paid $0.1 million in contingent consideration payments.

At March 31, 2015, we had no significant capital lease obligations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Future Investments and Contingent Consideration Related to Acquisitions

As planned, the Stellarex acquisition will require substantial investments, primarily within research, development and clinical trials. We are in the early stages of integration, and as integration proceeds, the amount of these investments may change. We currently anticipate a net loss from the Stellarex acquisition of approximately $44.0 million for the year ending December 31, 2015, of which $9.4 million was incurred in the three months ended March 31, 2015.

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

Convertible Senior Notes

On June 3, 2014, we closed the sale of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “Notes”). Net proceeds from the sale of the Notes were used for the AngioScore acquisition. The Notes bear interest at a rate of 2.625% per annum. We pay interest on the Notes on June 1 and December 1 of each year, beginning December 1, 2014. The Notes will mature on June 1, 2034 (“maturity date”), unless earlier repurchased, redeemed or converted.

Holders may convert their Notes into shares of our common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

The initial conversion rate is 31.9020 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $31.35 per share of our common stock). The conversion price is subject to adjustment in some events, but will not be adjusted for accrued interest. In addition, if a fundamental change occurs or we deliver a redemption notice, in certain circumstances we will increase the conversion rate for a holder that elects to convert its Notes in connection with such fundamental change or redemption notice, as the case may be.

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

Line of Credit

In February 2011, we entered into a Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), acting through its Wells Fargo Capital Finance operating division, for a three-year $15.0 million revolving line of credit. In February 2014, we renewed the line of credit for an additional three-year term under substantially the same terms. In May 2014, we amended the Credit Agreement to permit us to consummate the AngioScore acquisition, issue the Notes, and amend our certificate of incorporation to increase our authorized shares of common stock. Under the Credit Agreement, we may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow us to borrow, subject to specified reserves, up to 85% of eligible domestic accounts receivable, defined as receivables aged less than 90 days from the invoice date with specific exclusions for contra-accounts, concentrations, and other accounts otherwise deemed ineligible by Wells Fargo Capital Finance.  Borrowings under the revolving line bear interest at a variable rate equal to the lesser of the Wells Fargo prime rate plus 0.25% or the daily three month LIBOR plus 3.25%.  The margins on the base interest rates are subject to reduction if we achieve certain annual net income levels. Accrued interest on any outstanding balance under the revolving line is payable monthly in arrears. Our borrowing base, which represents the amount we can borrow under the revolving line of credit, was $14.3 million as of March 31, 2015.

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
As of the date of this report, we had no events of default and no borrowings under the revolving line of credit, and there were no borrowings under the revolving line of credit during the three months ended March 31, 2015.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	March 31, 2015			March 31, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$48,600	$—	$48,600	$31,772	53%	53%
International	8,822	917	9,739	7,842	12%	24%
Total revenue	$57,422	$917	$58,339	$39,614	45%	47%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	March 31, 2015			March 31, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$36,513	$363	$36,876	$20,021	82%	84%
Lead Management	16,431	402	16,833	14,470	14%	16%
Laser System, Service & Other	4,478	152	4,630	5,123	(13)%	(10)%
Total revenue	$57,422	$917	$58,339	$39,614	45%	47%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of gross margin to non-GAAP gross margin excluding amortization of acquired inventory step-up (in thousands, except percentages) (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Gross profit, as reported	$42,369	$29,280
Amortization of acquired inventory step-up (1)	251	—
Adjusted gross profit, excluding amortization of inventory step-up	$42,620	$29,280

Gross margin percentage, as reported	74%	74%
Non-GAAP gross margin percentage, excluding amortization of inventory step-up	74%	74%

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss, as reported	$(27,305)	$(5,661)
Acquisition transaction and integration costs (2)	10,391	271
Amortization of acquired inventory step-up (1)	251	—
Acquisition-related intangible asset amortization (3)	3,170	137
Contingent consideration expense (4)	1,024	38
Non-GAAP net loss	$(12,469)	$(5,215)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss per share, as reported	$(0.65)	$(0.14)
Acquisition transaction and integration costs (2)	0.25	0.01
Amortization of acquired inventory step-up (1)	0.01	—
Acquisition-related intangible asset amortization (3)	0.08	—
Contingent consideration expense (4)	0.02	—
Non-GAAP net loss per share (5)	$(0.30)	$(0.13)

__________________

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

1)	Amortization of acquired inventory step-up relates to the inventory acquired in the AngioScore acquisition.

2)
Acquisition transaction and integration costs primarily relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $8.0 million during the first quarter of 2015 for legal fees associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff.

3)	Acquisition-related intangible asset amortization relates primarily to intangible assets acquired in the AngioScore acquisition in June 2014 and the Stellarex acquisition in January 2015.

4)
Contingent consideration expense represents the accretion of the estimated contingent consideration liability related to future amounts payable to former AngioScore stockholders primarily based on sales of the AngioScore products and achievement of product development milestones.

5)	Per share amounts may not add due to rounding.

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

Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for our financial results prepared in accordance with GAAP. Some limitations associated with using these non-GAAP financial measures are provided below:

•	Management exercises judgment in determining which types of charges or other items should be excluded from the non-GAAP financial measures used.

•	Amortization expense, while not requiring cash settlement, is an ongoing and recurring expense and has a material impact on GAAP net income and reflects costs to us not reflected in Non-GAAP net loss.

•
Items such as the acquisition transaction and integration costs, litigation costs, and contingent consideration expense excluded from Non-GAAP net loss can have a material impact on cash flows and GAAP net income or loss and reflect economic costs to us not reflected in Non-GAAP net loss.

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

Our critical accounting policies and estimates are included in our 2014 Annual Report on Form 10-K.  During the three months ended March 31, 2015, there were no significant changes to our critical accounting policies and estimates.

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

Our reporting currency is the U.S. dollar and our exposure to foreign currency risk is primarily related to sales of our products in Europe, which are denominated primarily in the euro and translated into U.S. dollars.  Changes in the exchange rate between the euro and the U.S. dollar could positively or adversely affect our revenue and net (loss) income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The fluctuation in currency rates during the three months ended March 31, 2015 as compared with the three months ended March 31, 2014 caused a decrease of approximately $0.9 million in consolidated revenue and a decrease of approximately $0.4 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of March 31, 2015, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the three months ended March 31, 2015 of approximately $0.5 million, and a 20% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the three months ended March 31, 2015 of approximately $1.1 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2015.

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

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

10.1
Severance Agreement, dated January 6, 2015, by and between the Company and Scott Drake.  Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.2
Form of Severance Agreement, dated January 6, 2015, by and between the Company and each of Guy A. Childs and Shahriar Matin.  Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.3	Form of Severance Agreement for Certain Officers of the Company. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.4
Product Supply Agreement, dated January 27, 2015, by and between the Company and Covidien LP.  Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.5
Transition Services Agreement, dated January 27, 2015, by and between the Company and Covidien LP.  Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

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

The Spectranetics Corporation
(Registrant)

May 8, 2015	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

May 8, 2015	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer