Form 10-Q
period 2015-06-30
SPECTRANETICS CORP
filed 2015-07-30
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

June 30, 2015

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

As of July 23, 2015, there were 42,498,112 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$49,255	$95,505
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,744 and $1,615, respectively	39,954	41,090
Inventories, net	27,769	25,446
Deferred income taxes	2,200	2,200
Prepaid expenses and other current assets	6,606	8,093
Total current assets	125,784	172,334
Property and equipment, net	42,551	33,819
Debt issuance costs, net	6,422	6,912
Goodwill	152,817	149,898
Other intangible assets, net	119,445	102,616
Other assets	1,958	1,371
Total assets	$448,977	$466,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$18,542	$—
Accounts payable	7,576	4,397
Accrued liabilities	36,925	35,052
Deferred revenue	1,534	1,894
Total current liabilities	64,577	41,343
Convertible senior notes	230,000	230,000
Accrued liabilities, net of current portion	1,532	1,222
Contingent consideration	12,771	28,551
Deferred income taxes	3,875	3,677
Total liabilities	312,755	304,793
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 42,453,870 and 42,060,865 shares, respectively	42	42
Additional paid-in capital	307,589	298,526
Accumulated other comprehensive loss	(1,757)	(1,280)
Accumulated deficit	(169,652)	(135,131)
Total stockholders’ equity	136,222	162,157
Total liabilities and stockholders’ equity	$448,977	$466,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$61,677	$43,555	$119,099	$83,169
Cost of products sold	15,914	10,506	30,716	20,840
Amortization of acquired inventory step-up	—	—	251	—
Gross profit	45,763	33,049	88,132	62,329
Operating expenses:
Selling, general and administrative	35,562	28,452	72,504	56,192
Research, development and other technology	16,660	5,704	31,921	11,791
Medical device excise tax	821	588	1,627	1,113
Acquisition transaction, integration and other costs	11,106	3,958	21,497	4,229
Intangible asset amortization	3,612	136	6,782	273
Contingent consideration expense	1,060	40	2,084	78
Change in fair value of contingent consideration liability	(17,800)	—	(17,800)	—
Total operating expenses	51,021	38,878	118,615	73,676
Operating loss	(5,258)	(5,829)	(30,483)	(11,347)
Other income (expense):
Interest expense	(1,768)	(489)	(3,522)	(488)
Foreign currency transaction (loss) gain	(70)	(1)	(249)	2
Total other expense	(1,838)	(490)	(3,771)	(486)
Loss before income taxes	(7,096)	(6,319)	(34,254)	(11,833)
Income tax expense (benefit)	120	(1,020)	267	(873)
Net loss	$(7,216)	$(5,299)	$(34,521)	$(10,960)

Net loss per share —
Basic and diluted	$(0.17)	$(0.13)	$(0.82)	$(0.26)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	435	(75)	(477)	(62)
Comprehensive loss, net of tax	$(6,781)	$(5,374)	$(34,998)	$(11,022)

Weighted average common shares outstanding —
Basic and diluted	42,389,122	41,603,343	42,273,128	41,479,326

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(34,521)	$(10,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,959	5,205
Stock-based compensation expense	5,974	2,628
Amortization of debt issuance costs	490	—
Provision for excess and obsolete inventories	481	350
Contingent consideration expense	2,084	78
Change in fair value of contingent consideration liability	(17,800)	—
Deferred income taxes	223	(1,072)
Net change in operating assets and liabilities	(2,433)	(5,699)
Net cash used in operating activities	(32,543)	(9,470)
Cash flows from investing activities:
Capital expenditures	(5,088)	(2,914)
Payments for acquisitions	(30,000)	(234,306)
Net cash used in investing activities	(35,088)	(237,220)
Cash flows from financing activities:
Proceeds from line of credit	20,000	—
Payments on line of credit	(1,458)	—
Proceeds from issuance of convertible senior notes	—	230,000
Debt issuance costs, convertible senior notes	—	(7,452)
Proceeds from the exercise of stock options and employee stock purchase plan	3,088	2,774
Payment of contingent consideration	(143)	—
Net cash provided by financing activities	21,487	225,322
Effect of exchange rate changes on cash	(106)	—
Net decrease in cash and cash equivalents	(46,250)	(21,368)
Cash and cash equivalents at beginning of period	95,505	128,395
Cash and cash equivalents at end of period	$49,255	$107,027
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,038	$23
Cash paid for income taxes	$288	$276

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The new guidance will be applied retrospectively to each prior period presented. Adoption of ASU 2015-03 will change the presentation of debt issuance costs on the Company’s consolidated balance sheets by eliminating the debt issuance costs asset and reducing the liability of the Company’s convertible senior notes by the amount of net debt issuance costs. The Company plans to adopt ASU 2015-03 in the first quarter of the year ending December 31, 2016.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In July 2015, the FASB agreed to a one year deferral of ASU 2014-09, which now would be effective for the Company in the first quarter of the year ending December 31, 2018. The FASB permits all entities to adopt the standard one year earlier, as of the original effective date. The Company is in the process of determining the method and date of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position, and consolidated financial statements.

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

Under the terms of the Stellarex Purchase Agreement, the Company paid Covidien $30 million in cash and Covidien retained certain liabilities relating to the DCB Assets.

The Company accounted for the Stellarex Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Acquisition Date. The following table summarizes the preliminary allocation of assets acquired (in thousands):

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Allocation of purchase price	Amortization period (in years)
Inventories	$1,337
Property and equipment, net	2,500
Total tangible assets acquired	3,837
Less: deferred rent liability assumed	293
Net tangible assets acquired	$3,544

Intangible assets:
In-process research and development (“IPR&D”)	13,680
Technology	9,000	12
Trademark and trade names	400	12
Transition services agreement	530	0.5
Goodwill	2,846
Total purchase price	$30,000

The accounting for the acquisition is preliminary due to the ongoing analysis and completion of valuation of the tangible and intangible assets acquired, primarily related to the fixed assets acquired. Upon completion of this analysis, the Company may record adjustments to the estimated amounts recorded as further information about conditions existing at the Acquisition Date becomes available. The final fair value determinations may be different than those reflected in the Company’s condensed consolidated financial statements at June 30, 2015.

The Company determined the fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin, or in the case of inventory expected to be consumed in clinical studies, on replacement cost, which was determined to approximate fair value.

The IPR&D asset, which is accounted for as an indefinite-lived intangible asset until completion or abandonment of the project, represents an estimate of the fair value of in-process technology related to the Stellarex products that are currently the subject of clinical studies in advance of their potential introduction to the U.S. market, as well as the below the knee applications of the Stellarex technology, which are also currently in development. The estimated fair value was determined using the income approach.

The estimated fair value of the technology intangible asset, which relates to products that have already received clearance to be made commercially available in the European market, was also determined using the income approach.

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

The transition services agreement (“TSA”) was valued based on the estimated fair value of services provided to the Company under the agreement. During the three months ended June 30, 2015, the Company adjusted the fair value of the TSA from $0.3 million to $0.5 million, which resulted in a slight decrease in the fair value of the technology intangible asset and goodwill. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy based on management’s estimates and assumptions.

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

The assets and liabilities assumed in the Stellarex Acquisition were included in the Company’s condensed consolidated balance sheet as of January 27, 2015. Beginning on January 27, 2015, incremental revenue, costs of revenue and operating expenses related to the DCB Assets have been included in the Company’s condensed consolidated financial statements in the Company’s U.S. Medical and International Medical reportable operating segments.

Revenue from Stellarex products from January 27 through June 30, 2015 was immaterial and is included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015. Losses attributable to Stellarex from January 27 through June 30, 2015 were $21.7 million and primarily included research and development and clinical trial costs, included within the “Research, development and other technology” line of the condensed consolidated statements of operations and comprehensive loss. Acquisition and integration expenses related to the Stellarex Acquisition were $2.0 million and $3.9 million for the three and six months ended June 30, 2015, respectively, and primarily included investment banking fees and integration costs. These costs are included within the “Acquisition transaction, integration and other costs” line of the condensed consolidated statements of operations and comprehensive loss.

AngioScore Acquisition

On June 30, 2014, the Company completed its acquisition of AngioScore Inc. At the date of acquisition, the Company recorded total contingent consideration liabilities of $25.9 million. The fair value of contingent consideration liabilities was determined using a probability-weighted approach to estimate the achievement of the future revenue and regulatory approval milestones and discount rates ranging from 9% to 19%. The selection of the discount rates reflects the inherent risks related to achieving the respective milestones. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy, based on management’s estimates and assumptions.

During the three months ended June 30, 2015, the Company remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by $17.8 million. This reduction was the result of a decrease in future revenue estimates for the AngioSculpt products. The Company also evaluated the intangible assets acquired for impairment and determined that the undiscounted cash flows of the intangible assets exceeded their carrying amounts. Therefore, no impairment of these intangible assets has occurred.

During the six months ended June 30, 2015, the Company recorded $0.3 million of amortization of the acquired inventory step-up, reflected as “Amortization of acquired inventory step-up” in the condensed consolidated statements of operations and comprehensive loss, increasing cost of products sold.

Expenses related to the acquisition of AngioScore and the subsequent integration of its operations were $9.1 million and $17.6 million for the three and six months ended June 30, 2015, respectively, and primarily included legal fees, including legal fees and costs advanced, associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff. See Note 10, “Commitments and Contingencies.” These expenses also included severance, retention, and other integration costs. These expenses are included within the “Acquisition transaction, integration and other costs” line of the condensed consolidated statements of operations and comprehensive loss.

Revenue from the AngioScore products during the three and six months ended June 30, 2015 was $14.2 million and $28.3 million, respectively, and was included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2015. The Company is unable to identify earnings attributable to AngioScore for the three and six months ended June 30, 2015 because the operations of AngioScore have been integrated into the Company’s operations.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net loss and net loss per share for the three and six months ended June 30, 2014 have been adjusted from the Quarterly Report on Form 10-Q for the period ended June 30, 2014 to reflect adjustments made during the measurement period to provisional amounts recognized for the AngioScore acquisition at the acquisition date. The Company recorded a deferred tax benefit of $1.3 million related to a partial release of a valuation allowance related to the AngioScore acquisition. See Note 9, “Income Taxes.”

Unaudited Supplemental Pro Forma Financial Information

The table below provides certain pro forma financial information for the Company as if the Stellarex and AngioScore acquisitions had been consummated as of January 1, 2014. Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. The Company also included direct acquisition transaction costs incurred in the results of the three and six months ended June 30, 2014. The pro forma information does not necessarily reflect the actual results of operations had the acquisitions been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue	$61,677	$60,089	$119,099	$113,573
Net loss	(5,319)	(33,326)	(34,330)	(62,059)
Net loss per share	$(0.13)	$(0.80)	$(0.81)	$(1.50)

NOTE 3 — DEBT

Convertible Notes

On June 3, 2014, the Company closed the sale of $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “Notes”) pursuant to an underwriting agreement dated May 28, 2014. Interest is paid semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2014. The Notes mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes without any such condition.

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

Line of Credit

On June 26, 2015, the Company entered into a Third Amendment to Credit and Security Agreement (the “Third Amendment”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), effective as of June 26, 2015, for a four-year term. The Third Amendment amends the Credit and Security Agreement, dated February 25, 2011, between the Company and Wells Fargo, as amended (the “Credit Agreement”).

The Third Amendment, among other things, (i) increases the maximum availability under the revolving line of credit from $15 million to $65 million, subject to limits imposed by the borrowing base, and adds a $15 million uncommitted accordion feature, (ii) lowers the interest rate from 3-month LIBOR plus 2.75%-3.25% (based on net income) to 3-month LIBOR plus 2.00%-2.50% (based on liquidity), (iii) expands the borrowing base to include certain foreign accounts, equipment and real property, in addition to accounts receivable and inventory, and (iv) as the sole financial covenant, requires that the Company maintain minimum liquidity of $25 million. Except to the extent specifically amended by the Third Amendment, the Credit Agreement remains in full force and effect.

Under the terms of the Credit Agreement, as amended, the Company may borrow under the revolving line of credit subject to borrowing base limitations.  These limitations allow the Company to borrow based on the value of eligible accounts receivable, inventory, equipment and real property. The borrowing base was $29.9 million based on the Company’s accounts receivable and inventory balances as of June 30, 2015.

The revolving line of credit is secured by a first priority security interest in substantially all of the Company’s assets. The Company is required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line of credit.

The Credit Agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreement may be accelerated. The Company had no events of default as of June 30, 2015.

The line of credit had an outstanding balance of $18.5 million as of June 30, 2015.

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$10,146	$9,012
Work in process	3,193	3,745
Finished goods	14,430	12,689
	$27,769	$25,446

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On January 27, 2015, the Company acquired approximately $1.3 million of inventories as part of the Stellarex acquisition. See Note 2, “Business Combinations,” for further discussion.

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Equipment held for rental or loan	$53,418	$47,313
Manufacturing equipment and computers	36,060	29,692
Leasehold improvements	7,350	6,730
Furniture and fixtures	3,756	3,473
Building and improvements	1,306	1,288
Land	270	270
Less: accumulated depreciation	(59,609)	(54,947)
	$42,551	$33,819

On January 27, 2015, the Company acquired approximately $2.5 million of property and equipment, net, as part of the Stellarex acquisition. See Note 2, “Business Combinations,” for further discussion.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued payroll and employee-related expenses	$16,947	$21,483
Accrued legal costs	6,571	4,793
Accrued clinical study expense	4,709	1,358
Deferred rent	1,508	1,214
Accrued sales, income, and excise taxes	1,344	1,847
Accrued royalties	909	841
Accrued interest on convertible notes	506	503
Contingent consideration, current portion	65	143
Other accrued expenses	5,898	4,092
Less: long-term portion	(1,532)	(1,222)
Accrued liabilities: current portion	$36,925	$35,052

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2015 was as follows (in thousands). The goodwill was allocated to the reporting units based on a percentage of estimated future revenues.

	U.S. Medical	International Medical	Total
Balance as of December 31, 2014	$128,361	$21,537	$149,898
Additional goodwill related to Stellarex Acquisition (Note 2)	2,135	711	2,846
Other	65	8	73
Balance as of June 30, 2015	$130,561	$22,256	$152,817

Acquired intangible assets consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Acquired as part of AngioScore acquisition (Note 2):
Technology	$73,510	$73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	3,750	3,750
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Stellarex Acquisition (Note 2):
In-process research and development	13,680	—
Technology	9,000	—
Trademark and trade names	400	—
Transition services agreement	530	—
Acquired as part of Upstream acquisition (1)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(14,547)	(7,766)
	$119,445	$102,616
___________________

(1)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies, Ltd. (“Upstream”). As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

See further discussion of the additional goodwill and intangible assets acquired as part of the Stellarex acquisition during the six months ended June 30, 2015 in Note 2, “Business Combinations.”

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In conjunction with the reduction of the contingent consideration liability related to the AngioScore acquisition (see Note 2), the Company also evaluated the intangible assets acquired for impairment and determined that the undiscounted cash flows of the intangible assets exceeded their carrying amounts. Therefore, no impairment of these intangible assets has occurred. There have been no events or circumstances since the last analysis as of December 31, 2014 to indicate that the amount of goodwill may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, performance stock units (“PSUs”) and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair value at the date of grant. Options granted through June 30, 2015 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years.

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

At June 30, 2015, there were 2.5 million shares available for future issuance under the Company’s equity plans, assuming issuance of PSUs at target performance, and 1.8 million shares available for future issuance, assuming issuance of PSUs at the 250% maximum performance.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $2.8 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $6.0 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively.  This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards, (2) restricted stock awards issued to the Company’s directors, (3) restricted stock units and PSUs issued to certain of the Company’s officers, and (4) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

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

The following is a summary of the assumptions used for the stock options granted during the three and six months ended June 30, 2015 and 2014, respectively, using the Black-Scholes pricing model:

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected life (years)	5.71	5.76	5.71	5.76
Risk-free interest rate	1.63%	1.62%	1.61%	1.63%
Expected volatility	42.07%	63.68%	42.10%	63.70%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended June 30, 2015 and 2014 was $10.97 and $13.42, respectively, and during the six months ended June 30, 2015 and 2014 was $11.19 and $13.64, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	2,698,911	$11.88
Granted	292,752	27.08
Exercised	(295,557)	6.40
Canceled	(44,020)	21.36
Options outstanding at June 30, 2015	2,652,086	$14.01	6.89	$25,359,247
Options exercisable at June 30, 2015	1,611,595	$9.83	5.82	$21,296,819

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $23.01 as of June 30, 2015, which would have been received by the option holders if all option holders exercised their options as of that date. In-the-money options exercisable as of June 30, 2015 totaled approximately 1.5 million.  The total intrinsic value of options exercised was $7.7 million and $8.2 million during the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2015	26,802	$22.39
Awarded	26,463	27.41
Vested/Released	(26,802)	22.39
Restricted stock awards outstanding at June 30, 2015	26,463	$27.41

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity during the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2015	182,016	$19.35
Awarded	98,169	26.67
Vested/Released	(35,946)	16.44
Restricted stock units outstanding at June 30, 2015	244,239	$22.72

No PSUs were awarded or vested during the six months ended June 30, 2015. The balance of unvested PSUs was 487,158 as of June 30, 2015, with a weighted average grant date fair value of $23.43.

As of June 30, 2015, there was $22.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans, assuming the Company’s current estimate of performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $13.1 million and $36.8 million as of June 30, 2015. This expense is based on an assumed future forfeiture rate of approximately 11.25% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.52 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At June 30, 2015, there were approximately 134,000 shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. The Company recognized compensation expense related to the ESPP of $198,000 and $144,000 for the three months ended June 30, 2015 and 2014, respectively, and $438,000 and $266,000 for the six months ended June 30, 2015 and 2014, respectively.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three and six months ended June 30, 2015 and 2014 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2015 and 2014. Stock options, restricted stock, PSUs, and shares issuable upon the conversion of the Notes outstanding at June 30, 2015 and 2014, which are excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014, are shown in the table below:

	Six Months Ended June 30,
	2015	2014
Options to purchase common stock	2,652,086	2,966,652
Non-vested restricted stock	270,702	238,319
Non-vested PSUs	487,158	487,158
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	10,747,405	11,029,588

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(7,216)	$(5,299)	$(34,521)	$(10,960)
Common shares outstanding:
Historical common shares outstanding at beginning of period	42,283,446	41,535,010	42,034,063	41,208,096
Weighted average common shares issued	105,676	68,333	239,065	271,230
Weighted average common shares outstanding — basic	42,389,122	41,603,343	42,273,128	41,479,326
Effect of dilution — stock options	—	—	—	—
Weighted average common shares outstanding — diluted	42,389,122	41,603,343	42,273,128	41,479,326
Net loss per share — basic and diluted	$(0.17)	$(0.13)	$(0.82)	$(0.26)

NOTE 8 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing disposable products and a proprietary excimer laser system to treat certain vascular and coronary conditions.

Within this line of business, the Company has two operating segments, which were identified on a geographic basis: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer substantially the same products and services but operate in different geographic regions, have different distribution networks, and different regulatory environments. Within U.S. Medical, the Company aggregates its two product lines, Vascular Intervention and Lead Management, based on their similar economic, operational, and regulatory characteristics. The primary performance measure for the operating segments is revenue.

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three and six months ended June 30, 2015 and 2014, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $3.6 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and $6.5 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

International Medical

The International Medical segment has its headquarters in the Netherlands, and serves Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. Products offered by this segment are substantially the same as those offered by U.S. Medical, except that the Stellarex DCB products are available for sale in Europe and certain other international markets but are not yet approved for sale in the U.S. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S.-incurred research, development and other technology expenses, and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
U.S. Medical:
Disposable products	$48,793	$31,744	$94,280	$60,326
Service and other, net of allowance for sales returns	2,564	2,331	5,080	4,567
Equipment sales and rentals	236	779	833	1,733
Subtotal	51,593	34,854	100,193	66,626
International Medical:
Disposable products	9,094	6,866	16,551	12,775
Service and other, net of allowance for sales returns	441	541	918	1,074
Equipment sales and rentals	549	1,294	1,437	2,694
Subtotal	10,084	8,701	18,906	16,543
Total revenue	$61,677	$43,555	$119,099	$83,169

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment operating loss:
U.S. Medical	$(5,174)	$(6,205)	$(30,100)	$(11,587)
International Medical	(84)	376	(383)	240
Total operating loss	$(5,258)	$(5,829)	$(30,483)	$(11,347)

	As of June 30, 2015	As of December 31, 2014

Segment assets:
U.S. Medical	$412,373	$432,151
International Medical	36,604	34,799
Total assets	$448,977	$466,950

For the three and six months ended June 30, 2015 and 2014, no individual customer represented 10% or more of consolidated revenue.  No individual countries, other than the United States, represented at least 10% of consolidated revenue for the three and six months ended June 30, 2015 or 2014.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Revenue
Disposable products revenue:
Vascular intervention	$40,630	$22,496	$77,143	$42,517
Lead management	17,257	16,114	33,688	30,584
Total disposable products revenue	57,887	38,610	110,831	73,101
Service and other, net of allowance for sales returns	3,005	2,872	5,998	5,641
Equipment sales and rentals	785	2,073	2,270	4,427
Total revenue	$61,677	$43,555	$119,099	$83,169

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

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more-likely-than-not that some portion or all of the DTAs will not be realized. The Company’s ability to realize the benefit of its DTAs in future periods will depend on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the Company’s projected future taxable income and tax planning strategies in making this assessment. Since the Company expects to generate losses during the Stellarex development period of 2015 to 2017, it believes that it will not be generating sufficient taxable income to realize DTAs. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its DTAs until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future that would affect the utilization of the Company’s DTAs, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

Included in the $0.9 million income tax benefit for the six months ended June 30, 2014 is a $1.3 million tax benefit from the release of a valuation allowance of the Company’s DTAs. In connection with the acquisition of AngioScore during the three months ended June 30, 2014, deferred tax liabilities (“DTLs”) were established for the book-tax basis differences related to the non-goodwill intangible assets. The DTLs exceeded the acquired DTAs by $1.3 million. The net DTLs from this acquisition created an additional source of taxable income to realize a portion of the Company’s DTAs for which a valuation allowance is no longer needed. Accordingly, the valuation allowance on a portion of the Company’s DTAs was released and resulted in an income tax benefit of $1.3 million.

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

TriReme Patent Infringement and Breach of Fiduciary Duty

In July 2012, AngioScore sued TriReme Medical, Inc. (“TriReme”), Eitan Konstantino (“Konstantino”), Quattro Vascular Pte, Ltd. (“Quattro”), and QT Vascular Ltd. (“QT Vascular”), in the U.S. District Court for the Northern District of California (the “Court”), alleging patent infringement (the “Northern District of California Action”). In this action, AngioScore seeks injunctive relief and damages. The defendants filed counterclaims against AngioScore for unfair competition, interference with business relationships, false advertising, and defamation, and in August 2014, those counterclaims were dismissed. In June 2014, AngioScore amended its complaint (i) to allege that TriReme’s Chief Executive Officer, Konstantino, who is a former founder, officer, and member of the board of directors of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while he served as a member of the AngioScore board of directors, and (ii) to add claims against the other defendants for aiding and abetting that breach.

Trial on the breach of fiduciary duty case began on April 13, 2015 and was completed on April 21, 2015. In July 2015, the Court ruled in favor of AngioScore, finding that Konstantino breached his fiduciary duties to AngioScore, that TriReme and Quattro aided and abetted that breach, and that QT Vascular is liable for the acts of TriReme and Quattro. In its ruling, the Court found that Konstantino breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while serving on the AngioScore board and failing to present that corporate opportunity to AngioScore. Konstantino subsequently launched the product through TriReme, Quattro and QT Vascular. The Court awarded AngioScore $20.034 million against all defendants plus disgorgement from Konstantino of all benefits he accrued from his breach of fiduciary duties, including amounts he received for assigning his intellectual property rights to the Chocolate balloon, a royalty on past and future sales of the Chocolate balloon, and all of his shares and options in QT Vascular. The defendants have indicated publicly their intention to appeal the ruling. AngioScore will seek to recover attorneys’ fees and costs previously advanced under the indemnification agreement between AngioScore and Konstantino (the “AngioScore Indemnification Agreement”) discussed below.

On April 29, 2015, the Court entered an order scheduling trial on the patent infringement claims for September 14, 2015.

TriReme Inventorship

On June 25, 2014, TriReme sued AngioScore in the Court seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleges that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. AngioScore moved to dismiss this litigation on January 29, 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. On March 17, 2015, the Court granted AngioScore’s motion to dismiss this matter. TriReme has appealed the ruling of the Court dismissing the case in AngioScore’s favor.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Konstantino Indemnification and Advancement of Fees

On May 15, 2014, AngioScore sued Konstantino in the Superior Court for the County of Alameda, State of California, seeking a declaratory judgment that AngioScore owes no indemnification obligations to Konstantino under the AngioScore Indemnification Agreement resulting from AngioScore’s claim that Konstantino breached his fiduciary duties to AngioScore while serving as a member of the board of directors of AngioScore (the “Alameda Action”).  In November 2014, the court stayed the Alameda Action pending the outcome of the Northern District of California Action.

On May 21, 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the “Delaware Action”) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to (1) the defense of the breach of fiduciary duty claims asserted against him in the Northern District of California Action; (2) the defense of the Alameda Action; and (3) Konstantino’s pursuit of the Delaware Action for advancement of fees.  On June 4, 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and AngioScore filed a third-party complaint against TriReme, Quattro, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino.  Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, on August 15, 2014, the court granted the motion.  On September 4, 2014, AngioScore filed amended counterclaims and an amended third-party complaint that included additional defendant TriReme Singapore.  The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it fails to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore.  The motion to dismiss has been briefed and oral argument occurred on July 27, 2015. The parties are awaiting the court’s ruling.

The Company cannot at this time determine the likelihood of any outcome and, as of June 30, 2015, has no amounts accrued for potential damages, but does have approximately $6.1 million accrued for legal fees incurred in these matters, including amounts accrued for the advancement of attorneys’ fees and costs. During the six months ended June 30, 2015, the Company incurred $16.4 million of legal fees associated with these matters, including amounts advanced for attorneys’ fees and costs. These expenses are included within the “Acquisition transaction, integration and other costs” line of the condensed consolidated statements of operations and comprehensive loss. AngioScore will seek to recover the attorneys’ fees and costs previously advanced under the AngioScore Indemnification Agreement.

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

Corporate Overview

We develop, manufacture, market and distribute medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, we acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, we acquired the Stellarex™ drug-coated balloon (“DCB”) assets from Covidien.

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

During the six months ended June 30, 2015, our disposable products generated 93% of our revenue, of which VI products accounted for 70% and LM products accounted for 30%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

During the six months ended June 30, 2015, approximately half of our disposable product revenue was from products used with our proprietary CVX-300 excimer laser system. Our laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Acquisition of Stellarex™ Drug Coated Angioplasty Balloon Assets

On January 27, 2015, we completed the acquisition of Covidien’s Stellarex over the wire percutaneous transluminal angioplasty balloon catheter with a drug (paclitaxel) coated balloon assets. We paid $30 million in cash to acquire the DCB assets. In addition, Covidien agreed to retain certain liabilities relating to contingent payments that may become due in connection with regulatory approval and future revenue milestones for the DCB assets.

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

Stellarex DCB ILLUMENATE

On July 29, 2015, we announced we completed enrollment of 300 subjects in the ILLUMENATE Pivotal clinical study, described below. Enrollment is now complete for all five studies in the ILLUMENATE series of clinical studies.

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

In addition to the FIH study, which is now complete, the Stellarex DCB is currently being studied in four active above-the-knee ILLUMENATE clinical trials, which include the ILLUMENATE Pharmacokinetic Study, the ILLUMENATE Pivotal Trial, the ILLUMENATE European Randomized Trial, and the ILLUMENATE Global Registry, which are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Operating Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three and six months ended June 30, 2015 and 2014, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. was allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Revenue
United States	$51,593	84%	$34,854	80%	$100,193	84%	$66,626	80%
International	10,084	16	8,701	20	18,906	16	16,543	20
Total revenue	$61,677	100%	$43,555	100%	$119,099	100%	$83,169	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating loss
United States	$(5,174)	$(6,205)	$(30,100)	$(11,587)
International	(84)	376	(383)	240
Total operating loss	$(5,258)	$(5,829)	$(30,483)	$(11,347)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended June 30, 2015 and 2014 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended June 30,
(Dollars in thousands)	2015	% of revenue (1)	2014	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$40,630	66%	$22,496	52%	$18,134	81%
Lead Management	17,257	28	16,114	37	1,143	7
Total disposable products revenue	57,887	94	38,610	89	19,277	50
Laser, service, and other revenue	3,790	6	4,945	11	(1,155)	(23)
Total revenue	61,677	100	43,555	100	18,122	42
Gross profit	45,763	74	33,049	76	12,714	38
Operating expenses
Selling, general and administrative	35,562	58	28,452	65	7,110	25
Research, development and other technology	16,660	27	5,704	13	10,956	192
Medical device excise tax	821	1	588	1	233	40
Acquisition transaction, integration and other costs	11,106	18	3,958	9	7,148	181
Intangible asset amortization	3,612	6	136	—	3,476	nm
Contingent consideration expense	1,060	2	40	—	1,020	nm
Change in fair value of contingent consideration liability	(17,800)	(29)	—	—	(17,800)	nm
Total operating expenses	51,021	83	38,878	89	12,143	31
Operating loss	(5,258)	(9)	(5,829)	(13)	571	(10)
Other expense
Interest expense	(1,768)	(3)	(489)	(1)	(1,279)	nm
Foreign currency transaction loss	(70)	—	(1)	—	(69)	nm
Loss before income taxes	(7,096)	(12)	(6,319)	(15)	(777)	12
Income tax expense (benefit)	120	—	(1,020)	(2)	1,140	(112)
Net loss	$(7,216)	(12)%	$(5,299)	(12)%	$(1,917)	36%

Worldwide installed base of laser systems	1,347		1,195		152
___________________________________
(1)     Percentage amounts may not add due to rounding.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 42% to $61.7 million for the three months ended June 30, 2015 as compared with $43.6 million for the three months ended June 30, 2014. On a constant currency basis, revenue increased 45% (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure). The increase was primarily due to revenue from AngioSculpt disposable products, which we began selling in the third quarter of 2014 following the acquisition of AngioScore, and an increase in VI and LM disposables revenue, partially offset by a decrease in laser and related service revenue. Excluding AngioSculpt, revenue increased 9% (12% on a constant currency basis).

VI revenue, which includes revenue from products used in both the peripheral and coronary vascular systems, increased 81% (83% on a constant currency basis) to $40.6 million in the second quarter of 2015 as compared with $22.5 million in the second quarter of 2014, primarily due to $14.2 million of revenue from AngioSculpt products. Excluding AngioSculpt, VI revenue increased 17% (19% on a constant currency basis). Other product categories within VI revenue include: peripheral atherectomy, which increased 22%, crossing solutions, which decreased 4%, and coronary atherectomy and thrombus management, which increased 24%, all compared with the three months ended June 30, 2014. The 22% increase in peripheral atherectomy product revenue was primarily related to unit volume increases, specifically in above-the-knee peripheral atherectomy products, which are often used in in-stent restenosis cases, in both hospitals and office-based physician clinics in the U.S. We believe the U.S. AngioSculpt business was negatively impacted by the recent launch of drug-coated balloons by competitors. The increase in coronary atherectomy and thrombus management revenue was primarily due to a 42% increase in worldwide sales of our ELCA® coronary atherectomy catheter. In the U.S., this increase was due to additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products, as well as a significant increase in outpatient hospital reimbursement for coronary interventions, which was effective January 1, 2015.

LM revenue increased 7% (11% on a constant currency basis) to $17.3 million for the three months ended June 30, 2015 as compared with $16.1 million for the three months ended June 30, 2014. The growth was primarily due to mechanical device market penetration, including the conversion of mechanical device accounts from competitors to our TightRail™ mechanical lead extraction products. This growth was offset by a decrease in procedural volumes, which we expect to continue, and we anticipate LM revenue growth will slow in the second half of 2015.

Laser, service and other revenue decreased 23% (21% on a constant currency basis), to $3.8 million in the second quarter of 2015 as compared with $4.9 million in the second quarter of 2014. Equipment sales revenue, which is included in laser equipment revenue, decreased 83% in the three months ended June 30, 2015, primarily due to lower sales of laser systems in Japan as compared with the three months ended June 30, 2014. Rental revenue decreased 34% in the three months ended June 30, 2015 as compared with the three months ended June 30, 2014, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by these customers.

We placed 49 laser systems with new customers during the three months ended June 30, 2015 compared with 46 laser systems during the three months ended June 30, 2014. The new placements this quarter brought our worldwide installed base of laser systems to 1,347 (953 in the U.S.) as of June 30, 2015, compared to 1,195 (843 in the U.S.) as of June 30, 2014.

Geographically, U.S. revenue was $51.6 million for the three months ended June 30, 2015, an increase of 48% from the three months ended June 30, 2014, primarily due to an increase in VI revenue, including AngioSculpt revenue, and, to a lesser extent, an increase in LM revenue, offset by a small decline in laser, service and other revenue.  International revenue was $10.1 million for the three months ended June 30, 2015, an increase of 16% from the three months ended June 30, 2014, and an increase of 32% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Europe, including $1.9 million of AngioSculpt revenue and revenue from the recently launched Stellarex DCB catheters, and to a lesser extent, an increase in LM revenue, primarily in Europe, Japan and Brazil, partially offset by a decrease in laser revenue in Japan.

Gross margin for the second quarter of 2015 was 74.2% as compared with 75.9% for the second quarter of 2014. The year-over-year decrease was primarily due to the dilutive impact of the AngioSculpt and Stellarex products combined with the negative impact of foreign currency translation. AngioSculpt gross margin has improved since the acquisition as a result of

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

implementing productivity initiatives, but is slightly lower than our overall gross margin. We are establishing manufacturing operations for Stellarex. As a result, our gross margin is negative during this start-up phase.  A higher sales mix of disposable products partially offset these factors.

Operating expenses

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses increased 25% to $35.6 million for the three months ended June 30, 2015 compared with $28.5 million for the three months ended June 30, 2014.  SG&A expenses represented 58% of revenue in the second quarter of 2015 compared with 65% of revenue in the second quarter of 2014. This decrease reflects synergies from the AngioScore acquisition.

Within SG&A, marketing and selling expenses increased approximately $4.9 million for the three months ended June 30, 2015, or 22%, compared with the three months ended June 30, 2014, primarily due to the AngioScore acquisition and the expansion of our field sales teams in 2014, both in the U.S. and Europe, and the expansion of our field sales team in Europe in early 2015 to support sales of the Stellarex DCB products.

Also within SG&A, general and administrative expenses increased $2.3 million for the three months ended June 30, 2015, or 37%, compared with the three months ended June 30, 2014, as a result of an increase in stock-based compensation expense due to our organizational growth and the performance-based equity plan implemented in June 2014, increased personnel expenses, primarily due to the AngioScore and Stellarex acquisitions, and an increase in professional fees and insurance expense.

Research, development and other technology. Research, development and other technology expenses of $16.7 million for the three months ended June 30, 2015 increased $11.0 million, or 192%, compared with the three months ended June 30, 2014. As a percentage of revenue, research, development and other technology expenses increased to 27% in the second quarter of 2015 from 13% in the second quarter of 2014. Costs associated with the Stellarex DCB research, development and clinical studies totaled $8.4 million for the three months ended June 30, 2015, or 77% of the increase.

Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Increases in these costs resulted from:

•
Product development costs increased by approximately $5.8 million for the second quarter of 2015 compared with the second quarter of 2014 due to increased new product development personnel costs and an increase in project spending primarily related to the Stellarex DCB and Drug-Coated AngioSculpt projects;

•
Clinical studies costs increased by approximately $4.9 million for the second quarter of 2015 compared with the second quarter of 2014, primarily related to the Stellarex DCB ILLUMENATE clinical trials; and

•	Royalty costs increased by approximately $0.3 million for the second quarter of 2015 compared with the second quarter of 2014, due to increased revenue from products subject to royalty payments.

Medical device excise tax. We incurred $0.8 million of expense attributed to the medical device excise tax during the three months ended June 30, 2015, compared with $0.6 million during the three months ended June 30, 2014. The increase in the medical device excise tax was due to increased revenue, including revenue from the AngioScore products, in the three months ended June 30, 2015.

Acquisition transaction, integration and other costs. We incurred $11.1 million of costs related to the AngioScore and Stellarex acquisitions in the three months ended June 30, 2015. Of this amount, $8.5 million comprised legal fees associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff, including amounts advanced for attorneys’ fees and costs. In July 2015, the U.S. District Court for the Northern District of California ruled in favor of AngioScore, finding that Etian Konstantino, a former officer and director of AngioScore, breached his fiduciary duties to

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

AngioScore. The court awarded AngioScore in excess of $20.0 million against all defendants plus disgorgement from Konstantino of all benefits he accrued from his breach of fiduciary duties. AngioScore will also seek to recover attorneys’ fees and costs previously advanced. This matter is further described in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this report. We also incurred $0.7 million of severance, retention and consulting costs for the ongoing integration of AngioScore, which is nearly complete. Stellarex acquisition costs of $2.0 million primarily consisted of non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. We expect integration costs to continue through 2015 as we integrate the operations of Stellarex.

In the three months ended June 30, 2014, we incurred $4.0 million of costs related to the AngioScore acquisition, consisting primarily of investment banking, accounting, consulting, and legal fees.

Intangible asset amortization. As part of the acquisitions of AngioScore, Stellarex and Upstream Peripheral Technologies Ltd. (“Upstream”) in prior periods, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $3.6 million of amortization expense related to these intangible assets for the three months ended June 30, 2015, compared with $0.1 million for the three months ended June 30, 2014. The increase was due to the intangible assets acquired as part of the AngioScore and Stellarex acquisitions. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Contingent consideration expense. For the three months ended June 30, 2015 and June 30, 2014, we recorded $1.1 million and $40,000 of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year increase in the expense was due to the higher contingent consideration liability incurred as part of the AngioScore acquisition.

Change in fair value of contingent consideration liability. During the three months ended June 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $17.8 million. This reduction was the result of a decrease in our future revenue estimates for the AngioSculpt products.

Other expense

Interest expense. Interest expense was $1.8 million for the three months ended June 30, 2015 compared with $0.5 million for the three months ended June 30, 2014. The increase was related to the convertible notes issued in June 2014, including amortization of debt issuance costs.

Foreign currency transaction loss. The foreign currency transaction loss of $0.1 million for the three months ended June 30, 2015 resulted from intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, due to a weakening of the euro in the second quarter of 2015.

Loss before income taxes

Pre-tax loss for the three months ended June 30, 2015 was $7.1 million, compared with a pre-tax loss of $6.3 million for the three months ended June 30, 2014.

Income taxes

We maintain a valuation allowance against a portion of our deferred tax assets that we do not consider to meet the more-likely-than-not criteria for recognition.  We do not expect to incur current U.S. federal tax expense or benefit against our pretax losses during the year ending December 31, 2015. We do, however, expect to incur current state and foreign tax expense during 2015. In addition, we expect to incur deferred U.S. federal and state tax expense in 2015, primarily representing a deferred tax liability related to the difference between book and tax accounting for our goodwill, which is amortized over 15 years for tax purposes but not amortized for book purposes.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

We recorded income tax expense of $0.1 million for the three months ended June 30, 2015, consisting of current foreign and state income tax expense and deferred federal and state income tax expense. During the three months ended June 30, 2014, our income tax benefit of $1.0 million consisted of a tax benefit of approximately $1.3 million that was partially offset by current foreign and state income tax expense and deferred federal income tax expense. The $1.3 million tax benefit resulted from a partial release of the valuation allowance against our deferred tax assets related to the AngioScore acquisition.

Our ability to realize the benefit of our deferred tax assets in future periods will depend on the generation of future taxable income and tax planning strategies. Due to our history of losses and our expectation of generating losses during the Stellarex development period of 2015 to 2017, we have recorded a valuation allowance against substantially all of our deferred tax assets that are in excess of our deferred tax liabilities. We do not expect to reduce the valuation allowance against our deferred tax assets until we have a sufficient historical trend of taxable income and can predict future taxable income with a higher degree of certainty.

Net loss
As a result of the items discussed above, we recorded a net loss for the three months ended June 30, 2015 of $7.2 million, or $0.17 per share, compared with a net loss of $5.3 million, or $0.13 per share, for the three months ended June 30, 2014.

Non-GAAP net loss

As a result of the items discussed above, non-GAAP net loss was $9.2 million, or $0.22 per share, for the three months ended June 30, 2015 compared with a non-GAAP net loss of $2.4 million, or $0.06 per share, for the three months ended June 30, 2014. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The functional currency of our foreign operations generally is the applicable local currency. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations and comprehensive loss using weighted average exchange rates during the period.  The decrease in foreign currency rates against the U.S. dollar during the three months ended June 30, 2015 as compared with the three months ended June 30, 2014 caused a decrease in consolidated revenue of approximately $1.4 million and a decrease in consolidated net income of approximately $0.4 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the six months ended June 30, 2015 and 2014 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

	Six Months Ended June 30,
(Dollars in thousands)	2015	% of revenue (1)	2014	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular Intervention	$77,143	65%	$42,517	51%	$34,626	81%
Lead Management	33,688	28	30,584	37	3,104	10
Total disposable products revenue	110,831	93	73,101	88	37,730	52
Laser, service, and other revenue	8,268	7	10,068	12	(1,800)	(18)
Total revenue	119,099	100	83,169	100	35,930	43
Gross profit (2)	88,132	74	62,329	75	25,803	41
Operating expenses
Selling, general and administrative	72,504	61	56,192	68	16,312	29
Research, development and other technology	31,921	27	11,791	14	20,130	171
Medical device excise tax	1,627	1	1,113	1	514	46
Acquisition transaction, integration and other costs	21,497	18	4,229	5	17,268	nm
Intangible asset amortization	6,782	6	273	—	6,509	2,384
Contingent consideration expense	2,084	2	78	—	2,006	2,572
Change in fair value of contingent consideration liability	(17,800)	2	—	—	(17,800)	nm
Total operating expenses	118,615	100	73,676	89	44,939	61
Operating loss	(30,483)	(26)	(11,347)	(14)	(19,136)	nm
Other expense
Interest expense	(3,522)	(3)	(488)	(1)	(3,034)	nm
Foreign currency transaction (loss) gain	(249)	—	2	—	(251)	nm
Loss before income taxes	(34,254)	(29)	(11,833)	(14)	(22,421)	nm
Income tax expense (benefit)	267	—	(873)	(1)	1,140	(131)
Net loss	$(34,521)	(29)%	$(10,960)	(13)%	$(23,561)	nm

Worldwide installed base of laser systems	1,347		1,195		152
___________________________________
(1) Percentage amounts may not add due to rounding.
(2) Includes the impact of $0.3 million of amortization of acquired inventory step-up in 2015.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 43% (46% on a constant currency basis) to $119.1 million for the six months ended June 30, 2015 as compared with $83.2 million for the six months ended June 30, 2014. The increase was primarily due to revenue from AngioSculpt disposable products, which we began selling in the third quarter of 2014 following the acquisition of AngioScore, and an increase in VI and LM disposables revenue, partially offset by a decrease in laser and related service revenue. Excluding AngioSculpt, revenue increased 9% (12% on a constant currency basis).

VI revenue increased 81% (84% on a constant currency basis) to $77.1 million for the first six months of 2015 as compared with $42.5 million for the first six months of 2014, in part due to revenue from AngioSculpt products of $28.3 million. Excluding AngioSculpt, VI revenue increased 15% (17% on a constant currency basis). Peripheral atherectomy increased 19%, crossing solutions decreased 2%, and coronary atherectomy and thrombus management increased 20%, all compared with the six months ended June 30, 2014. The 19% increase in peripheral atherectomy product revenue was primarily related to unit volume increases, specifically in above-the-knee peripheral atherectomy products, which are often used in in-stent restenosis cases, in both hospitals and office-based physician clinics in the U.S. We believe the U.S. AngioSculpt business was negatively impacted by the recent launch of drug-coated balloons by competitors. The increase in coronary atherectomy and thrombus management revenue was primarily due to a 43% increase in worldwide sales of our ELCA® coronary atherectomy catheter. In the U.S., this increase was due to additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products, as well as a significant increase in outpatient hospital reimbursement for coronary interventions, which was effective January 1, 2015.

LM revenue grew 10% (13% on a constant currency basis) to $33.7 million for the six months ended June 30, 2015 as compared with $30.6 million for the six months ended June 30, 2014. The growth was primarily due to mechanical device market penetration, including the conversion of mechanical device accounts from competitors to our TightRail mechanical lead extraction products. This growth was offset by a decrease in procedural volumes, which we expect to continue, and we anticipate LM revenue growth will slow in the second half of 2015.

Laser, service, and other revenue decreased 18% to $8.3 million in the six months ended June 30, 2015 compared with $10.1 million for the six months ended June 30, 2014. Equipment sales revenue, which is included in laser equipment revenue, decreased 61% for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014, due primarily to a decrease in sales of laser systems in Japan. Rental revenue decreased 29% in the six months ended June 30, 2015 as compared with the six months ended June 30, 2014, primarily because higher disposables purchases by certain customers under volume-based rental agreements led to lower rent paid by those customers.

We placed 103 laser systems with new customers during the six months ended June 30, 2015 compared with 83 during the six months ended June 30, 2014.  The new placements during the six months ended June 30, 2015 brought our worldwide installed base of laser systems to 1,347 (953 in the U.S.) as of June 30, 2015, compared to 1,195 (843 in the U.S.) as of June 30, 2014.

Geographically, revenue in the U.S. was $100.2 million for the six months ended June 30, 2015, an increase of 50% from the prior year period, primarily due to an increase in VI revenue, including AngioSculpt revenue.  International revenue totaled $18.9 million, an increase of 14% from the first six months of 2014, or 28% on a constant currency basis.  The increase in international revenue was primarily due to an increase in VI revenue in Europe, Asia Pacific and Latin America, including $3.5 million of AngioSculpt revenue, and to a lesser extent, LM revenue in Europe, Japan and Brazil for the six months ended June 30, 2015 as compared with the six months ended June 30, 2014.

Gross margin was 74% for the six months ended June 30, 2015 and 75% for the six months ended June 30, 2014. The year-over-year decrease was primarily due to the dilutive impact of the AngioSculpt and Stellarex products combined with the negative impact of foreign currency translation. AngioSculpt gross margin has improved since the acquisition as a result of implementing productivity initiatives, but is slightly lower than our overall gross margin. We are establishing manufacturing operations for Stellarex. As a result, our gross margin is negative during this start-up phase.  A higher sales mix of disposable products partially offset these factors.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Selling, general and administrative. SG&A expenses increased 29% to $72.5 million for the six months ended June 30, 2015 compared with $56.2 million for the six months ended June 30, 2014.  SG&A expenses represented 61% of revenue for the first six months of 2015 compared with 68% of revenue for the first six months of 2014.

Within SG&A, marketing and selling expenses increased $10.9 million, or 25%, for the six months ended June 30, 2015 compared with the six months ended June 30, 2014, primarily due to the AngioScore acquisition and the expansion of our field sales teams in 2014, both in the U.S. and Europe, and the expansion of our field sales team in Europe in early 2015 to support sales of the Stellarex DCB products.

Also within SG&A, general and administrative expenses increased $5.4 million, or 42%, compared with the six months ended June 30, 2014, as a result of an increase in stock-based compensation expense due to our organizational growth and the performance-based equity plan implemented in June 2014, increased personnel expenses, primarily due to the AngioScore and Stellarex acquisitions, and an increase in professional fees and insurance expense.

Research, development and other technology. Research, development and other technology expenses of $31.9 million for the six months ended June 30, 2015 increased $20.1 million, or 171%, compared with the six months ended June 30, 2014. As a percentage of revenue, research, development and other technology expenses increased to 27% in the first six months of 2015 from 14% in the first six months of 2014. Costs associated with the Stellarex DCB research, development and clinical studies totaled $15.1 million for the six months ended June 30, 2015, or 75% of the increase. Increases in these costs resulted from:

•
Product development costs increased by approximately $9.8 million compared with the six months ended June 30, 2014 due to increased new product development personnel costs and an increase in project spending primarily related to the Stellarex DCB and Drug-Coated AngioSculpt projects;

•	Clinical studies costs increased by approximately $9.9 million compared with the first six months of 2014, primarily related to the Stellarex DCB ILLUMENATE clinical trials; and

•	Royalty costs increased by approximately $0.4 million compared with the first six months of 2014 due to increased revenue.

Medical device excise tax. We incurred $1.6 million of expense attributed to the medical device excise tax during the six months ended June 30, 2015, as compared with $1.1 million during the six months ended June 30, 2014. The increase in the medical device excise tax was due to increased revenue, including revenue from the AngioScore products, in the six months ended June 30, 2015.

Acquisition transaction, integration and other costs. We incurred $21.5 million of costs related to the AngioScore and Stellarex acquisitions during the six months ended June 30, 2015. Of this amount, $16.4 million comprised legal fees associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff, including amounts advanced for attorneys’ fees and costs. This matter is further described in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this report. We also incurred $1.2 million of severance, retention and consulting costs for the ongoing integration of AngioScore, which is nearly complete. Stellarex acquisition costs of $3.9 million primarily consisted of investment banking and legal fees and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. We expect integration costs to continue through 2015 as we integrate the operations of Stellarex.

In the six months ended June 30, 2014, we incurred $4.2 million of costs related to the AngioScore acquisition, consisting primarily of investment banking, accounting, consulting, and legal fees.

Intangible asset amortization. We recorded $6.8 million of amortization expense related to the intangible assets acquired as part of the AngioScore, Stellarex and Upstream acquisitions for the six months ended June 30, 2015, compared with

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

$0.3 million for the six months ended June 30, 2014. The increase was due to the intangible assets acquired as part of the AngioScore and Stellarex acquisitions.

Contingent consideration expense. During the six months ended June 30, 2015 and June 30, 2014, we recorded $2.1 million and $0.1 million of contingent consideration expense, respectively, related to the increase in that liability due to the passage of time (i.e., accretion). The increase was due to the contingent consideration liability incurred as part of the AngioScore acquisition.

Change in fair value of contingent consideration liability. As of June 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $17.8 million. This reduction was the result of a decrease in our revenue estimates for the AngioSculpt products.

Other expense

Interest expense. Interest expense increased by $3.0 million for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The year-over-year increase was related to the convertible notes issued in June 2014, including amortization of debt issuance costs.

Foreign currency transaction loss. The foreign currency transaction loss of $0.2 million for the six months ended June 30, 2015 resulted from intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, due to a weakening of the euro in the first six months of 2015.

Loss before income taxes

The pre-tax loss for the six months ended June 30, 2015 was $34.3 million, compared with a pre-tax loss of $11.8 million for the six months ended June 30, 2014.

Income taxes

We recorded income tax expense of $0.3 million for the six months ended June 30, 2015, consisting of current foreign and state income tax expense and deferred federal income tax expense. During the six months ended June 30, 2014, our income tax benefit of $0.9 million consisted of a tax benefit of approximately $1.3 million that was partially offset by current foreign and state income tax expense and deferred federal income tax expense. The $1.3 million tax benefit resulted from a partial release of the valuation allowance against our deferred tax assets related to the AngioScore acquisition.

Net loss

As a result of the items discussed above, we recorded a net loss for the six months ended June 30, 2015 of $34.5 million, or $0.82 per share, compared with a net loss of $11.0 million, or $0.26 per share, in the six months ended June 30, 2014.

Non-GAAP net loss
Non-GAAP net loss for the six months ended June 30, 2015 was $21.7 million, or $0.51 per share, compared with non-GAAP net loss of $7.6 million, or $0.18 per share, for the six months ended June 30, 2014. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The decrease in foreign currency rates against the U.S. dollar during the six months ended June 30, 2015 as compared with the six months ended June 30, 2014 caused a decrease in consolidated revenue of approximately $2.3 million and a decrease in consolidated net income of approximately $0.7 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $49.3 million, a decrease of $46.3 million from $95.5 million at December 31, 2014.

On June 26, 2015, we entered into a Third Amendment to Credit and Security Agreement (the “Third Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”) for a four-year term. The Third Amendment amends the Credit and Security Agreement, dated February 25, 2011, between the Company and Wells Fargo, as amended (the “Credit Agreement”). The Third Amendment, among other things, (i) increases the maximum availability under this revolving line of credit from $15 million to $65 million, subject to limits imposed by the borrowing base, and adds a $15 million uncommitted accordion feature, (ii) lowers the interest rate from 3-month LIBOR plus 2.75-3.25% (based on net income) to 3-month LIBOR plus 2.00-2.50% (based on liquidity), (iii) expands the borrowing base to include certain foreign accounts, equipment and real property, in addition to accounts receivable and inventory, and (iv) as the sole financial covenant, requires that we maintain minimum liquidity of $25 million.

The revolving line of credit is secured by a first priority security interest in substantially all of our assets. We are required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line of credit. The Credit Agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreement may be accelerated.

The line of credit had an outstanding balance of $18.5 million as of June 30, 2015. Availability under the line of credit is subject to a borrowing base limitation, which was approximately $29.9 million based on our accounts receivable and inventory balances as of June 30, 2015.

Our future liquidity requirements will be influenced by numerous factors. We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity, which may include additional borrowings under the revolving line of credit with Wells Fargo or other credit or financing arrangements, will be sufficient to meet our liquidity requirements for at least the next 12 months based on our expected level of operations. In addition, our capital and research and product development expenditures are largely discretionary and within our control.

We may need or seek additional funding in the future. If we require additional working capital to fund operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo. We also may enter into credit or financing arrangements with one or more independent institutional lenders or sell additional shares of our common stock or other equity or debt securities. We have an effective automatic shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, and our ability to issue debt securities is limited by certain covenants in the Credit Agreement. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the six months ended June 30, 2015, cash used in operating activities totaled $32.5 million compared to cash used in operating activities of $9.5 million for the six months ended June 30, 2014.  The increase in the use of cash from operations was primarily due to the increased net loss for the six months ended June 30, 2015. The primary sources and uses of cash were:

(1)
Our net loss of $34.5 million included approximately $4.4 million of non-cash expenses. Non-cash expenses primarily included $13.0 million of depreciation and amortization, $6.0 million of stock-based compensation, and $2.1 million of contingent consideration expense, offset by a $17.8 million change in fair value of the contingent consideration liability.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $2.4 million was primarily due to:

•	An increase in equipment held for rental or loan of $7.6 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in inventory of approximately $1.4 million, primarily due to increased sales demand and higher disposables and laser production; and

•	An increase in other assets of approximately $1 million.

These uses of cash were partially offset by:

•	An increase in accounts payable and accrued liabilities of $5.4 million, primarily due to higher volumes of accounts payable and an increase in accrued commissions;

•	A decrease in prepaid expenses and other current assets of $1.4 million, primarily due to the collection of escrow payments related to legal fees advanced; and

•	A decrease in accounts receivable of approximately $0.8 million, primarily due to a slight decrease in days sales outstanding.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter. The decrease in days sales outstanding for the six months ended June 30, 2015 was primarily due to increased collections from slower-paying customers. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The decrease in inventory turns for the six months ended June 30, 2015 was primarily due to an increase in finished goods based on anticipated higher revenue in the first half of 2015 and the acquired Stellarex inventory.

	June 30, 2015	December 31, 2014
Days Sales Outstanding	58	59
Inventory Turns	2.3	2.5

Investing Activities. For the six months ended June 30, 2015, cash used by investing activities was $35.1 million, consisting of the payment for the Stellarex acquisition of $30.0 million, and capital expenditures of $5.1 million. This compared with cash used by investing activities of $237.2 million in the six months ended June 30, 2014, consisting of $234.3 million of payments for the AngioScore acquisition and $2.9 million of capital expenditures.  The capital expenditures for the six months ended June 30, 2015 and 2014 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2015 was $21.5 million, consisting of draws on the line of credit, net, of $18.5 million and the exercise of stock options and sales of common stock under our employee stock purchase plan of $3.1 million. In the six months ended June 30, 2015, we paid $0.1 million in contingent consideration payments. In the six months ended June 30, 2014, cash provided by financing activities was $225.3 million, consisting of net proceeds from the issuance of convertible debt of $222.5 million and the exercise of stock options and sales of common stock under our employee stock purchase plan of $2.8 million.

At June 30, 2015, we had no significant capital lease obligations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Future Investments and Contingent Consideration Related to Acquisitions

As planned, the Stellarex acquisition will require substantial investments, primarily within research, development and clinical trials. We are in the early stages of integration, and as integration proceeds, the amount of these investments may change. We currently anticipate a net loss from the Stellarex acquisition of approximately $44.0 million for the year ending December 31, 2015, of which $21.7 million was incurred in the six months ended June 30, 2015.

In connection with the AngioScore acquisition, we agreed to pay additional contingent merger consideration as follows:

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

The Notes are our senior unsecured obligations and rank equal in right of payment with any of our other senior unsecured indebtedness and senior in right of payment to any indebtedness that is contractually subordinated to the Notes. The Notes are effectively subordinated to all of our secured indebtedness to the extent of the value of the collateral securing such indebtedness and structurally subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

Off-Balance Sheet Arrangements

We maintain no off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We maintain operating leases for our offices in Colorado Springs, Colorado; Fremont, California; Maple Grove, Minnesota; the Netherlands and Germany.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	June 30, 2015			June 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$51,593	$—	$51,593	$34,854	48%	48%
International	10,084	1,359	11,443	8,701	16%	32%
Total revenue	$61,677	$1,359	$63,036	$43,555	42%	45%

	Six Months Ended
	June 30, 2015			June 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$100,193	$—	$100,193	$66,626	50%	50%
International	18,906	2,276	21,182	16,543	14%	28%
Total revenue	$119,099	$2,276	$121,375	$83,169	43%	46%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	June 30, 2015			June 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention, ex-AngioSculpt	$26,385	$429	$26,814	$22,496	17%	19%
AngioSculpt	14,245	193	14,438	—	—%	—%
Total Vascular Intervention	$40,630	$622	$41,252	$22,496	81%	83%
Lead Management	17,257	604	17,861	16,114	7%	11%
Laser System, Service & Other	3,790	133	3,923	4,945	(23)%	(21)%
Total revenue	$61,677	$1,359	$63,036	$43,555	42%	45%

	Six Months Ended
	June 30, 2015			June 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention, ex-AngioSculpt	$48,877	$667	$49,544	$42,517	15%	17%
AngioSculpt	28,266	318	28,584	—	—%	—%
Total Vascular Intervention	$77,143	$985	$78,128	$42,517	81%	84%
Lead Management	33,688	1,006	34,694	30,584	10%	13%
Laser System, Service & Other	8,268	285	8,553	10,068	(18)%	(15)%
Total revenue	$119,099	$2,276	$121,375	$83,169	43%	46%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss, as reported	$(7,216)	$(5,299)	$(34,521)	$(10,960)
Acquisition transaction, integration and other costs (1)	11,106	3,958	21,497	4,229
Amortization of acquired inventory step-up (2)	—	—	251	—
Acquisition-related intangible asset amortization (3)	3,612	136	6,782	273
Contingent consideration expense (4)	1,060	40	2,084	78
Change in fair value of contingent consideration liability (5)	(17,800)	—	(17,800)	—
Release of valuation allowance related to AngioScore acquisition (6)	—	(1,266)	—	(1,266)
Non-GAAP net loss	$(9,238)	$(2,431)	$(21,707)	$(7,646)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net loss per share, as reported	$(0.17)	$(0.13)	$(0.82)	$(0.26)
Acquisition transaction, integration and other costs (1)	0.26	0.10	0.51	0.10
Amortization of acquired inventory step-up (2)	—	—	0.01	—
Acquisition-related intangible asset amortization (3)	0.09	—	0.16	0.01
Contingent consideration expense (4)	0.03	—	0.05	—
Change in fair value of contingent consideration liability (5)	(0.42)	—	(0.42)	—
Release of valuation allowance related to AngioScore acquisition (6)	—	(0.03)	—	(0.03)
Non-GAAP net loss per share (7)	$(0.22)	$(0.06)	$(0.51)	$(0.18)

__________________

1)
Acquisition transaction, integration and other costs relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $8.0 million and $8.5 million during the first quarter and second quarters of 2015, respectively, for legal fees, including legal fees and costs advanced, associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff. See Note 10 to the condensed consolidated financial statements included in Part I, Item I of this report.

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

5)
During the three months ended June 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $17.8 million. This reduction was the result of a decrease in our revenue estimates for the AngioSculpt products.

6)
Income tax benefit for the three months ended June 30, 2014 included a tax benefit of $1.3 million resulting from a reduction in the valuation allowance against our deferred tax assets related to the acquisition of AngioScore.

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

•
Amortization expense, while not requiring cash settlement, is an ongoing and recurring expense and has a material impact on GAAP net income or loss and reflects costs to us not reflected in non-GAAP net loss.

•
Items such as the acquisition transaction, integration and other costs, contingent consideration expense and the change in fair value of contingent consideration liability excluded from non-GAAP net loss can have a material impact on cash flows and GAAP net income or loss and reflect economic costs to us not reflected in non-GAAP net loss.

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

Our critical accounting policies and estimates are included in our 2014 Annual Report on Form 10-K.  During the six months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates.

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

Our reporting currency is the U.S. dollar and our exposure to foreign currency risk is primarily related to sales of our products in Europe, which are denominated primarily in the euro and translated into U.S. dollars.  Changes in the exchange rate between the euro and the U.S. dollar could positively or adversely affect our revenue and net (loss) income.  Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The decrease in foreign currency rates against the U.S. dollar during the six months ended June 30, 2015 as compared with the six months ended June 30, 2014 caused a decrease of approximately $2.3 million in consolidated revenue and a decrease of approximately $0.7 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of June 30, 2015, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the six months ended June 30, 2015 of approximately $1.1 million, and a 20% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the six months ended June 30, 2015 of approximately $2.3 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2015.

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

Item 1A.   Risk Factors

The following is an additional risk factor to be read in conjunction with those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014.

If critical components used in manufacturing our CVX-300 excimer laser system or other products become scarce or unavailable, we may incur increased costs and delays in the manufacturing and delivery of our products, which could damage our business.

Certain critical components used in manufacturing our products may be subject to supply shortages, which could subject our business to the risk of price increases and delays in the delivery of our products. There is a shortage of neon gas, which is affecting the laser industry. Neon gas is used in our CVX-300 excimer laser system. Although our supplier has assured us it can still supply us with neon gas to satisfy our current needs, we are experiencing substantial price increases related to our neon gas supply. If we are unable to continue obtaining components from our suppliers in the quantities we require, on a timely basis, and at acceptable prices, then we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could reduce our product sales, increase our costs, and harm our business. Moreover, if any of our suppliers become unable to supply our required materials, then we may need to find new suppliers, which could take significant time and could disrupt our production. As a result, we could experience significant delays in manufacturing and delivering our products to customers. We cannot assure you we can continue obtaining required materials that are in short supply, such as neon gas, within the time frames we require at an affordable cost, if at all.

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

10.1
Third Amendment to Credit and Security Agreement, dated June 26, 2015, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2015.

10.2*	Agreement of Lease, dated March 31, 2015, by and between the Company and Pewaukee Maple Grove, LLC.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

July 30, 2015	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

July 30, 2015	/s/ Guy A. Childs
Guy A. Childs
Chief Financial Officer