Form 10-Q
period 2015-09-30
SPECTRANETICS CORP
filed 2015-10-29
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 22, 2015, there were 42,637,063 outstanding shares of Common Stock.

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2015 and December 31, 2014	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2015 and September 30, 2014	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and September 30, 2014	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4.	Controls and Procedures	42

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	43
ITEM 1A.	Risk Factors	43
ITEM 6.	Exhibits	44
	Signatures	45

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$41,721	$95,505
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,798 and $1,615, respectively	40,072	41,090
Inventories, net	27,540	25,446
Deferred income taxes	1,882	2,200
Prepaid expenses and other current assets	5,979	8,093
Total current assets	117,194	172,334
Property and equipment, net	45,136	33,819
Debt issuance costs, net	6,174	6,912
Goodwill	152,616	149,898
Other intangible assets, net	113,658	102,616
Other assets	1,947	1,371
Total assets	$436,725	$466,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$23,110	$—
Accounts payable	9,492	4,397
Accrued liabilities	37,082	35,052
Deferred revenue	1,520	1,894
Total current liabilities	71,204	41,343
Convertible senior notes	230,000	230,000
Accrued liabilities, net of current portion	1,601	1,222
Contingent consideration	4,036	28,551
Deferred income taxes	3,673	3,677
Total liabilities	310,514	304,793
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 42,627,063 and 42,060,865 shares, respectively	42	42
Additional paid-in capital	312,051	298,526
Accumulated other comprehensive loss	(1,737)	(1,280)
Accumulated deficit	(184,145)	(135,131)
Total stockholders’ equity	126,211	162,157
Total liabilities and stockholders’ equity	$436,725	$466,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$61,660	$58,786	$180,759	$141,955
Cost of products sold	15,809	14,686	46,525	35,526
Amortization of acquired inventory step-up	—	1,014	251	1,014
Gross profit	45,851	43,086	133,983	105,415
Operating expenses:
Selling, general and administrative	34,116	35,490	106,620	91,682
Research, development and other technology	15,926	7,573	47,847	19,364
Medical device excise tax	916	864	2,543	1,977
Acquisition transaction, integration and other costs	5,403	3,826	26,900	8,055
Intangible asset amortization	3,290	3,055	10,072	3,328
Contingent consideration expense	387	1,037	2,471	1,115
Change in fair value of contingent consideration liability	(4,256)	(1,064)	(22,056)	(1,064)
Intangible asset impairment	2,496	4,138	2,496	4,138
Total operating expenses	58,278	54,919	176,893	128,595
Operating loss	(12,427)	(11,833)	(42,910)	(23,180)
Other expense:
Interest expense	(1,884)	(1,801)	(5,406)	(2,289)
Foreign currency transaction loss	(6)	(122)	(255)	(120)
Total other expense	(1,890)	(1,923)	(5,661)	(2,409)
Loss before income taxes	(14,317)	(13,756)	(48,571)	(25,589)
Income tax expense (benefit)	176	188	443	(685)
Net loss	$(14,493)	$(13,944)	$(49,014)	$(24,904)

Net loss per share —
Basic and diluted	$(0.34)	$(0.33)	$(1.16)	$(0.60)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	20	(620)	(457)	(682)
Comprehensive loss, net of tax	$(14,473)	$(14,564)	$(49,471)	$(25,586)

Weighted average common shares outstanding —
Basic and diluted	42,556,248	41,821,591	42,368,538	41,594,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(49,014)	$(24,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,675	10,951
Stock-based compensation expense	9,038	5,156
Amortization of debt issuance costs	738	319
Provision for excess and obsolete inventories	806	401
Intangible asset impairment	2,496	4,138
Contingent consideration expense	2,471	1,115
Change in fair value of contingent consideration liability	(22,056)	(1,064)
Deferred income taxes	354	(983)
Net change in operating assets and liabilities	(7,276)	(8,002)
Net cash used in operating activities	(42,768)	(12,873)
Cash flows from investing activities:
Capital expenditures	(8,329)	(5,102)
Payments for acquisitions	(30,000)	(233,978)
Net cash used in investing activities	(38,329)	(239,080)
Cash flows from financing activities:
Proceeds from line of credit	82,000	—
Payments on line of credit	(58,890)	—
Proceeds from issuance of convertible senior notes	—	230,000
Debt issuance costs, convertible senior notes	—	(7,474)
Proceeds from the exercise of stock options and employee stock purchase plan	4,487	4,477
Payment of contingent consideration	(143)	—
Net cash provided by financing activities	27,454	227,003
Effect of exchange rate changes on cash	(141)	93
Net decrease in cash and cash equivalents	(53,784)	(24,857)
Cash and cash equivalents at beginning of period	95,505	128,395
Cash and cash equivalents at end of period	$41,721	$103,538
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,171	$36
Cash paid for income taxes	$306	$783

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

The Company develops, manufactures, markets, and distributes medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s products are sold in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, the Company acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters and in January 2015, the Company acquired the Stellarex™ drug-coated balloon assets from Covidien LP.

The Company’s Vascular Intervention products include a range of laser catheters to ablate blockages in arteries above and below the knee, AngioSculpt® scoring balloon catheters used in both peripheral and coronary procedures, and the Stellarex drug-coated balloon used in peripheral procedures. The Company also markets support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions. The Company markets aspiration and cardiac laser catheters to treat blockages in the heart. The Company’s Lead Management products include excimer laser sheaths, dilator sheaths, mechanical sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads. The Company also sells, rents, and services its CVX-300® laser systems.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management must make certain estimates, judgments, and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, intangible assets and goodwill, valuation allowances and reserves for receivables, inventories, deferred income tax assets, contingent consideration liabilities for acquisitions, stock-based compensation expense, estimated clinical trial expenses, accrued estimates for incurred but not reported claims under partially self-insured employee health benefit programs, and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation. See Note 2, “Business Combinations,” for further discussion.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. As a result, ASU 2014-09 is now effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is in the process of determining the method and date of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position, and consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805):Simplifying the Accounting for Measurement-Period Adjustments.” The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amounts as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company accounted for the Stellarex Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Acquisition Date. During the three months ended September 30, 2015, the Company finalized the purchase price allocation. The following table summarizes the allocation of the assets acquired (in thousands):

	Allocation of purchase price	Amortization period (in years)
Inventories	$1,337
Property and equipment, net	2,701
Total tangible assets acquired	4,038
Less: deferred rent liability assumed	293
Net tangible assets acquired	$3,745

Intangible assets:
In-process research and development (“IPR&D”)	13,680
Technology	9,000	12
Trademark and trade names	400	12
Transition services agreement	530	0.5
Goodwill	2,645
Total purchase price	$30,000

The Company determined the estimated fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin, or in the case of inventory expected to be consumed in clinical studies, on replacement cost, which was determined to approximate fair value. The Company recorded the property and equipment at its estimated fair value at the Acquisition Date.

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

The estimated fair value of the technology intangible asset, which relates to Stellarex products that have already received clearance to be made commercially available in the European market, was also determined using the income approach.

The trademark and trade names were valued based on a “relief from royalty” approach. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use the trade name or trademark asset owned by the subject company. The projected royalties are converted into their present value equivalents through the application of a risk-adjusted discount rate.

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

The assets and liabilities assumed in the Stellarex Acquisition were included in the Company’s condensed consolidated balance sheet as of January 27, 2015. Beginning on January 27, 2015, revenue, costs of products sold and operating expenses related to the DCB Assets have been included in the Company’s condensed consolidated financial statements in the Company’s U.S. Medical and International Medical reportable operating segments.

Revenue from Stellarex products from January 27 through September 30, 2015 was immaterial and is included in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015. Losses attributable to Stellarex from January 27 through September 30, 2015 were $33.2 million and primarily included research and development and clinical trial costs, included within the “Research, development and other technology” line of the condensed consolidated statements of operations and comprehensive loss. Acquisition and integration expenses related to the Stellarex Acquisition were $2.7 million and $6.6 million for the three and nine months ended September 30, 2015, respectively, and primarily included integration costs, including non-recurring costs associated with establishing manufacturing operations to support the Stellarex program, and investment banking fees incurred during the evaluation of the acquisition. These costs are included within the “Acquisition transaction, integration and other costs” line of the condensed consolidated statements of operations and comprehensive loss.

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

During 2015, the Company made two adjustments to the contingent consideration liability related to the acquisition. During the three months ended June 30, 2015, the Company reduced its liability by $17.8 million as a result of a decrease in future revenue estimates for the AngioSculpt products. During the three months ended September 30, 2015, the Company reduced its liability by $4.3 million as a result of a thorough analysis performed by the Company related to the costs and efforts, including product testing, validation, coating and process testing, and regulatory requirements, remaining to complete the Drug-Coated AngioSculpt (“DCAS”) projects, which are subject to contingent regulatory milestone payments. This analysis resulted in a determination that it was unlikely the Company would meet the regulatory milestones for two of the three DCAS projects within the time frame and with the expenditure of funds set forth in the acquisition agreement. Related to the regulatory milestone assessment, the Company evaluated the IPR&D associated with the product development projects for impairment using the income approach, and determined that a portion of the IPR&D was impaired. The Company therefore recorded an impairment of the IPR&D intangible asset of $2.5 million during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company recorded $0.3 million of amortization of the acquired inventory step-up, reflected as “Amortization of acquired inventory step-up” in the condensed consolidated statements of operations and comprehensive loss, increasing cost of products sold.

Expenses related to the acquisition of AngioScore and the subsequent integration of its operations were $2.7 million and $20.3 million for the three and nine months ended September 30, 2015, respectively, and primarily included legal fees, including legal fees and costs advanced, associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff. See Note 10, “Commitments and Contingencies.” These expenses also included severance, retention, and other integration costs. These expenses are included within the “Acquisition transaction, integration and other costs” line of the condensed consolidated statements of operations and comprehensive loss.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net loss and net loss per share for the nine months ended September 30, 2014 were adjusted from the Quarterly Report on Form 10-Q for the period ended September 30, 2014 to reflect adjustments made during the measurement period to provisional amounts recognized for the AngioScore acquisition at the acquisition date. These adjustments were the result of a deferred tax benefit of $1.3 million realized during the nine months ended September 30, 2014 related to a partial release of a valuation allowance related to the AngioScore acquisition. See Note 9, “Income Taxes.”

Unaudited Supplemental Pro Forma Financial Information

The table below provides certain pro forma financial information for the Company as if the Stellarex and AngioScore acquisitions had been consummated as of January 1, 2014. Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. The pro forma information does not include the nonrecurring charges that resulted directly from the transaction such as investment banking and legal fees of $1.7 million and $5.7 million incurred during the nine months ended September 30, 2015 and 2014, respectively. The pro forma information does not necessarily reflect the actual results of operations had the acquisitions been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$61,660	$58,786	$180,759	$172,359
Net loss	(14,495)	(23,605)	(51,083)	(63,170)
Net loss per share	$(0.34)	$(0.56)	$(1.21)	$(1.52)

NOTE 3 — DEBT

Convertible Notes

On June 3, 2014, the Company sold $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “Notes”) under an underwriting agreement dated May 28, 2014. Interest is paid semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2014. The Notes mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes without any such condition.

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

Line of Credit

On June 26, 2015, the Company entered into a Third Amendment to Credit and Security Agreement (the “Third Amendment”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo”), effective as of June 26, 2015, for a four-year term. The Third Amendment amends the Credit and Security Agreement, dated February 25, 2011, between the Company and Wells Fargo, as amended (as so amended, the “Credit Agreement”).

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

Under the terms of the Credit Agreement, the Company may borrow under the revolving line of credit subject to borrowing base limitations. These limitations allow the Company to borrow based on the value of eligible accounts receivable, inventory, equipment and real property. The borrowing base was $31.4 million, based on the Company’s accounts receivable and inventory balances as of September 30, 2015. The Company is required to maintain $5.0 million of availability on the line of credit, and therefore the actual borrowing capacity was $26.4 million as of September 30, 2015. The Company may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The revolving line of credit is secured by a first priority security interest in substantially all of the Company’s assets. The Company is required to pay customary fees with respect to the facility, including a 0.25% fee on the average unused portion of the revolving line of credit.

The Credit Agreement contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, Wells Fargo may accelerate amounts due under the Credit Agreement. The Company had no events of default as of September 30, 2015.

Outstanding borrowings under the line of credit totaled $23.1 million as of September 30, 2015.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$11,386	$9,012
Work in process	3,104	3,745
Finished goods	13,050	12,689
	$27,540	$25,446

On January 27, 2015, the Company acquired approximately $1.3 million of inventories as part of the Stellarex Acquisition. As of September 30, 2015, Stellarex inventories were approximately $1.7 million. See Note 2, “Business Combinations,” for further discussion.

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Equipment held for rental or loan	$55,018	$47,313
Manufacturing equipment and computers	37,763	29,692
Leasehold improvements	8,271	6,730
Furniture and fixtures	4,610	3,473
Building and improvements	1,306	1,288
Land	270	270
Less: accumulated depreciation	(62,102)	(54,947)
	$45,136	$33,819

On January 27, 2015, the Company acquired approximately $2.7 million of property and equipment, net, as part of the Stellarex Acquisition. See Note 2, “Business Combinations,” for further discussion.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued payroll and employee-related expenses	$13,622	$21,483
Accrued legal costs	5,669	4,793
Accrued clinical study expense	4,049	1,358
Accrued interest on convertible notes	2,054	503
Deferred rent	1,575	1,214
Accrued sales, income, and excise taxes	1,125	1,847
Accrued royalties	922	841
Contingent consideration, current portion	4,929	143
Other accrued expenses	4,738	4,092
Less: long-term portion	(1,601)	(1,222)
Accrued liabilities: current portion	$37,082	$35,052

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2015 was as follows (in thousands). The goodwill was allocated to the reporting units based on a percentage of estimated future revenues.

	U.S. Medical	International Medical	Total
Balance as of December 31, 2014	$128,361	$21,537	$149,898
Additional goodwill related to Stellarex Acquisition (Note 2)	1,984	661	2,645
Other	65	8	73
Balance as of September 30, 2015	$130,410	$22,206	$152,616

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired intangible assets consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Acquired as part of AngioScore acquisition (Note 2):
Technology	$73,510	$73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	1,254	3,750
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Stellarex Acquisition (Note 2):
In-process research and development	13,680	—
Technology	9,000	—
Trademark and trade names	400	—
Transition services agreement	530	—
Acquired as part of Upstream acquisition (1)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(17,838)	(7,766)
	$113,658	$102,616
___________________

(1)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies, Ltd. (“Upstream”). As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

See further discussion of the additional goodwill and intangible assets acquired as part of the Stellarex Acquisition during the nine months ended September 30, 2015 in Note 2, “Business Combinations.”

The Company evaluates goodwill and other intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In conjunction with the reductions of the contingent consideration liability related to the AngioScore acquisition (see Note 2), the Company also evaluated the intangible assets acquired for impairment using the income approach. During the three months ended September 30, 2015, the Company determined that a portion of the IPR&D intangible asset was impaired. The Company therefore recorded an impairment of the IPR&D intangible asset of $2.5 million, which is included in the U.S. Medical reporting segment, during the three months ended September 30, 2015. For the intangible assets other than IPR&D, the Company determined that the estimated undiscounted cash flows of the intangible assets exceeded their carrying amounts. Therefore, no impairment of these other intangible assets has occurred.

There have been no events or circumstances since the last analysis as of December 31, 2014 to indicate that the amount of goodwill may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, performance stock units (“PSUs”) and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair value at the date of grant. Options granted through September 30, 2015 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years.

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

At September 30, 2015, there were 2.5 million shares available for future issuance under the Company’s equity plans, assuming issuance of PSUs at target performance, and 1.7 million shares available for future issuance, assuming issuance of PSUs at the 250% maximum performance.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $3.1 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $9.0 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards, (2) restricted stock awards issued to the Company’s directors, (3) restricted stock units and PSUs issued to certain of the Company’s officers, and (4) the fair value of shares expected to be issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for these awards on a straight-line basis over the service period.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of the assumptions used for the stock options granted during the three and nine months ended September 30, 2015 and 2014, respectively, using the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected life (years)	5.72	5.76	5.71	5.76
Risk-free interest rate	1.38%	1.70%	1.57%	1.65%
Expected volatility	45.80%	55.86%	42.69%	61.51%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended September 30, 2015 and 2014 was $5.98 and $13.45, respectively, and during the nine months ended September 30, 2015 and 2014 was $10.36 and $13.59, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	2,698,911	$11.88
Granted	348,090	24.94
Exercised	(343,393)	6.19
Canceled	(70,294)	21.20
Options outstanding at September 30, 2015	2,633,314	$14.10	6.70	$5,669,547
Options exercisable at September 30, 2015	1,680,649	$10.33	5.68	$5,488,734

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.79 as of September 30, 2015, which would have been received by the option holders if all option holders exercised their options as of that date. In-the-money options exercisable as of September 30, 2015 totaled approximately 1.2 million. The total intrinsic value of options exercised was $8.2 million and $10.8 million during the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2015	26,802	$22.39
Awarded	26,463	27.41
Vested/Released	(26,802)	22.39
Restricted stock awards outstanding at September 30, 2015	26,463	$27.41

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2015	182,016	$19.35
Awarded	98,169	26.67
Vested/Released	(69,319)	15.09
Restricted stock units outstanding at September 30, 2015	210,866	$24.16

The following table summarizes PSU activity during the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2015	487,158	$23.43
Awarded (at target performance)	26,240	11.79
Forfeited	—	—
Performance stock units outstanding at September 30, 2015	513,398	$22.84

As of September 30, 2015, there was $19.5 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans, assuming the Company’s current estimate of performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $11.8 million and $34.4 million as of September 30, 2015. This expense is based on an assumed future forfeiture rate of approximately 11.25% per year for Company employees and is expected to be recognized over a weighted-average period of approximately 2.39 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”). The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period. This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. At September 30, 2015, there were approximately 59,000 shares available for future issuance under this plan.

The fair value of the offerings under the ESPP is determined on the first day of the semi-annual purchase period using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate was based on the six-month U.S. Treasury daily yield rate. The expected dividend yield was based on the Company’s historical practice of electing not to pay dividends to its stockholders. The Company recognized compensation expense related to the ESPP of $186,543 and $299,264 for the three months ended September 30, 2015 and 2014, respectively, and $624,606 and $565,388 for the nine months ended September 30, 2015 and 2014, respectively.

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

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three and nine months ended September 30, 2015 and 2014 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2015 and 2014. Stock options, restricted stock, PSUs, and shares issuable upon the conversion of the Notes outstanding at September 30, 2015 and 2014, which are excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014, are shown in the table below:

	Nine Months Ended September 30,
	2015	2014
Options to purchase common stock	2,633,314	2,891,922
Non-vested restricted stock	237,329	204,945
Non-vested PSUs	513,398	500,985
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	10,721,500	10,935,311

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(14,493)	$(13,944)	$(49,014)	$(24,904)
Common shares outstanding:
Historical common shares outstanding at beginning of period	42,458,577	41,668,488	42,034,063	41,208,096
Weighted average common shares issued	97,671	153,103	334,475	386,572
Weighted average common shares outstanding — basic	42,556,248	41,821,591	42,368,538	41,594,668
Effect of dilution — stock options	—	—	—	—
Weighted average common shares outstanding — diluted	42,556,248	41,821,591	42,368,538	41,594,668
Net loss per share — basic and diluted	$(0.34)	$(0.33)	$(1.16)	$(0.60)

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three and nine months ended September 30, 2015 and 2014, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $3.1 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively, and $9.6 million and $6.5 million for the nine months ended September 30, 2015 and 2014, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
U.S. Medical:
Disposable products	$49,491	$45,584	$143,771	$105,910
Laser, service, and other	2,445	2,879	8,358	9,179
Subtotal	51,936	48,463	152,129	115,089
International Medical:
Disposable products	8,840	8,561	25,391	21,337
Laser, service, and other	884	1,762	3,239	5,529
Subtotal	9,724	10,323	28,630	26,866
Total revenue	$61,660	$58,786	$180,759	$141,955

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment operating loss:
U.S. Medical	$(12,360)	$(12,937)	$(42,460)	$(24,524)
International Medical	(67)	1,104	(450)	1,344
Total operating loss	$(12,427)	$(11,833)	$(42,910)	$(23,180)

	As of
	September 30, 2015	December 31, 2014
Segment assets:
U.S. Medical	$400,700	$432,151
International Medical	36,025	34,799
Total assets	$436,725	$466,950

For the three and nine months ended September 30, 2015 and 2014, no individual customer represented 10% or more of consolidated revenue. No individual countries, other than the United States, represented at least 10% of consolidated revenue for the three and nine months ended September 30, 2015 or 2014.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue
Disposable products:
Vascular intervention	$40,370	$36,576	$117,513	$79,093
Lead management	17,961	17,569	51,649	48,153
Total disposable products	58,331	54,145	169,162	127,246
Laser, service, and other	3,329	4,641	11,597	14,709
Total revenue	$61,660	$58,786	$180,759	$141,955

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

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more-likely-than-not that some portion or all of the DTAs will not be realized. The Company’s ability to realize the benefit of its DTAs in future periods will depend on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the Company’s projected future taxable income and tax planning strategies in making this assessment. Because the Company expects to generate losses during the Stellarex development period of 2015 to 2017, it believes that it will not be generating sufficient taxable income to realize DTAs. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its DTAs until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future that would affect the utilization of the Company’s DTAs, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

Included in the $0.7 million income tax benefit for the nine months ended September 30, 2014 is a $1.3 million tax benefit from the release of a valuation allowance of the Company’s DTAs. In connection with the acquisition of AngioScore during the three months ended June 30, 2014, deferred tax liabilities (“DTLs”) were established for the book-tax basis differences related to the non-goodwill intangible assets. The DTLs exceeded the acquired DTAs by $1.3 million. The net DTLs from this acquisition created an additional source of taxable income to realize a portion of the Company’s DTAs for which a valuation allowance is no longer needed. Accordingly, the valuation allowance on a portion of the Company’s DTAs was released and resulted in an income tax benefit of $1.3 million.

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

Trial on the breach of fiduciary duty case occurred in April 2015. In July 2015, the Court ruled in favor of AngioScore, finding that Konstantino breached his fiduciary duties to AngioScore, that TriReme and Quattro aided and abetted that breach, and that QT Vascular is liable for the acts of TriReme and Quattro. In its ruling, the Court found that Konstantino breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while serving on the AngioScore board of directors and failing to present that corporate opportunity to AngioScore. Konstantino subsequently launched the product through TriReme, Quattro and QT Vascular. The Court awarded AngioScore $20.034 million against all defendants plus disgorgement from Konstantino of all benefits he accrued from his breach of fiduciary duties, including amounts he received for assigning his intellectual property rights to the Chocolate balloon, a royalty on past and future sales of the Chocolate balloon, and all of his shares and options in QT Vascular. The defendants have indicated publicly their intention to appeal the ruling. AngioScore will seek to recover attorneys’ fees and costs previously advanced under the indemnification agreement between AngioScore and Konstantino (the “AngioScore Indemnification Agreement”) discussed below.

Trial on the patent infringement case began on September 14, 2015. On September 29, 2015, the jury found against AngioScore in the patent infringement case and found that certain of the asserted claims of the patent are invalid. The patent verdict has no impact on the Court’s findings or award of damages in connection with the breach of fiduciary duty claims or the ability to recover advanced fees and costs. The Court entered judgment in both the breach of fiduciary duty case and the patent case on October 14, 2015.

TriReme Inventorship

On June 25, 2014, TriReme sued AngioScore in the Court seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleges that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. AngioScore moved to dismiss this litigation on January 29, 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. On March 17, 2015, the Court granted AngioScore’s motion to dismiss this case. TriReme has appealed the Court’s ruling.

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

On May 21, 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the “Delaware Action”) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to (1) the defense of the breach of fiduciary duty claims asserted against him in the Northern District of California Action; (2) the defense of the Alameda Action; and (3) Konstantino’s pursuit of the Delaware Action for advancement of fees. On June 4, 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and AngioScore filed a third-party complaint against TriReme, Quattro, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino. Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, on August 15, 2014, the court granted the motion. On September 4, 2014, AngioScore filed amended counterclaims and an amended third-party complaint that included additional defendant TriReme Singapore. The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it fails to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore. The motion to dismiss was briefed and oral argument occurred on July 27, 2015. On October 2, 2015, the court denied the defendant companies’ motion to dismiss. On October 12, 2015, the Company filed a motion for summary judgment against the defendant companies seeking reimbursement and contribution of fees the Company advanced to Konstantino.

The Company cannot at this time determine the likelihood of any outcome and, as of September 30, 2015, has no amounts accrued for potential damages, but does have approximately $5.0 million accrued for legal fees incurred in these matters, including amounts accrued for the advancement of attorneys’ fees and costs. During the three and nine months ended September 30, 2015, the Company incurred $2.5 million and $18.9 million, respectively, of legal fees associated with these matters, including amounts advanced for attorneys’ fees and costs. These expenses are included within the “Acquisition transaction, integration and other costs” line of the condensed consolidated statements of operations and comprehensive loss. AngioScore will seek to recover the attorneys’ fees and costs previously advanced under the AngioScore Indemnification Agreement.

Shareholder Litigation

On August 27, 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. The court will consider motions for the appointment of lead plaintiff and lead counsel in the near future. After the court appoints the lead plaintiff and lead counsel, the plaintiffs are expected to file an amended complaint and the Company will respond. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. The Company cannot at this time determine the likelihood of any outcome or whether the impact will be material and, as of September 30, 2015, has no amounts accrued for potential damages in this case. An adverse outcome could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Corporate Overview

We develop, manufacture, market and distribute medical devices used in minimally invasive procedures within the cardiovascular system. Our products are sold in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, we acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, we acquired the Stellarex™ drug-coated balloon (“DCB”) assets from Covidien LP.

Our Vascular Intervention (“VI”) products include a range of laser catheters for ablation of blockages in arteries above and below the knee, AngioSculpt® scoring balloon catheters used in both peripheral and coronary procedures, and the Stellarex drug-coated balloon used in peripheral procedures. We also market support catheters to facilitate crossing of peripheral and coronary arterial blockages, and retrograde access and guidewire retrieval devices used in the treatment of peripheral arterial blockages, including chronic total occlusions. We market aspiration and cardiac laser catheters to treat blockages in the heart. Our Lead Management (“LM”) products include excimer laser sheaths, dilator sheaths, mechanical sheaths and accessories for the removal of pacemaker and defibrillator cardiac leads. We also sell, rent and service our CVX-300® laser systems.

During the nine months ended September 30, 2015, our disposable products generated 94% of our revenue, of which VI products accounted for 69% and LM products accounted for 31%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

During the nine months ended September 30, 2015, approximately half of our disposable product revenue was from products used with our proprietary CVX-300 excimer laser system. Our laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. Our excimer laser system is the only laser system approved in the United States, Europe, Japan, and Canada for use in multiple minimally invasive cardiovascular procedures.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

Acquisition of Stellarex™ Drug Coated Angioplasty Balloon Assets

On January 27, 2015, we completed the acquisition of Covidien’s Stellarex over-the-wire percutaneous transluminal angioplasty balloon catheter with a drug (paclitaxel) coated balloon assets. We paid $30 million in cash to acquire the DCB assets. In addition, Covidien agreed to retain certain liabilities relating to contingent payments that may become due in connection with regulatory approval and future revenue milestones for the DCB assets.

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

In addition to the FIH study, which is now complete, the Stellarex DCB is currently being studied in four active above-the-knee ILLUMENATE clinical trials:

•	The ILLUMENATE Pharmacokinetic Study is a study that evaluates the drug levels in the blood.

•	The ILLUMENATE Pivotal Trial is a randomized trial to support PMA in the U.S.

•	The ILLUMENATE European Randomized Trial is similar to the U.S. Pivotal trial.

•	The ILLUMENATE Global Registry is a non-randomized trial.

On July 29, 2015, we announced we completed enrollment of 300 subjects in the ILLUMENATE Pivotal Trial. Enrollment is now complete for all five studies in the ILLUMENATE series of clinical studies.

These five clinical trials will be used to evaluate the safety and effectiveness of the Stellarex DCB and are intended to support U.S. and Canada regulatory approval. We cannot predict the outcome of the active ILLUMENATE clinical trials, and the outcome of the FIH study is not necessarily predictive of the outcome of any other trials. There is no assurance that the ongoing trials will support approval, or that any anticipated time frame will be met.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Results of Operations

Financial Results by Operating Segment

Our two operating segments consist of U.S. Medical, which includes the U.S. and Canada, and International Medical, which includes Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. U.S. Medical also includes all costs for our corporate headquarters, research and development, and corporate administrative functions. The International Medical segment is engaged primarily in distribution activities, with no local manufacturing or product development functions. For the three and nine months ended September 30, 2015 and 2014, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. was allocated to International Medical based on a percentage of revenue because these expenses support our ability to generate revenue in the International Medical segment.

Summary financial information relating to operating segments is shown below. Intersegment transfers are excluded from the information provided (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Revenue
United States	$51,936	84%	$48,463	82%	$152,129	84%	$115,089	81%
International	9,724	16	10,323	18	28,630	16	26,866	19
Total revenue	$61,660	100%	$58,786	100%	$180,759	100%	$141,955	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating loss
United States	$(12,360)	$(12,937)	$(42,460)	$(24,524)
International	(67)	1,104	(450)	1,344
Total operating loss	$(12,427)	$(11,833)	$(42,910)	$(23,180)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended September 30, 2015 and 2014 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended September 30,
(Dollars in thousands)	2015	% of revenue (1)	2014	% of revenue (1)	change	% change
Revenue
Disposable products:
Vascular intervention	$40,370	65%	$36,576	62%	$3,794	10%
Lead management	17,961	29	17,569	30	392	2
Total disposable products	58,331	95	54,145	92	4,186	8
Laser, service, and other	3,329	5	4,641	8	(1,312)	(28)
Total revenue	61,660	100	58,786	100	2,874	5
Gross profit	45,851	74	43,086	73	2,765	6
Operating expenses
Selling, general and administrative	34,116	55	35,490	60	(1,374)	(4)
Research, development and other technology	15,926	26	7,573	13	8,353	110
Medical device excise tax	916	1	864	1	52	6
Acquisition transaction, integration and other costs	5,403	9	3,826	7	1,577	41
Intangible asset amortization	3,290	5	3,055	5	235	8
Contingent consideration expense	387	1	1,037	2	(650)	(63)
Change in fair value of contingent consideration liability	(4,256)	(7)	(1,064)	(2)	(3,192)	nm
Intangible asset impairment	2,496	4	4,138	7	(1,642)	nm
Total operating expenses	58,278	95	54,919	93	3,359	6
Operating loss	(12,427)	(20)	(11,833)	(20)	(594)	5
Other expense:
Interest expense	(1,884)	(3)	(1,801)	(3)	(83)	5
Foreign currency transaction loss	(6)	—	(122)	—	116	(95)
Loss before income taxes	(14,317)	(23)	(13,756)	(23)	(561)	4
Income tax expense	176	—	188	—	(12)	(6)
Net loss	$(14,493)	(24)%	$(13,944)	(24)%	$(549)	4%

Worldwide installed base of laser systems	1,372		1,236		136	11%
___________________________________
(1)     Percentage amounts may not add due to rounding.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 5% to $61.7 million for the three months ended September 30, 2015, compared with $58.8 million for the three months ended September 30, 2014. On a constant currency basis, revenue increased 7% (see the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure). The increase was primarily due to an increase in VI and LM disposables revenue, partially offset by a decrease in laser and related service revenue.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $3.8 million, or 10% (12% on a constant currency basis), to $40.4 million in the third quarter of 2015, compared with $36.6 million in the third quarter of 2014. The increase in VI revenue was driven primarily by unit volume increases in peripheral atherectomy products in both hospitals and office-based physician clinics in the U.S. and, to a lesser extent, unit volume increases in our coronary atherectomy products. In the U.S., we have additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products. In addition, a significant increase in outpatient hospital reimbursement for coronary interventions became effective January 1, 2015. The increases in peripheral atherectomy and coronary atherectomy revenue were partially offset by a small decrease in revenue related to AngioSculpt products.

LM revenue increased 2% (5% on a constant currency basis) to $18.0 million for the three months ended September 30, 2015, compared with $17.6 million for the three months ended September 30, 2014. The growth was primarily due to market penetration of our mechanical tools, which were launched in the third quarter of 2014.

Laser, service, and other revenue decreased 28% (26% on a constant currency basis), to $3.3 million in the third quarter of 2015, compared with $4.6 million in the third quarter of 2014, primarily due to lower sales of laser systems internationally.

We placed 41 laser systems with new customers during the three months ended September 30, 2015, compared with 52 laser systems during the three months ended September 30, 2014. The new placements this quarter brought our worldwide installed base of laser systems to 1,372 as of September 30, 2015, compared to 1,236 as of September 30, 2014.

Geographically, revenue in the U.S. increased 7% to $51.9 million for the three months ended September 30, 2015, compared with $48.5 million for the three months ended September 30, 2014, primarily due to an increase in VI revenue and, to a lesser extent, an increase in LM revenue, partially offset by a decline in laser revenue. International revenue was $9.7 million for the three months ended September 30, 2015, a decrease of 6% from the three months ended September 30, 2014, and an increase of 5% on a constant currency basis. The decrease in international revenue was primarily due to a decrease in laser revenue, notably in Japan, where we are transitioning to a volume-based laser placement model. This decrease was partially offset by increases in LM and Stellarex revenue.

Gross margin for the third quarter of 2015 was 74.4%, compared with 73.3% for the third quarter of 2014. The year-over-year increase was primarily due to the elimination of the amortization of the acquired inventory step-up adjustment, which impacted the margins in the third quarter of 2014 but had been fully amortized by the third quarter of 2015. Production efficiencies and a higher sales mix of disposable products also improved margins in the third quarter of 2015. These improvements were partially offset by unfavorable impacts of currency and the dilutive impact of establishing manufacturing operations for the Stellarex DCB product, which is early in its launch cycle with lower volumes and a short shelf life.

Operating expenses

Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses decreased 4% to $34.1 million for the three months ended September 30, 2015, compared with $35.5 million for the three months ended September 30, 2014, due primarily to an approximately $2.5 million decrease in performance-based variable compensation expense, partially offset by higher spending on the Stellarex launch in Europe and U.S. sales force additions. SG&A expenses represented 55% of revenue in the third quarter of 2015, compared with 60% of revenue in the third quarter of 2014.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Research, development and other technology. Research, development and other technology expenses of $15.9 million for the three months ended September 30, 2015 increased $8.4 million, or 110%, compared with the three months ended September 30, 2014. Costs associated with the Stellarex DCB research, development and clinical studies totaled $7.2 million for the three months ended September 30, 2015, or 86% of the increase. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. As a percentage of revenue, research, development and other technology expenses increased to 26% in the third quarter of 2015 from 13% in the third quarter of 2014.

Medical device excise tax. We incurred $0.9 million of expense attributed to the medical device excise tax during the three months ended September 30, 2015 and 2014.

Acquisition transaction, integration and other costs. We incurred $5.4 million of costs related to the AngioScore and Stellarex acquisitions in the three months ended September 30, 2015. Of this amount, $2.5 million comprised legal fees associated with the breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, including amounts advanced for attorneys’ fees and costs. This matter is further described in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this report. We also incurred $0.2 million of severance, retention and consulting costs for the ongoing integration of AngioScore, which is nearly complete. Stellarex acquisition costs of $2.7 million primarily consisted of non-recurring costs associated with establishing in-house manufacturing operations to support the Stellarex program. We expect integration costs to continue through 2015 as we integrate the operations of Stellarex.

In the three months ended September 30, 2014, we incurred $3.8 million of costs related to the AngioScore acquisition, consisting of legal fees associated with the breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, and severance, retention, training and consulting costs for the integration of AngioScore.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $3.3 million of amortization expense related to these intangible assets for the three months ended September 30, 2015, compared with $3.1 million for the three months ended September 30, 2014. The increase was due to the intangible assets acquired as part of the Stellarex acquisition. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Contingent consideration expense. For the three months ended September 30, 2015 and September 30, 2014, we recorded $0.4 million and $1.0 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year decrease in the expense was due to the adjustments to the contingent consideration liability related to the AngioScore acquisition during the second and third quarters of 2015. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Change in fair value of contingent consideration liability. During the three months ended September 30, 2015, we remeasured the contingent consideration liability related to the regulatory milestones included in the AngioScore acquisition to its fair value and reduced it by approximately $4.3 million as a result of a thorough analysis we performed related to the costs and efforts remaining to complete the Drug-Coated AngioSculpt (“DCAS”) projects, which are subject to contingent regulatory milestone payments. This analysis resulted in a determination that it was unlikely we would meet the regulatory milestones for two of the three DCAS projects within the time frame and with the expenditure of funds set forth in the acquisition agreement. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Intangible asset impairment. During the three months ended September 30, 2015, following the analysis of the contingent consideration liability discussed above, we recorded an intangible asset impairment of $2.5 million to record a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition. See Notes 2 and 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report. During the three months ended September 30, 2014, we recorded an impairment charge of approximately $4.1 million related to the intangible assets acquired from Upstream, based on their updated fair value using revised cash flow assumptions related to those assets.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Other expense

Interest expense. Interest expense increased by $0.1 million to $1.9 million for the three months ended September 30, 2015 from $1.8 million for the three months ended September 30, 2014. The slight increase was related to the borrowings on the revolving line of credit, as the Company had no line of credit borrowings in the 2014 period.

Loss before income taxes

Pre-tax loss for the three months ended September 30, 2015 was $14.3 million, compared with a pre-tax loss of $13.8 million for the three months ended September 30, 2014.

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

We recorded income tax expense of $0.2 million for the three months ended September 30, 2015 and 2014, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss
As a result of the items discussed above, we recorded a net loss for the three months ended September 30, 2015 of $14.5 million, or $0.34 per share, compared with a net loss of $13.9 million, or $0.33 per share, for the three months ended September 30, 2014.

Non-GAAP net loss

Non-GAAP net loss was $7.2 million, or $0.17 per share, for the three months ended September 30, 2015, compared with a non-GAAP net loss of $1.9 million, or $0.05 per share, for the three months ended September 30, 2014. Non-GAAP net loss is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The functional currency of our foreign operations generally is the applicable local currency. All revenue and expenses are translated to U.S. dollars in the consolidated statements of operations and comprehensive loss using weighted average exchange rates during the period. The decrease in foreign currency rates against the U.S. dollar during the three months ended September 30, 2015, compared with the three months ended September 30, 2014 caused a decrease in consolidated revenue of approximately $1.1 million and a decrease in consolidated net income of approximately $0.4 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the nine months ended September 30, 2015 and 2014 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
(Dollars in thousands)	2015	% of revenue (1)	2014	% of revenue (1)	change	% change
Revenue
Disposable products revenue:
Vascular intervention	$117,513	65%	$79,093	56%	$38,420	49%
Lead management	51,649	29	48,153	34	3,496	7
Total disposable products	169,162	94	127,246	90	41,916	33
Laser, service, and other	11,597	6	14,709	10	(3,112)	(21)
Total revenue	180,759	100	141,955	100	38,804	27
Gross profit	133,983	74	105,415	74	28,568	27
Operating expenses
Selling, general and administrative	106,620	59	91,682	65	14,938	16
Research, development and other technology	47,847	26	19,364	14	28,483	147
Medical device excise tax	2,543	1	1,977	1	566	29
Acquisition transaction, integration and other costs	26,900	15	8,055	6	18,845	234
Intangible asset amortization	10,072	6	3,328	2	6,744	203
Contingent consideration expense	2,471	1	1,115	1	1,356	122
Change in fair value of contingent consideration liability	(22,056)	(12)	(1,064)	(1)	(20,992)	nm
Intangible asset impairment	2,496	1	4,138	3	(1,642)	nm
Total operating expenses	176,893	98	128,595	91	48,298	38
Operating loss	(42,910)	(24)	(23,180)	(16)	(19,730)	85
Other expense:
Interest expense	(5,406)	(3)	(2,289)	(2)	(3,117)	136
Foreign currency transaction loss	(255)	—	(120)	—	(135)	113
Loss before income taxes	(48,571)	(27)	(25,589)	(18)	(22,982)	90
Income tax expense (benefit)	443	—	(685)	—	1,128	(165)
Net loss	$(49,014)	(27)%	$(24,904)	(18)%	$(24,110)	97%

Worldwide installed base of laser systems	1,372		1,236		136	11%
___________________________________
(1) Percentage amounts may not add due to rounding.
nm = not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

Revenue increased 27% (30% on a constant currency basis) to $180.8 million for the nine months ended September 30, 2015, compared with $142.0 million for the nine months ended September 30, 2014. The increase was primarily due to revenue from AngioSculpt disposable products, which we began selling in the third quarter of 2014 following the acquisition of AngioScore on June 30, 2014, and an increase in VI and LM disposables revenue, partially offset by a decrease in laser and related service revenue. Excluding revenue from AngioSculpt products, revenue increased 9% (11% on a constant currency basis).

VI revenue increased $38.4 million, or 49% (50% on a constant currency basis), to $117.5 million for the first nine months of 2015, compared with $79.1 million for the first nine months of 2014, primarily due to revenue from AngioSculpt products of $42.6 million. Excluding revenue from AngioSculpt products, VI revenue increased 17% (18% on a constant currency basis). The increase in VI revenue excluding AngioSculpt was driven primarily by unit volume increases in peripheral atherectomy products in both hospitals and office-based physician clinics in the U.S. and, to a lesser extent, unit volume increases in our coronary atherectomy products. In the U.S., we have additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products. In addition, a significant increase in outpatient hospital reimbursement for coronary interventions became effective January 1, 2015.

LM revenue grew 7% (10% on a constant currency basis) to $51.6 million for the nine months ended September 30, 2015, compared with $48.2 million for the nine months ended September 30, 2014. The growth was primarily due to market penetration of our mechanical tools, which were launched in the third quarter of 2014.

Laser, service, and other revenue decreased 21% (18% on a constant currency basis) to $11.6 million for the nine months ended September 30, 2015, compared with $14.7 million for the nine months ended September 30, 2014, primarily due to lower sales of laser systems internationally.

We placed 144 laser systems with new customers during the nine months ended September 30, 2015, compared with 135 during the nine months ended September 30, 2014. The new placements during the nine months ended September 30, 2015 brought our worldwide installed base of laser systems to 1,372 as of September 30, 2015, compared to 1,236 as of September 30, 2014.

Geographically, revenue in the U.S. increased 32% to $152.1 million for the nine months ended September 30, 2015, compared with $115.1 million for the nine months ended September 30, 2014, primarily due to an increase in VI revenue, including revenue from AngioSculpt products. International revenue totaled $28.6 million, an increase of 7% from the first nine months of 2014, or 19% on a constant currency basis. The increase in international revenue was primarily due to an increase in VI revenue, including revenue from AngioSculpt and Stellarex products, in addition to an increase in LM revenue for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014. These increases were partially offset by a decrease in laser revenue internationally, notably in Japan, where we are transitioning to a volume-based laser placement model.

Gross margin was 74% for the nine months ended September 30, 2015 and 2014. Year-over-year, the elimination of the amortization of the acquired inventory step-up adjustment, which impacted the margins in 2014 but was fully amortized in January 2015, resulted in an improvement in gross margin. Production efficiencies and a higher sales mix of disposable products also improved margins in the first nine months of 2015, compared to the nine months ended September 30, 2014. These improvements were offset by unfavorable impacts of currency and the dilutive impact of establishing manufacturing operations for the Stellarex DCB product, which is early in its launch cycle with lower volumes and a short shelf life.

Operating expenses

Selling, general and administrative. SG&A expenses increased 16% to $106.6 million for the nine months ended September 30, 2015, compared with $91.7 million for the nine months ended September 30, 2014, primarily due to the expansion of our sales teams related to the AngioScore acquisition and the expansion of our sales team in Europe in early 2015

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

to support sales of the Stellarex DCB products. In addition, general and administrative personnel expenses increased in 2015 due to our organizational growth, partially offset by a decrease in performance-based variable compensation expense. SG&A expenses represented 59% of revenue for the first nine months of 2015, compared with 65% of revenue for the first nine months of 2014.

Research, development and other technology. Research, development and other technology expenses of $47.8 million for the nine months ended September 30, 2015 increased $28.5 million, or 147%, compared with the nine months ended September 30, 2014. Costs associated with the Stellarex DCB research, development and clinical studies totaled $22.3 million for the nine months ended September 30, 2015, or 78% of the increase. As a percentage of revenue, research, development and other technology expenses increased to 26% in the first nine months of 2015 from 14% in the first nine months of 2014.

Medical device excise tax. We incurred $2.5 million of expense attributed to the medical device excise tax during the nine months ended September 30, 2015, compared with $2.0 million during the nine months ended September 30, 2014. The increase in the medical device excise tax was due to increased revenue, including revenue from the AngioScore products, in the nine months ended September 30, 2015.

Acquisition transaction, integration and other costs. We incurred $26.9 million of costs related to the AngioScore and Stellarex acquisitions during the nine months ended September 30, 2015. Of this amount, $18.9 million comprised legal fees associated with a breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, including amounts advanced for attorneys’ fees and costs. This matter is further described in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this report. We also incurred $1.4 million of severance, retention and consulting costs for the ongoing integration of AngioScore, which is nearly complete. Stellarex acquisition costs of $6.6 million primarily consisted of investment banking and legal fees and non-recurring costs associated with establishing in-house manufacturing operations to support the Stellarex program. We expect integration costs to continue through 2015 as we integrate the operations of Stellarex.

In the nine months ended September 30, 2014, we incurred $8.1 million of costs related to the AngioScore acquisition, consisting primarily of investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. In addition, these costs included legal fees associated with a breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff.

Intangible asset amortization. We recorded $10.1 million of amortization expense related to the intangible assets acquired as part of recent acquisitions for the nine months ended September 30, 2015, compared with $3.3 million for the nine months ended September 30, 2014. The increase was due to the intangible assets acquired as part of the AngioScore and Stellarex acquisitions.

Contingent consideration expense. During the nine months ended September 30, 2015 and September 30, 2014, we recorded $2.5 million and $1.1 million of contingent consideration expense, respectively, related to the increase in that liability due to the passage of time (i.e., accretion). The increase was due to the contingent consideration liability incurred as part of the AngioScore acquisition. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Change in fair value of contingent consideration liability. During the nine months ended September 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $22.1 million. This reduction was the result of a $17.8 million adjustment made in the second quarter of 2015 for a decrease in our revenue estimates for the AngioSculpt products and a $4.3 million adjustment made in the third quarter of 2015. The $4.3 million adjustment in the third quarter of 2015 was the result of a thorough analysis we performed related to the costs and efforts remaining to complete the DCAS projects, which are subject to contingent regulatory milestone payments. This analysis resulted in a determination that it was unlikely we would meet the regulatory milestones for two of the three DCAS projects within the time frame and with the expenditure of funds set forth in the acquisition agreement. See Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Intangible asset impairment. During the nine months ended September 30, 2015, following the analysis of the contingent consideration liability discussed above, we recorded an intangible asset impairment of $2.5 million to record a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition. See Notes 2 and 5 to the condensed consolidated financial statements included in Part I, Item 1 of this report. During the nine months ended September 30, 2014, we recorded an impairment charge of approximately $4.1 million related to the intangible assets acquired from Upstream, based on their updated fair value using revised cash flow assumptions related to those assets.

Other expense

Interest expense. Interest expense increased by $3.1 million to $5.4 million for the nine months ended September 30, 2015 from $2.3 million for the nine months ended September 30, 2014. The year-over-year increase was related to the convertible notes issued in June 2014, including amortization of debt issuance costs, as well as the borrowings on the revolving line of credit, as the Company had no line of credit borrowings during the 2014 period.

Foreign currency transaction loss. The foreign currency transaction loss of $0.3 million for the nine months ended September 30, 2015 resulted from intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, due to a weakening of the euro in the first nine months of 2015.

Loss before income taxes

The pre-tax loss for the nine months ended September 30, 2015 was $48.6 million, compared with a pre-tax loss of $25.6 million for the nine months ended September 30, 2014.

Income taxes

We recorded income tax expense of $0.4 million for the nine months ended September 30, 2015, consisting of current foreign and state income tax expense and deferred federal income tax expense. During the nine months ended September 30, 2014, our income tax benefit of $0.7 million consisted of a tax benefit of approximately $1.3 million that was partially offset by current foreign and state income tax expense and deferred federal income tax expense. The $1.3 million tax benefit resulted from a partial release of the valuation allowance against our deferred tax assets related to the AngioScore acquisition. See Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Net loss

As a result of the items discussed above, we recorded a net loss for the nine months ended September 30, 2015 of $49.0 million, or $1.16 per share, compared with a net loss of $24.9 million, or $0.60 per share, in the nine months ended September 30, 2014.

Non-GAAP net loss
Non-GAAP net loss for the nine months ended September 30, 2015 was $28.9 million, or $0.68 per share, compared with non-GAAP net loss of $9.6 million, or $0.23 per share, for the nine months ended September 30, 2014. See “Non-GAAP Financial Measures” below for a reconciliation of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods and a discussion of how we use the non-GAAP net loss financial measure.

Functional currency

The decrease in foreign currency rates against the U.S. dollar during the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014 caused a decrease in consolidated revenue of approximately $3.3 million and a decrease in consolidated net income of approximately $1.1 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $41.7 million, a decrease of $53.8 million from $95.5 million at December 31, 2014. We used $30 million of cash to acquire the Stellarex DCB assets in January 2015. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

On June 26, 2015, we entered into a Third Amendment to Credit and Security Agreement (the “Third Amendment”) with Wells Fargo Bank, National Association (“Wells Fargo”) for a four-year term. The Third Amendment amends the Credit and Security Agreement, dated February 25, 2011, between the Company and Wells Fargo, as amended (as so amended, the “Credit Agreement”). The Third Amendment, among other things, (i) increases the maximum availability under the revolving line of credit from $15 million to $65 million, subject to limits imposed by the borrowing base, and adds a $15 million uncommitted accordion feature, (ii) lowers the interest rate from 3-month LIBOR plus 2.75-3.25% (based on net income) to 3-month LIBOR plus 2.00-2.50% (based on liquidity), (iii) expands the borrowing base to include certain foreign accounts, equipment and real property, in addition to accounts receivable and inventory, and (iv) as the sole financial covenant, requires that we maintain minimum liquidity of $25 million.

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

The line of credit had an outstanding balance of $23.1 million as of September 30, 2015. Availability under the line of credit is subject to a borrowing base limitation, which was approximately $31.4 million based on our accounts receivable and inventory balances as of September 30, 2015. We are required to maintain $5.0 million of availability on the line of credit, and therefore our actual borrowing capacity was $26.4 million as of September 30, 2015. We may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

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

We may need or seek additional funding in the future. If we require additional working capital to fund operations and any future acquisitions, we may access available borrowings under our revolving line of credit with Wells Fargo. We are in negotiations to secure additional debt financing that we anticipate will provide additional liquidity beyond our anticipated U.S. Stellarex launch in 2017. We have an effective automatic shelf registration statement on file with the SEC under which we may issue, from time to time, senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Although the shelf registration statement does not limit our issuance capacity, our ability to issue securities is limited to the authority granted by our Board of Directors, and our ability to issue debt securities is limited by certain covenants in the Credit Agreement. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Operating Activities. For the nine months ended September 30, 2015, cash used in operating activities totaled $42.8 million compared to cash used in operating activities of $12.9 million for the nine months ended September 30, 2014. The increase in the use of cash from operations was primarily due to the increased net loss for the nine months ended September 30, 2015. The primary sources and uses of cash were:

(1)
Our net loss of $49.0 million included approximately $13.5 million of non-cash expenses. Non-cash expenses primarily included $19.7 million of depreciation and amortization, $9.0 million of stock-based compensation and

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

$2.5 million of contingent consideration expense, partially offset by a $22.1 million change in fair value of the contingent consideration liability.

(2)	Cash used as a result of the net change in operating assets and liabilities of approximately $7.3 million was primarily due to:

•	An increase in equipment held for rental or loan of $10.0 million as a result of placement activity of our laser systems through our rental and evaluation programs;

•	An increase in inventory of approximately $1.7 million, primarily due to increased sales demand and higher disposables and laser production; and

•	An increase in other assets of approximately $0.7 million.

These uses of cash were partially offset by:

•	An increase in accounts payable and accrued liabilities of $2.6 million, primarily due to the timing of vendor payments;

•	A decrease in prepaid expenses and other current assets of $2.1 million, primarily due to the collection of escrow payments related to legal fees advanced; and

•	A decrease in accounts receivable of approximately $0.7 million, primarily due to a slight decrease in days sales outstanding.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter. The decrease in days sales outstanding for the nine months ended September 30, 2015 was primarily due to increased collections from slower-paying customers. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory. The decrease in inventory turns for the nine months ended September 30, 2015 was primarily due to an increase in finished goods based on anticipated higher revenue in 2015 and the acquired Stellarex inventory.

	September 30, 2015	December 31, 2014
Days Sales Outstanding	58	59
Inventory Turns	2.3	2.5

Investing Activities. For the nine months ended September 30, 2015, cash used by investing activities was $38.3 million, consisting of the payment for the Stellarex acquisition of $30.0 million, and capital expenditures of $8.3 million. This compared with cash used by investing activities of $239.1 million in the nine months ended September 30, 2014, consisting of $234.0 million of payments for the AngioScore acquisition and $5.1 million of capital expenditures. The capital expenditures for the nine months ended September 30, 2015 and 2014 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2015 was $27.5 million, consisting of draws on the line of credit, net, of $23.1 million and the exercise of stock options and sales of common stock under our employee stock purchase plan of $4.5 million. In the nine months ended September 30, 2015, we paid $0.1 million in contingent consideration payments. In the nine months ended September 30, 2014, cash provided by financing activities was $227.0 million, consisting of net proceeds from the issuance of convertible debt of $222.5 million and the exercise of stock options and sales of common stock under our employee stock purchase plan of $4.5 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

At September 30, 2015, we had no significant capital lease obligations.

Future Investments and Contingent Consideration Related to Acquisitions

As planned, the Stellarex acquisition will require substantial investments, primarily within research, development and clinical trials. We are in the early stages of integration of Stellarex, and as integration proceeds, the amount of these investments may change. We currently anticipate a loss related to the Stellarex acquisition and operations of approximately $44 million for the year ending December 31, 2015, of which $33.2 million was incurred in the nine months ended September 30, 2015.

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

As of September 30, 2015, the contingent consideration liability related to the AngioScore acquisition was approximately $8.2 million. See further discussion in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	September 30, 2015			September 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$51,936	$—	$51,936	$48,463	7%	7%
International	9,724	1,066	10,790	10,323	(6)%	5%
Total revenue	$61,660	$1,066	$62,726	$58,786	5%	7%

	Nine Months Ended
	September 30, 2015			September 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$152,129	$—	$152,129	$115,089	32%	32%
International	28,630	3,342	31,972	26,866	7%	19%
Total revenue	$180,759	$3,342	$184,101	$141,955	27%	30%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	September 30, 2015			September 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention	$40,370	$433	$40,803	$36,576	10%	12%
Lead management	17,961	518	18,479	17,569	2%	5%
Laser, service, and other	3,329	115	3,444	4,641	(28)%	(26)%
Total revenue	$61,660	$1,066	$62,726	$58,786	5%	7%

	Nine Months Ended
	September 30, 2015			September 30, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention, ex-AngioSculpt	$74,899	$938	$75,837	$64,151	17%	18%
AngioSculpt	42,614	480	43,094	14,942	185%	188%
Total Vascular intervention	$117,513	$1,418	$118,931	$79,093	49%	50%
Lead management	51,649	1,524	53,173	48,153	7%	10%
Laser, service, and other	11,597	400	11,997	14,709	(21)%	(18)%
Total revenue	$180,759	$3,342	$184,101	$141,955	27%	30%
Total revenue ex-Angiosculpt	$138,145	$2,862	$141,007	$127,013	9%	11%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss, as reported	$(14,493)	$(13,944)	$(49,014)	$(24,904)
Acquisition transaction, integration and other costs (1)	5,403	3,826	26,900	8,055
Amortization of acquired inventory step-up (2)	—	1,014	251	1,014
Acquisition-related intangible asset amortization (3)	3,290	3,055	10,072	3,328
Contingent consideration expense (4)	387	1,037	2,471	1,115
Change in fair value of contingent consideration liability (5)	(4,256)	(1,064)	(22,056)	(1,064)
Intangible asset impairment (5)	2,496	4,138	2,496	4,138
Release of valuation allowance related to AngioScore acquisition (6)	—	—	—	(1,266)
Non-GAAP net loss	$(7,173)	$(1,938)	$(28,880)	$(9,584)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss per share, as reported	$(0.34)	$(0.33)	$(1.16)	$(0.60)
Acquisition transaction, integration and other costs (1)	0.13	0.09	0.63	0.19
Amortization of acquired inventory step-up (2)	—	0.02	0.01	0.02
Acquisition-related intangible asset amortization (3)	0.08	0.07	0.24	0.08
Contingent consideration expense (4)	0.01	0.02	0.06	0.03
Change in fair value of contingent consideration liability (5)	(0.10)	(0.03)	(0.52)	(0.03)
Intangible asset impairment (5)	0.06	0.10	0.06	0.10
Release of valuation allowance related to AngioScore acquisition (6)	$—	$—	$—	$(0.03)
Non-GAAP net loss per share (7)	$(0.17)	$(0.05)	$(0.68)	$(0.23)
_________________

1)
Acquisition transaction, integration and other costs relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $1.2 million in the three months ended September 30, 2014, and $2.5 million and $18.9 million in the three and nine months ended September 30, 2015, respectively, for legal fees, including legal fees and costs advanced, associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

4)
Contingent consideration expense represents the accretion of the estimated contingent consideration liability related to future amounts payable to former AngioScore stockholders primarily based on sales of the AngioScore products and achievement of regulatory milestones.

5)
During the three months ended September 30, 2015, we remeasured the contingent consideration liability related to the AngioScore regulatory milestones to its fair value and reduced it by approximately $4.3 million. The intangible asset impairment of $2.5 million was to record a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition.

During the three months ended June 30, 2015, we remeasured the contingent consideration liability related to the future AngioScore revenue-related payments to its fair value and reduced it by approximately $17.8 million. This reduction was the result of a decrease in our revenue estimates for the AngioSculpt products.

6)
Income tax benefit for the nine months ended September 30, 2014 included a tax benefit of $1.3 million resulting from a reduction in the valuation allowance against our deferred tax assets related to the acquisition of AngioScore.

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

•
Amortization expense, while not requiring cash settlement, is an ongoing and recurring expense and has a material impact on GAAP net income or loss and reflects costs to us not reflected in non-GAAP net loss. The intangible asset impairment, while not requiring cash settlement, reflects an economic cost to us not reflected in non-GAAP net loss.

•
Items such as the acquisition transaction and integration costs, contingent consideration expense and the change in fair value of contingent consideration liability excluded from non-GAAP net loss can have a material impact on cash flows and GAAP net loss and reflect economic costs to us not reflected in non-GAAP net loss.

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

Our critical accounting policies and estimates are included in our 2014 Annual Report on Form 10-K. During the nine months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates.

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

Our reporting currency is the U.S. dollar and our exposure to foreign currency risk is primarily related to sales of our products in Europe, which are denominated primarily in the euro and translated into U.S. dollars. Changes in the exchange rate between the euro and the U.S. dollar could positively or adversely affect our revenue and net (loss) income. Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets. Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses. The decrease in foreign currency rates against the U.S. dollar during the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014 caused a decrease of approximately $3.3 million in consolidated revenue and a decrease of approximately $1.1 million in consolidated net income.

Based on our overall foreign currency exchange rate exposure as of September 30, 2015, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the nine months ended September 30, 2015 of approximately $1.7 million, and a 20% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the nine months ended September 30, 2015 of approximately $3.4 million.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2015.

On June 30, 2014, we completed our acquisition of AngioScore Inc., which is now our wholly-owned subsidiary and a “significant subsidiary” as defined by Rule 1-02 of Regulation S-X promulgated by the SEC. We have integrated AngioScore’s operations with our operations, including integration of financial reporting processes and procedures and internal controls over financing reporting. As we integrated AngioScore’s business into ours, we added or enhanced certain internal controls primarily relating to consignment inventory. Prior to the acquisition of AngioScore, our consignment inventory was not material. Other than this enhancement, there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Certain critical components used in manufacturing our products may be subject to supply shortages, which could subject our business to the risk of price increases and delays in the delivery of our products. There is a shortage of neon gas, which is affecting the laser industry. Neon gas is used in our CVX-300 excimer laser system. Although our supplier has assured us it can still supply us with neon gas to satisfy our current needs, we have experienced substantial price increases related to our neon gas supply. If we are unable to continue obtaining components from our suppliers in the quantities we require, on a timely basis, and at acceptable prices, then we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could reduce our product sales, increase our costs, and harm our business. Moreover, if any of our suppliers become unable to supply our required materials, then we may need to find new suppliers, which could take significant time and could disrupt our production. As a result, we could experience significant delays in manufacturing and delivering our products to customers. We cannot assure you we can continue obtaining required materials that are in short supply, such as neon gas, within the time frames we require at an affordable cost, if at all.

We have been named as a defendant in a securities class action lawsuit that may result in substantial costs and could divert management’s attention.

On August 27, 2015, a stockholder filed a purported shareholder class action against us and certain of our officers in the U.S. District Court for the District of Colorado alleging violations of Sections 10(b) and 20(a) of the Exchange Act based on alleged statements made by us between February 19, 2015 and July 23, 2015. Plaintiff seeks unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. The court will consider motions for the appointment of lead plaintiff and lead counsel in the near future. After the court appoints the lead plaintiff and lead counsel, we expect the plaintiff to file an amended complaint and we will respond.

We are not able to predict the ultimate outcome of this action. It is possible it could be resolved adversely to us, result in substantial costs, and divert management’s attention and resources, which could harm our business. While we maintain director and officer liability insurance and have submitted this claim to our carriers who have acknowledged coverage and reserved their rights under the policies, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition, could subject us to adverse publicity, and require us to incur significant legal fees.

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

10.1*#	Offer Letter dated as of August 21, 2015, by and among The Spectranetics Corporation and Stacy P. McMahan

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith
#    Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

October 29, 2015	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

October 29, 2015	/s/ Stacy P. McMahan
Stacy P. McMahan
Chief Financial Officer