Form 10-K
period 2015-12-31
SPECTRANETICS CORP
filed 2016-02-26
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
The aggregate market value of the voting stock of the Registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $963,268,366, as computed by reference to the closing sale price of the voting stock held by non-affiliates on such date. As of February 22, 2016, there were outstanding 42,699,239 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 29, 2016, are incorporated by reference into Part III as specified herein.

ii

PART I

The information in this annual report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that section. Forward-looking statements in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note they speak only as of the date hereof. Factors that could cause actual results to differ materially from those set forth in the forward-looking statements are in the risk factors listed from time to time in our filings with the SEC and those set forth in Item 1A, “Risk Factors.” We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events. Some industry and market data in this annual report on Form 10-K are based on independent industry publications, including those generated by the Millennium Research Group and IMS Health, or other publicly available information. This information involves several assumptions and limitations. Although we believe that each source is reliable as of its respective date, we have not independently verified the accuracy or completeness of this information. Certain percentage amounts included herein may not add due to rounding.

ITEM 1.    Business

The Company

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. The innovative products and services we offer are divided into three categories:

•
Vascular Intervention (“VI”): Our broad portfolio of VI devices consists of laser and aspiration catheters, AngioSculpt® scoring balloon catheters, which are the specialty balloon market leader, support catheters, and the Stellarex™ drug-coated balloon (“DCB”) catheters.

•
Lead Management (“LM”): We are a global leader in devices for the removal of pacemaker and defibrillator cardiac leads. Our primary LM devices consist of our excimer laser sheaths, non-laser mechanical sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

•
Laser, service, and other: Our proprietary excimer laser system, the CVX-300®, is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures. We sell, rent and service our CVX-300 laser systems.

On January 27, 2015, we acquired certain assets and liabilities related to Covidien LP’s Stellarex™ (“Stellarex”) over the wire percutaneous transluminal angioplasty balloon catheter with a paclitaxel coated balloon. The Stellarex DCB platform is designed to treat peripheral arterial disease and currently is cleared for use in Europe. Stellarex uses EnduraCoat™ technology, a durable, uniform coating designed to prevent drug loss during transit and facilitate controlled, efficient drug delivery to the treatment site.

On June 30, 2014, we completed our acquisition of AngioScore Inc., the U.S. market leader in specialty scoring balloon catheters. AngioScore develops, manufactures and markets the AngioSculpt scoring balloon catheter for the treatment of peripheral and coronary disease. The AngioSculpt catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters and rotational atherectomy. The AngioSculpt technology platform includes three models of coronary catheters and one model of peripheral catheters of various sizes and lengths. AngioScore is also developing the Drug-Coated AngioSculpt (“DCAS”), which is expected to be the world’s first drug-coated scoring balloon to treat coronary disease.

Our disposable devices include VI and LM products. For the year ended December 31, 2015, our disposable products generated 94% of our consolidated revenue, of which VI accounted for 66% and LM accounted for 28%. The remainder of our revenue is derived from sales and rental of our laser systems and related service.

Our two operating segments are United States Medical and International Medical. United States Medical includes direct sales operations in the United States and Canada. International Medical includes our sales presence in over 65 countries outside of the U.S. and Canada, including our direct sales operations in certain countries in Europe and Puerto Rico and a network of approximately 60 distributors. Total international revenue in 2015 was 16% of our consolidated revenue.

Our business strategy emphasizes:

•
Saving lives and limbs: We focus on inventing and delivering technology that enables physicians to complete procedures confidently and successfully, as well as treating cardiovascular disease and its complications. We want patients to live life fully, free from health conditions that stand in the way.

•	Proven solutions: At Spectranetics, we focus on proven algorithms of treatment for the most complex and challenging cardiovascular cases.

•	Expanding our reach: We thoughtfully invest to broaden our solutions portfolio and deliver answers to complex diseases through:

▪	organic growth through new product development;

▪	new clinical indications for our existing products;

▪	continued execution of our commercial, educational, and clinical programs;

▪	acquisitions that leverage our current customer base and expand our portfolio of products;

▪	capitalizing on our expanded U.S. sales force in both VI and LM; and

▪	continued global expansion.

Vascular Intervention Products

We are dedicated to helping physicians cross, prepare and treat complex clinical challenges of peripheral and coronary artery disease. We provide a comprehensive portfolio of clinical solutions designed to eradicate restenosis, modify all plaque and reduce amputations. We partner with physicians to successfully treat challenging vascular conditions at every stage.

Peripheral Vascular Intervention Products

Peripheral artery disease (“PAD”) is characterized by clogged or obstructed arteries in the lower extremities. The resulting lack of blood flow can cause leg pain, cramping and weakness, and lead to tissue loss or, in very extreme cases, amputation. PAD is a global pandemic estimated to impact over 200 million people in the world, growing 25% from 2000 to 2010. In the U.S. and Europe alone, 25 million people are afflicted with PAD; however, only 10 million of these patients suffer from typical symptoms such as leg pain while walking or resting. PAD patients are underdiagnosed and undertreated with as few as one million patients receiving endovascular treatment each year, according to internal estimates using leading market research data. Of these patients, an estimated 875,000 are treated with percutaneous transluminal angioplasty (“PTA”) or stents while an estimated 125,000 patients are treated with atherectomy. An additional 400,000 to 500,000 PAD patients annually undergo bypass surgery or amputation in the U.S. and Europe.

Research shows that nearly half of all amputations occur without appropriate diagnostics and consideration of minimally invasive treatment options, leading to unnecessary amputations. This has a tremendous impact on patient quality of life, five-year mortality and healthcare economics. According to internal estimates, reducing amputations by 25% could save $3 billion in treatment and follow-up costs annually in the U.S. alone.

We believe that physicians, including interventional cardiologists, vascular surgeons, and interventional radiologists, prefer minimally invasive solutions to treat PAD when appropriate for the patient. Our focus and core competency is providing solutions for three complex conditions in PAD: chronic total occlusions (“CTO”), in-stent restenosis (“ISR”), and critical limb ischemia (“CLI”). We provide sound clinical solutions to cross, prepare and treat the lesion, thereby restoring blood flow and delivering the best long term outcomes for our customers’ patients.

Crossing the Lesion

Spectranetics is the U.S. market leader in support catheters, according to IMS Health data. To treat PAD, a physician must first cross the lesion with an interventional guidewire. Physicians encounter a CTO, which is a complete or near-complete blockage of a blood vessel, in approximately 40% of PAD procedures and as high as 80% in advanced CLI cases. The interventional procedure, whether atherectomy, balloon dilation, or stent placement, cannot occur without first crossing the lesion. Our crossing solutions products support vascular access in the arterial system to enable both coronary and peripheral interventions. Our primary crossing solutions products include the Quick-Cross™, Quick-Cross Select, and Quick-Cross Extreme. These solutions provide directional support, transmission, columnar strength, and the ability to gain access into difficult branched anatomy.

Preparing the Vessel

Our laser atherectomy and AngioSculpt specialty scoring balloon catheter vessel preparation technologies are a core part of our business. Vessel preparation can be advantageous to maximize the benefit of vascular treatments, whether stents, DCBs or covered stent platforms. We believe that our vessel preparation portfolio of products is uniquely aligned to overcome the complex challenges our physician customers routinely face.

Laser atherectomy has been approved or cleared by the Food and Drug Administration (“FDA”) for peripheral stenoses and occlusions, both as a stand-alone treatment and as an adjunctive treatment with other therapies, such as balloons and stents. In the periphery, laser catheters are often used as an alternative to stents and other atherectomy devices. Our Turbo-Elite™, Turbo-Tandem™ and Turbo-Power™ catheters are approved to treat stenoses and occlusions within the arteries of the leg both above and below the knee.

We offer our laser catheters in sizes ranging from 0.9 to 2.5 millimeters in diameter, enabling physicians to treat both smaller and larger diameter arteries. Our single-use laser catheters contain up to 250 small-diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter. We believe our laser system and Turbo-Elite, Turbo-Tandem and Turbo-Power catheter technology offer several patient benefits, including a minimally invasive alternative to bypass surgery and amputation, predictable outcomes in addressing PAD, short procedure time and a robust safety profile. Our laser catheter is inserted into an artery through a small incision and then guided to the site of the blockage or lesion under x-ray guidance using conventional angioplasty tools. When the tip of the laser catheter has been placed at the site of the blockage or lesion, the physician activates the laser to ablate the lesion. Our laser generates minimal heat and is a contact ablation laser that only ablates materials within 50 microns (approximately the width of a human hair) ahead of the laser tip. It can break down the molecular bonds of plaque, moderate calcium and thrombus into particles, most of which are smaller than red blood cells, without significant thermal damage to surrounding tissue.

The acquisition of AngioScore expanded our portfolio of products for both vessel preparation and vessel treatment. The AngioSculpt scoring balloon catheter combines a semi-compliant balloon with a nitinol scoring element to address specific limitations of conventional balloon angioplasty catheters, including a lower occurrence of flow-limiting dissections and balloon slippage. It is often used for the vessel preparation of complex lesions in the arteries of the leg, including predilation of highly calcified, diffuse or complex de novo, restenotic and ISR lesions. The AngioSculpt peripheral scoring balloon platform includes catheters of various sizes and lengths to treat PAD both above and below the knee.

In July 2014, we launched the 200 mm length AngioSculpt scoring balloon catheters, which incorporate 200 mm balloons in diameters of 4.0, 5.0 and 6.0 mm with a novel scoring element specifically designed for these longer balloons. The devices are particularly useful in preparing and/or final dilation of the typical complex and long lesions found above the knee. In 2015, we launched 7 and 8 mm diameter AngioSculpt scoring balloons for use in larger vessels of the leg such as the common femoral and iliac arteries. The device is also used to open hemodialysis access sites, particularly those lesions that are resistant to plain old balloon angioplasty and require higher pressure dilation. It is believed that as many as 20% of revision endovascular treatments involve these more complex lesions.

Treating the Vessel

Physicians typically treat PAD by using balloon angioplasty (either a scoring balloon, DCB or PTA), or by placing a stent (either drug-coated, bare metal or covered). The acquisition of AngioScore in 2014 augmented our portfolio of products to treat vascular lesions. AngioSculpt peripheral scoring balloon catheters can be used for treatment of many lesion types, including highly calcified lesions, non-stent zones, and in-stent or native-vessel restenotic disease.

The acquisition of the Stellarex DCB in January 2015 further complemented our portfolio of products to treat PAD. Stellarex uses EnduraCoat technology, a durable, uniform coating designed to prevent drug loss during transit and facilitate controlled, efficient drug delivery to the treatment site. Stellarex received Conformité Européene (“CE”) mark in the European Union in December 2014. In 2015, Spectranetics completed enrollment in the ILLUMENATE Pivotal clinical study, a prospective, randomized controlled, multicenter study designed to assess the clinical performance of Stellarex. Completion of enrollment is a significant step toward FDA premarket approval, which we expect will be filed after one-year follow-up visits with all patients are completed.

Differentiated Solutions for Treatment of Important and Complex PAD Patients

We have uniquely aligned our portfolio to deliver meaningful solutions to treat complex conditions including ISR and CLI.

In-Stent Restenosis (“ISR”). Physicians frequently implant stents to open obstructed blood vessels in patients suffering from PAD. Although stents deliver improved overall outcomes compared to PTA treatment, it is common for a return of the blockage to occur within the stent (ISR), which is therapeutically challenging. Once ISR develops, there is a high recurrence rate, up to 65% within two years, after PTA treatment, which has long been considered the standard of care for treatment of ISR. In 2014, our Turbo-Tandem and Turbo-Elite products became the only atherectomy devices cleared by the FDA for the treatment of ISR. Our first in-industry randomized clinical trial data for atherectomy, EXCITE ISR, demonstrated superior safety and efficacy of laser atherectomy with adjunctive PTA compared with PTA alone. In the U.S. alone, it is estimated that as many as 115,000 patients require treatment for ISR each year.

In late 2015, we obtained FDA 510(k) clearance of our Turbo-Power laser atherectomy catheter, a next generation ISR solution with improved ease of use and delivering clinical superiority in ISR treatment when used with PTA versus PTA alone. Uniquely designed for ISR treatment, the Turbo-Power laser atherectomy catheter treats at the tip with vaporizing technology for maximal luminal gain. The device debulks the lesion in a single step and offers remote automatic rotation for precise directional control. As the only company with an ISR indication for femoral and popliteal arteries of the leg (“FemPop”), backed by Level 1 clinical evidence, and primary competitors contraindicated or not indicated, we believe that we are well-positioned to continue to deliver tools that advance care for patients suffering from ISR.

Critical Limb Ischemia (“CLI”). We estimate that up to half of all PAD procedures involve CLI, a condition defined by a range of symptoms, from pain at rest to the presence of ulcers, tissue loss or gangrene. Our products can prepare and treat multiple lesion morphologies, including plaque, calcium, restenotic tissue and thrombus. Because the disease of the lower leg is primarily a diffuse, occlusive disease, removal or debulking of the lesion may be necessary to restore robust blood flow. The Turbo-Elite catheters come in a range of sizes and are uniquely designed to safely prepare the long diffuse lesions commonly found in CLI patients. Our Turbo-Elite laser atherectomy catheter ablates at the tip and has a very low profile. These two important features allow the physician to safely reach deep into the arteries of the foot. The AngioSculpt PTA scoring balloon comes in a range of sizes tailored to the arteries of the lower leg and is particularly well suited to dilate the vessel while limiting the likelihood of a major dissection requiring stent placement.

Coronary Vascular Intervention Products

Specialty Scoring Balloons, Atherectomy and Thrombectomy. In the coronary market, our disposable catheters are used to cross, prepare and treat complex coronary artery disease (“CAD”) as an adjunctive treatment to traditional percutaneous coronary interventions (“PCI”) using balloons and stents. In total, we have nine coronary indications.

Our coronary atherectomy product portfolio, led by the ELCA™ laser ablation catheter, comprises a broad selection of proprietary laser catheters. Our seven approved coronary atherectomy indications for the vessel preparation and treatment of challenging coronary lesion subsets include occluded saphenous vein bypass grafts, ostial lesions, long lesions, moderately calcified stenoses, total occlusions traversable by guidewire, lesions with previously failed balloon angioplasty, and restenosis in bare metal stents prior to brachytherapy. In the coronary market, our laser catheters are used to prepare the vessel prior to placement of a stent, particularly in challenging lesion subsets.

With the acquisition of AngioScore in 2014, we expanded our ability to prepare and treat a variety of complex coronary diseases. The AngioSculpt scoring percutaneous transluminal coronary angioplasty (“PTCA”) balloon catheters are available in a range of sizes. The products are cleared to treat ISR and have an indication to treat complex type C lesions, which are the most difficult lesions to treat.

In the thrombus management market, we offer aspiration catheters, often used with other devices such as balloons and stents, to address thrombus-laden lesions. A thrombus, or clot, is an accumulation of blood coagulation large enough to block blood flow in the coronary, peripheral, or cerebral arteries. The thrombus may block the artery at the lesion location and can dislodge and travel further downstream in the arterial system. Depending on the location of the thrombus, arterial complications such as myocardial infarction in the coronary arteries, stroke in the brain, or acute limb ischemia in the extremities may occur. The thrombus management product line includes the QuickCat™ aspiration catheter, designed for quick deliverability and efficient thrombus removal from vessels in the arterial system.

Lead Management Products

We are a global leader in devices for the removal of pacemaker and defibrillation cardiac leads. The Heart Rhythm Society’s list of indications for lead extraction includes several well-defined scenarios involving non-functional leads, functional leads and venous occlusion. We believe that approximately 300,000 patients worldwide are indicated every year for a potential lead extraction as a result of an infection, classified by the Heart Rhythm Society as a Class I Indication for Extraction of Cardiac Leads, or a Class II Indication for Extraction of Cardiac Leads, which includes malfunction, system upgrade, venous occlusion, and other less common reasons. We believe that this results in a market potential of over $700 million with approximately 25% from Class I indications and approximately 75% from Class II indications. We believe that, although infection is a Class I indication for lead extraction, a majority of patients with cardiac device infection are not being treated. The near-term consequence of delayed device removal for infection is an increase in the mortality rate of such patients. Recognizing this, in 2009, the Heart Rhythm Society strengthened recommendations for extraction of infected leads.

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

Our primary Lead Management products include:

•
Spectranetics Laser Sheaths (GlideLight™ and SLS™ II). Spectranetics Laser Sheaths are laser-assisted lead removal devices designed to be used with our CVX-300 excimer laser system to extract implanted leads with minimal force. We believe that the advantages of laser lead extraction include low trauma to the surrounding veins, low occurrence of complication, effectiveness and time efficiency.

•
Lead Locking Device (LLD™).  Our Lead Locking Device product complements our laser sheath product line as an adjunctive mechanical tool. The LLD is a mechanical device that assists in the removal of leads by providing traction on the inner aspect of the leads, which are typically constructed of wire coils covered by insulating material.

•
Mechanical Tools (TightRail™ Rotating Dilator Sheath and SightRail™ Manual Dilator Sheath). The TightRail and the SightRail mechanical lead extraction platforms expand physicians’ options for removing cardiac leads, and complement the laser-based technology that established our leading position in lead extraction. Both product platforms are cleared for use in the U.S. and Europe.

In addition to our primary products mentioned above, in February 2016, we received 510(k) regulatory clearance for our Bridge™ Occlusion Balloon product. The Bridge is a balloon designed to dramatically reduce blood loss in the event of a tear in the superior vena cava during a lead extraction procedure. The device is designed to give the physician adequate time to safely transition the patient for surgical repair and to give the surgeon the benefit of a clear field of view to repair the tear. Although a superior vena cava tear is a rare occurrence, we believe that this product is an important innovation in an effort to accomplish our goal of eliminating mortality as a risk during lead extraction procedures.

Laser Equipment and Service

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

Research and Development

We believe research and development investments are critical to increasing our revenue and revenue growth rate. Our product development and technology teams are focused on developing additional disposable devices addressing the VI and LM markets, and further developing our laser system. We believe in the near-term our primary research and development effort and expense will be within our DCB programs, Stellarex and DCAS. Our team of research scientists, engineers and technicians, supported by third-party research and engineering organizations, performs substantially all of our research and development activities. Our research and development expense, which also includes clinical studies costs, regulatory costs, and royalty costs, totaled $64.4 million in 2015, $28.7 million in 2014 and $22.1 million in 2013.

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

Stellarex DCB ILLUMENATE

The Stellarex DCB platform is being evaluated in five clinical studies, including one Investigational Device Exemption (“IDE”) trial in the United States and four international trials. The Stellarex DCB received CE mark to be marketed in the European Union in December 2014, and we launched the product in Europe in late January 2015. It is not approved in the U.S., where it is currently limited to investigational use.

In March 2015, findings from the ILLUMENATE First-in-Human (“FIH”) study, a prospectIve, controlled, multi-center, open, singLe arm study for the treatment of subjects presenting de novo occLUded/stenotic or re-occluded/restenotic lesions of the superficial feMoral or poplitEal arteries using a paclitaxel-coated percutaNeous Angioplasty catheTEr, were posted in Catheterization and Cardiovascular Interventions, a publication of the Society for Cardiovascular Angiography and Interventions.

In addition to the FIH study, which is now complete, the Stellarex DCB is currently being studied in four active above-the-knee ILLUMENATE clinical trials:

The ILLUMENATE Pharmacokinetic Study is a prospectIve, singLe-arm, muLti-center, pharmacokinetic study to evalUate treatMent of obstructive supErficial femoral artery or popliteal lesioNs with A novel pacliTaxel-coatEd percutaneous angioplasty balloon and has an enrollment of 25 subjects at two sites.

The ILLUMENATE Pivotal Trial is a prospectIve, randomized, singLe-blind, U.S. muLti-center study to evalUate treatMent of obstructive supErficial femoral artery or popliteal lesioNs with A novel pacliTaxel-coatEd percutaneous angioplasty balloon and has an enrollment of 300 subjects at 45 sites.

The ILLUMENATE European Randomized Trial is a prospectIve, randomized, multi-center, singLe-blind study for the treatment of subjects presenting with de novo occLUded/stenotic or re-occluded/restenotic lesions of the supErficial feMoral poplitEal arteries using a paclitaxel-coated or bare percutaNeous transluminal Angioplasty balloon catheTEr and has an enrollment of 328 subjects at 30 sites.

The ILLUMENATE Global Registry is a prospectIve, singLe-arm, global muLti-center study to evalUate treatMent of obstructive supErficial femoral artery or popliteal lesioNs with A novel pacliTaxel-coatEd percutaneous angioplasty balloon with an enrollment of 371 subjects at 65 sites.

These five clinical trials will be used to evaluate the safety and effectiveness of the Stellarex DCB platform and are intended to support U.S. and Canada regulatory approval. We cannot predict the outcome of the active ILLUMENATE clinical trials, and the outcome of the FIH study is not predictive of the outcome of any other trials. There is no assurance that the ongoing trials will support approval, and there is no assurance that our anticipated time frame will be met.

In January 2016, we announced that we expect to release clinical data related to our ILLUMENATE clinical trials during the course of 2016. Our initial clinical data release will be an interim analysis of 12-month data on a subset of the patients enrolled in the ILLUMENATE Global Registry. In addition to this data, we will be presenting the full 12-month data from each of the ILLUMENATE Pivotal Trial and ILLUMENATE European Randomized Trial.

Stellarex DCB Future Studies

Spectranetics will sponsor a large, multicenter registry in Europe in 2016, referred to as the Stellarex Vascular e-Registry (“SAVER”). In addition, we will support physician-initiated studies to evaluate long and calcified lesions, beginning in 2016.

EXCITE ISR

The EXCImer Laser Randomized Controlled Study for the Treatment of Femoropopliteal arteries (above and behind the knee) ISR (“EXCITE ISR”) study, granted by the FDA in 2011, incorporated a 2:1 randomization plan, comparing laser ablation using our Turbo-Tandem and Turbo-Elite laser ablation devices followed by adjunctive balloon angioplasty with balloon angioplasty alone as a control. The primary endpoint is freedom from TLR through six months following the procedure. The primary safety endpoint is freedom from major adverse events (“MAE”), such as death, major amputation, or TLR, at 30 days following the procedure.

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

In July 2014, we announced FDA 510(k) clearance of Turbo-Tandem and Turbo-Elite for the treatment of peripheral ISR in bare nitinol stents, when used in conjunction with percutaneous transluminal angioplasty. FDA clearance was based on the EXCITE ISR clinical findings.

In January 2015, the initial results of the EXCITE ISR trial were published in the Journal of the American College of Cardiology; Cardiovascular Interventions. Also in January 2015, the complete six month results of the EXCITE ISR trial were presented at the Leipzig Interventional Course (“LINC”) conference.

In November 2015, we received FDA 510(k) clearance of our peripheral atherectomy product, the Turbo-Power laser atherectomy catheter, for the treatment of ISR. In addition to our Turbo-Tandem and Turbo-Elite products, these products are now the only atherectomy devices cleared by the FDA for the treatment of ISR.

Sales and Marketing

Our primary goal is to increase the global use of our vascular and cardiovascular products in new and existing accounts. We seek to educate and train physicians and institutions regarding the safety, efficacy, ease of use and growing number of disease states treated by our VI and LM product portfolios. Through published studies of clinical applications and training initiatives, we share clinical outcomes with customers and potential customers to demonstrate that our products are proven safe and effective.

U.S. Sales and Marketing

During 2014, we nearly doubled our sales and marketing team through planned expansion and the acquisition of AngioScore. We further augmented our marketing team with the acquisition of Stellarex in 2015. Due to differentiated selling strategies and physician specialties, our U.S. sales organization is divided into two strategic groups, one focusing on VI and the other on LM. This strategic segmentation allows our sales teammates to better understand the needs of the customers within their respective product lines. Our VI commercial team works with interventional cardiologists, vascular surgeons and interventional radiologists who perform vascular procedures on a more regular basis utilizing a wider range of treatment options. Our LM commercial team works with electrophysiologists and cardiac surgeons who perform lead extraction procedures.

Our VI and LM educational sessions include hands-on training with a unique simulation system. The simulation technology augments traditional procedural training for physicians on the use of our products by permitting hands-on practice with extraction tools, catheter navigation and laser simulation techniques in multiple case scenarios in a virtual operating environment.

Our field team in the U.S. includes field service engineers who are responsible for the installation of lasers and participation in the training program at each site. The field service engineers also perform ongoing service on the lasers placed under our various rental programs.

Our marketing team supports our two U.S. sales organizations, the Stellarex DCB program and global product development initiatives. Our team includes marketing and product managers responsible for all marketing activities for each of our core businesses. Our marketing activities are designed to support our direct sales teams and include branding, sales enablement tools, advertising and product publicity in trade journals, newsletters, continuing education programs, public relations and attendance at trade shows and professional association meetings.

International Sales and Marketing

We have a sales presence in over 65 countries outside of the U.S., including our direct sales operations in certain countries in Europe and Puerto Rico and a network of approximately 60 distributors. We also have a global marketing presence in key markets internationally that drives commercial execution of our full line of products to our direct international sales force and distributor partners. We sell substantially all of our products internationally, including Stellarex, which we sell in Europe; however, Stellarex is not approved in the U.S., where it is currently limited to investigational use. Total international revenue in 2015 was $39.3 million, or 16% of our consolidated revenue. This represents an increase of $1.8 million, or 5% (17% on a constant currency basis), over 2014 international revenue of $37.5 million. See the “Non-GAAP Financial Measures” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of our use of the constant currency financial measure. For further discussion of our International Medical segment and our financial information by geographic areas, please see Note 11, “Segment and Geographic Reporting,” of the consolidated financial statements in Part IV, Item 15 of this annual report.

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

Competition

The medical device industry is highly competitive, subject to rapid change and significantly affected by new product introductions and other activities of industry participants. Our primary competitors are manufacturers of products used in competing therapies to cross, prepare and treat disease within the peripheral and coronary markets, such as mechanical methods to remove arterial blockages, balloon angioplasty and stents, specialty balloon angioplasty alternatives to our specialty scoring balloons, bypass surgery and amputation. Primary competitors include Medtronic, Boston Scientific Corporation, C.R. Bard, Inc., QT Vascular–Singapore, Biotronik and Cardiovascular Systems, Inc. In the lead management market, we compete with Cook Medical, Inc., as well as Biotronik internationally. There has been consolidation in the industry, and we expect that to continue.

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

We manufacture a significant number of our disposable products and all of our CVX-300 laser systems at our corporate headquarters in Colorado Springs, Colorado. We maintain manufacturing capabilities at another location in Colorado Springs for business continuity contingency planning purposes. We manufacture the AngioSculpt products at our facility in Fremont, California. The Stellarex products are manufactured in a separate facility, also located in Fremont, California.

Our manufacturing facilities are subject to periodic inspections and audits by federal, state, international, and other regulatory authorities, including inspections by the FDA and audits by our Notified Body (currently the British Standards Institution (“BSI”)), which is authorized by the European Commission (“EC”) to conduct such audits on behalf of the European Union (“EU”). Most raw materials, components and subassemblies used in our products are purchased from outside suppliers and are generally readily available from multiple sources, and a minority of our products is single sourced.

During 2015, we have undergone external quality system audits and factory safety inspections, some of which resulted in Form 483 notices. We cannot assure you that material nonconformities will not be identified in the future, or that the FDA will not issue us any “it has come to our attention” or warning letters based on the promotion or manufacturing of any of our products.

Patents and Proprietary Rights

We hold numerous issued U.S. patents and trademarks and have rights to additional U.S. patents under license agreements in the name of The Spectranetics Corporation and AngioScore, Inc. We also hold issued patents and trademarks in other countries. In addition, we also have pending U.S. and international patent applications that cover numerous inventions, including general features of the laser system, our catheters, our scoring balloon technology platform, the coatings of our DCB platform, and other technologies, as well as pending trademark applications.

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

We also rely on trade secrets and unpatented know how to protect our proprietary technology and may be vulnerable to competitors who attempt to copy our products or gain access to our trade secrets and know how.

We are party to license agreements under which we license patents covering certain aspects of our products. For example, we have an amended vascular laser angioplasty catheter license agreement with SurModics, Inc., under which SurModics has granted us a worldwide non-exclusive license to use a lubricious coating that is applied to our products using certain SurModics patents. We pay SurModics royalties as a specified percentage of net sales of products using its patents, subject to a quarterly minimum royalty. The license agreement expires on the later of the expiration of the last licensed patent or the fifteenth anniversary of the date a licensed product is first sold unless terminated earlier (1) by either party if the other party is involved with insolvency, dissolution or bankruptcy proceedings, (2) by us upon 90 days’ advance written notice, or (3) by SurModics upon 60 days’ advance written notice if we have failed to perform our obligations under the agreement and have not cured such breach during such 60-day period, or if the royalties we pay SurModics are not greater than specified levels. In 2015, we incurred royalties of approximately $1.2 million to SurModics under this license agreement.

In December 2009, we entered into a license agreement with Peter Rentrop, M.D. As part of the agreement, we received a worldwide, exclusive license to certain patents and patent applications owned by Dr. Rentrop, which, in general, apply to laser catheters with a tip diameter less than one millimeter. We pay Dr. Rentrop royalties of a specified percentage of net sales of products using his patents subject to a quarterly minimum royalty. The license agreement expires in January 2020, unless terminated earlier in accordance with its terms. In 2015, we incurred royalties of approximately $2.0 million to Dr. Rentrop under this license agreement.

In March 2010, AngioScore entered into a development and license agreement with InnoRa GmbH, Ulrich Speck and Bruno Scheller. As part of the agreement, AngioScore received an exclusive license to certain InnoRa intellectual property related to drug coatings of certain balloon catheters in the field of the treatment of coronary artery disease and peripheral arterial disease, and AngioScore obtained ownership of any new technology developed under the agreement. AngioScore pays InnoRa royalties of a specified percentage of net sales of products developed under the agreement. The exclusive rights granted by InnoRa are subject to AngioScore meeting certain milestones. If AngioScore does not satisfy the milestones, then the exclusive license rights will convert to a non-exclusive license, and AngioScore will license certain new technology developed under the agreement to InnoRa. In 2015, AngioScore did not incur royalties under this license agreement.

Third-Party Reimbursement

U.S. Third-Party Reimbursement

Our CVX-300 excimer laser system and related disposable devices are generally purchased by hospitals, which then bill various third-party payers for the healthcare services provided to their patients. These payers include Medicare, Medicaid and private insurance payers. The Centers for Medicare and Medicaid Services (“CMS”) administers the federal Medicare program. Medicare policies and payment rates depend on the setting in which the services are performed. Private payers are influenced by Medicare coverage and payment methodologies.

Hospitals are reimbursed for inpatient services by Medicare under the Inpatient Prospective Payment System (“IPPS”). Payment is made to the hospital through the Medicare Severity Diagnosis Related Group (“MS-DRG”) methodology. MS-DRGs classify discharges into groups with similar clinical characteristics that are expected to require similar resource utilization. MS-DRG assignment for a patient’s hospitalization is based on the patient’s reason for admission, discharge diagnoses, and procedures performed during the inpatient stay. Hospitals are paid a fixed payment that is designed to be inclusive of all supplies, devices, and overhead associated with the stay. IPPS does not separately reimburse for the actual cost of the medical device used or for the services provided. Hospitals performing inpatient procedures using our technology are paid the applicable MS-DRG payment rate for the inpatient stay.

For outpatient hospital services, payments are also made under a prospective payment system, the Outpatient Prospective Payment System (“OPPS”). Payments are based on Ambulatory Payment Classifications

(“APCs”), under which each procedure is categorized. Most procedures are assigned to APCs with other procedures that are clinically and resource comparable.

An ambulatory surgery center (“ASC”) is a center not attached to a hospital where surgical procedures are performed at which patients have a recovery of less than 24 hours. The payment methodology uses relative weights based on the OPPS. Medicare pays ASCs for covered surgical procedures. The payment includes ASC facility services furnished in connection with the covered procedure. In 2013, lower extremity revascularization procedures in ASCs were designated by Medicare as covered procedures.

Besides payments made to hospitals and ASCs for procedures using our technology, Medicare makes separate payments to physicians for their professional services. Payments to physicians are made under the national Medicare Physician Fee Schedule (“MPFS”). National payment rates are assigned based on the Resource Based Relative Value System (“RBRVS”). Payment is adjusted for geographic location and place of service. Lower extremity revascularization procedures have been designated by Medicare as covered procedures in office-based labs and inpatient and outpatient sites of service since 2011.

Hospital outpatient and physician services are reported with the Healthcare Common Procedure Coding System (“HCPCS”), which includes the AMA Current Procedural Terminology (“CPT”).  Cardiac lead extraction procedures are typically reported with the current code sets describing lead removal. Percutaneous coronary and peripheral vascular laser atherectomy procedures are reported with the current code sets that describe coronary atherectomy and percutaneous endovascular revascularization.

Most third-party payers cover and reimburse for procedures using our products.

International Third-Party Reimbursement

Market acceptance of our products in international markets is dependent in part upon the availability of reimbursement from healthcare payment systems.  Reimbursement and healthcare payment systems in international markets vary significantly by country.  The main types of healthcare payment systems in international markets are government-sponsored healthcare and private insurance.  Countries with government-sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system.  New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting.  In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies.

Government Regulation

Overview of Medical Device Regulation

Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (“FDCA”). FDA regulations govern, among other things, the following activities we perform:

•	product design, development, manufacture and testing;

•	product labeling;

•	product storage;

•	premarket clearance or approval;

•	advertising and promotion;

•	product sales and distribution; and

•	post-market safety reporting.

To be commercially distributed in the United States, non-exempt medical devices must receive either approval through a Premarket Approval (“PMA”) or be found to be substantially equivalent to an already marketed

510(k) cleared device through a Premarket Notification 510(k) from the FDA prior to marketing and distribution under the FDCA.

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

A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulations (“QSR”), which impose elaborate testing, control, documentation and other quality assurance procedures. After initial PMA approval, changes in design, manufacturing, labeling and other changes often require prior FDA approval.

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

Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission (“FTC”). The FDA and FTC actively enforce regulations prohibiting marketing of products for unapproved uses.

International Regulations.   International sales of our products are subject to foreign regulations, including health and medical safety regulations. The regulatory review process varies from country to country. Many countries also impose product standards, packaging and labeling requirements and import restrictions on devices.

The Medical Device Directive (“MDD”) is a directive that covers the regulatory requirements for medical devices in the European Union, and upon successful completion, the MDD process results in the approval to apply for a CE mark. The Company has received CE mark registration for the majority of our current products. The CE mark indicates a product is certified for sale throughout the European Union and that the manufacturer of the product complies with applicable safety and quality standards.

Environmental Regulations.   We are also subject to certain federal, state and local regulations regarding environmental protection and hazardous substance controls, among others. Compliance with such environmental regulations has not had a material effect on our capital expenditures or competitive position.

Corporate Compliance and Corporate Integrity Agreement. We have processes, policies and procedures designed to maintain compliance with applicable federal, state and foreign laws and regulations governing our operations.

In December 2009, to resolve a federal investigation, we entered a five-year Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). On

April 13, 2015, the Company’s monitor under the Corporate Integrity Agreement (“CIA”) with the OIG notified the Company that the CIA had been completed.

Product Liability Insurance

Our business entails the risk of product liability claims. We maintain product liability insurance for $25 million per occurrence with an annual aggregate maximum of $25 million.

Employees

As of December 31, 2015, we had 892 full time employees worldwide, an increase from 753 at December 31, 2014, primarily due to the Stellarex acquisition. We believe that we have a good relationship with our employees.

ITEM 1A.    Risk Factors

Risks related to our business and industry
We may be unable to compete successfully with larger companies in our highly competitive industry.
The medical device industry is highly competitive. Our primary competitors are manufacturers of products used in competing therapies within the peripheral and coronary atherectomy and lead management markets, such as:

•	atherectomy and thrombectomy, using mechanical methods to remove arterial blockages;

•	balloon angioplasty and stents;

•	specialty balloon angioplasty, such as scoring balloons, pillowing balloons, cutting balloons and drug-coated balloons;

•	bypass surgery;

•	amputation; and

•	mechanical lead removal tools.

We believe that the primary competitive factors in the interventional coronary and peripheral markets include:

•	the ability to treat a variety of lesions safely and effectively as demonstrated by credible clinical data;

•	ease of use;

•	the impact of managed care practices, related reimbursement to the healthcare provider and procedure costs;

•	size and effectiveness of sales forces; and

•	research and development capabilities.

Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources than we do. There has been consolidation in the industry, and we expect that to continue. Larger competitors may have substantially larger sales and marketing operations than we do. This may allow those competitors to spend more time with potential customers and to focus on a larger number of potential customers, which gives them a significant advantage over our sales and marketing team and our international distributors in making sales. At times, we have experienced significant sales personnel turnover, and sales personnel turnover could be an issue in the future.
Larger competitors may also have broader product lines, which enables them to offer customers bundled purchase contracts and quantity discounts. These competitors may have more experience than we have in research and development, marketing, manufacturing, preclinical testing, conducting clinical trials, obtaining FDA and foreign regulatory approvals and marketing approved products. Our competitors may discover technologies and techniques, or enter into partnerships and collaborations, to develop competing products that are more effective or less costly than our products or the products we may develop. This may render our technology or products obsolete or noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection regarding potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors. Our competitors may be better equipped than we are to respond to competitive pressures. Competition will likely intensify.
Technological change may adversely affect sales of our products and may cause our products to become obsolete.
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

We may be unable to sustain our revenue growth.
Our ability to continue to increase our revenue in future periods will depend on our ability to successfully penetrate our target markets and increase sales of our VI products (including our AngioSculpt products) and LM products and generate significant sales from our Stellarex DCB catheters and new and improved products we introduce, which will, in turn, depend in part on our success in growing our customer base and obtaining reorders from those customers. New products will also need to be developed and approved or cleared by the FDA and foreign regulatory agencies to sustain revenue growth in our markets. Additional clinical data and new products may be necessary to grow revenue. We may not be able to generate, sustain, or increase revenue on a quarterly or annual basis. If we cannot achieve or sustain revenue growth for an extended period, our financial results will be adversely affected and our stock price may decline.
Our products may not achieve or maintain market acceptance.
Even if we obtain FDA approval or clearance of our products, or new indications for our products, market acceptance of our products in the healthcare community, including physicians, patients and third-party payers, depends on many factors, including:

•	our ability to provide incremental clinical and economic data that shows the safety and clinical efficacy and cost effectiveness of, and patient benefits from, our products;

•	the availability of alternative treatments;

•	whether our products are included on insurance company formularies;

•	the willingness and ability of patients and the healthcare community to adopt new technologies;

•	the convenience and ease of use of our products relative to other treatment methods;

•	the pricing and reimbursement of our products relative to other treatment methods; and

•	the marketing and distribution support for our products.

Even if we obtain all necessary FDA approvals and clearances, any of our products may fail to achieve market acceptance. If we do not educate physicians about PAD and the need to address cardiac device infection through lead removal and the existence of our products, these products may not gain market acceptance, as many physicians do not routinely screen for PAD while screening for coronary artery disease and are not aware of the need to remove and replace coronary leads when treating cardiac device infections. If our products achieve market acceptance, they may not maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost effective. Our Lead Management products are used, in part, to remove advisory leads, which are leads for which a physician advisory has been issued by the manufacturer of the lead. When the advisory leads are extracted or become inactive, the market for our Lead Management products will be reduced. Failure to achieve or maintain market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business, financial condition, and results of operations.
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

If we do not meet these milestones for our products or if we are delayed in achieving these milestones, the development and commercialization of new products, modifications of existing products or sales of existing products for new approved indications may be prevented or delayed, which could damage our reputation or materially adversely affect our business. Even if we achieve a milestone for a product, market acceptance for the product is not assured.
We have a history of losses and may not return to profitability.
We incurred net losses from our inception in 1984 until 2000, and again in 2002, 2006, from 2008 to 2010 and from 2013 to 2015. At December 31, 2015, we had accumulated $194.6 million in net losses since inception. We may not be profitable in the future.
We incurred significant costs in connection with the AngioScore and Stellarex acquisitions, and we have risks associated with integration of the AngioScore and Stellarex acquisitions.
We incurred significant transaction costs relating to the AngioScore and Stellarex acquisitions. Additionally, we have incurred and will continue to incur significant costs in connection with integrating the operations of AngioScore and Stellarex with our own. These costs are charged as an expense in the period incurred. We may not be able to predict the timing, nature and amount of all such costs. These integration costs could materially affect our results of operations in the period in which such charges are recorded. We may not achieve the planned eliminations of duplicative costs or realization of other efficiencies related to the integration of the business in the near term, or at all.
We do not have a history of acquiring businesses or assets of the size and complexity of AngioScore or Stellarex. The success of the acquisitions depends, in part, on our ability to successfully integrate AngioScore’s business and operations and fully realize the anticipated benefits and potential synergies from combining our business with AngioScore’s business and our ability to successfully integrate and operate the Stellarex assets and successfully launch the Stellarex products in Europe and receive approvals for the Stellarex products in other markets in a timely manner. If we are unable to achieve these objectives, the anticipated benefits and potential synergies of these acquisitions may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits and potential synergies would have a material adverse effect on our business, operating results and financial condition.
We have made certain assumptions relating to the AngioScore and Stellarex acquisitions that have proven in the past and may prove in the future to be materially inaccurate.
We have made certain assumptions relating to the AngioScore and Stellarex acquisitions that relate to numerous matters, including:

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

Certain assumptions relating to the AngioScore and Stellarex acquisitions may prove to be inaccurate. For example, for the year ended December 31, 2015, we failed to achieve the expected revenue growth with respect to the AngioScore acquisition. Our assumptions relating to the AngioScore and Stellarex acquisitions may be inaccurate in the future, which may result in our failure to realize the expected benefits of the acquisitions, failure to realize expected revenue growth rates, failure to receive product clearances or approvals in a timely manner or at all, higher than expected operating, transaction and integration costs, failure to integrate acquired personnel, loss of key employees, loss of key vendors, as well as general economic and business conditions that may adversely affect us following the acquisitions. If our assumptions regarding these acquisitions prove to be inaccurate and we cannot achieve or sustain revenue growth or we experience higher costs for an extended period, our financial results will be adversely affected and our stock price may decline.
If we make additional acquisitions, we could incur significant costs and encounter difficulties that harm our business.
We may acquire companies, products, or technologies in the future. If we engage in such acquisitions, we may incur significant transaction and integration costs and have difficulty integrating the acquired personnel, operations, products or technologies or otherwise realizing synergies or other benefits from the acquisitions. The integration process could result in the loss of key employees, loss of key customers, loss of key vendors, decreases in revenue and increases in operating costs, as well as the disruption of our business. Acquisitions may dilute our earnings per share, disrupt our ongoing business, distract our management and employees, increase our expenses, subject us to liabilities and increase our risk of litigation, all of which could harm our business. If we use cash to acquire companies, products or technologies, it may divert resources otherwise available for other purposes or increase our debt. If we use our common stock to acquire companies, products or technologies, we may experience a change of control or our stockholders may experience substantial dilution or both.
If we cannot obtain additional funding, we may be unable to make desirable acquisitions or fund expanding growth and operations.
We may require additional funds to make acquisitions of desirable companies, products or technologies, or fund expanding growth and operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may restrict our ability to grow and may reduce our ability to make desirable acquisitions. Any equity or convertible debt financing may result in substantial dilution to our existing stockholders.
If we do not manage our growth or control costs related to growth, our results of operations will suffer.
We intend to grow our business by expanding our customer base, sales force and product offerings, including through additional acquisitions or other business combinations. Growth could place significant strain on our management, employees, operations, operating and financial systems, and other resources. To accommodate significant growth, we could be required to open additional facilities, expand and improve our information systems and procedures and hire, train, motivate and manage a growing workforce, all of which would increase our costs. Our systems, facilities, procedures and personnel may not be adequate to support our future operations. Further, we may not maintain or accelerate our current growth, manage our expanding operations or achieve planned growth on a timely and profitable basis.
Litigation and other legal proceedings may adversely affect our business.
From time to time we are involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal regulatory investigations, securities class action, and other legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could have a material adverse impact on us. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
We must indemnify officers and directors, including, in certain circumstances, former employees and directors, against all losses, including expenses, incurred by them in legal proceedings and advance their reasonable legal defense expenses, unless certain conditions apply. Insurance for claims of this nature does not apply in all such circumstances, may be denied or may not be adequate to cover all legal or other costs related to the proceeding. A prolonged uninsured expense and indemnification obligation could have a material adverse impact on us. From 2009 through 2013, we incurred more than $6 million in indemnification costs not covered by insurance for former employees charged in connection with a previously disclosed federal investigation. In connection with an action by a former director of AngioScore, a court held in August 2014 that AngioScore is required to advance the former director’s attorneys’ fees. In November 2015, the court granted in part our motion for summary judgment and ordered that TriReme is liable for 50% of advanced fees and costs, and must pay all fees and costs to be advanced moving forward until such fees and costs equal the fees and costs paid by AngioScore, and thereafter, the fees and costs will be advanced 50% by TriReme and 50% by AngioScore. A judge or jury could determine that AngioScore must ultimately pay the former director’s legal fees and costs defending against the breach of fiduciary duty and other claims, and the fees and costs associated with the dispute regarding indemnification, which could be material. As of December 31, 2015, AngioScore has incurred approximately $12.8 million in advancement costs, which may not be covered by insurance.
We have been named as a defendant in a securities class action lawsuit that may result in substantial costs and could divert management’s attention.
On August 27, 2015, a person purporting to represent a class of persons who purchased our securities between February 19, 2015 and July 23, 2015 filed a lawsuit against us and certain of our officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of our public statements concerning our projected revenue for 2015 were false and misleading. Plaintiff seeks unspecified monetary damages on behalf of the alleged class, interest, and attorney’s fees and costs of litigation. On December 18, 2015, the court appointed lead plaintiff and lead counsel in this matter.
We are not able to predict the ultimate outcome of this action. It is possible it could be resolved adversely to us, result in substantial costs, result in derivative actions and additional claims, and divert management’s attention and resources, which could harm our business. While we maintain director and officer liability insurance and have submitted this claim to our carriers who have acknowledged coverage and reserved their rights under the policies, the amount of insurance coverage may not be sufficient to cover a claim, and the continued availability of this insurance cannot be assured. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition, could subject us to adverse publicity, and require us to incur significant legal fees.
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
Litigation concerning patents and proprietary rights is time-consuming, expensive and unpredictable, and could divert the attention of our management from our business operations. We cannot guarantee that other patent holders will not sue us and prevail. An adverse ruling could subject us to significant liability, require us to seek licenses, and restrict our ability to manufacture and sell our products. We are, and in the past have been, a party to legal proceedings involving our intellectual property and may be a party to future proceedings. For a discussion of our legal proceedings, please refer to Note 14, “Commitments and Contingencies,” to our consolidated financial statements included in Part IV, Item 15 of this annual report. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. An unfavorable outcome in an interference proceeding or patent infringement suit could require us to pay substantial damages, to lose our patent protection, to cease using the technology or to license rights, potentially at a substantial cost, from prevailing third parties. There is no guarantee that any prevailing party would offer us a license or that we could acquire any license on commercially acceptable terms. Even if we can obtain rights to a third-party’s patented intellectual property, those rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may have to cease some of our business operations because of patent infringement claims, which could severely harm our business. To the extent we are found to be infringing on the intellectual property rights of others, we may not develop or otherwise obtain alternative technology. If we need to redesign our products to avoid third-party patents, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to any redesigned product and, ultimately, in obtaining regulatory approval. Further, any such redesigns may result in less effective or less commercially desirable products or both.
AngioScore is subject to pending litigation that may materially harm its intellectual property and our business.
AngioScore is the plaintiff in a lawsuit that AngioScore filed, prior to our acquisition of AngioScore, against Eitan Konstantino, a former board member of AngioScore and founder of TriReme Medical, LLC (“TriReme”), Quattro Vascular Pte Ltd. (“Quattro”) and QT Vascular Ltd. (“QT Vascular”), which sell a balloon angioplasty device sold under the name “Chocolate.” The lawsuit alleged infringement of an AngioScore patent and sought injunctive relief and damages. In June 2014, AngioScore amended its complaint against the former director to allege breach of his fiduciary obligations while serving as a director of AngioScore and against the other defendants to allege aiding and abetting that breach. Trial on the breach of fiduciary duty case occurred in April 2015. In July 2015, the court ruled in favor of AngioScore, finding that Konstantino breached his fiduciary duties to AngioScore, that TriReme and Quattro aided and abetted that breach, and that QT Vascular is liable for the acts of TriReme and Quattro. In its ruling, the court found that Konstantino breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while serving on the AngioScore board of directors and failing to present that corporate opportunity to AngioScore. Konstantino subsequently launched the product through TriReme, Quattro and QT Vascular. The court awarded AngioScore $20.034 million against all defendants plus disgorgement from Konstantino of all benefits he accrued from his breach of fiduciary duties, including amounts he received for assigning his intellectual property rights to the Chocolate balloon, a royalty on past and future sales of the Chocolate balloon, and all of his shares and options in QT Vascular. The defendants have filed an appeal of this ruling.
Trial on the patent infringement case was held in September 2015. The jury found against AngioScore in the patent infringement case and found that certain of the asserted claims of the patent are invalid. The patent infringement verdict has no impact on the court’s findings or award of damages in connection with the breach of fiduciary duty claims or the ability to recover advanced fees and costs, discussed below. Regardless of whether AngioScore prevails in the litigation, the former director’s company and other third parties may use the AngioScore discoveries or technologies without paying damages, licensing fees or royalties to us, which could significantly diminish the value of the AngioScore intellectual property.
The former director has filed claims for advancement of fees and costs and indemnification by AngioScore against the breach of fiduciary duty claims. In November 2015, the court granted in part the Company’s motion for summary judgment and ordered that TriReme is liable for 50% of advanced fees and costs, and must pay all fees and costs to be advanced moving forward until such fees and costs equal the fees and costs paid by AngioScore, and thereafter, the fees and costs will be advanced 50% by TriReme and 50% by AngioScore.
In June 2014, TriReme sued AngioScore seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleges that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. AngioScore moved to dismiss this litigation in January 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. In March 2015, the court granted AngioScore’s motion to dismiss this case. TriReme appealed the court’s ruling, and on February 5, 2016, the appellate court reversed the lower court’s ruling dismissing the case and remanded the case for further proceedings.
We cannot at this time determine the likelihood of any outcome. As of December 31, 2015, we had no amounts accrued for potential damages. During the year ended December 31, 2015, we incurred $19.9 million of legal fees associated with these matters, which includes amounts advanced for the former director’s legal fees and costs related to the breach of fiduciary duty claims. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the consolidated statements of operations and comprehensive loss. A judge or jury could determine that AngioScore must ultimately pay the former director’s legal fees and costs defending against the breach of fiduciary duty and other claims, and the fees and costs associated with the dispute regarding indemnification. The cost of this litigation may continue to be material to us and may not be covered by insurance. Any of the foregoing could have a material adverse effect on our business.
Healthcare reform initiatives and other administrative and legislative proposals may adversely affect our business, financial condition, results of operations and cash flows in our key markets.
There have been and continue to be proposals by the federal government, state governments, regulators and third-party payers to control or manage the increased costs of health care and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our products or the coverage and reimbursement available for our products and could limit the acceptance and availability of our products. The adoption of proposals to control costs could have a material adverse effect on our financial position and results of operations.
The Patient Protection and Affordable Care Act (“PPACA”) makes significant changes to the way healthcare is financed by both federal and state governments and private insurers, and directly impacts the medical device and pharmaceutical industries. The PPACA includes, with limited exceptions, a deductible excise tax of 2.3% on sales of medical devices by entities, including us, which manufacture or import certain medical devices offered for sale in the United States, including many of our products. The tax was effective January 1, 2013, but is currently suspended under a two-year moratorium that began January 1, 2016. Revenue from many of our products is subject to that excise tax. It is unclear whether the moratorium will be made permanent or, if the tax once again is collected, whether the cost of the tax will be offset by higher sales volumes resulting from the expansion of health insurance coverage.
Congress has proposed and adopted other legislative changes regarding healthcare since it enacted the PPACA. On August 2, 2011, the Budget Control Act of 2011 created measures for spending reductions by Congress.

A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, could not reach required goals, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. The 2% Medicare payment reductions went into effect in April 2013 and, unless additional Congressional action is taken, will stay in effect through 2025 due to the Bipartisan Budget Act of 2015 signed into law in November 2015. The American Taxpayer Relief Act (“ATRA”) also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may cause additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our customers and our financial condition.
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

We may be required to obtain PMAs, PMA supplements or additional 510(k) premarket clearances to market modifications to our existing products. The FDA requires device manufacturers to make and document a determination of whether a modification requires an approval, supplement or clearance; however, the FDA can review a manufacturer’s decision. The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. If the FDA requires us to obtain PMAs, PMA supplements or pre-market clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or perhaps also to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties.
The FDA may not approve our current or future PMA applications or supplements or clear our 510(k) applications on a timely basis or at all. The FDA may also issue Form 483 notices, “it has come to our attention” or warning letters based on the promotion or manufacturing of any of our approved or cleared products. Additionally, the FDA may subject us to fines, suspensions or revocations of approvals, seizures or recalls of products, operating restrictions, criminal prosecutions and other penalties. The absence of such approvals or clearance, or any enforcement action by the FDA, could have a material adverse impact on our ability to generate future revenue.

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA intends these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. Some of these proposals, if enacted, could impose additional regulatory requirements upon us which could delay our ability to obtain new 510(k) clearances, increase the costs of compliance or restrict our ability to maintain our current clearances. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several ‘‘Medical Device Regulatory Improvements’’ and miscellaneous reforms which are further intended to clarify and improve medical device regulation both pre- and post-market.”

International regulatory approval processes may take longer than the FDA approval process. If we fail to comply with applicable FDA and foreign regulatory requirements, we may not receive regulatory approvals or may be subject to FDA or foreign enforcement actions. We may be unable to obtain future regulatory approval in a timely manner, or at all, especially if existing regulations are changed or new regulations are adopted. For example, the FDA clearance process for the use of excimer laser technology in clearing blocked arteries in the leg took longer than we anticipated due to requests for additional clinical data and changes in regulatory requirements. A failure or delay in obtaining necessary regulatory approvals would materially adversely affect our business.
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

•	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing or to abandon programs;

•	we may have trouble in managing multiple clinical sites;

•	trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;

•	we may experience delays in agreeing on acceptable terms with third-party research organizations and trial sites that will conduct the clinical trials; and

•	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks.

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
From time to time, we engage consultants and contract research organizations to help design, monitor and analyze the results of certain of our clinical studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. We depend on these consultants, contract research organizations and clinical investigators to perform the clinical studies and trials and monitor and analyze data from these studies and trials under the investigational plan and protocol for the study or trial and in compliance with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting results of clinical studies or trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory authorities. The consultants and contract research organizations also are responsible for protecting confidential patient data and complying with U.S. and foreign laws and regulations related to data privacy, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we must change service providers. This risk is greater for our clinical studies and trials conducted outside of the United States, where it may be more difficult to ensure our studies and trials are conducted in compliance with FDA requirements. Any third parties we hire to design or monitor and analyze results of our clinical studies and trials may also provide services to our competitors, which could compromise the performance of their obligations to us. If these third parties do not successfully carry out their duties or meet expected deadlines, or if the quality, completeness or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols or for other reasons, our clinical studies or trials may be extended, delayed or terminated or may otherwise prove to be unsuccessful, and our development costs will increase. We may not establish or maintain relationships with these third parties on favorable terms, or at all. If we need to enter into replacement arrangements because a third-party is not performing in accordance with our expectations, we may not do so without undue delays or considerable expenditures, or at all.
The FDA and similar foreign regulatory bodies may hold us responsible for any failure of our third-party consultants or contract research organizations. Our monitoring of our third-party consultants or contract research organizations may fail to detect, remedy, or report their failures.
Our regulatory compliance program cannot guarantee we comply with all potentially applicable U.S. federal and state regulations and all potentially applicable foreign regulations.
The development, testing, manufacturing, distribution, pricing, sales, marketing, promotion, import, export and reimbursement of our products, together with our general operations, are subject to extensive federal and state regulation in the United States and in foreign countries, including the National Physician Payment Transparency Program in the U.S., which requires collection of information about payments to physicians and teaching hospitals for each calendar year and reporting such information by the 90th day of each subsequent calendar year. Congress and certain governmental entities, such as the FDA, the OIG, and the U.S. Department of Justice have been increasing their scrutiny of our industry. Although we have a regulatory compliance program, our employees, our consultants or our contractors may not comply with all potentially applicable U.S. federal and state laws and regulations or all potentially applicable foreign laws and regulations, including laws and regulations about the promotion of our approved or cleared products. Promotion of products cleared under a 510(k) can be particularly risky because 510(k) cleared indications can be vague, and the FDA or other regulatory agencies may determine that our promotion of a product is “off-label.” This may also occur with products approved under a PMA. If we fail to comply with these laws or regulations, a range of actions could result, including, but not limited to, the termination of clinical trials, failing to approve a product candidate, restrictions on our products or manufacturing processes, including withdrawal or recall of our products from the market, significant fines, penalties and/or damages, exclusion from government healthcare programs or other sanctions or litigation. We recently completed a five-year corporate integrity agreement as part of a 2009 settlement of a federal compliance investigation of our company.
Our products may be subject to recalls after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business.
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
The research, development, marketing and sale of many of our new and improved products depend upon our maintaining working relationships with physicians. We rely on these professionals to provide us with considerable knowledge and experience regarding the development, marketing and sale of our products. Physicians assist us as researchers, marketing and product consultants, inventors and public speakers. If we cannot maintain our strong working relationships with these professionals and continue to receive their advice and input, the development and marketing of our products could suffer, which could have a material adverse effect on our business and results of operations. At the same time, the medical device industry’s relationship with physicians is under increasing scrutiny by the OIG and the Department of Justice (“DOJ”). Our failure to comply with requirements governing the industry’s relationships with physicians, including the reporting of certain payments to physicians under the National Physician Payment Transparency Program or an investigation into our compliance by the OIG or the DOJ, could have a material adverse effect on our business.
We may not effectively be able to protect our intellectual property, which could have a material adverse effect on our business, financial condition or results of operations.
The medical device market in which we participate is largely technology driven. Physicians historically have moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Trademarks also play a role in product differentiation. In order to protect our intellectual property, we may be involved in intellectual property litigation, which is inherently complex, expensive and unpredictable.
We hold patents and licenses to use patented technology, and have numerous pending patent applications. Our patents cover numerous inventions, including features of our catheters and other technologies. Our competitors may seek to produce products that include technologies that are not subject to patent protection, which may negatively affect our business.
The patents we own and license may not be sufficiently broad to protect our technology or to give us any competitive advantage. Our patents could be challenged as invalid, unenforceable, or circumvented by competitors. Issuing a patent is not conclusive as to its validity or enforceability. Any patents for which we have applied may not be granted. Third parties own numerous United States and foreign issued patents and pending patent applications in the fields in which we manufacture and sell our products.
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
Certain critical components used in manufacturing our products may be subject to supply shortages, which could subject our business to the risk of price increases and delays in the delivery of our products. For example, in 2015, there was a temporary shortage of neon gas, which is used in our CVX-300 excimer laser system. If we are unable to continue obtaining components from our suppliers in the quantities we require, on a timely basis, and at acceptable prices, we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could reduce our product sales, increase our costs, and harm our business. Moreover, if any of our suppliers become unable to supply our required materials, then we may need to find new suppliers, which could take significant time and could disrupt our production. As a result, we could experience significant delays in manufacturing and delivering our products to customers. We cannot assure you we can continue obtaining required materials that are in short supply within the time frames we require at an affordable cost, if at all.

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
The stated value of long-lived and intangible assets may become impaired and result in an impairment charge.
As of December 31, 2015, we had approximately $263.1 million of intangible assets and goodwill, $221.3 million of which related to the AngioScore acquisition. In addition, if in the future we acquire additional businesses or technologies, a substantial portion of the value of such assets may be recorded as intangible assets or goodwill. The carrying amounts of intangible assets and goodwill are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Such events or changes might include a significant decline in market share, a significant decline in revenue, a significant increase in losses or decrease in profits, rapid changes in technology, failure to achieve the benefits of capacity increases and utilization, significant litigation arising out of an acquisition or other matters. Adverse events or changes in circumstances may affect the estimated undiscounted future operating cash flows expected to be derived from intangible assets and goodwill. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings in the period such impairment is identified and a corresponding reduction in our net asset value. In 2015, we recorded an intangible asset impairment of $2.5 million to record a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition. For more information, refer to Note 2, “Business Combinations,” to our consolidated financial statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules.” In 2014, we recorded an impairment charge of approximately $4.1 million related to the intangible assets acquired as part of our product acquisition from Upstream Peripheral Technologies Ltd. (“Upstream”) in January 2013, based on their updated fair value using revised cash flow assumptions related to those assets. The potential recognition of impairment in the carrying value of our long-lived assets, if any, could have a material and adverse effect on our financial condition and results of operations.

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
Our products are purchased principally by hospitals and stand-alone peripheral intervention practices, which typically bill various third-party payers, including governmental programs, such as Medicare and Medicaid, private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of our customers to obtain appropriate coverage and reimbursement for our products and services from government and private third-party payers is critical to our success. The availability of coverage and reimbursement affects which products customers purchase and the prices they are willing to pay.
Reimbursement varies from country to country, state to state and plan to plan and can significantly influence the acceptance of new products and services. Certain private third-party payers may view some procedures using our products as experimental and may not provide coverage. Third-party payers may not cover and reimburse the procedures using our products in whole or in part in the future, or payment rates may not be adequate, or both. Further, the adequacy of coverage and reimbursement by third-party payers is also related to billing codes to describe procedures performed using our products. Hospitals and physicians use several billing codes to bill for such procedures. Third-party payers may not continue to recognize the billing codes available for use by our customers.
Reimbursement rates are unpredictable, and we cannot project how our business may be affected by future legislative and regulatory developments. Future legislation or regulation, or changing payment methodologies, may have a material adverse effect on our business, and reimbursement may not be adequate for all customers. From time to time, typically on an annual basis, payment amounts are updated and revised by third-party payers. Because the cost of our products generally is recovered by the healthcare provider as part of the payment for performing a procedure and not separately reimbursed, these updates could directly impact the demand for our products. For example, in July 2013, the Centers for Medicare and Medicaid Services, or CMS, proposed reimbursement changes that would have decreased reimbursement for procedures in an office-based facility. Although CMS chose not to implement those changes in 2013, we cannot assure you that CMS will not take similar actions in the future.
The Medicare program is subjected to annual updates to physician payments. This is performed using a prescribed statutory formula. The Protecting Access to Medicare Act of 2014, signed into law in April 2014, provided for a 0.5% update from 2013 payment rates under the Medicare Physician Fee Schedule through 2014 and a 0% update from January 1 until April 1, 2015. The Medicare Access and CHIP Reauthorization Act of 2015, signed into law in April 2015, lays out annual updates to payments for at least the next 10 years: payment rates will be updated by 0.5% for July 1, 2015 through December 31, 2015, and then annually through 2019; the law then provides a 0% update from 2020 through 2025. Beginning in 2026, payment rates will be updated either by 0.25% annually for providers participating in non-alternative payment models or by 0.75% annually for providers participating in alternative payment models. In addition, the Medicare physician fee schedule has been adopted by some private payers into their plan specific physician payment schedule. We cannot predict how pending and future healthcare legislation will impact our business, and any changes in coverage and reimbursement that further restricts coverage of our products or lowers reimbursement for procedures using our devices could materially affect our business.
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
Various broad federal and state healthcare fraud and abuse laws may directly or indirectly affect our operations. Such laws include the federal Anti-Kickback Statute and related state anti-kickback laws. The federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing, purchasing, leasing or ordering of, or arranging for or recommending the furnishing, purchasing, leasing or ordering of an item or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid. A person may be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The federal Stark law and self-referral prohibitions under analogous state laws restrict referrals by physicians and, sometimes, other healthcare providers, practitioners and professionals, to entities with which they have indirect or direct financial relationships for furnishing of designated health services. The federal False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties statute. HIPAA created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. These healthcare fraud and abuse laws are subject to evolving interpretations by various federal and state enforcement and regulatory authorities. Under current interpretations of the federal False Claims Act and certain similar state laws, some of these laws also may be subject to enforcement in a qui tam lawsuit brought by a private party “whistleblower,” with or without the intervention of the government. Whistleblowers are entitled to be paid a portion of the judgment or settlement amount and therefore have financial incentives to file these cases.
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
There has been a recent trend of increased federal and state regulation of payments made to physicians. The PPACA imposes reporting and disclosure requirements on medical device and drug manufacturers for any “transfer of value” made or distributed to physicians and teaching hospitals. Medical device and drug manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information or the submission of incorrect information may result in significant civil monetary penalties. Manufacturers must submit reports providing payment data for a calendar year by the 90th day of the subsequent calendar year. Some states, including California, Massachusetts and Vermont, have enacted statutes with various requirements, such as implementation of compliance programs, and the tracking and reporting of gifts, compensation and other remuneration to physicians. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more requirements. If we are investigated or found to have violated these laws, we may incur significant expenses, including fines and penalties.
In addition, HIPAA and other federal and state data privacy and security laws govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. The costs of complying with privacy and security-related legal and regulatory requirements may be burdensome, and if we do not comply with existing or new federal or state laws and regulations related to patient health information, we could be subject to criminal or civil sanctions and any resulting liability could adversely affect our business.
If we fail to obtain regulatory approvals in other countries for our products, we cannot market our products in those countries, which could harm our business.
The requirements governing the conduct of clinical trials and manufacturing and marketing of our products, new products, or additional indications for our existing products outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require additional testing and different clinical trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve the reimbursement policies related to specific products. We have had difficulties in the past in obtaining reimbursement approvals for our products in Europe and are seeking regulatory and reimbursement approval for certain of our products in Japan and other countries. We cannot assure you that we will receive this approval or that revenue in Japan and other countries will increase if we receive it. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively influence the regulatory process in others. We may not file for regulatory approvals and may not receive necessary approvals to market our existing products in any foreign country. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals in any foreign country, we cannot sell our products in that country and our ability to generate revenue could be materially adversely affected.
There are risks from having international operations.
For the year ended December 31, 2015, our revenue from international operations represented 16% of consolidated revenue. Changes in overseas political or economic conditions, war or other conflicts, currency exchange rates, foreign laws regulating the approval and sales of medical devices, foreign tax laws, export/import licenses or tariffs, other trade regulations or intellectual property protection could adversely affect our ability to market our products outside the United States. Our international operations subject us to the extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material adverse impact on our business. To the extent we expand our international operations, we expect our sales and expenses denominated in foreign currencies to expand, therefore increasing the risk fluctuations in currency exchange rates will adversely affect us. We do not hedge against foreign currency fluctuations, which could result in reduced consolidated revenue or increased operating expenses.
We use both a direct sales organization and distributors for sales of our products throughout most of the countries that comprise our international operations. The international sales and marketing efforts could fail to attain long-term success.
If our manufacturing operations are interrupted, our results may be adversely affected.
Our ability to manufacture our products may be adversely affected by factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to our facility. If an interruption in manufacturing occurs, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. If the interruption results from a failure to follow regulatory protocols and procedures, we may be required to recall affected products and may experience delays in resuming production of affected products due primarily to a need to obtain regulatory approvals. We may suffer loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
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
Our business exposes us to potential liability for risks that may arise from the clinical testing of our unapproved or cleared new products, the clinical testing of expanded indications for existing products, the use of our products by physicians and the manufacture and sale of any approved products. An individual may bring a product liability claim against us, including frivolous lawsuits, if one of our products causes, or merely appears to have caused, an injury. We maintain product liability insurance for $25 million per occurrence with an annual aggregate maximum of $25 million. We cannot assure, however, that product liability claims will not exceed our insurance coverage limits or that such insurance coverage limits will continue to be available on acceptable terms, or at all. Our insurers may also claim that certain claims are not within the scope of our product liability insurance. A product liability claim, recall, or other claim regarding uninsured liabilities or for amounts over insured liabilities could have a material adverse effect on our business. Any product liability claim or series of claims or class actions brought against us, with or without merit, could result in:

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
Although there is federal preemption for medical devices approved by the FDA under a PMA application that in some situations provides a shield against state tort product liability claims, Supreme Court decisions or federal legislation could reverse the exemption. If this preemption is removed, product liability claims may increase. Federal preemption for medical devices cleared through the 510(k) process is limited, if it exists at all.
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
The potential decline in federal and state revenues that may result from such conditions may create additional pressures to contain or reduce reimbursements for our products from Medicare, Medicaid and other government-sponsored programs. Increasing job losses or slow improvement in the unemployment rate in the U.S. has and may continue to result in a smaller percentage of patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare, Medicaid and health plans offered through PPACA exchanges.
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

Risks Related to Our Debt
We may not have the cash necessary to satisfy our cash obligations under our outstanding 2.625% Convertible Senior Notes due 2034, our term loan facility or our revolving loan facility, and our future debt may contain limitations on our ability to satisfy our cash obligations under the notes, the term loan facility or the revolving loan facility.
We incurred $230 million in aggregate principal amount of senior indebtedness in June 2014 when we issued our 2.625% Convertible Senior Notes due 2034, or the Notes. The Notes bear cash interest payable semiannually at a rate of 2.625% per year and are convertible at any time, initially at a price of approximately $31.35 per share. The conversion price is subject to adjustment upon the occurrence of certain events including a fundamental change as defined in the indenture agreement. The Notes mature on June 1, 2034, unless earlier converted, redeemed by us, or repurchased in accordance with terms of the Notes. On each of June 5, 2021, June 5, 2024 and June 5, 2029 and upon a fundamental change, the holders may require us to repurchase some or all of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing to satisfy such cash obligations on favorable terms or at all. In addition, our ability to satisfy such cash obligations may be limited by applicable law or the terms of other instruments governing our indebtedness, including debt that we may incur in the future that is secured or senior in right of payment to the Notes. Our failure to pay such cash obligations would constitute an event of default under the indenture governing the Notes, which in turn could constitute an event of default under any of our outstanding indebtedness, thereby resulting in the acceleration of such indebtedness (including the Notes) and required prepayment and further restrict our ability to satisfy such cash obligations.
On December 7, 2015, we entered into a term credit and security agreement and a revolving credit and security agreement. The term credit and security agreement provides for a five-year $60 million term loan facility and the revolving credit and security agreement provides for a five-year $50 million revolving loan facility. Our obligations under these agreements are secured by a lien on substantially all of our assets. Interest-only payments are due during the first 24 months of the term loan facility, with principal payments beginning thereafter in equal monthly installments until maturity, provided that we may postpone making principal payments for an additional 12 months if certain conditions are met and the lenders and its agent agree to such extension. We may not have sufficient funds to satisfy such cash obligations and, in such circumstances, may not be able to arrange the necessary financing to satisfy such cash obligations on favorable terms or at all. In addition, our ability to satisfy such cash obligations may be limited by applicable law or the terms of other instruments governing our indebtedness, including debt that we may incur in the future that is senior in right of payment to the term loan facility or revolving loan facility. Our failure to pay such cash obligations would constitute an event of default under the term credit and security agreement and the revolving credit and security agreement, which in turn could constitute an event of default under any of our outstanding indebtedness (including the Notes), thereby resulting in the acceleration of such indebtedness and required prepayment and further restricting our ability to satisfy such cash obligations.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, the term loan facility and the revolving loan facility, depends on our future performance, which is subject to prevailing economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our term loan facility and revolving loan facility contain financial covenants that require us to maintain certain financial metrics and restrictive covenants that limit our flexibility. A breach of those covenants may cause us to be in default under the facilities and our other indebtedness, and our lenders could foreclose on our assets.
The term credit and security agreement and revolving credit and security agreement require us to maintain minimum cash and cash equivalents of not less than $10 million and achieve net revenues in excess of certain specified thresholds. A failure to increase our revenue levels or an inability to control costs or capital expenditures could negatively impact our ability to meet these financial covenants. If we breach such covenants or any of the restrictive covenants described below, the lenders could either refuse to lend funds to us under the revolving loan facility or accelerate the repayment of any outstanding borrowings under the term loan facility and revolving loan facility. We may not have sufficient assets to repay such indebtedness upon a default. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets.
The term credit and security agreement and revolving credit and security agreement also contain certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends on our common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase our common stock, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions. These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors.
Our debt could adversely affect our financial health and prevent us from fulfilling our debt service and other obligations.
As of December 31, 2015, our total consolidated indebtedness was approximately $314.2 million, including $230.0 million principal amount of Notes, a $60.0 million term loan facility and $24.2 million outstanding under our revolving loan facility. Our debt could have important consequences to you. For example, it could:

•
due to financial and other covenants contained in the agreements, make it more difficult for us to satisfy our financial obligations under our debt and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

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

We may incur substantial additional debt in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify.

Risks Related to Our Common Stock
Our stock price may continue to be volatile.
The market price of our common stock, similar to other medical device companies, has been, and is likely to continue to be, highly volatile. The trading price of our stock varied from a low of $10.78 to a high of $36.44 in 2015. The following factors may significantly affect the market price of our common stock:

•	actual or anticipated fluctuations in our operating results and the operating results of competitors;

•	announcements of technological innovations, new products or acquisitions by us or our competitors;

•	results of clinical trials or studies by us or our competitors;

•	governmental regulation;

•	developments regarding patents or proprietary rights, including assertions our patents are invalid or our products infringe the intellectual property rights of others;

•	public concern regarding the safety of products developed by us or others;

•	the initiation or cessation in coverage of our common stock, or changes in estimates or recommendations concerning us or our common stock, by securities analysts;

•	changes in accounting principles;

•	past or future management changes;

•	litigation;

•	adverse developments in any government inquiry or investigation;

•	changes in market and economic conditions;

•	the possibility of our financing future operations through additional issuances of equity securities, which may cause dilution to existing stockholders; and

•	any of the other events described in these “Risk Factors.”

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Following the decrease in our stock price in July 2015, we became the target of securities litigation. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could cost substantial amounts and divert management’s attention and resources from our business and could require us to make substantial payments to settle those proceedings or satisfy any judgments that may be reached against us.
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
As of December 31, 2015, we had 63.7 million shares of our common stock authorized but unissued and not reserved for issuance under our option and compensation plans or under other convertible or derivative instruments. We may issue all of these shares without any action or approval by our stockholders. We may pursue acquisitions of other companies and may issue shares of our common stock in connection with these acquisitions. Any shares of our common stock issued in connection with equity or convertible debt offerings, acquisitions, the conversion of the Notes, the exercise of stock options or restricted stock units, or otherwise may involve substantial dilution to our existing stockholders.
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

In addition to the leased facilities described above, we continue to occupy a building that we own in Colorado Springs, Colorado. This facility, which we purchased in 2005, contains approximately 24,000 square feet of usable space, and is used for storage and business continuity contingency planning.

In June 2014, with the acquisition of AngioScore, we acquired a leased facility in Fremont, California, which is comprised of approximately 42,000 square feet, housing manufacturing, research and development, and administrative functions. The lease expires in May 2016. We have vacated approximately 20,000 square feet of the leased space and established a new lease for the remaining approximately 22,000 square feet; the new lease expires in May 2021.

In January 2015, with the acquisition of the Stellarex DCB platform, we acquired a second leased facility in Fremont, California, which contains approximately 23,000 square foot of manufacturing space. The lease expires in May 2018.

In March 2015, we acquired a leased facility in Maple Grove, Minnesota, which is comprised of approximately 36,000 square feet, for research and development and administrative functions. The lease expires in August 2025.

Spectranetics International B.V. leases 3,337 square feet in Leusden, The Netherlands. The facility houses our operations for the marketing and distribution of products in Europe and the Middle East, and the lease expires December 31, 2016. Spectranetics Deutschland GmbH leases an office in Germany under a lease that expires in August 2018. With the acquisition of the Stellarex DCB platform, we established a sales and clinical office in Paris, France where Spectranetics International B.V. leases approximately 1,900 square feet with a lease expiration date of June 2024.

We believe these current and planned facilities are adequate to meet our requirements for the foreseeable future.

ITEM 3.    Legal Proceedings

For a discussion of our legal proceedings, please refer to Note 14, “Commitments and Contingencies,” to our consolidated financial statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 4.    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPNC.” The table below sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market for each calendar quarter in 2015 and 2014.

	High	Low
Year Ended December 31, 2014
1st Quarter	$31.94	$23.84
2nd Quarter	30.84	20.07
3rd Quarter	29.55	22.09
4th Quarter	35.56	24.88
Year Ended December 31, 2015
1st Quarter	$36.44	$31.77
2nd Quarter	35.13	23.01
3rd Quarter	25.67	11.55
4th Quarter	15.77	10.78
Number of Record Holders; Dividends
The closing sales price of our common stock on February 22, 2016 was $12.84. On February 22, 2016, we had 396 stockholders of record. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, nominees and other fiduciaries.
We have not paid cash dividends on our common stock in the past and do not expect to do so in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Our term loan facility and revolving loan facility limit our ability to pay cash dividends without the lenders’ prior approval.
Recent Sales of Unregistered Equity Securities
During 2015, we did not issue or sell any shares of our common stock or other equity securities of our company without registration under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
We repurchased none of our equity securities during the quarter ended December 31, 2015.
Securities Issuable Under Equity Compensation Plans
For a discussion of the securities authorized under our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” which incorporates by reference the information to be disclosed in our definitive proxy statement for our 2016 Annual Meeting of Stockholders.

ITEM 6.    Selected Financial Data

The following selected consolidated financial data, as of and for each year in the five-year period ended December 31, 2015, is derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and notes thereto in Part IV, Item 15 of this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$245,956	$204,914	$158,811	$140,285	$127,287
Cost of products sold	63,134	53,459	41,356	37,927	35,723
Selling, general and administrative	143,355	128,129	91,750	82,254	70,502
Research, development and other technology	64,436	28,675	22,080	16,846	17,729
Medical device excise tax (1)	3,465	2,834	2,138	—	—
Acquisition transaction, integration and legal costs (2)	29,472	17,288	—	311	—
Intangible asset amortization (2)	13,275	6,335	901	—	—
Contingent consideration expense (2)	2,671	2,070	867	—	—
Change in fair value of contingent consideration liability (2)	(25,819)	(1,064)	(5,165)	—	—
Intangible asset impairment (2)	2,496	4,138	4,490	—	—
Federal investigation legal and accrued indemnification costs (3)	—	—	—		(370)
Settlement costs—license agreement dispute (4)	—	—	—	—	1,821
Litigation charges related to Cardiomedica S.p.A.	—	—	—	—	596
Operating (loss) income	(50,529)	(36,950)	394	2,947	1,286
Interest (expense) income, net (5)	(7,850)	(4,062)	3	8	(149)
Foreign currency transaction (loss) gain	(369)	(211)	13	5	(12)
(Loss) income before income taxes	(58,748)	(41,223)	410	2,960	1,125
Income tax expense (benefit) (6)	726	(322)	780	734	231
Net (loss) income	$(59,474)	$(40,901)	$(370)	$2,226	$894
Net (loss) income per share, basic	$(1.40)	$(0.98)	$(0.01)	$0.06	$0.03
Net (loss) income per share, diluted	$(1.40)	$(0.98)	$(0.01)	$0.06	$0.03
Weighted average common shares outstanding:
Basic	42,430	41,679	38,941	34,377	33,458
Diluted	42,430	41,679	38,941	35,767	34,370

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Working capital (7)	$94,600	$128,791	$144,160	$49,321	$40,764
Cash and cash equivalents (7)	84,594	95,505	128,395	37,775	39,638
Property and equipment, net	44,719	33,819	28,281	27,006	27,249
Total assets (2) (7)	467,999	457,838	216,712	110,456	108,426
Long-term obligations (5)	287,351	254,338	3,487	1,566	956
Stockholders’ equity	116,969	162,157	190,000	88,697	79,510
________________________

(1)	On January 1, 2013, we began paying a medical device excise tax that the PPACA imposes on medical device manufacturers on their sales in the U.S. of certain devices.

(2)
In January 2013, we acquired certain products from Upstream Peripheral Technologies Ltd. (“Upstream”). In June 2014, we acquired AngioScore. In January 2015, we acquired Stellarex. See further discussion of these expenses in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 2, “Business Combinations,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

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

(5)
In June 2014, we completed the sale of $230 million aggregate principal amount of Notes due in 2034. In December 2015, we entered into a five-year term loan facility. Interest expense in 2015 and 2014, including amortization of debt issuance costs, was primarily related to the Notes. See further discussion of these Notes in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 12, “Debt,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

(6)
Income tax benefit for the year ended December 31, 2014 included a tax benefit of $1.3 million resulting from a reduction in the valuation allowance against our deferred tax assets related to the acquisition of AngioScore. See further discussion of this tax benefit in Note 13, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

(7)
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

Corporate Overview

We develop, manufacture, market and distribute single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. The innovative products and services we offer are divided into three categories:

•
Vascular Intervention (“VI”): Our broad portfolio of VI devices consists of laser and aspiration catheters, AngioSculpt® scoring balloon catheters, which are the specialty balloon market leader, support catheters, and the Stellarex™ drug-coated balloon (“DCB”) catheters.

•
Lead Management (“LM”): We are a global leader in devices for the removal of pacemaker and defibrillator cardiac leads. Our primary LM devices consist of our excimer laser sheaths, non-laser mechanical sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

•
Laser, service, and other: Our proprietary excimer laser system, the CVX-300®, is the only laser system approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures. We sell, rent and service our CVX-300 laser systems.

For an overview of our business, products, market opportunities, and clinical trials, please see Part I, Item I, “Business,” to this annual report on Form 10-K.

Recent Developments

Acquisition of Stellarex
On January 27, 2015, we acquired certain assets and liabilities related to Covidien LP’s Stellarex™ (“Stellarex”) over the wire percutaneous transluminal angioplasty balloon catheter with a paclitaxel coated balloon (“DCB Assets”). The DCB Assets include, among other things, the intellectual property, machinery and equipment, and inventories of finished products and raw materials used in connection with the Stellarex catheter. Under the terms of the Stellarex purchase agreement, we paid Covidien $30 million in cash and Covidien will retain certain liabilities relating to milestone payments that may become due in connection with our development of the DCB Assets.
On January 27, 2015, we and Covidien also entered into a Product Supply Agreement under which Covidien is supplying certain angioplasty balloon catheter products to us, subject to the terms and conditions set forth in the Product Supply Agreement. The Product Supply Agreement has an initial two-year term with an option to renew the agreement for an additional year under certain circumstances. In addition, we and Covidien entered into a Transition Services Agreement, pursuant to which Covidien is providing certain transition services to us for up to 24 months, subject to extension under certain circumstances.

The Stellarex DCB received CE mark to be marketed in the European Union in December 2014, and we launched the product in Europe in late January 2015. The Stellarex DCB is not approved in the United States, where it is currently limited to investigational use.

510(k) Clearance for Bridge Product
In February 2016, we received 510(k) regulatory clearance for our Bridge™ Occlusion Balloon product. The Bridge product is a balloon designed to dramatically reduce blood loss in the event of a tear in the superior vena cava during a lead extraction procedure. The device is designed to give the physician adequate time to safely transition the patient for surgical repair and to give the surgeon the benefit of a clear field of view to repair the tear. Although a superior vena cava tear is a rare occurrence, we believe that this product is an important innovation in an effort to accomplish our goal of eliminating mortality as a risk during lead extraction procedures.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Selected Consolidated Statements of Operations Data

The following tables present a summary of Consolidated Statements of Operations data for the years ended December 31, 2015 and December 31, 2014 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

	For the Year Ended December 31,
(in thousands, except for percentages)	2015	% of revenue (1)	2014	% of revenue (1)	$ Change	% Change
Revenue	$245,956	100%	$204,914	100%	$41,042	20%
Gross profit (2)	182,822	74%	151,455	74%	31,367	21%
Operating expenses
Selling, general and administrative	143,355	58%	128,129	63%	15,226	12%
Research, development and other technology	64,436	26%	28,675	14%	35,761	125%
Medical device excise tax	3,465	1%	2,834	1%	631	22%
Acquisition transaction, integration and legal costs	29,472	12%	17,288	8%	12,184	70%
Intangible asset amortization	13,275	5%	6,335	3%	6,940	110%
Contingent consideration expense	2,671	1%	2,070	1%	601	29%
Change in fair value of contingent consideration liability	(25,819)	(10)%	(1,064)	(1)%	(24,755)	nm
Intangible asset impairment	2,496	1%	4,138	2%	(1,642)	(40)%
Total operating expenses	233,351	95%	188,405	92%	44,946	24%
Operating loss	(50,529)	(21)%	(36,950)	(18)%	(13,579)	37%
Other expense
Interest expense	(7,850)	(3)%	(4,062)	(2)%	(3,788)	93%
Foreign currency transaction loss	(369)	—%	(211)	—%	(158)	75%
Loss before income taxes	(58,748)	(24)%	(41,223)	(20)%	(17,525)	43%
Income tax expense (benefit)	726	—%	(322)	—%	1,048	(325)%
Net loss	$(59,474)	(24)%	$(40,901)	(20)%	$(18,573)	45%

Worldwide installed base of laser systems	1,392		1,271		121

(1)	Percentage amounts may not add due to rounding.

(2)	Includes the impact of $0.3 million and $2.1 million of amortization of acquired inventory step-up in 2015 and 2014, respectively.
nm = not meaningful.

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the years ended December 31, 2015 and December 31, 2014:

	For the Year Ended December 31,
(in thousands, except for percentages)	2015	% of revenue (1)	2014	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular Intervention, ex-AngioSculpt	$103,655	42%	$88,522	43%	$15,133	17%
AngioSculpt	56,825	23%	29,626	14%	27,199	92%
Total Vascular Intervention	160,480	65%	118,148	58%	42,332	36%
Lead Management	69,899	28%	66,662	33%	3,237	5%
Total disposable products	230,379	94%	184,810	90%	45,569	25%
Laser, service, and other	15,577	6%	20,104	10%	(4,527)	(23)%
Total revenue	$245,956	100%	$204,914	100%	$41,042	20%
Total revenue ex-AngioSculpt	$189,131	77%	$175,288	86%	$13,843	8%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $41.0 million, or 20% (22% on a constant currency basis), from $204.9 million for the year ended December 31, 2014 to $246.0 million for the year ended December 31, 2015. The increase was primarily due to an increase in VI disposables revenue, including the impact of a full year of AngioSculpt revenue in 2015, as compared with six months of AngioSculpt revenue in the prior year. Excluding revenue from AngioSculpt products, revenue increased 8% (10% on a constant currency basis). During 2015, approximately 52% of our disposable product revenue was from products used with our laser system, a decrease from 58% during the year ended December 31, 2014. The percentage decrease primarily related to the sales of the newly acquired AngioSculpt products.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $42.3 million, or 36% (38% on a constant currency basis), from $118.1 million for the year ended December 31, 2014 to $160.5 million for the year ended December 31, 2015, primarily due to an increase in revenue from AngioSculpt products of $27.2 million, since 2014 revenue only included six months of AngioScore revenue. During 2015, AngioScore revenue was negatively impacted by market dynamics, including the launch of drug-coated balloons by competitors, and our sales force optimization efforts following the acquisition of AngioScore. Excluding revenue from AngioSculpt products, VI revenue increased 17% (18% on a constant currency basis). The increase in VI revenue excluding AngioSculpt was driven primarily by unit volume increases in peripheral atherectomy products in both hospitals and office-based physician clinics and, to a lesser extent, unit volume increases in our coronary atherectomy products. In the U.S., we have placed additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products. In addition, a significant increase in outpatient hospital reimbursement for coronary interventions became effective January 1, 2015.

LM revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased $3.2 million, or 5%

(8% on a constant currency basis) from $66.7 million for the year ended December 31, 2014 to $69.9 million for the year ended December 31, 2015. The growth was primarily due to global market penetration of our mechanical tools, which were launched in the third quarter of 2014.

Laser, service, and other revenue decreased $4.5 million, or 23% (20% on a constant currency basis), from $20.1 million for the year ended December 31, 2014 to $15.6 million for the year ended December 31, 2015, primarily due to lower sales of laser systems internationally.

We placed 190 laser systems with new customers during the year ended December 31, 2015 compared with 180 during the year ended December 31, 2014.  Of these laser placements, 121 lasers were newly manufactured during 2015, and 69 lasers were redeployed from a previous institution. The new placements during the year ended December 31, 2015 brought our worldwide installed base of laser systems to 1,392 (999 in the U.S.) as of December 31, 2015, compared to 1,271 (913 in the U.S.) as of December 31, 2014.

Geographically, revenue in the U.S. increased $39.3 million, or 23%, from $167.4 million for the year ended December 31, 2014 to $206.7 million for the year ended December 31, 2015, primarily due to an increase in VI revenue, and, to a lesser extent, an increase in LM revenue, partially offset by a small decline in laser, service, and other revenue.  International revenue increased $1.8 million, or 5% (17% on a constant currency basis), from $37.5 million for the year ended December 31, 2014 to $39.3 million for the year ended December 31, 2015. The increase in international revenue was primarily due to an increase in VI and LM disposables revenue for the year ended December 31, 2015 compared with the year ended December 31, 2014. These increases were partially offset by a decrease in laser revenue internationally, notably in Japan, where we are transitioning to a volume-based laser placement model.

Gross margin was 74% for the year ended December 31, 2015, with no significant change as compared with the year ended December 31, 2014. Increased production efficiencies and a higher sales mix of disposable products were factors that improved margins during 2015. These improvements were offset by unfavorable impacts of currency and the impact of establishing manufacturing operations for the Stellarex DCB product, which is early in its launch cycle with lower volumes and a short shelf life.

Operating expenses

   Total operating expenses increased $44.9 million, or 24%, from $188.4 million for the year ended December 31, 2014 to $233.4 million for the year ended December 31, 2015. The following table shows the changes in operating expenses for the years ended December 31, 2015 and December 31, 2014:

	For the Year Ended December 31,
(in thousands, except for percentages)	2015	% of revenue (1)	2014	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$143,355	58%	$128,129	63%	$15,226	12%
Research, development and other technology	64,436	26%	28,675	14%	35,761	125%
Medical device excise tax	3,465	1%	2,834	1%	631	22%
Acquisition transaction, integration and legal costs	29,472	12%	17,288	8%	12,184	70%
Intangible asset amortization	13,275	5%	6,335	3%	6,940	110%
Contingent consideration expense	2,671	1%	2,070	1%	601	29%
Change in fair value of contingent consideration liability	(25,819)	(10)%	(1,064)	(1)%	(24,755)	2,327%
Intangible asset impairment	2,496	1%	4,138	2%	(1,642)	(40)%
Total operating expenses	$233,351	95%	$188,405	92%	$44,946	24%
(1)Percentage amounts may not add due to rounding.

Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses increased $15.2 million, or 12%, from $128.1 million for the year ended December 31, 2014 to $143.4 million for the year ended December 31, 2015, primarily due to the expansion of our sales teams related to the AngioScore acquisition and the expansion of our sales team in Europe in early 2015 to support the launch and sales of the Stellarex DCB products. In addition, general and administrative personnel expenses increased in 2015 due to our organizational growth.

Research, development and other technology. Research, development and other technology expenses increased $35.8 million, or 125%, from $28.7 million for the year ended December 31, 2014 to $64.4 million for the year ended December 31, 2015. Costs associated with the Stellarex DCB research, development and clinical studies totaled $30.5 million, or 85% of the increase, for the year ended December 31, 2015. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors.

Medical device excise tax. The Patient Protection and Affordable Care Act of 2010 imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. The excise tax is 2.3% of the taxable base and applies to a substantial majority of our U.S. sales. We incurred $3.5 million of medical device excise tax expense for the year ended December 31, 2015 compared with $2.8 million for the year ended December 31, 2014. The increase in the medical device excise tax was due to increased U.S. revenue for the year ended December 31, 2015. In December 2015, legislation was enacted that suspends the medical device excise tax for 2016 and 2017.

Acquisition transaction, integration and legal costs. We incurred $29.5 million of costs related to the AngioScore and Stellarex acquisitions for the year ended December 31, 2015. Of this amount, $19.9 million comprised legal fees associated with the breach of fiduciary duty and patent infringement matter in which

AngioScore is the plaintiff, including amounts advanced for attorneys’ fees and costs. This matter is further described in Note 14, “Commitments and Contingencies,” to the consolidated financial statements included in Part IV, Item 15 of this annual report. Stellarex acquisition costs of $8.0 million primarily consisted of non-recurring costs associated with establishing in-house and third-party manufacturing operations related to Stellarex products and investment banking fees. We also incurred $1.6 million of severance, retention and consulting costs for the ongoing integration of AngioScore, which is substantially complete.

In the year ended December 31, 2014, we incurred $17.3 million of costs related to acquisitions. Of this amount, $15.8 million related to the AngioScore acquisition, and consisted primarily of investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. These costs also included legal fees associated with a patent-related matter in which AngioScore is the plaintiff. We incurred $1.5 million of expenses related to the Stellarex product acquisition that closed in 2015, consisting primarily of legal fees.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $13.3 million of amortization expense related to these intangible assets for the year ended December 31, 2015, compared with $6.3 million for the year ended December 31, 2014. The increase was due to a full-year of amortization of the AngioScore intangible assets (as compared to six months amortization post-acquisition in 2014), as well as amortization related to the intangible assets acquired as part of the Stellarex acquisition. See Note 2, “Business Combinations,” and Note 5, “Goodwill and Other Intangible Assets,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of these acquisitions and related accounting matters.

Contingent consideration expense. For the years ended December 31, 2015 and December 31, 2014, we recorded $2.7 million and $2.1 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year increase was primarily due to a full year of contingent consideration expense during 2015. See Note 2, “Business Combinations,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion.

Change in fair value of contingent consideration liability. During the year ended December 31, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $25.8 million. Of this amount, $21.5 million related to a decrease in our future revenue estimates for the acquired AngioSculpt products. The remaining $4.3 million was the result of an analysis we performed during the third quarter of 2015 related to the costs and efforts remaining to complete the Drug-Coated AngioSculpt (“DCAS”) projects, which are subject to contingent regulatory milestone payments. This analysis resulted in a determination that it was unlikely we would meet the regulatory milestones for two of the three DCAS projects within the time frames required and with the expenditure of funds set forth in the AngioScore acquisition agreement. See Note 2, “Business Combinations,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion.

During the year ended December 31, 2014, as a result of our assessment of reduced estimated revenue related to the acquired Upstream products, we remeasured the contingent consideration liability related to the Upstream acquisition to its fair value and reduced the liability by $1.1 million.

Intangible asset impairment. For the year ended December 31, 2015, concurrent with the analysis of the contingent consideration liability discussed above, we recorded an intangible asset impairment of $2.5 million to record a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition. During the year ended December 31, 2014, we recorded an intangible asset impairment of $4.1 million related to the intangible assets acquired from Upstream based on their estimated fair value using revised cash flow assumptions related to those assets.

Other expense

Total other expense increased $3.9 million, or 92%, from $4.3 million for the year ended December 31, 2014 to $8.2 million for the year ended December 31, 2015. The following table shows the changes in other expense for the years ended December 31, 2015 and December 31, 2014:

	For the Year Ended December 31,
(in thousands, except for percentages)	2015	% of revenue (1)	2014	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(7,850)	(3)%	$(4,062)	(2)%	$(3,788)	93%
Foreign currency transaction loss	(369)	—%	(211)	—%	(158)	75%
Total other expense	$(8,219)	(3)%	$(4,273)	(2)%	$(3,946)	92%

(1)	Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $3.8 million for the year ended December 31, 2015, compared with the year ended December 31, 2014, which was primarily related to a full year of interest expense on the Notes (as compared to approximately seven months post-issuance in 2014), including amortization of debt issuance costs. In addition, other expense was impacted by an increase in foreign currency transaction loss of $0.2 million for the year ended December 31, 2015, which resulted from the intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, due to a weakening of the euro during the year ended December 31, 2015.

Income tax (benefit) expense

We recorded income tax expense of $0.7 million for the year ended December 31, 2015, consisting of current foreign and state income tax expense and deferred federal and state income tax expense. Our income tax benefit of $0.3 million for the year ended December 31, 2014, consisted of a tax benefit of approximately $1.3 million that was partially offset by current foreign and state income tax expense and deferred federal income tax expense. The $1.3 million tax benefit resulted from a partial release of the valuation allowance against our deferred tax assets related to the AngioScore acquisition.

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

See Note 13, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of our accounting for income taxes.

Net loss

Net loss increased $18.6 million, from $40.9 million for the year ended December 31, 2014 to $59.5 million for the year ended December 31, 2015. The increase in net loss was primarily due to an increase in operating loss of $13.6 million, due primarily to increased research and development expenses from the Stellarex acquisition, and an increase of $3.9 million in other expense, described further above.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Selected Consolidated Statements of Operations Data

The following tables present a summary of Consolidated Statements of Operations data for the years ended December 31, 2014 and December 31, 2013 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see explanations below.

	For the Year Ended December 31,
(in thousands, except for percentages)	2014	% of revenue (1)	2013	% of revenue (1)	$ Change	% Change
Revenue	$204,914	100%	$158,811	100%	$46,103	29%
Gross profit (2)	151,455	74%	117,455	74%	34,000	29%
Operating expenses
Selling, general and administrative	128,129	63%	91,750	58%	36,379	40%
Research, development and other technology	28,675	14%	22,080	14%	6,595	30%
Medical device excise tax	2,834	1%	2,138	1%	696	33%
Acquisition transaction, integration and legal costs	17,288	8%	—	—%	17,288	nm
Intangible asset amortization	6,335	3%	901	1%	5,434	603%
Contingent consideration expense	2,070	1%	867	1%	1,203	139%
Change in fair value of contingent consideration liability	(1,064)	(1)%	(5,165)	(3)%	4,101	nm
Intangible asset impairment	4,138	2%	4,490	3%	(352)	nm
Total operating expenses	188,405	92%	117,061	74%	71,344	61%
Operating (loss) income	(36,950)	(18)%	394	—%	(37,344)	nm
Other (expense) income
Interest (expense) income, net	(4,062)	(2)%	3	—%	(4,065)	nm
Foreign currency transaction (loss) gain	(211)	—%	13	—%	(224)	nm
(Loss) income before income taxes	(41,223)	(20)%	410	—%	(41,633)	nm
Income tax (benefit) expense	(322)	—%	780	—%	(1,102)	(141)%
Net loss	$(40,901)	(20)%	$(370)	—%	$(40,531)	nm

(1)	Percentage amounts may not add due to rounding.

(2)	Includes the impact of $2.1 million of amortization of acquired inventory step-up in 2014.
nm = not meaningful.

Revenue and gross margin

The following is a summary of revenue by category for the years ended December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
(in thousands, except for percentages)	2014	% of revenue (1)	2013	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular Intervention, ex-AngioSculpt	$88,522	43%	$75,601	48%	$12,921	17%
AngioSculpt	29,626	14%	—	—%	29,626	100%
Total Vascular Intervention	118,148	58%	75,601	48%	42,547	56%
Lead Management	66,662	33%	62,518	39%	4,144	7%
Total disposable products	184,810	90%	138,119	87%	46,691	34%
Laser, service, and other	20,104	10%	20,692	13%	(588)	(3)%
Total revenue	$204,914	100%	$158,811	100%	$46,103	29%
Total revenue ex-AngioSculpt	$175,288	86%	$158,811	100%	$16,477	10%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $46.1 million, or 29%, from $158.8 million for the year ended December 31, 2013 to $204.9 million for the year ended December 31, 2014. The increase was due to increased disposables revenue, partially offset by a small decrease in laser, service, and other revenue. Excluding revenue from AngioSculpt products, revenue increased 10%.

VI revenue increased $42.5 million, or 56%, from $75.6 million for the year ended December 31, 2013 to $118.1 million for the year ended December 31, 2014, due in part to revenue of $29.6 million from AngioSculpt scoring balloons during the July-December 2014 period. VI revenue represented 64% of our disposables product revenue for the year ended December 31, 2014.

LM revenue increased $4.1 million, or 7% (6% on a constant currency basis), from $62.5 million for the year ended December 31, 2013 to $66.7 million for the year ended December 31, 2014. The growth was primarily due to increased units sold, including our TightRail™ and SightRail™ mechanical lead extraction products.

Laser, service, and other revenue decreased $0.6 million, or 3%, from $20.7 million for the year ended December 31, 2013 to $20.1 million for the year ended December 31, 2014, due primarily to a decrease in rental revenue.

We placed 180 laser systems with new customers during the year ended December 31, 2014 compared with 170 during the year ended December 31, 2013.  Of these laser placements, 127 lasers were newly manufactured during 2014, and 53 lasers were redeployed from a previous institution. The new placements during the year ended December 31, 2014 brought our worldwide installed base of laser systems to 1,271 (913 in the U.S.) as of December 31, 2014, compared to 1,144 (837 in the U.S.) as of December 31, 2013.

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

Operating expenses

Total operating expenses increased $71.3 million, or 61%, from $117.1 million for the year ended December 31, 2013 to $188.4 million for the year ended December 31, 2014. The following table shows the changes in operating expenses for the years ended December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
(in thousands, except for percentages)	2014	% of revenue (1)	2013	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$128,129	63%	$91,750	58%	$36,379	40%
Research, development and other technology	28,675	14%	22,080	14%	6,595	30%
Medical device excise tax	2,834	1%	2,138	1%	696	33%
Acquisition transaction, integration and legal costs	17,288	8%	—	—%	17,288	nm
Intangible asset amortization	6,335	3%	901	1%	5,434	603%
Contingent consideration expense	2,070	1%	867	1%	1,203	139%
Change in fair value of contingent consideration liability	(1,064)	(1)%	(5,165)	(3)%	4,101	(79)%
Intangible asset impairment	4,138	2%	4,490	3%	(352)	(8)%
Total operating expenses	$188,405	92%	$117,061	74%	$71,344	61%

(1)	Percentage amounts may not add due to rounding.

Selling, general and administrative.  SG&A expenses increased $36.4 million, or 40%, from $91.8 million for the year ended December 31, 2013 to $128.1 million for the year ended December 31, 2014.  SG&A expenses as a percentage of revenue decreased from 70% in the first quarter of 2014 to 58% in the fourth quarter of 2014. This reflected ongoing progress with the AngioScore integration and improving sales productivity in both VI and LM.

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

Research, development and other technology. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Research, development and other technology expenses increased $6.6 million, or 30%, from $22.1 million for the year ended December 31, 2013 to $28.7 million for the year ended December 31, 2014. The increase was primarily due to an increase in product development costs of approximately $5.7 million compared with the year ended December 31, 2013 due to increased new product development personnel, an increase in project spending primarily related to the AngioScore DCAS project, and an increase in regulatory costs, associated primarily with filing and related fees as we prepared to enter new international markets.

Acquisition transaction, integration and legal costs. We incurred $17.3 million of costs related to acquisitions for the year ended December 31, 2014. Of this amount, $15.8 million related to the AngioScore acquisition, and consisted primarily of investment banking, accounting, consulting, and legal fees, as well as severance, retention, and other integration costs. These costs also included legal fees associated with a patent-related matter in which AngioScore is the plaintiff. We incurred $1.5 million of expenses related to the Stellarex product acquisition that closed in 2015, consisting primarily of legal fees.

Medical device excise tax. We incurred $2.8 million of medical device excise tax expense for the year ended December 31, 2014 compared with $2.1 million for the year ended December 31, 2013. The increase in the medical device excise tax was due to increased revenue for the year ended December 31, 2014.

Intangible asset amortization. As part of the AngioScore acquisition in June 2014, and the product acquisition from Upstream in January 2013, we acquired certain intangible assets, which are being amortized over periods from two to 10 years. We recorded $6.3 million of amortization expense related to the intangible assets acquired as part of the acquisitions for the year ended December 31, 2014 compared with $0.9 million for the year ended December 31, 2013. The increase was due to the intangible assets acquired as part of the AngioScore acquisition. See Note 2, “Business Combinations,” and Note 5, “Goodwill and Other Intangible Assets,” of the consolidated financial statements in Part IV, Item 15 of this annual report for further discussion of these acquisitions and related accounting matters.

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

Other income (expense)

Total other income (expense) decreased $4.3 million from other income of $16,000 for the year ended December 31, 2013 to other expense of $4.3 million for the year ended December 31, 2014. The following table shows the changes in other income (expense) for the years ended December 31, 2014 and December 31, 2013:

	For the Year Ended December 31,
(in thousands, except for percentages)	2014	% of revenue (1)	2013	% of revenue (1)	$ change	% change
Other (expense) income:
Interest (expense) income, net	$(4,062)	(2)%	$3	—%	$(4,065)	nm
Foreign currency transaction (loss) gain	(211)	—%	13	—%	(224)	nm
Total other (expense) income	$(4,273)	(2)%	$16	—%	$(4,289)	nm

(1)	Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $4.1 million for the year ended December 31, 2014, compared with the year ended December 31, 2013, which was primarily related to the Notes, including amortization of debt issuance costs. In addition, other expense was impacted by an increase in foreign currency transaction loss of $0.2 million for the year ended December 31, 2014, which resulted from intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and sales to customers in euros, due to a weakening of the euro during the year ended December 31, 2014.

Net loss

As a result of the items discussed above, we recorded a net loss for the year ended December 31, 2014 of $40.9 million, or $0.98 per share, compared with a net loss of $0.4 million, or $0.01 per share, for the year ended December 31, 2013. The increase in net loss was primarily due to an increase in operating loss of $37.3 million, due primarily to the AngioScore acquisition, integration and legal expenses, an increase of $4.3 million in other expense, described further above, partially offset by a decrease in income tax expense of $1.1 million, described further in Note 13, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $84.6 million, representing a decrease of $10.9 million from $95.5 million at December 31, 2014.

Our future liquidity requirements will be influenced by numerous factors. We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity, which may include additional borrowings under the revolving loan facility or other credit or financing arrangements, will be sufficient to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.

We may need or seek additional funding in the future. In addition to access to available borrowings under our revolving loan facility, we have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $200 million of senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Our ability to issue debt securities is limited by certain covenants in the term credit and security agreement and the revolving credit and security agreement. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

We have generated and used cash as follows:

	For the Year Ended December 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(59,459)	$(20,449)
Net cash used in investing activities	(39,538)	(240,700)
Net cash provided by financing activities	88,239	228,243

Operating Activities. For the year ended December 31, 2015, cash used in operating activities was $59.5 million. This compared with cash used in operating activities of $20.4 million for the year ended December 31, 2014. The primary sources and uses of cash in 2015 were:

(1)
Our net loss of $59.5 million included approximately $18.5 million of net non-cash expenses. Non-cash expenses primarily included $26.6 million of depreciation and amortization, $10.1 million of stock-based compensation, $2.7 million of contingent consideration expense and a $2.5 million intangible asset impairment, partially offset by a $25.8 million change in fair value of the contingent consideration liability.

(2)
Cash used as a result of a net increase in operating assets and liabilities of approximately $18.5 million was primarily due to an increase in equipment held for rental or loan of $12.1 million as a result of placement activity of our laser systems through our rental and evaluation programs, in addition to a decrease in accounts payable and accrued liabilities of $6.2 million, primarily as a result of a reduction in accrued legal costs in 2015.

Investing Activities. For the year ended December 31, 2015, cash used in investing activities was $39.5 million, consisting of the payment for the Stellarex acquisition of $30.0 million and capital expenditures of $9.5 million. This compared with cash used in investing activities of $240.7 million in the year ended December 31, 2014, consisting of $234.0 million of payments for the AngioScore acquisition and $6.7 million of capital expenditures. The capital expenditures for the years ended December 31, 2015 and 2014 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases, including capital items required for the Stellarex product line.

Financing Activities. Cash provided by financing activities for the year ended December 31, 2015 was $88.2 million, consisting primarily of $60.0 million in proceeds from the term loan, proceeds on the line of credit, net, of $24.2 million, and the exercise of stock options and sales of common stock under our employee stock purchase plan of $4.8 million. In the year ended December 31, 2015, we paid $0.4 million in contingent consideration payments related to the Upstream product acquisition. In the year ended December 31, 2014, cash provided by financing activities was $228.2 million, consisting primarily of net proceeds from the issuance of convertible debt of $230.0 million and the exercise of stock options and sales of common stock under our employee stock purchase plan of $5.7 million.

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. Our days sales outstanding of 60 days as of December 31, 2015 is higher than our standard 30 day terms due to the increase in sales to our office-based physician clinics, which is the fastest growing segment of the VI business. In some cases, we have granted extended terms, generally no more than 90 days, to these physician-owned facilities, which are longer than our typical 30 day terms. Additionally, we have increased sales to our distributor in Japan, which under our contract is granted 75 day terms. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	December 31, 2015	December 31, 2014
Days Sales Outstanding	60	59
Inventory Turns	2.4	2.5

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of the Stellarex DCB Assets and made a cash payment of $30 million. In addition, as planned, the Stellarex acquisition will require substantial additional investments prior to full commercialization, primarily within research, development and clinical trials.

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

Regarding (a) above, no contingent revenue-based payment was incurred in 2015, and we do not expect to make any contingent revenue-based payments in the future. Regarding (b), we expect to make the $5 million payment for the coronary CE mark approval in the first half of 2016. As of December 31, 2015, the contingent consideration liability related to the AngioScore acquisition was approximately $4.8 million. See further discussion of these matters in Note 2, “Business Combinations”, to our consolidated financial statements in Part IV, Item 15 of this annual report.

Term Loan Facility and Revolving Loan Facility

On December 7, 2015, the Company and AngioScore Inc., as borrowers (jointly, the “Borrowers”) entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto.  The Credit Agreements replace the Credit and Security Agreement (the “Wells Fargo Credit Agreement”) entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million term loan facility (the “Term Loan Facility”) and the Revolving Loan Credit Agreement provides for a five-year $50 million revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility may be increased to up to $70 million, subject to approval. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers. For more information, see Note 12, “Debt,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

At closing, we received $60.0 million under the Term Loan Facility and drew $18.0 million under the Revolving Loan Facility for general working capital and corporate purposes, as well as for the repayment of approximately $3.0 million outstanding under the Wells Fargo Credit Agreement.

The Revolving Loan Facility had an outstanding balance of $24.2 million as of December 31, 2015. We may prepay and re-borrow amounts borrowed under the Revolving Loan Facility without penalty. The Term Loan Facility had an outstanding balance of $60.0 million as of December 31, 2015.

Convertible Senior Notes

In June 2014, we sold $230 million aggregate principal amount of Convertible Senior Notes due 2034 (the “Notes”). Net proceeds from the sale of the Notes were used for the AngioScore acquisition. The Notes bear interest at a rate of 2.625% per annum. We pay interest on the Notes on June 1 and December 1 of each year, beginning December 1, 2014. The Notes will mature on June 1, 2034 (maturity date), unless earlier repurchased, redeemed or converted.

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

Holders may require us to repurchase some or all of their Notes for cash on each of June 5, 2021, June 5, 2024 and June 5, 2029 and upon a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, if any, to, but excluding, the relevant repurchase date.

We may not redeem the Notes prior to June 5, 2018. On or after June 5, 2018 and prior to June 5, 2021, we may redeem for cash all or part of the Notes if the closing sale price of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately prior to the date we provide the notice of redemption exceeds 130% of the applicable conversion price for the Notes. On or after June 5, 2021, we may redeem any or all of the Notes in cash. The redemption price for the Notes to be redeemed as described in the two immediately preceding sentences equals 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

Capital Resources

During the years ended December 31, 2015 and 2014, we purchased approximately $9.5 million and $6.7 million, respectively, of property and equipment for cash, which is included in cash flows from investing activities. During 2015 and 2014, we also invested approximately $12.1 million and $9.2 million, respectively, in laser equipment held for rental or loan under our rental and evaluation programs, which is included in cash flows from operating activities. We expect to fund any capital expenditures in 2016 from cash and cash equivalents.

Contractual Obligations

We lease office space, furniture, vehicles and equipment under noncancelable operating leases with initial terms that expire at various dates through 2023. Purchase obligations consist of purchase orders issued primarily for inventory. Royalty obligations represent the minimum royalties due under license agreements. Clinical trial clinical research organization (“CRO”) obligations represent contractual monthly payments for services performed and milestone payments to third-party CROs for clinical trials. The future minimum payments under noncancelable operating leases, purchase obligations, royalty obligations and clinical trial CRO obligations as of December 31, 2015 were as follows:

(in thousands)	Total	One Year or Less	2-3 Years	4-5 Years	More Than 5 Years
Operating leases	$20,981	$3,275	$6,049	$4,582	$7,075
Purchase obligations	15,720	15,720	—	—	—
Royalty obligations	4,000	740	1,480	1,480	300
Clinical trial CRO obligations	3,599	1,528	2,071	—	—
Total	$44,300	$21,263	$9,600	$6,062	$7,375

We have a contractual obligation to pay interest on the Notes, totaling approximately $6.0 million per year, on June 1 and December 1 each year. We also have a contractual obligation to pay interest on the Term Loan Facility, totaling approximately $5.0 million per year, payable monthly in arrears. In addition, we have a contractual obligation to pay interest on amounts drawn on the Revolving Loan Facility. During 2015, we did not make any interest payments on the Term Loan Facility or the Revolving Loan Facility, as interest did not become due until 2016.

We have contractual obligations for contingent consideration payments related to the AngioScore acquisition. See further discussion of these matters in “Future Investments and Contingent Consideration Related to Acquisitions” above and in Note 2, “Business Combinations,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Off-Balance Sheet Arrangements

We maintain no off-balance sheet arrangements that have, or that are reasonably likely to have, a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We maintain operating leases for our offices in Colorado Springs, Colorado; Broomfield, Colorado; Fremont, California; Maple Grove, Minnesota; the Netherlands, Germany and France.

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

We recognize the total surcharge as rental revenue upon shipment of the catheters, believing it to be the best measurement of revenue associated with the customers’ use of the laser system. Under the laser system placement programs, the laser system is transferred to the equipment held for rental or loan account upon shipment, and the depreciation expense related to the system is included in cost of revenue based upon a five-year expected life of the laser system. Costs to maintain the equipment are expensed as incurred.

We sell to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 8% of our total revenue in 2015. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and us. The terms and conditions of sales to our international distributors do not differ materially from the terms and conditions of sales to our domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that we have received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and we can reasonably estimate returns. We provide products to our distributors at agreed wholesale prices and do not typically provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of our distributors.

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

Goodwill and Other Intangible Assets. Goodwill represents the excess of costs over the fair value of the identifiable net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. Management must use significant estimates and assumptions in evaluating whether or not impairment of goodwill and other intangible assets has occurred, which can change the amount of goodwill and other intangible assets over time.

Long-Lived Assets. We review long-lived assets and certain identifiable intangibles, which primarily consist of completed technology, customer and distributor relationships, trademarks and trade names, non-compete agreements, patents and in process research and development (“IPR&D”), for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. We define IPR&D as the value of technology acquired for which the related products have not yet reached technological feasibility and have no future alternative use. IPR&D acquired in a business combination is capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. The estimated fair value of IPR&D is determined using an income approach model.

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

We estimate the fair value of stock option awards on the date of grant using either the Black-Scholes option pricing model or a trinomial lattice model, both of which require management’s estimates and assumptions regarding several complex and subjective variables including volatility, expected term of the options, performance-based objectives, and other inputs. In recognizing stock-based compensation expense, we also estimate future forfeitures based on historical forfeiture data.

With respect to performance share units (“PSUs”) granted to certain of our officers in 2014, we estimate the fair value of the PSUs based on our closing stock price at the time of grant and our estimate of achieving specified performance targets. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon our then-current estimate of achieving such performance targets. Different estimates could result in significantly different compensation expense recorded each period. For more information, see Note 8, “Stock Based Compensation and Employee Benefit Plans,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Income Taxes. We account for income taxes using the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. A valuation allowance is provided to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. For more information, see Note 13, “Income Taxes,” to our consolidated financial statements in Part IV, Item 15 of this annual report.

Clinical Trial Costs. We sponsor clinical trials intended to obtain clinical data required to obtain approval from the FDA and other foreign regulatory agencies to market new applications for our technology. We expense research and development costs, including clinical trial costs, as incurred. In certain cases, substantial portions of our clinical trials are performed by third-party CROs. These CROs generally bill monthly for services performed and additionally bill based upon milestone achievement. Milestone-based CRO fees are amortized to research and development expense over the period of time the contracted services required to earn milestone payments are performed, based upon the number of patients enrolled, “patient months” incurred and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to us by the CROs and correspondence with the CROs. Our estimates depend on the timeliness and accuracy of the data provided by the CROs regarding the status of the program and total program spending. We periodically evaluate our estimates to determine if adjustments are necessary or appropriate based on information we receive.

New Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, refer to the information provided under Note 1 to the consolidated financial statements in Part IV, Item 15 of this annual report.

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
	Year Ended
	December 31, 2015			December 31, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$206,683	$—	$206,683	$167,399	23%	23%
International	39,273	4,506	43,779	37,515	5%	17%
Total revenue	$245,956	$4,506	$250,462	$204,914	20%	22%

	Year Ended
	December 31, 2014			December 31, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$167,399	$—	$167,399	$130,126	29%	29%
International	37,515	(204)	37,311	28,685	31%	30%
Total revenue	$204,914	$(204)	$204,710	$158,811	29%	29%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except for percentages) (unaudited)
	Year Ended
	December 31, 2015			December 31, 2014	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention, ex-AngioSculpt	$103,655	$1,175	$104,830	$88,522	17%	18%
AngioSculpt	56,825	938	57,763	29,626	92%	95%
Total Vascular Intervention	160,480	2,113	162,593	118,148	36%	38%
Lead Management	69,899	1,864	71,763	66,662	5%	8%
Laser, service, and other	15,577	528	16,105	20,104	(23)%	(20)%
Total revenue	$245,956	$4,505	$250,461	$204,914	20%	22%
Total revenue, ex-AngioSculpt	$189,131	$3,567	$192,698	$175,288	8%	10%

	Year Ended
	December 31, 2014			December 31, 2013	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention, ex-AngioSculpt	$88,522	$(88)	$88,434	$75,601	17%	17%
AngioSculpt	29,626	—	29,626	—	100%	100%
Total Vascular Intervention	118,148	(88)	118,060	75,601	56%	56%
Lead Management	66,662	(106)	66,556	62,518	7%	6%
Laser, service, and other	20,104	(10)	20,094	20,692	(3)%	(3)%
Total revenue	$204,914	$(204)	$204,710	$158,811	29%	29%
Total revenue, ex- AngioSculpt	$175,288	$(204)	$175,084	$158,811	10%	10%

Reconciliation of gross margin to non-GAAP gross margin excluding amortization of acquired inventory step-up (in thousands, except percentages) (unaudited)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Gross profit, as reported	$182,822	$151,455	$117,455
Amortization of acquired inventory step-up (1)	251	2,074	—
Adjusted gross profit, excluding amortization of acquired inventory step-up	$183,073	$153,529	$117,455

Gross margin, as reported	74%	74%	74%
Non-GAAP gross margin, excluding amortization of acquired inventory step-up	74%	75%	74%

Reconciliation of Net (Loss) Income to Non-GAAP Net (Loss) Income (in thousands) (unaudited)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net loss, as reported	$(59,474)	$(40,901)	$(370)
Amortization of acquired inventory step-up (1)	251	2,074	—
Acquisition transaction, integration and legal costs (2)	29,472	17,288	—
Acquisition-related intangible asset amortization (3)	13,275	6,335	901
Contingent consideration expense (4)	2,671	2,070	867
Change in fair value of contingent consideration liability (5)	(25,819)	(1,064)	(5,165)
Intangible asset impairment (5)	2,496	4,138	4,490
Release of valuation allowance related to AngioScore acquisition (6)	—	(1,266)	—
Non-GAAP net loss	$(37,128)	$(11,326)	$723

Reconciliation of Net (Loss) Income Per Diluted Share to Non-GAAP Net (Loss) Income Per Diluted Share (unaudited)

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net loss per share, as reported	$(1.40)	$(0.98)	$(0.01)
Amortization of acquired inventory step-up (1)	0.01	0.05	—
Acquisition transaction, integration and legal costs (2)	0.69	0.41	—
Acquisition-related intangible asset amortization (3)	0.31	0.15	0.02
Contingent consideration expense (4)	0.06	0.05	0.02
Change in fair value of contingent consideration liability (5)	(0.61)	(0.03)	(0.13)
Intangible asset impairment (5)	0.06	0.10	0.12
Release of valuation allowance related to AngioScore acquisition (6)	—	(0.03)	—
Non-GAAP net loss per share (7)	$(0.88)	$(0.27)	$0.02
__________________

1)	Amortization of acquired inventory step-up relates to the inventory acquired in the AngioScore acquisition.

2)
Acquisition transaction, integration and legal costs relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $19.9 million and $6.8 million in the years ended December 31, 2015 and 2014, respectively, for legal fees, including legal fees and costs advanced, associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff.

3)	Acquisition-related intangible asset amortization relates primarily to intangible assets acquired in the AngioScore acquisition in June 2014 and the Stellarex acquisition in January 2015.

4)
Contingent consideration expense primarily represents the accretion of the estimated contingent consideration liability related to future amounts payable to former AngioScore stockholders, based on sales of the AngioScore products and achievement of regulatory milestones.

5)
During the year ended December 31, 2015, we remeasured the contingent consideration liabilities related to the AngioScore regulatory milestones and future revenue-related payments to their fair values, which reduced the total contingent consideration liability by approximately $25.8 million. The intangible asset impairment of $2.5 million was to record a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition.

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

•
Amortization expense, while not requiring cash settlement, is an ongoing and recurring expense, has a material impact on GAAP net (loss) income, and reflects an economic cost to us not reflected in non-GAAP net (loss) income. Intangible asset impairment, while not requiring cash settlement, has a material impact on GAAP net (loss) income, and reflects an economic cost to us not reflected in non-GAAP net (loss) income.

•
Items such as the acquisition transaction and integration costs and contingent consideration expense, excluded from non-GAAP net (loss) income, can have a material impact on cash flows and GAAP net (loss) income and reflect economic costs to us not reflected in non-GAAP net (loss) income.

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

ITEM 7A.    Quantitative and Qualitative Disclosure About Market Risk

Market risk represents the risk of changes in the value of market risk instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign exchange risk and interest rate risk.

Our reporting currency is the U.S. dollar and our exposure to foreign currency risk is primarily related to sales of our products in Europe, which are denominated primarily in the euro and translated into U.S. dollars.  Changes in the exchange rate between the euro and the U.S. dollar could positively or adversely affect our revenue and net (loss) income.  In addition, we record foreign currency transaction gains and losses, included in other income (expense), which result from intercompany transactions with our Dutch subsidiary, whose functional currency is the euro.

Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The fluctuation in currency rates during the year ended December 31, 2015 compared with the December 31, 2014 caused a decrease of approximately $4.5 million in consolidated revenue and an increase of $1.7 million in consolidated net loss.

Based on our overall foreign currency exchange rate exposure as of December 31, 2015, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the year ended December 31, 2015 of approximately $2.3 million.

The Notes are at fixed rates, and therefore are not subject to market risk. As of December 31, 2015, we are exposed to interest rate risk related to our $50 million Revolving Loan Facility and our $60 million Term Loan Facility.  A 100 basis point fluctuation in market interest rates underlying our Revolving Loan Facility and Term Loan Facility would have the effect of increasing or decreasing our cash interest expense by approximately $0.8 million for an annual period on the $24.2 million Revolving Loan Facility balance and $60.0 million Term Loan Facility balance outstanding as of December 31, 2015.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2015. KPMG LLP, an independent registered public accounting firm, has audited our accompanying consolidated financial statements and our internal control over financial reporting. The report of the independent registered public accounting firm is included in this annual report on Form 10-K.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2016 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2015.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2016 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2015.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2016 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2015.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2016 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2015.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive Proxy Statement to be used in connection with our 2016 Annual Meeting of Stockholders, which will be filed within 120 days from December 31, 2015.

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

See Exhibit Index immediately following the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, on this 26th day of February, 2016.

THE SPECTRANETICS CORPORATION

By:	/s/ SCOTT DRAKE
Scott Drake President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ SCOTT DRAKE	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Scott Drake

/s/ STACY P. MCMAHAN	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016
Stacy P. McMahan

/s/ R. JOHN FLETCHER	Director and Chairman of the Board of Directors	February 26, 2016
R. John Fletcher

/s/ WILLIAM C. JENNINGS	Director	February 26, 2016
William C. Jennings

/s/ B. KRISTINE JOHNSON	Director	February 26, 2016
B. Kristine Johnson

/s/ DANIEL A. PELAK	Director	February 26, 2016
Daniel A. Pelak

/s/ JOSEPH M. RUGGIO, M.D.	Director	February 26, 2016
Joseph M. Ruggio, M.D.

/s/ MARIA SAINZ	Director	February 26, 2016
Maria Sainz

/s/ TODD SCHERMERHORN	Director	February 26, 2016
Todd Schermerhorn

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Spectranetics Corporation:
We have audited the accompanying consolidated balance sheets of The Spectranetics Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II - Valuation and Qualifying Accounts. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, the related financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement Schedule II - Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado
February 26, 2016

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2015 and 2014

	2015	2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$84,594	$95,505
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,906 and $1,615, respectively	43,359	41,090
Inventories, net	25,155	25,446
Prepaid expenses and other current assets	5,171	8,093
Total current assets	158,279	170,134
Property and equipment, net	44,719	33,819
Goodwill	152,616	149,898
Other intangible assets, net	110,456	102,616
Other assets	1,929	1,371
Total assets	$467,999	$457,838
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$24,232	$—
Accounts payable	4,150	4,397
Accrued liabilities	33,676	35,052
Deferred revenue	1,621	1,894
Total current liabilities	63,679	41,343
Convertible senior notes, net of debt issuance costs	224,076	223,088
Term loan, net of debt issuance costs	59,601	—
Accrued liabilities, net of current portion	1,496	1,222
Contingent consideration, net of current portion	263	28,551
Deferred income taxes	1,915	1,477
Total liabilities	351,030	295,681
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.001 par value. Authorized 120,000,000 shares; issued and outstanding 42,659,234 and 42,060,865 shares, respectively	42	42
Additional paid-in capital	313,442	298,526
Accumulated other comprehensive loss	(1,910)	(1,280)
Accumulated deficit	(194,605)	(135,131)
Total stockholders’ equity	116,969	162,157
Total liabilities and stockholders’ equity	$467,999	$457,838

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands, except share and per share amounts)
Revenue	$245,956	$204,914	$158,811
Cost of products sold	62,883	51,385	41,356
Amortization of acquired inventory step-up	251	2,074	—
Gross profit	182,822	151,455	117,455
Operating expenses:
Selling, general and administrative	143,355	128,129	91,750
Research, development and other technology	64,436	28,675	22,080
Medical device excise tax	3,465	2,834	2,138
Acquisition transaction, integration and legal costs	29,472	17,288	—
Intangible asset amortization	13,275	6,335	901
Contingent consideration expense	2,671	2,070	867
Change in fair value of contingent consideration liability	(25,819)	(1,064)	(5,165)
Intangible asset impairment	2,496	4,138	4,490
Total operating expenses	233,351	188,405	117,061
Operating (loss) income	(50,529)	(36,950)	394
Other expense:
Interest (expense) income	(7,850)	(4,062)	3
Foreign currency transaction (loss) gain	(369)	(211)	13
Total other (expense) income	(8,219)	(4,273)	16
(Loss) income before income taxes	(58,748)	(41,223)	410
Income tax expense (benefit)	726	(322)	780
Net loss	$(59,474)	$(40,901)	$(370)

Net loss per share:
Net loss per share, basic and diluted	$(1.40)	$(0.98)	$(0.01)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(630)	(975)	313
Comprehensive loss, net of tax	$(60,104)	$(41,876)	$(57)

Weighted average common shares outstanding:
Basic and diluted	42,430,221	41,679,369	38,940,544

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2015, 2014 and 2013

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount
Balances at January 1, 2013	34,887,763	$35	$183,140	$(93,860)	$(618)	$88,697
Comprehensive (loss) income, net of tax	—	—	—	(370)	313	(57)
Exercise of stock options	723,067	—	4,053	—	—	4,053
Shares purchased under employee stock purchase plan	104,781	—	1,172	—	—	1,172
Issuance of restricted stock awards and vesting of restricted stock units	52,175	—	—	—	—	—
Issuance of common stock in secondary public offering, net of offering costs	5,462,500	6	92,028	—	—	92,034
Paid in capital from stock-based compensation expense	—	—	4,101	—	—	4,101
Balances at December 31, 2013	41,230,286	41	284,494	(94,230)	(305)	190,000
Comprehensive loss, net of tax	—	—	—	(40,901)	(975)	(41,876)
Exercise of stock options	672,739	1	4,810	—	—	4,811
Shares purchased under employee stock purchase plan	94,432	—	906	—	—	906
Issuance of restricted stock awards and vesting of restricted stock units	63,408	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	8,316	—	—	8,316
Balances at December 31, 2014	42,060,865	42	298,526	(135,131)	(1,280)	162,157
Comprehensive loss, net of tax	—	—	—	(59,474)	(630)	(60,104)
Exercise of stock options	375,046	—	1,778	—	—	1,778
Shares purchased under employee stock purchase plan	153,865	—	3,027	—	—	3,027
Issuance of restricted stock awards and vesting of restricted stock units	69,458	—	—	—	—	—
Paid in capital from stock-based compensation expense	—	—	10,111	—	—	10,111
Balances at December 31, 2015	42,659,234	$42	$313,442	$(194,605)	$(1,910)	$116,969

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net loss	$(59,474)	$(40,901)	$(370)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,588	16,813	10,610
Stock-based compensation expense	10,111	8,316	4,101
Amortization of debt issuance costs	993	562	—
Provision for excess and obsolete inventories	981	426	213
Intangible asset impairment	2,496	4,138	4,490
Contingent consideration expense	2,671	2,070	867
Change in fair value of contingent consideration liability	(25,818)	(1,064)	(5,165)
Deferred income taxes	486	(909)	386
Changes in operating assets and liabilities:
Trade accounts receivable	(2,720)	(6,369)	(6,463)
Inventories	497	(2,960)	(359)
Equipment held for rental or loan, net	(12,098)	(9,232)	(6,812)
Prepaid expenses and other current assets	2,906	(5,028)	(265)
Other assets	(686)	(91)	31
Accounts payable and accrued liabilities	(6,160)	13,650	3,343
Deferred revenue	(232)	130	(394)
Net cash (used in) provided by operating activities	(59,459)	(20,449)	4,213
Cash flows from investing activities:
Capital expenditures	(9,538)	(6,722)	(4,620)
Payments for acquisitions	(30,000)	(233,978)	(6,500)
Net cash used in investing activities	(39,538)	(240,700)	(11,120)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	—	230,000	—
Proceeds from issuance of term loan	60,000	—	—
Proceeds from line of credit, net	24,232	—	—
Debt issuance costs	(405)	(7,474)	—
Net proceeds from stock offering	—	—	92,034
Proceeds from the exercise of stock options and employee stock purchase plan	4,805	5,717	5,225
Payment of contingent consideration	(393)	—	—
Net cash provided by financing activities	88,239	228,243	97,259
Effect of exchange rate changes on cash	(153)	16	268
Net (decrease) increase in cash and cash equivalents	$(10,911)	$(32,890)	$90,620
Cash and cash equivalents at beginning of period	95,505	128,395	37,775
Cash and cash equivalents at end of period	$84,594	$95,505	$128,395
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,457	$3,031	$41
Cash paid for taxes	$327	$787	$357

The accompanying notes are an integral part of the consolidated financial statements.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business, and Basis of Presentation

The accompanying consolidated financial statements include the accounts of The Spectranetics Corporation, a Delaware corporation, and its wholly-owned Dutch subsidiary, Spectranetics International, B.V., including the accounts of the wholly-owned subsidiaries of Spectranetics International, B.V.: Spectranetics II B.V., Spectranetics Deutschland GmbH, Spectranetics Austria GmbH, Spectranetics France SARL, Spectranetics Switzerland GmbH, and Spectranetics Denmark ApS. The consolidated financial statements as of and for the year ended December 31, 2015 also include the accounts of The Spectranetics Corporation’s wholly-owned subsidiary, AngioScore Inc., which was acquired on June 30, 2014. The aforementioned entities are collectively referred to as the “Company.” All intercompany balances and transactions have been eliminated in consolidation.

The Company develops, manufactures, markets, and distributes medical devices and products used in minimally invasive procedures within the cardiovascular system. The Company’s devices and products are sold in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, the Company acquired AngioScore, a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, the Company acquired the Stellarex™ drug-coated balloon assets from Covidien LP.

Use of Estimates

Preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management of the Company to make several estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets; contingent consideration liabilities for acquisitions; stock-based compensation expense; estimated clinical trial expenses; accrued costs for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year presentation. Debt issuance costs associated with noncurrent liabilities that were previously presented as an asset have been reclassified as a reduction to their corresponding noncurrent liability on the consolidated balance sheets for all periods presented. In addition, current deferred tax assets that were previously presented as an asset have been reclassified and netted with long-term deferred tax liabilities on the consolidated balance sheets for all periods presented.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At times, the Company maintains deposits in financial institutions in excess of federally insured limits.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Financial Instruments

Financial instruments included in our financial statements are comprised of cash and cash equivalents, trade accounts receivable, accounts payable, certain accrued liabilities, a line of credit facility (the “Revolving Loan Facility”), convertible senior notes (“Notes”), a term loan facility (the “Term Loan Facility”) and contingent consideration liabilities.

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

The Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at amortized cost, as the fair values of these instruments approximate their carrying values due to their short-term nature.  As of December 31, 2015, cash equivalents consisted of money market accounts and U.S. treasury securities with original maturities of three months or less, which the Company classified as Level 1, given the active market for these accounts.

The fair value of the Notes is influenced by interest rates, the stock price of the Company’s common stock, and stock price volatility, which is determined by market trading. As of December 31, 2015, the estimated fair value of the Notes was $174.8 million and was determined based on quoted market prices in a secondary market, which is considered a Level 2 Input measurement. The carrying amounts of the Term Loan Facility and Revolving Loan Facility are considered reasonable estimates of fair value due to their floating-rate terms. See further discussion of these items in Note 12, “Debt.”

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over the fair value of the identifiable net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are tested for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In evaluating goodwill and indefinite-lived intangible assets, the Company performs an assessment of qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. The Company conducts its annual impairment test as of December 31 of each year.  See further discussion in Note 5, “Goodwill and Other Intangible Assets.”

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. The carrying value of a long-lived asset is considered impaired when the expected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. Fair value is determined by reference to quoted market prices, if available, or the utilization of certain valuation techniques such as cash flows discounted at a rate commensurate with the risk involved. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. In 2014 and 2013, the Company recorded an intangible asset impairment charge for intangible assets acquired in 2013, as further discussed in Note 5, “Goodwill and Other Intangible Assets.”

Intangible assets with finite lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or circumstances indicate their carrying amount may not be recoverable. Intangible assets with finite lives, which consist primarily of technology intangible assets, customer relationships, trademarks, and trade names, are amortized using the straight-line method over periods that currently range from two to twelve years.

In-Process Research and Development

The Company defines in process research and development (“IPR&D”) as the value of technology acquired for which the related products have not yet reached technological feasibility and have no future alternative use. The

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. IPR&D acquired in a business combination requires the estimated fair value of IPR&D to be capitalized as an indefinite-lived intangible asset until completion or abandonment of the IPR&D project. Upon completion of the development project, the IPR&D is amortized over its estimated useful life. If the IPR&D projects are abandoned, the related IPR&D assets would be written off. The estimated fair value of IPR&D is determined using an income approach model.

In 2015, the Company recorded an intangible asset impairment charge related to a partial impairment of the IPR&D intangible assets acquired as part of the AngioScore acquisition. At December 31, 2015, IPR&D represented an estimate of the fair value of in-process technology acquired in the AngioScore and Stellarex acquisitions. See further discussion in Note 2, “Business Combinations.”

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

The Company accounts for service provided during the one-year warranty or service contract period as a separate unit of accounting. As such, the fair value of this service is deferred and recognized as revenue on a straight-line basis over the related warranty or service contract term, and warranty and service costs are expensed in the period they are incurred. Revenue recognized associated with service performed during the warranty period totaled $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Volume-based rental programs. Rental revenue under these programs varies on a sliding scale depending on the customer’s purchases of disposable products (either unit or dollar volume) each month. Rental revenue is invoiced and recognized monthly. The laser system is transferred to the equipment held for rental or loan account

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

upon shipment, and depreciation expense is included in cost of revenue based upon the five-year expected life of the laser system. Costs to maintain the equipment are expensed as incurred.

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

The Company sells to end-users in the United States and internationally as well as to certain international distributors. Sales to international distributors represented approximately 8% of the Company’s total revenue in 2015. Distributor agreements are in place with each distributor, which outline the significant terms of the transactions between the distributor and the Company. The terms and conditions of sales to the Company’s international distributors do not differ materially from the terms and conditions of sales to its domestic and international end-user customers. Sales to distributors are recognized either at shipment or a later date in accordance with the agreed upon contract terms with distributors, provided that the Company has received an order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, all contractual obligations have been met and the Company can reasonably estimate returns. The Company provides products to its distributors at agreed wholesale prices and typically does not provide any special right of return or exchange, discounts, significant sales incentives, price protection or stock rotation rights to any of its distributors.

Deferred Revenue

Deferred revenue was $1.6 million and $1.9 million at December 31, 2015 and 2014, respectively. These amounts primarily relate to payments in advance for various product maintenance contracts in which revenue is initially deferred and recognized over the life of the contract, which is generally one year, and to deferred revenue associated with service provided to customers during the warranty period after the sale of laser systems.

Medical Device Excise Tax

The Patient Protection and Affordable Care Act of 2010 imposes a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. The excise tax is 2.3% of the taxable base and applies to a substantial majority of the Company’s U.S. sales. For the years ended December 31, 2015 and 2014, the Company incurred $3.5 million and $2.8 million of excise tax, respectively, which is recorded in the consolidated statements of operations and comprehensive loss as an operating expense under the caption “Medical device excise tax.” In December 2015, legislation was enacted that suspends the medical device excise tax for 2016 and 2017.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method and records such expense in its consolidated financial statements. The estimated value of the portion of the award that is ultimately expected to vest, taking into consideration estimated forfeitures based on the Company’s historical forfeiture rate, is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations and comprehensive loss. The Company estimates the grant date fair value of stock option awards generally on the date of grant using the Black-Scholes option pricing model. For certain options, which contained vesting provisions that included a share price trigger, the Company estimated the fair value of the options using a trinomial lattice model. With respect to performance stock units (“PSUs”), the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against specified targets over a three-year period. The fair value of the PSUs is based on the Company’s closing stock price on the grant date and its estimate of achieving such performance targets. See further discussion and disclosures in Note 8, “Stock-based Compensation and Employee Benefit Plans.”

Research, Development and Other Technology

Research, development and other technology costs are expensed as incurred and totaled $64.4 million, $28.7 million, and $22.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. In addition to product development costs, research, development and other technology costs include royalty expenses that the Company pays to license certain intellectual property incorporated in the Company’s products. Royalty expenses totaled $3.6 million, $2.7 million, and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Clinical trial costs. The Company sponsors clinical trials intended to obtain the necessary clinical data required to obtain approval from the U.S. Food and Drug Administration (“FDA”) and foreign regulatory agencies to market new applications of its technology. Costs associated with these clinical trials are also included within research, development and other technology costs and totaled $20.0 million, $4.1 million, and $3.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In certain cases, substantial portions of the Company’s clinical trials are performed by third-party clinical research organizations (“CROs”). These CROs generally bill monthly for services performed and also bill based upon milestone achievement. The Company accrues for services as provided, when services are performed before milestone payments are made. If the Company prepays CRO fees or milestone payments, the Company records the prepayment as a prepaid asset and amortizes the asset into research, development and other technology expense over the period of time the contracted services are performed based upon the number of patients enrolled, “patient months” incurred and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data reported to the Company by the CROs and correspondence with the CROs. The Company periodically evaluates its estimates to determine if adjustments are necessary or appropriate based on information it receives.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the U.S. dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency. Assets and liabilities of non-U.S. dollar functional currency entities are translated to U.S. dollars at period-end exchange rates, and the resulting gains and losses arising from the translation of those net assets are recorded as a cumulative translation adjustment, a component of

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

accumulated other comprehensive loss on the consolidated balance sheets. Elements of the consolidated statements of operations and comprehensive loss are translated at the average monthly currency exchange rates in effect during the period and foreign currency transaction gains and losses are included in other income (expense).

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of approximately $1.6 million, $2.0 million and $1.9 million were expensed for the years ended December 31, 2015, 2014 and 2013, respectively.

Medical Self-insurance Costs

The Company is partially self-insured for claims relating to employee medical and dental benefit programs. The medical self-insurance program is administered by a third-party and contains stop-loss provisions on both an individual claim basis and in the aggregate. The Company records claims incurred as an expense each period, including an estimate of claims incurred but not yet reported, which is revised quarterly. The Company uses claims data and historical experience, as applicable, to estimate the liability for unreported claims.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and research and development and alternative minimum tax credit carryforwards. A valuation allowance is required to the extent it is more-likely-than-not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company recognizes the financial statement effects of a tax position when it is more-likely-than-not, based on technical merits, that the position will be sustained upon examination. The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the consolidated statements of operations and comprehensive loss or on the consolidated balance sheet. See further discussion and disclosures in Note 13, “Income Taxes.”

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The new guidance is applied retrospectively to each prior period presented. Adoption of ASU 2015-03 changed the presentation of debt issuance costs on the Company’s consolidated balance sheets by eliminating the debt issuance costs asset and reducing the liability of the Company’s debt by the amount of net debt issuance costs. The Company early adopted the provisions of this ASU during the fourth quarter of 2015 and retrospectively applied ASU 2015-03 to all periods presented. Upon adoption, the Company reclassified its debt issuance costs associated with noncurrent liabilities from an asset to a noncurrent liability on its consolidated balance sheets for all periods presented. As a result of these reclassifications, the Company’s debt issuance costs of $7.3 million and $6.9 million as of December 31, 2015 and 2014, respectively, were netted with their noncurrent liabilities of $290.0 million and $230.0 million as of December 31, 2015 and

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

2014, respectively. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 for all entities by one year. As a result, ASU 2014-09 is now effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method and date of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position, and consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amounts as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company does not expect ASU 2015-16 to have a material impact on its results of operations, financial position, and consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted the provisions of this ASU during the fourth quarter of 2015 and retrospectively applied ASU 2015-17 to all periods presented. Upon adoption, the Company netted its current deferred tax assets with its noncurrent deferred tax liabilities on its consolidated balance sheets for all periods presented. As a result of these reclassifications, the Company’s current deferred tax assets of $1.7 million and $2.2 million as of December 31, 2015 and 2014, respectively, were netted with its noncurrent deferred tax liabilities of $3.6 million and $3.7 million as of December 31, 2015 and 2014, respectively. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting related to leasing transactions. This update requires lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases of greater than twelve months. The accounting by lessors will remain largely unchanged from current U.S. GAAP. For public companies, the ASU is effective for fiscal years,

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is in the process of determining the method and date of adoption and assessing the impact of ASU 2016-02 on its results of operations, financial position, and consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

NOTE 2 — BUSINESS COMBINATIONS

Stellarex

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company accounted for the Stellarex Acquisition as a business combination and recorded the assets acquired and liabilities assumed at their respective estimated fair values as of the Acquisition Date. During 2015, the Company finalized the purchase price allocation. The following table summarizes the allocations to the assets acquired:

(in thousands)	Allocation of purchase price	Amortization period (in years)
Inventories	$1,337
Property and equipment, net	2,701
Total tangible assets acquired	4,038
Less: above market lease assumed	293
Net tangible assets acquired	$3,745

Intangible assets:
In-process research and development (“IPR&D”)	13,680
Technology	9,000	12
Trademark and trade names	400	12
Transition services agreement	530	0.5
Goodwill	2,645
Total purchase price	$30,000

The Company determined the estimated fair value of the inventory based on its estimated selling price less cost to sell and normal profit margin, or in the case of inventory expected to be consumed in clinical studies, on replacement cost. The Company recorded the property and equipment at its estimated fair value at the Acquisition Date.

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

The trademark and trade names were valued based on the “relief from royalty” method. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use the trade name or trademark asset owned by the subject company. The projected royalties are converted into their present value equivalents through the application of a risk-adjusted discount rate.

The transition services agreement was valued based on the estimated fair value of services provided by Covidien to the Company under the agreement.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy based on management’s estimates and assumptions.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable net assets acquired as goodwill, which is deductible for tax purposes. Goodwill is primarily attributable to the benefits of the acquired workforce and future technologies, which will be developed from the current and IPR&D technologies to further expand the Company’s product offerings and applications of the technology. Goodwill was allocated to the Company’s operating segments based on the relative expected benefits as disclosed in Note 5, “Goodwill and Intangible Assets.”

The assets and liabilities assumed in the Stellarex Acquisition were included in the Company’s consolidated balance sheet as of January 27, 2015. Beginning on January 27, 2015, revenue, costs of products sold and operating expenses related to the DCB Assets have been included in the Company’s consolidated financial statements in the Company’s U.S. Medical and International Medical reportable operating segments.

Revenue from Stellarex products from January 27, 2015 through December 31, 2015 was immaterial and is included in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2015. Losses attributable to Stellarex from January 27 through December 31, 2015 were $44.4 million and primarily included research and development and clinical trial costs, included within the “Research, development and other technology” line of the consolidated statements of operations and comprehensive loss. Also included in the losses attributable to Stellarex above were acquisition and integration expenses that totaled $8.0 million for the year ended December 31, 2015, and primarily included non-recurring costs associated with establishing manufacturing operations to support the Stellarex program, and investment banking and legal fees incurred in connection with the acquisition. These costs are included within the “Acquisition transaction, integration and legal costs” line of the consolidated statements of operations and comprehensive loss.

AngioScore

On June 30, 2014, the Company completed its acquisition of AngioScore, Inc. At the date of acquisition, the Company recorded total contingent consideration of $25.9 million.

The fair value of contingent consideration liabilities was determined using a probability-weighted approach to estimate the achievement of the future revenue and regulatory approval milestones and discount rates ranging from 9% to 19%. The selection of the discount rates reflects the inherent risks related to achieving the respective milestones. These fair value measurements are based on significant unobservable inputs, which are classified as Level 3 within the fair value hierarchy, based on management’s estimates and assumptions. The fair value of the contingent milestone consideration is remeasured at the estimated fair value at each reporting period. Therefore, any changes in the fair value impacts our reported earnings in each reporting period, thereby resulting in variability in our earnings.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

During 2015, the Company remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $25.8 million. Of this amount, $21.5 million was a result of a decrease in future revenue estimates for the AngioSculpt products. The remaining $4.3 million was a result of an analysis performed by the Company related to the costs and efforts, including product testing, validation, coating and process testing, and regulatory requirements, remaining to complete the Drug-Coated AngioSculpt (“DCAS”) projects, which are subject to contingent regulatory milestone payments. This analysis resulted in a determination that it was unlikely the Company would meet the regulatory milestones for two of the three DCAS projects within the time frame and with the expenditure of funds set forth in the acquisition agreement. Related to the regulatory milestone assessment, the Company evaluated the IPR&D associated with the product development projects for impairment using the income approach, and determined that a portion of the IPR&D was impaired. Therefore, the Company also recorded an impairment of the IPR&D intangible asset of $2.5 million during the third quarter of 2015.

The following table presents changes to the Company’s acquisition-related contingent consideration for the periods ending December 31, 2015 and 2014:

	2015	2014
Beginning balance	$28,694	$1,802
Purchase price contingent consideration	—	25,886
Change in fair value of contingent consideration	(25,819)	(1,064)
Contingent consideration payments	(393)	—
Contingent consideration accretion expense	2,671	2,070
Ending balance	$5,153	$28,694

During 2015, the Company recorded $0.3 million of amortization of the acquired inventory step-up, reflected as “Amortization of acquired inventory step-up” in the consolidated statements of operations and comprehensive loss, increasing cost of products sold.

Expenses related to the acquisition of AngioScore and the subsequent integration of its operations were $21.5 million for the year ended December 31, 2015, and primarily included legal fees, including legal fees and costs advanced associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff. See Note 14, “Commitments and Contingencies.” These expenses are included within the “Acquisition transaction, integration and legal costs” line of the consolidated statements of operations and comprehensive loss.

Unaudited Supplemental Pro Forma Financial Information

The table below provides certain pro forma financial information for the Company as if the Stellarex and Angioscore acquisitions had been consummated as of January 1, 2014. Certain pro forma adjustments have been made to reflect the impact of the purchase transactions, primarily consisting of amortization of intangible assets with determinable lives and interest expense on long-term debt. The pro forma information does not include the nonrecurring charges that resulted directly from the transaction such as investment banking and legal fees of $1.7 million and $5.7 million incurred during the years ended December 31, 2015 and 2014, respectively. The pro forma information does not necessarily reflect the actual results of operations had the acquisitions been consummated at the beginning of the fiscal reporting period indicated nor is it indicative of future operating results. The pro forma information does not include any adjustment for potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in thousands)	2015	2014
Revenue	$245,956	$235,318
Net loss	(61,542)	(88,597)
Net loss per share	$(1.45)	$(2.13)

NOTE 3 — INVENTORIES

Inventories, net, consisted of the following:

	December 31,
(in thousands)	2015	2014
Raw materials	$10,838	$9,012
Work in process	2,914	3,745
Finished goods	11,403	12,689
	$25,155	$25,446

On January 27, 2015, the Company acquired approximately $1.3 million of inventories as part of the Stellarex Acquisition. As of December 31, 2015, Stellarex inventories were approximately $2.1 million.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,
(in thousands)	2015	2014
Equipment held for rental or loan	$55,774	$47,313
Manufacturing equipment and computers	37,862	29,692
Leasehold improvements	8,984	6,730
Furniture and fixtures	4,840	3,473
Building and improvements	1,306	1,288
Land	271	270
Less: accumulated depreciation and amortization	(64,318)	(54,947)
Total property and equipment, net	$44,719	$33,819

On January 27, 2015, the Company acquired approximately $2.7 million of property and equipment, net, as part of the Stellarex Acquisition. See Note 2, “Business Combinations,” for further discussion.

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $12.3 million, $9.5 million and $8.8 million, respectively. In addition, software amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1.0 million, $0.9 million and $0.9 million, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill. The Company’s goodwill relates to the acquisition of the endovascular product lines of Kensey Nash Corporation in 2008, the acquisition of certain products from Upstream Peripheral Technologies Ltd. (“Upstream”) in January 2013, the AngioScore acquisition in 2014, and the Stellarex Acquisition in 2015.

The change in the carrying amount of goodwill by reporting unit for the year ended December 31, 2015 was as follows:

(in thousands)	U.S. Medical	International Medical	Total
Balance as of December 31, 2014	$128,361	$21,537	$149,898
Goodwill acquired during the year (Note 2)	1,984	661	2,645
Other	65	8	73
Balance as of December 31, 2015	$130,410	$22,206	$152,616

Goodwill is allocated to the Company’s operating segments based on an analysis of both the relative historical and expected benefits.

In 2015, management performed Step I of the goodwill impairment test and evaluated the recoverability of goodwill of each of its reporting units by comparing the fair value of each reporting unit with its carrying value. The fair values of the reporting units were determined using a discounted cash flow analysis. The Step 1 test for each reporting unit was performed on both a total equity and total asset basis. As of the measurement date, the estimated fair values of each reporting unit exceeded their respective carrying values. Therefore, the $152.6 million of goodwill on the consolidated balance sheets as of December 31, 2015 was not at risk of failing Step 1 of the impairment test.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Intangible Assets. Acquired intangible assets as of December 31, 2015 and 2014 consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Acquired as part of AngioScore acquisition (Note 2):
Technology	$73,510	$73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	1,254	3,750
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Stellarex Acquisition (Note 2):
In-process research and development	13,680	—
Technology	9,000	—
Trademark and trade names	400	—
Transition services agreement	530	—
Acquired as part of Upstream acquisition
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(21,040)	(7,766)
	$110,456	$102,616

See further discussion of the additional goodwill and intangible assets acquired as part of the Stellarex Acquisition in Note 2 “Business Combinations.”

The Company evaluates intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. In conjunction with the reductions of the contingent consideration liability related to the AngioScore acquisition (see Note 2), the Company also evaluated the intangible assets acquired for impairment. During 2015, the Company determined that a portion of the IPR&D intangible asset was impaired. The Company therefore recorded an impairment of the IPR&D intangible asset of $2.5 million, which is included in the U.S. Medical reporting segment. For the intangible assets other than IPR&D, the Company determined that the estimated undiscounted cash flows of the intangible assets exceeded their carrying amounts. Therefore, no impairment of these other intangible assets was required.

During 2014 and 2013, the Company recorded intangible asset impairment charges of approximately $4.1 million and $4.5 million, respectively, related to the intangible assets acquired as part of the Upstream acquisition, as a result of market factors associated with the access and overall retrograde interventional market and other relevant factors.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Aggregate amortization expense for amortizing intangible assets was $13.3 million, $6.3 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The IPR&D is not amortized until completion of the project. As of December 31, 2015, estimated future amortization expense for intangible assets subject to amortization was as follows:

(in thousands)	Amortization Expense
Years ending December 31:
2016	$12,180
2017	11,462
2018	11,196
2019	11,196
2020	10,831
Thereafter	38,657
$95,522

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2015	2014
Accrued payroll and employee-related expenses	$15,797	$21,483
Contingent consideration, current portion	4,891	143
Accrued clinical study expense	3,868	1,358
Deferred rent	1,485	1,214
Accrued sales, income and excise taxes	1,318	1,847
Accrued royalties	1,044	841
Accrued interest	913	503
Accrued legal costs	713	4,793
Other accrued expenses	5,143	4,092
Total accrued liabilities	35,172	36,274
Less: long-term portion	(1,496)	(1,222)
Accrued liabilities, current portion	$33,676	$35,052

NOTE 7 — COMMON STOCK OFFERING

On May 1, 2013, the Company completed an offering of 5,462,500 shares, par value $0.001 per share, of its common stock at a public offering price of $18.00 per share minus the underwriters’ discount of $1.08 per share. The Company received net proceeds of approximately $92.0 million, after deducting underwriting discounts and commissions and offering expenses (approximately $0.4 million) paid by the Company.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 8 — STOCK-BASED COMPENSATION AND EMPLOYEE BENEFIT PLANS

At December 31, 2015 and 2014, the Company had two stock-based compensation plans and a 401(k) plan. These plans are described below.

(a) Stock Option Plan

The Company maintains stock option plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, PSUs and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through December 31, 2015 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain officers of the Company vest over four years. At December 31, 2015, there were 2.2 million shares available for future issuance under these plans, assuming issuance of PSUs at target performance.

In June 2014, the Compensation Committee of the Board of Directors approved a grant of PSUs to certain of the Company’s officers. PSUs vest based on achieving specified performance measurements over a three-year “cliff” performance period plus an additional one-year “cliff” time vesting. The PSUs have payout opportunities of between 0% and 250%. The performance targets include a compounded annual growth rate for revenue over a three-year period and Adjusted EBITDA for the year ended December 31, 2016.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $10.1 million, $8.3 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, which consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that are ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units and PSUs issued to certain of the Company’s officers, and (4) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for non-performance awards on a straight-line basis over the service period. An income tax benefit of $2.4 million, $3.0 million, and $1.4 million related to the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

With respect to the PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. The Company estimates the fair value of the PSUs based on its closing stock price at the time of grant and its estimates of achieving such performance targets and records compensation expense on a graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the award. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement. In the fourth quarter of 2015, we revised our estimate related to the achievement of the PSU performance targets, the cumulative effect of which resulted in an approximate $1.7 million reversal of amounts previously recorded.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

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

The following is a summary of the assumptions used for the stock options granted during the years ended December 31, 2015, 2014 and 2013 using the Black-Scholes pricing model:

	Year Ended December 31,
	2015	2014	2013
Expected life (years)	5.7	5.8	5.8
Risk-free interest rate	1.57%	1.65%	1.37%
Expected volatility	42.74%	61.44%	65.54%
Expected dividend yield	—	—	—

The weighted average grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 was $10.32, $13.59 and $10.80, respectively.

The following table summarizes stock option activity during the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2015	2,698,911	$11.88
Granted	353,090	24.83
Exercised	(375,046)	6.53
Canceled	(110,867)	21.21
Options outstanding at December 31, 2015	2,566,088	$14.04	6.42	$10,131,561
Options exercisable at December 31, 2015	1,743,426	$10.63	5.48	$9,681,199

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $15.06 on December 31, 2015 that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as of December 31, 2015 was approximately 1.3 million. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $8.3 million, $14.8 million and $9.2 million, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The following table summarizes restricted stock award activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2015	26,802	$22.39
Awarded	26,463	27.41
Vested	(26,802)	22.39
Awards outstanding at December 31, 2015	26,463	$27.41

The following table summarizes restricted stock unit activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2015	182,016	$19.35
Awarded	98,169	26.67
Vested/Released	(70,288)	15.36
Forfeited	(5,004)	25.18
Restricted stock units outstanding at December 31, 2015	204,893	$24.08

The following table summarizes PSU activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2015	487,158	$23.43
Awarded (at target performance)	26,240	11.79
Forfeited	(16,742)	23.43
Performance stock units outstanding at December 31, 2015	496,656	$22.82

As of December 31, 2015, there was $16.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s stock option plans, using our current estimates of performance target achievement for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $10.9 million and $34.1 million as of December 31, 2015. This expense is based on an assumed future forfeiture rate of approximately 3% per year for PSU awards and 6.68% per year for all other awards for Company employees and is expected to be recognized over a weighted-average period of approximately 2.3 years.

(b) Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”).  The ESPP provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.  This discount does not exceed the

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended.  The ESPP is compensatory for financial reporting purposes. At December 31, 2015, there were approximately 59,430 shares available for future issuance under this plan, all of which were to be issued upon settlement of purchases under the plan for the offering period that ended on December 31, 2015.

The fair value of the shares offered for the six-month periods beginning January and July 2015 under the ESPP was determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months was based upon the offering period of the ESPP. Expected volatility was determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $0.9 million, $0.8 million and $0.4 million of compensation expense, respectively, related to its ESPP.

(c) 401(k) Plan

The Company maintains a salary reduction savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) that the Company administers for participating employees’ contributions. All full-time employees are covered under the 401(k) Plan after meeting minimum service requirements. The Company accrued and paid matching contributions of $1.8 million, $1.3 million, and $0.9 million to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013, respectively. For all years presented, Company contributions were based on a match of 50% of each employee’s contribution, with the match-eligible contribution being limited to 6% of the employee’s eligible compensation.

NOTE 9 — NET LOSS PER SHARE

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

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the years ended December 31, 2015, 2014 and 2013 as a result of the net losses incurred for those years. Therefore, diluted net loss per share was the same as basic net loss per share for the years ended December 31, 2015, 2014 and 2013. Stock options, restricted stock, PSUs, and shares issuable upon the conversion of the Notes outstanding at December 31, 2015, 2014 and 2013, which are excluded from the computation of diluted net loss per share for those years, are shown in the table below:

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	December 31,
	2015	2014	2013
Options to purchase common stock	2,566,088	2,698,911	3,153,234
Non-vested restricted stock	231,356	208,818	180,812
Non-vested performance stock units	496,656	487,158	—
Shares issuable upon conversion of the Notes	7,337,459	7,337,459	—
Potentially dilutive common shares	10,631,559	10,732,346	3,334,046

A summary of the net loss per share calculation is shown below for the years indicated:

	2015	2014	2013
Net loss (in thousands)	$(59,474)	$(40,901)	$(370)
Common shares outstanding:
Historical common shares outstanding at beginning of year (excluding shares of unvested restricted stock)	42,034,063	41,208,096	4,839,131
Weighted average common shares issued	396,158	471,273	34,101,413
Weighted average common shares outstanding-basic	42,430,221	41,679,369	38,940,544
Effect of dilution from stock options	—	—	—
Weighted average common shares outstanding-diluted	42,430,221	41,679,369	38,940,544
Net loss per share, basic and diluted	$(1.40)	$(0.98)	$(0.01)

NOTE 10 — CONCENTRATIONS OF CREDIT RISK

The Company’s investment policy is designed to limit the Company’s exposure to concentrations of credit risk.

The Company’s accounts receivable are due from a variety of health care organizations and distributors throughout the United States, Europe, the Middle East, Latin America and Asia. No single customer represented more than 10% of revenue or accounts receivable for any year presented in our consolidated financial statements. The Company provides for uncollectible amounts upon recognition of revenue and when specific credit problems arise. Historically, management’s estimates for uncollectible amounts have been adequate, and management believes that all significant credit risks have been identified at December 31, 2015. The Company has not entered into any hedging transactions nor any transactions involving financial derivatives.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 11 — SEGMENT AND GEOGRAPHIC REPORTING

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. As of December 31, 2015, 2014 and 2013, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $13.9 million, $8.1 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Revenue is based upon transfer prices, which provide for intersegment profit that is eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided:

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue:
U.S. Medical:
Disposable products	$195,816	$155,107	$114,976
Laser, service, and other	10,867	12,292	15,150
Subtotal	206,683	167,399	130,126
International Medical:
Disposable products	34,563	29,703	23,143
Laser, service, and other	4,710	7,812	5,542
Subtotal	39,273	37,515	28,685
Total revenue	$245,956	$204,914	$158,811

	U.S. Medical	International Medical	Total
2015
Interest income	$25	$4	$29
Interest expense	6,882	1	6,883
Depreciation and amortization expense	24,910	1,678	26,588
Income tax expense	563	163	726
Segment operating loss	(49,548)	(981)	(50,529)
Segment net loss	(58,095)	(1,379)	(59,474)
Capital expenditures	9,423	115	9,538
Total assets	$430,956	$37,043	$467,999

	U.S. Medical	International Medical	Total
2014
Interest income	$44	$2	$46
Interest expense	4,098	10	4,108
Depreciation and amortization expense	15,205	1,608	16,813
Income tax (benefit) expense	(887)	565	(322)
Segment operating (loss) income	(39,267)	2,317	(36,950)
Segment net (loss) income	(42,628)	1,727	(40,901)
Capital expenditures	6,532	190	6,722
Total assets	$423,039	$34,799	$457,838

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

	U.S. Medical	International Medical	Total
2013
Interest income	$61	$—	$61
Interest expense	58	—	58
Depreciation and amortization expense	9,217	1,393	10,610
Income tax expense	402	378	780
Segment operating (loss) income	(1,276)	1,670	394
Segment net (loss) income	(1,666)	1,296	(370)
Capital expenditures	4,406	214	4,620
Total assets	$198,194	$18,518	$216,712

In 2015, 2014 and 2013, no individual customer represented 10% or more of consolidated revenue. There were no individual countries, other than the United States, that represented at least 10% of consolidated revenue in 2015, 2014 or 2013. Long-lived assets, other than financial instruments and deferred tax assets, located in foreign countries are concentrated in Europe, and totaled $27.1 million and $26.6 million as of December 31, 2015 and 2014, respectively.

Revenue by Product Line

	For the Year Ended December 31,
(in thousands)	2015	2014	2013
Revenue
Disposable products revenue:
Vascular intervention	$160,480	$118,148	$75,601
Lead management	69,899	66,662	62,518
Total disposable products	230,379	184,810	138,119
Laser, service, and other	15,577	20,104	20,692
Total revenue	$245,956	$204,914	$158,811

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 12 — DEBT

The following table summarizes our total gross outstanding debt as of December 31, 2015 and December 31, 2014 and the significant terms of our borrowing arrangements:

	Year Ended December 31,		Maturity Date	Weighted Average Interest Rate
(amounts in thousands)	2015	2014
Convertible Senior Notes	$230,000	$230,000	June 1, 2034	2.625%
Term Loan Facility	60,000	—	December 7, 2020	(1)
Revolving Loan Facility	24,232	—	December 7, 2020	(1)
Total	$314,232	$230,000

(1)	The interest rates on the revolving credit facility and term loan are described below.

Convertible Senior Notes

In June 2014, the Company sold $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034. Interest is paid semi-annually in arrears on December 1 and June 1 of each year, commencing December 1, 2014. The Notes will mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes in cash without any such condition. The redemption price for the Notes to be redeemed as described in the immediately preceding sentence equals 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Company received $222.5 million from the issuance of the Notes, net of $7.5 million of debt issuance costs incurred. The debt issuance costs are being amortized over a seven-year period using the effective interest method. The Company used all of the net proceeds to fund the acquisition of AngioScore (see Note 2, “Business Combinations”).

Term Loan Facility and Revolving Loan Facility

On December 7, 2015, the Company entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto. The Credit Agreements replace the Credit and Security Agreement (the “Wells Fargo Credit Agreement”) entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million Term Loan Facility and the Revolving Loan Credit Agreement provides for a five-year $50 million Revolving Loan Facility. The Revolving Loan Facility may be increased to up to $70 million, subject to approval. The obligations of the Company under the Credit Agreements are secured by a lien on substantially all of the assets of the Company.

The Term Loan Facility bears interest at the LIBOR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50% per annum; provided that the applicable margin will be reduced to 6.50% if the Company’s EBITDA (as defined in the Term Loan Credit Agreement) is equal to or greater than $6 million for a specified prior period and no default or event of default has occurred and is occurring.  The Company may prepay all or a portion of the Term Loan Facility, subject to certain conditions and a prepayment fee, as specified in the Credit Agreements. The Term Loan Facility is subject to an exit fee of 4.0% of the amount advanced under the Term Loan Facility. Interest-only payments are due during the first 24 months of the Term Loan Facility, with principal payments beginning thereafter in equal monthly installments until maturity, provided that the Company may postpone making principal payments for an additional 12 months if certain conditions are met and the Administrative Agent and lenders agree to such extension. If the Administrative Agent and lenders do not agree to such extension, the prepayment fee and unearned portion of the exit fee will be waived.

The Company may borrow under the Revolving Loan Facility subject to borrowing base limitations, which allow the Company to borrow based on the value of eligible accounts receivable and inventory balances. As of December 31, 2015, the borrowing base was $35.2 million, based on the Company’s accounts receivable and inventory balances. Amounts drawn under the Revolving Loan Facility bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 4.45% per annum, while the undrawn portion is subject to an unused line fee of 0.5% per annum. The Revolving Loan Facility is subject to a minimum balance, such that the Company pays the greater of (i) interest accrued on the actual amount drawn under the Revolving Loan Facility and (ii) interest accrued on 35% of the average borrowing base prior to the first anniversary of the Revolving Loan Facility and 50% of the average borrowing base thereafter. The Company may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The Credit Agreements require us to maintain minimum cash and cash equivalents of not less than $10 million and achieve net revenue in excess of certain specified thresholds. These agreements also contain certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things incur additional debt, sell, lease or transfer our assets, pay dividends on our common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase our common stock, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The Credit Agreements contains customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreements may be accelerated.

At closing, the Company received $60.0 million under the Term Loan Facility and drew $18.0 million under the Revolving Loan Facility for general working capital and corporate purposes, as well as for the repayment of approximately $3.0 million outstanding under the Wells Fargo Credit Agreement. During 2015, the Company recorded a write-off of $0.2 million in unamortized debt issuance costs related to the extinguishment of the Wells Fargo line of credit and incurred $0.7 million in debt issuance costs related to the Term Loan Facility and Revolving Loan Facility.

As of December 31, 2015, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $24.2 million, respectively. The interest rate on the Term Loan Facility was 8.00% at December 31, 2015 and the weighted average interest rate on the Revolving Loan Facility was 4.95% at December 31, 2015.

NOTE 13 — INCOME TAXES
The sources of (loss) income before income taxes are as follows:

(in thousands)	2015	2014	2013
United States	$(58,252)	$(43,217)	$(1,298)
Foreign (primarily the Netherlands)	(496)	1,994	1,708
(Loss) income before income taxes	$(58,748)	$(41,223)	$410

Income tax expense (benefit) attributable to (loss) income before income taxes consists of the following:

(in thousands)	2015	2014	2013
Current:
Federal	$—	$—	$—
State	126	72	66
Foreign	114	515	328
	240	587	394
Deferred:
Federal	400	(874)	301
State	36	(85)	35
Foreign	50	50	50
	486	(909)	386
Income tax (benefit) expense	$726	$(322)	$780

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Income tax (benefit) expense attributable to (loss) income before income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 34% to (loss) income before income taxes as a result of the following:

(in thousands)	2015	2014	2013
Computed expected tax (benefit) expense	$(19,974)	$(14,016)	$140
Increase (reduction) in income tax (benefit) expense resulting from:
State and local income taxes, net of federal impact	(2,270)	(1,211)	(116)
Stock-based compensation	1,028	46	169
Nondeductible expenses	517	2,652	55
Change in valuation allowance	31,037	13,540	(332)
Change in contingent consideration liability	(7,870)	—	—
Release of valuation allowance related to AngioScore acquisition	—	(1,266)	—
Change in deferred rate	(75)	193	5
Foreign operations	616	179	(49)
Research and development credit	(2,283)	(439)	908
Income tax (benefit) expense	$726	$(322)	$780

Included in the $0.3 million income tax benefit for the year ended December 31, 2014 is a $1.3 million tax benefit from the release of valuation allowance of the Company’s deferred tax assets (“DTAs”). In connection with the acquisition of AngioScore during the year ended December 31, 2014, deferred tax liabilities (“DTLs”) were established for the book-tax basis differences related to the non-goodwill intangible assets. These DTLs exceeded the acquired DTAs by $1.3 million. The net DTLs from this acquisition create an additional source of taxable income to realize a portion of the Company’s DTAs for which a valuation allowance is no longer needed. The impact on the Company’s DTAs and DTLs caused by the acquisition is recorded outside of acquisition accounting. Accordingly, the valuation allowance on a portion of the Company’s DTAs was released and resulted in an income tax benefit of $1.3 million.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Deferred tax assets:
Net operating loss carryforwards–U.S. and related states	$74,886	$55,002
Net operating loss carryforwards–foreign	286	—
Charitable contribution carryover	219	212
Capital loss carryover	131	403
Amortization of intangibles	1,146	1,031
Stock compensation expense related to nonqualified stock options	3,914	2,434
Research and experimentation tax credit	7,383	4,689
Alternative minimum tax credit	298	298
Accrued liabilities	2,110	1,895
Inventories	2,680	1,938
Deferred revenue	512	544
	93,565	68,446
Less valuation allowance	(60,790)	(29,815)
Deferred tax assets, net	$32,775	$38,631

Deferred tax liabilities:
Equipment	$(2,152)	$(2,192)
Long-lived intangible assets	(32,538)	(37,916)
Total deferred tax liabilities	$(34,690)	$(40,108)

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company adopted the provisions of ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, early during the fourth quarter of 2015 and retrospectively applied ASU 2015-17 to all periods presented. Upon adoption, the Company netted its current deferred tax assets with its noncurrent deferred tax liabilities on its consolidated balance sheets for all periods presented. As a result of these reclassifications, the Company’s current deferred tax assets of$1.7 million and $2.2 million as of December 31, 2015 and 2014, respectively, were netted with its noncurrent deferred tax liabilities of $3.6 million and $3.7 million as of December 31, 2015 and 2014, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

An income tax benefit of $2.4 million, $3.0 million and $1.4 million related to the exercise of stock options for the years ended December 31, 2015, 2014 and 2013, respectively, will be added to other paid-in capital if, and when, the tax benefit is realized.

As of December 31, 2015, the Company has unrestricted U.S. federal net operating loss carryforwards of approximately $218.5 million and state net operating loss carryforwards of $165.1 million to reduce future taxable income, which expire primarily from 2019 through 2035. The Company also has capital loss carryforwards of $0.4 million that expire in 2016.

An alternative minimum tax credit carryforward of approximately $0.3 million is available to offset future regular tax liabilities and has no expiration date. For alternative minimum tax purposes, the Company has unrestricted net operating loss carryforwards for U.S. federal income tax purposes of approximately $217.5 million.

The Company also has research and experimentation tax credit carryforwards for federal income tax purposes at December 31, 2015 of approximately $5.7 million, which are available to reduce future federal income taxes, if any, and expire at varying dates through 2035.

The Company intends to indefinitely reinvest earnings from subsidiaries treated as foreign corporations for U.S. tax purposes. As of December 31, 2015 and 2014, the Company had a cumulative undistributed deficit related to its foreign subsidiaries of approximately $20.5 million and $20.0 million, respectively.

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

As of December 31, 2015, the Company classified approximately $0.1 million of its tax credit carryforwards as uncertain. This amount is reported as a reduction of the Company’s deferred tax asset. In 2014, the Company reduced its uncertain tax positions by $0.2 million for tax credits that are no longer subject to the uncertain tax position. The Company classifies interest and penalties expense related to income tax liabilities as an income tax expense. There are no significant interest and penalties recognized in the consolidated statements of operations and comprehensive loss or on the consolidated balance sheet.

The Company files tax returns in the U.S., Puerto Rico, Canada, and in each of the European countries in which the Company has subsidiaries. The tax years 2011 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The IRS completed a corporate income tax audit during 2012 for the Company’s 2009 and 2010 tax years. No adjustments were made as a result of the audit.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 14 — COMMITMENTS AND CONTINGENCIES

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

For certain cases described herein, management is unable to provide a meaningful estimate of the possible loss, if any, or range of possible loss because, among other reasons, (i) the proceedings are in various stages; (ii) damages may not have been sought; (iii) damages may be determined to be unsupported; (iv) there is uncertainty as to the outcome of pending appeals or motions; (v) there are significant factual issues to be resolved; and/or (vi) there are novel legal issues or unsettled legal theories to be presented or a large number of parties.  For these cases, however, the Company does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on the Company’s financial condition, though the outcomes could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

TriReme Patent Infringement and Breach of Fiduciary Duty

In July 2012, AngioScore sued TriReme Medical, Inc. (“TriReme”), Eitan Konstantino (“Konstantino”), Quattro Vascular Pte, Ltd. (“Quattro”), and QT Vascular Ltd. (“QT Vascular”), in the U.S. District Court for the Northern District of California (the “Court”), alleging patent infringement (the “Northern District of California Action”). In this action, AngioScore, the plaintiff, sought injunctive relief and damages. In June 2014, AngioScore amended its complaint (i) to allege that TriReme’s Chief Executive Officer, Konstantino, who is a former founder, officer, and member of the board of directors of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while he served as a member of the AngioScore board of directors, and (ii) to add claims against the other defendants for aiding and abetting that breach.

Trial on the breach of fiduciary duty case occurred in April 2015. In July 2015, the Court ruled in favor of AngioScore, finding that Konstantino breached his fiduciary duties to AngioScore, that TriReme and Quattro aided and abetted that breach, and that QT Vascular is liable for the acts of TriReme and Quattro. In its ruling, the Court found that Konstantino breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while serving on the AngioScore board of directors and failing to present that corporate opportunity to AngioScore. Konstantino subsequently launched the product through TriReme, Quattro and QT Vascular. The Court awarded AngioScore $20.034 million against all defendants plus disgorgement from Konstantino of all benefits he accrued from his breach of fiduciary duties, including amounts he received for assigning his intellectual property rights to the Chocolate balloon, a royalty on past and future sales of the Chocolate balloon, and all of his shares and options in QT Vascular. The defendants have filed an appeal of the ruling.

Trial on the patent infringement case was held in September 2015. The jury found against AngioScore in the patent infringement case and found that certain of the asserted claims of the patent are invalid. The patent infringement verdict has no impact on the Court’s findings or award of damages in connection with the breach of

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

fiduciary duty claims or the ability to recover advanced fees and costs, discussed below. The Court entered judgment in both the breach of fiduciary duty case and the patent case in October 2015.

TriReme Inventorship

In June 2014, TriReme sued AngioScore in the Court seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleged that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. AngioScore moved to dismiss this litigation in January 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. In March 2015, the Court granted AngioScore’s motion to dismiss this case. TriReme appealed the Court’s ruling, and on February 5, 2016, an appellate court reversed the lower court’s ruling dismissing the case and remanded the case for further proceedings.

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

On May 21, 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the “Delaware Action”) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to the defense of the breach of fiduciary duty claims in the Northern District of California Action and the Alameda Action and his pursuit of the Delaware Action for advancement of fees. On June 4, 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and AngioScore filed a third-party complaint against TriReme, Quattro, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino. Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, on August 15, 2014, the court granted the motion. On September 4, 2014, AngioScore filed amended counterclaims and an amended third-party complaint that included additional defendant TriReme Singapore. The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it failed to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore. In October 2015, the court denied the defendant companies’ motion to dismiss, and the Company filed a motion for summary judgment against the defendant companies seeking reimbursement and contribution of fees the Company advanced to Konstantino. In November 2015, the court granted in part the Company’s motion and ordered that TriReme is liable for 50% of advanced fees and costs, and must pay all fees and costs to be advanced moving forward until such fees and costs equal the fees and costs paid by AngioScore, and thereafter, the fees and costs will be advanced 50% by TriReme and 50% by AngioScore.

The Company cannot at this time determine the likelihood of any outcome and, as of December 31, 2015, has no amounts accrued for potential damages. During the year ended December 31, 2015, the Company incurred $19.9 million of legal fees associated with these matters, including amounts advanced for certain of Konstantino’s attorneys’ fees and costs. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the consolidated statements of operations and comprehensive loss.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

Shareholder Litigation

On August 27, 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. On December 18, 2015, the court appointed lead plaintiff and lead counsel. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. The Company cannot at this time determine the likelihood of any outcome or whether the impact will be material and, as of December 31, 2015, has no amounts accrued for potential damages in this case.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Leases

The Company leases office space, furniture, vehicles and equipment under noncancelable operating leases with terms that expire at various dates through 2023.

The future minimum payments under noncancelable operating leases as of December 31, 2015 were as follows:

(in thousands)	Operating Leases
Years ending December 31:
2016	$3,275
2017	3,333
2018	2,716
2019	2,319
2020	2,263
Thereafter	7,075
$20,981

Rent expense under operating leases totaled approximately $3.5 million, $2.7 million, and $2.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015				2014
	Q1(1)	Q2(1)(3)	Q3(1)(4)	Q4(1)(5)(6)	Q1(1)	Q2(1)(2)	Q3(1)(4)	Q4(1)(5)
	(In thousands, except per share amounts)
Net sales	$57,422	$61,677	$61,660	$65,197	$39,614	$43,555	$58,786	$62,959
Gross profit	42,369	45,763	45,851	48,839	29,280	33,049	43,086	46,040
Net loss	(27,305)	(7,216)	(14,493)	(10,460)	(5,661)	(5,299)	(13,944)	(15,997)
Net loss per share (7):
Basic and diluted	$(0.65)	$(0.17)	$(0.34)	$(0.25)	$(0.14)	$(0.13)	$(0.33)	$(0.38)

(1)
During the first, second, third and fourth quarters of 2015, the Company incurred $10.4 million, $11.1 million, $5.4 million and $2.4 million, respectively, in transaction, integration and legal costs related to the acquisitions of AngioScore and Stellarex. See Note 2, “Business Combinations.”

During the first, second, third and fourth quarters of 2014, the Company incurred $0.3 million, $4.0 million, $3.8 million and $7.8 million, respectively, in transaction and integration costs related to the acquisition of AngioScore. During the fourth quarter of 2014, the Company incurred $1.5 million in transaction costs related to the acquisition of Stellarex. See Note 2, “Business Combinations.”

(2)
Net loss and net loss per share have been adjusted from the previously filed Form 10-Q as of June 30, 2014 to reflect adjustments made during the measurement period to provisional amounts recognized for the AngioScore acquisition at the acquisition date. The Company recorded a deferred tax benefit of $1.3 million related to a partial release of valuation allowance related to the AngioScore acquisition. See Note 13, “Income Taxes.”

(3)
During the second quarter of 2015, the Company reduced its contingent consideration liability by $17.8 million as a result of a decrease in future revenue estimates for the AngioSculpt products. See Note 2, “Business Combinations.”

(4)
During the third quarter of 2015, the Company recorded an intangible asset impairment of $2.5 million as a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition. The Company also reduced the contingent consideration liability related to regulatory milestone payments by $4.3 million. See Note 2, “Business Combinations.”

During the third quarter of 2014, the Company recorded an impairment charge of $4.1 million and a reduction of $1.1 million to the contingent consideration liability related to certain assets and liabilities recorded from the acquisition of the Upstream products in 2013. See Note 5, “Goodwill and Other Intangible Assets.”

(5)	During the fourth quarter of 2015, the Company reduced its contingent consideration liability by $3.7 million as a result of a decrease in future revenue estimates for the AngioSculpt products.

(6)
In the fourth quarter of 2015, we revised our estimate related to the achievement of the PSU performance targets, the cumulative effect of which resulted in an approximate $1.7 million reversal of amounts previously recorded.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(7)
The sum of the quarterly net income per share amounts may not total to each full year amount because these computations are made independently for each quarter and for the full year, and take into account the weighted average number of common stock equivalent shares outstanding for each period.

THE SPECTRANETICS CORPORATION
AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Year	Charged (Credited) to Revenue, Costs or Expenses	Charged (Credited) to Other Accounts - describe (1)	Deductions (2)	Balance at End of Year
	(In thousands)
Year ended December 31, 2015:
Allowance for doubtful accounts and sales returns	$1,615	$2,074	$—	$1,783	$1,906
Inventory reserves	2,419	2,867	—	1,415	3,871
Valuation allowance for deferred tax assets	29,815	30,975	—	—	60,790
Year ended December 31, 2014:
Allowance for doubtful accounts and sales returns	$782	$2,271	$—	$1,438	$1,615
Inventory reserves	918	426	1,267	192	2,419
Valuation allowance for deferred tax assets	11,794	13,540	5,747	1,266	29,815
Year ended December 31, 2013:
Allowance for doubtful accounts and sales returns	$589	$1,153	$—	$960	$782
Inventory reserves	914	213	—	209	918
Valuation allowance for deferred tax assets	12,781	(987)	—	—	11,794

(1)
During 2014, as part of purchase accounting at the AngioScore acquisition date, inventory reserves were established for potentially expired or obsolete AngioScore inventory, and a valuation allowance was established against a portion of AngioScore deferred tax assets related to net operating losses.

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

Exhibit Number	Description
10.9#	First Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its 2000 Annual Report on Form 10-K filed on March 30, 2001.
10.10#	Second Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its Registration Statement on Form S-8 filed on November 22, 2000.
10.11#	Third Amendment to the 1997 Equity Participation Plan. Incorporated by reference to exhibit previously filed by the Company with its 2001 Annual Report on Form 10-K filed on March 30, 2002.
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
10.80#
Severance Agreement, dated January 6, 2015, by and between the Company and Scott Drake. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

Exhibit Number	Description
10.81#
Form of Severance Agreement, dated January 6, 2015, by and between the Company and each of Guy A. Childs and Shahriar Matin. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.82#	Form of Severance Agreement for Certain Officers of the Company. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.
10.83
Asset Purchase Agreement, dated October 31, 2014, by and between the Company and Covidien LP. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.84
Product Supply Agreement, dated January 27, 2015, by and between the Company and Covidien LP. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.85
Transition Services Agreement, dated January 27, 2015, by and between the Company and Covidien LP. Incorporated by reference to exhibit previously filed by the Company with its Annual Report on Form 10-K filed on February 27, 2015.

10.86
Third Amendment to Credit and Security Agreement, dated June 26, 2015, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 29, 2015.

10.87
Agreement of Lease, dated March 31, 2015, by and between the Company and Pewaukee Maple Grove, LLC. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on July 30, 2015.

10.88#
Offer Letter dated as of August 21, 2015, by and among the Company and Stacy P. McMahan. Incorporated by reference to exhibit previously filed by the Company with its Quarterly Report on Form 10-Q filed on October 29, 2015.

10.89*	Agreement of Extension of Lease Term, dated October 28, 2015, by and between the Company and Brandin Court Associates, LLC.
10.90
Credit and Security Agreement (Term Loan), dated as of December 7, 2015, by and among The Spectranetics Corporation and AngioScore Inc., as borrowers, MidCap Financial Trust, as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 7, 2015.

10.91
Credit and Security Agreement (Revolving Loan), dated as of December 7, 2015, by and among The Spectranetics Corporation and AngioScore Inc., as borrowers, MidCap Financial Trust, as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on December 7, 2015.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm (KPMG, LLP).
31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1**	Section 1350 Certification of Chief Executive Officer.
32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Filed herewith
** Furnished herewith
# Indicates a management contract or compensatory plan or arrangement.