Form 10-Q
period 2016-03-31
SPECTRANETICS CORP
filed 2016-04-29
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

March 31, 2016

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

As of April 25, 2016, there were 42,810,417 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$67,494	$84,594
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,786 and $1,906, respectively	44,204	43,359
Inventories, net	26,315	25,155
Prepaid expenses and other current assets	5,951	5,171
Total current assets	143,964	158,279
Property and equipment, net	44,761	44,719
Goodwill	152,616	152,616
Other intangible assets, net	107,253	110,456
Other assets	1,953	1,929
Total assets	$450,547	$467,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$19,234	$24,232
Accounts payable	4,390	4,150
Accrued liabilities	32,768	33,676
Deferred revenue	1,488	1,621
Total current liabilities	57,880	63,679
Convertible senior notes, net of debt issuance costs	224,328	224,076
Term loan, net of debt issuance costs	59,611	59,601
Accrued liabilities, net of current portion	1,743	1,759
Deferred income taxes	2,027	1,915
Total liabilities	345,589	351,030
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 42,796,266 and 42,659,234 shares, respectively	43	42
Additional paid-in capital	318,470	313,442
Accumulated other comprehensive loss	(1,659)	(1,910)
Accumulated deficit	(211,896)	(194,605)
Total stockholders’ equity	104,958	116,969
Total liabilities and stockholders’ equity	$450,547	$467,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$62,884	$57,422
Cost of products sold	16,082	14,802
Amortization of acquired inventory step-up	—	251
Gross profit	46,802	42,369
Operating expenses:
Selling, general and administrative	40,789	36,942
Research, development and other technology	16,337	15,261
Medical device excise tax	—	806
Acquisition transaction, integration and legal costs	292	10,391
Intangible asset amortization	3,203	3,170
Contingent consideration expense	100	1,024
Total operating expenses	60,721	67,594
Operating loss	(13,919)	(25,225)
Other expense:
Interest expense	(3,342)	(1,754)
Foreign currency transaction gain (loss)	175	(179)
Total other expense	(3,167)	(1,933)
Loss before income tax expense	(17,086)	(27,158)
Income tax expense	205	147
Net loss	$(17,291)	$(27,305)

Net loss per share —
Basic and diluted	$(0.40)	$(0.65)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	251	(912)
Comprehensive loss, net of tax	$(17,040)	$(28,217)

Weighted average common shares outstanding —
Basic and diluted	42,697,323	42,155,844

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(17,291)	$(27,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,890	6,131
Stock-based compensation expense	3,413	3,190
Amortization of debt issuance costs	281	244
Provision for excess and obsolete inventories	196	167
Contingent consideration expense	100	1,024
Deferred income taxes	126	95
Net change in operating assets and liabilities	(6,159)	(6,007)
Net cash used in operating activities	(12,444)	(22,461)
Cash flows from investing activities:
Capital expenditures	(1,226)	(1,780)
Payments for acquisitions	—	(30,000)
Net cash used in investing activities	(1,226)	(31,780)
Cash flows from financing activities:
Repayments on line of credit, net	(4,998)	—
Proceeds from the exercise of stock options and employee stock purchase plan	1,615	2,678
Payment of contingent consideration	(88)	(143)
Net cash (used in) provided by financing activities	(3,471)	2,535
Effect of exchange rate changes on cash	41	(160)
Net decrease in cash and cash equivalents	(17,100)	(51,866)
Cash and cash equivalents at beginning of period	84,594	95,505
Cash and cash equivalents at end of period	$67,494	$43,639
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,421	$9
Cash paid for income taxes	$194	$185

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

The Company develops, manufactures, markets, and distributes medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s products are available in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, the Company acquired AngioScore, Inc., a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, the Company acquired the Stellarex™ drug-coated balloon (“DCB”) assets from Covidien LP.

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

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-09 on its results of operations, financial position, and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on its balance sheet the assets and liabilities for the rights and obligations created by leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. For public entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-02 on its results of operations, financial position, and consolidated financial statements.

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

NOTE 2 — DEBT

The following table summarizes our total gross outstanding debt as of March 31, 2016 and December 31, 2015 and the maturity dates of our borrowing arrangements:

	As of
(amounts in thousands)	March 31, 2016	December 31, 2015	Maturity Date	Weighted Average Interest Rate
Convertible Senior Notes	$230,000	$230,000	June 1, 2034	2.625%
Term Loan Facility	60,000	60,000	December 7, 2020	(1)
Revolving Loan Facility	19,234	24,232	December 7, 2020	(1)
Total	$309,234	$314,232

(1)	The interest rates on the Term Loan Facility and Revolving Loan Facility are described below.

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

Term Loan Facility and Revolving Loan Facility

On December 7, 2015, the Company entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement,” and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto. The Credit Agreements replaced the Credit and Security Agreement (the “Wells Fargo Credit Agreement”) entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million Term Loan Facility and the Revolving Loan Credit Agreement provides for a five-year $50 million Revolving Loan Facility. The Revolving Loan Facility may be increased to up to $70 million, subject to lender approval. The obligations of the Company under the Credit Agreements are secured by a lien on substantially all of the assets of the Company.

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

The Company may borrow under the Revolving Loan Facility subject to borrowing base limitations, which allow the Company to borrow based on the value of eligible accounts receivable and inventory balances. As of March 31, 2016, the borrowing base was $38.6 million, based on the Company’s accounts receivable and inventory balances. Amounts drawn under the Revolving Loan Facility bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 4.45% per annum, while the undrawn portion is subject to an unused line fee of 0.5% per annum. The Revolving Loan Facility is subject to a minimum balance, such that the Company pays the greater of (i) interest accrued on the actual amount drawn under the Revolving Loan Facility and (ii) interest accrued on 35% of the average borrowing base prior to the first anniversary of the Revolving Loan Facility and 50% of the average borrowing base thereafter. The Company may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The Credit Agreements require us to maintain minimum cash and cash equivalents of not less than $10 million and achieve net revenue in excess of certain specified thresholds. These agreements also contain certain restrictive covenants that limit and in some circumstances prohibit, our ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends on our common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase our common stock, enter into transactions with our affiliates and enter into certain merger, consolidation or other reorganization transactions. The Company was in compliance with its debt covenants as of March 31, 2016.

The Credit Agreements contain customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreements may be accelerated. The Company had no events of default as of March 31, 2016.

As of March 31, 2016, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $19.2 million, respectively. The interest rate on the Term Loan Facility was 8.00% at March 31, 2016 and the weighted average interest rate on the Revolving Loan Facility was 4.95% at March 31, 2016.

NOTE 3 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$9,680	$10,838
Work in process	3,488	2,914
Finished goods	13,147	11,403
	$26,315	$25,155

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Equipment held for rental or loan	$58,304	$55,774
Manufacturing equipment and computers	38,182	37,862
Leasehold improvements	9,213	8,984
Furniture and fixtures	5,008	4,841
Building and improvements	1,306	1,306
Land	270	270
Less: accumulated depreciation	(67,522)	(64,318)
	$44,761	$44,719

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued payroll and employee-related expenses	$14,764	$15,797
Contingent consideration	5,165	5,154
Accrued clinical study expense	3,392	3,868
Accrued interest	2,568	913
Deferred rent	1,476	1,485
Accrued royalties	1,025	1,044
Accrued sales, income and excise taxes	875	1,318
Accrued legal costs	870	713
Other accrued expenses	4,376	5,143
Total accrued liabilities	34,511	35,435
Less: long-term portion	(1,743)	(1,759)
Accrued liabilities, current portion	$32,768	$33,676

Contingent Consideration

The Company recorded contingent liabilities as part of the AngioScore acquisition in June 2014 and the product acquisition from Upstream Peripheral Technologies, Ltd. (“Upstream”) in January 2013. The following table presents changes to the Company’s acquisition-related contingent consideration for the period ending March 31, 2016:

Contingent Consideration Liability
Beginning balance, January 1, 2016	$5,153
Contingent consideration payments	(88)
Contingent consideration accretion expense	100
Ending balance, March 31, 2016	$5,165

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

Goodwill is allocated to the Company’s reporting units based on an analysis of both the relative historical and expected benefits. As of March 31, 2016, the Company’s U.S. Medical and International Medical reporting segments held $130.4 million and $22.2 million, respectively, of allocated goodwill. There were no changes to goodwill during the three months ended March 31, 2016.

Acquired intangible assets consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Acquired as part of Stellarex acquisition: (1)
In-process research and development	$13,680	$13,680
Technology	9,000	9,000
Trademark and trade names	400	400
Transition services agreement	530	530
Acquired as part of AngioScore acquisition: (2)
Technology	73,510	73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	1,254	1,254
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Upstream acquisition (3)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(24,243)	(21,040)
	$107,253	$110,456
___________________

(1)
In January 2015, the Company acquired the Stellarex DCB assets, which included, among other things, the intellectual property, machinery and equipment, and inventories used in connection with the Stellarex DCB catheter.

(2)	In June 2014, the Company completed its acquisition of AngioScore, Inc.

(3)
In January 2013, the Company acquired certain product lines from Upstream. As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

There have been no events or circumstances since the last analysis as of December 31, 2015 to indicate that the amount of goodwill may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, performance stock units (“PSUs”) and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through March 31, 2016 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain employees of the Company vest over four years.

The Compensation Committee of the Board of Directors approved a grant of PSUs to certain of the Company’s officers in June 2014 and a grant of PSUs to the Company’s new Chief Financial Officer in September 2015 upon the commencement of her employment. PSUs vest based on achieving specified performance measurements over a three-year “cliff” performance period plus an additional one year “cliff” time vesting. Earned PSUs vest 75% upon completion of the three-year performance period and 25% one year after the performance period. The PSUs have payout opportunities of between 0% and 250%. The performance targets include a compounded annual growth rate for revenue over a three-year period and Adjusted EBITDA for the year ended December 31, 2016.

At March 31, 2016, there were 0.9 million shares available for future issuance under the Company’s equity plans, assuming issuance of PSUs at target performance.

On March 15, 2016, the Company’s Board of Directors adopted, subject to stockholder approval at the Company’s annual meeting of stockholders in June 2016, The Spectranetics Corporation 2016 Incentive Award Plan (the “2016 Plan”), which authorizes the issuance for award grants of 2,500,000 shares of the Company’s common stock, plus the number of shares of common stock remaining available for future grants under the Company’s Amended and Restated 2006 Incentive Award Plan (the “2006 Plan”) on the date the Company’s stockholders approve the 2016 Plan. Upon approval of the 2016 Plan by the Company’s stockholders, no further awards will be made under the 2006 Plan.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $3.4 million and $3.2 million for the three months ended March 31, 2016 and 2015, respectively. This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that are ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s employees, (4) PSUs issued to certain of the Company’s officers, and (5) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for non-performance related awards on a straight-line basis over the service period.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock. The Company uses historical data to estimate share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free rate for periods within the contractual term of the share option is based on the U.S. Treasury yield in effect at the time of grant.

The following is a summary of the assumptions used for the stock options granted during the three months ended March 31, 2016 and 2015, respectively, using the Black-Scholes pricing model:

	Three Months Ended March 31,
	2016	2015
Expected life (years)	5.77	5.72
Risk-free interest rate	1.22%	1.38%
Expected volatility	46.26%	42.56%
Expected dividend yield	—	—

The weighted average grant date fair value of options granted during the three months ended March 31, 2016 and 2015 was $6.54 and $13.88, respectively.

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	2,566,088	$14.04
Granted	889,664	14.80
Exercised	(48,507)	9.93
Forfeited	(37,132)	17.90
Options outstanding at March 31, 2016	3,370,113	$14.26	7.15	$9,286,121
Options exercisable at March 31, 2016	1,784,813	$10.97	5.37	$8,899,385

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $14.52 as of March 31, 2016 that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as of March 31, 2016 was approximately 1.3 million. The total intrinsic value of options exercised was $0.2 million and $4.9 million during the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2016	26,463	$27.41
Vested/released	(2,867)	34.89
Restricted stock awards outstanding at March 31, 2016	23,596	$26.51

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock unit activity during the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2016	204,893	$24.08
Awarded	190,776	14.98
Forfeited	(10,370)	23.83
Restricted stock units outstanding at March 31, 2016	385,299	$19.58

The following table summarizes PSU activity during the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2016	496,656	$22.82
Vested/released	(18,101)	23.43
Forfeited	(7,943)	23.43
Performance stock units outstanding at March 31, 2016	470,612	$22.79

As of March 31, 2016, there was $19.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans, using the Company’s current estimate of performance for the PSUs. Assuming the minimum of 0% and maximum of 250% payout opportunities for the PSUs, the range of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s equity plans was between $16.2 million and $36.7 million as of March 31, 2016. This expense is based on an assumed future forfeiture rate of approximately 6.68% per year for stock options and restricted stock units for Company employees and is expected to be recognized over a weighted-average period of approximately 2.8 years.

Employee Stock Purchase Plan

In June 2010, the Company’s stockholders approved The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”). The ESPP, as amended in 2012, provides for the sale of up to 700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period. This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. At March 31, 2016, there were no shares available for future issuance under this plan. On December 9, 2015, the Company’s Board of Directors adopted, subject to stockholder approval at the Company’s annual meeting of stockholders in June 2016, an amendment to the ESPP to increase the number of shares of common stock available for sale under the ESPP by 1,000,000 shares. The amendment is effective as of January 1, 2016, the first day of the current semi-annual offering period under the ESPP.

The fair value of the shares offered within the semi-annual purchase periods under the ESPP is determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months is based upon the offering period of the ESPP. Expected volatility is determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. The Company recognized compensation expense related to the ESPP of $0.4 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three months ended March 31, 2016 and 2015 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2016 and 2015. Stock options, restricted stock, PSUs, and shares issuable upon the conversion of the Notes outstanding at March 31, 2016 and 2015, which are excluded from the computation of diluted net loss per share for the three months ended March 31, 2016 and 2015, are shown in the table below:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	3,370,113	2,529,744
Non-vested restricted stock	408,895	211,685
Non-vested PSUs	470,612	487,158
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	11,587,079	10,566,046

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss	$(17,291)	$(27,305)
Common shares outstanding:
Historical common shares outstanding at beginning of period	42,632,771	42,034,063
Weighted average common shares issued	64,552	121,781
Weighted average common shares outstanding — basic	42,697,323	42,155,844
Effect of dilution — stock options	—	—
Weighted average common shares outstanding — diluted	42,697,323	42,155,844
Net loss per share — basic and diluted	$(0.40)	$(0.65)

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three months ended March 31, 2016 and 2015, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $3.4 million and $2.9 million for the three months ended March 31, 2016 and 2015, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
U.S. Medical:
Disposable products	$50,475	$45,487
Laser, service, and other	2,507	3,113
Subtotal	52,982	48,600
International Medical:
Disposable products	8,533	7,457
Laser, service, and other	1,369	1,365
Subtotal	9,902	8,822
Total revenue	$62,884	$57,422

	Three Months Ended March 31,
	2016	2015
Segment operating loss:
U.S. Medical	$(12,328)	$(24,926)
International Medical	(1,591)	(299)
Total operating loss	$(13,919)	$(25,225)

	As of
	March 31, 2016	December 31, 2015
Segment assets:
U.S. Medical	$412,733	$430,956
International Medical	37,814	37,043
Total assets	$450,547	$467,999

For the three months ended March 31, 2016 and 2015, no individual customer represented 10% or more of consolidated revenue. No individual countries, other than the United States, represented at least 10% of consolidated revenue for the three months ended March 31, 2016 or 2015.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue
Disposable products:
Vascular intervention	$41,912	$36,513
Lead management	17,096	16,431
Total disposable products	59,008	52,944
Laser, service, and other	3,876	4,478
Total revenue	$62,884	$57,422

NOTE 8 — INCOME TAXES

The Company maintains a valuation allowance against substantially all of its deferred tax assets, in excess of its nettable deferred tax liabilities, that it does not consider to meet the more-likely-than-not criteria for recognition. Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2016. The Company does, however, expect to incur current state and foreign tax expense during 2016. In addition, the Company expects to incur deferred U.S. federal and state tax expense in 2016, primarily representing an increase in the deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes.

In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more-likely-than-not that some portion or all of the DTAs will not be realized. The Company’s ability to realize the benefit of its DTAs in future periods will depend on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the Company’s projected future taxable income and tax planning strategies in making this assessment. Because the Company expects to generate losses during the Stellarex development period through 2017, it believes that it will not be generating sufficient taxable income to realize DTAs. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its DTAs until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future that would affect the utilization of the Company’s DTAs, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Trial on the patent infringement case was held in September 2015. The jury found against AngioScore in the patent infringement case and found that certain of the asserted claims of the patent are invalid. The patent infringement verdict has no impact on the Court’s findings or award of damages in connection with the breach of fiduciary duty claims or the ability of AngioScore to recover fees and costs advanced to Konstantino, as discussed below. The Court entered judgment in both the breach of fiduciary duty case and the patent infringement case in October 2015.

TriReme Inventorship

In June 2014, TriReme sued AngioScore in the Court seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleged that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. AngioScore moved to dismiss this litigation in January 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. In March 2015, the Court granted AngioScore’s motion to dismiss this case. TriReme appealed the Court’s ruling, and on February 5, 2016, an appellate court reversed the Court’s ruling dismissing the case and remanded the case for further proceedings.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Konstantino Indemnification and Advancement of Fees

In May 2014, AngioScore sued Konstantino in the Superior Court for the County of Alameda, State of California, seeking a declaratory judgment that AngioScore owes no indemnification obligations to Konstantino under the indemnification agreement between AngioScore and Konstantino (the “AngioScore Indemnification Agreement”) resulting from AngioScore’s claim that Konstantino breached his fiduciary duties to AngioScore while serving as a member of the board of directors of AngioScore (the “Alameda Action”). In November 2014, the court stayed the Alameda Action pending the outcome of the Northern District of California Action.

In May 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the “Delaware Action”) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to the defense of the breach of fiduciary duty claims in the Northern District of California Action and the Alameda Action and his pursuit of the Delaware Action for advancement of fees. In June 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and AngioScore filed a third-party complaint against TriReme, Quattro, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino. Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, in August 2014, the court granted the motion. In September 2014, AngioScore filed amended counterclaims and an amended third-party complaint that included additional defendant TriReme Singapore. The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it failed to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore. In October 2015, the court denied the defendant companies’ motion to dismiss, and the Company filed a motion for summary judgment against the defendant companies seeking reimbursement and contribution of fees the Company advanced to Konstantino. In November 2015, the court granted in part the Company’s motion and ordered that TriReme is liable for 50% of advanced fees and costs, and must pay all fees and costs to be advanced moving forward until such fees and costs equal the fees and costs paid by AngioScore. Thereafter, the fees and costs will be advanced 50% by TriReme and 50% by AngioScore.

The Company cannot at this time determine the likelihood of any outcome and, as of March 31, 2016, has no amounts accrued for potential damages. During the three months ended March 31, 2016, the Company incurred $0.2 million in legal fees associated with these matters. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the condensed consolidated statements of operations and comprehensive loss.

Shareholder Litigation

On August 27, 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. On December 18, 2015, the court appointed lead plaintiff and lead counsel. On March 1, 2016, plaintiffs filed an amended complaint, including additional allegations challenging certain statements in addition to those concerning the Company’s projected revenue for 2015. The class period in the amended complaint runs from February 27, 2014 to July 23, 2015. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. The Company cannot at this time determine the likelihood of any outcome or whether the impact will be material and, as of March 31, 2016, has no amounts accrued for potential damages in this case. An adverse outcome could have a material adverse effect on the Company’s business, results of operations or financial condition.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2015. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business. This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

We develop, manufacture, market and distribute primarily single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. The innovative products and services we offer are divided into three categories:

•
Vascular Intervention (“VI”): Our broad portfolio of VI devices consists of laser and aspiration catheters, AngioSculpt® scoring balloon catheters, which are the specialty balloon market leader, support catheters, and the Stellarex™ drug-coated balloon (“DCB”) catheters, which we sell in Europe and currently are not for sale in the U.S.

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

During the three months ended March 31, 2016, our disposable products generated 94% of our revenue, of which VI products accounted for 71% and LM products accounted for 29%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Approximately half of our disposable product revenue is currently derived from products used with our proprietary CVX-300 excimer laser system. Our laser catheters contain up to 250 small diameter, flexible optical fibers that can access difficult to reach peripheral and coronary anatomy and produce evenly distributed laser energy at the tip of the catheter.

Recent Developments

In February 2016, we received 510(k) regulatory clearance for our Bridge™ Occlusion Balloon product. Bridge is a balloon designed to dramatically reduce blood loss in the event of a tear in the superior vena cava during a lead extraction procedure. The device is designed to give the physician adequate time to safely transition the patient for surgical repair and to give the surgeon the benefit of a clear field of view to repair the tear. Although a superior vena cava tear is a rare occurrence, we believe that this product is an important innovation in an effort to accomplish our goal of reducing the risk of mortality during lead extraction procedures.

In April 2016, Professor Thomas Zeller presented 12-month interim data from the ILLUMENATE Global Study at the Charing Cross Symposium in London, England. The ILLUMENATE Global Study is a prospective, multicenter, single-arm study designed to assess the clinical performance of the Stellarex DCB in the superficial femoral and popliteal arteries. Interim results from the first 153 of 371 patients enrolled demonstrate a primary patency rate at 12 months of 84.7%. Primary patency is a key and objective indicator of clinical effectiveness. These results are consistent with the results of the ILLUMENATE First-In-Human Study, validating the early results of the Stellarex DCB.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended March 31, 2016 and 2015 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

	Three Months Ended March 31,
(Dollars in thousands)	2016	% of revenue (1)	2015	% of revenue (1)	change	% change
Revenue	$62,884	100%	$57,422	100%	$5,462	10%
Gross profit (2)	46,802	74%	42,369	74%	4,433	10%
Operating expenses
Selling, general and administrative	40,789	65%	36,942	64%	3,847	10%
Research, development and other technology	16,337	26%	15,261	27%	1,076	7%
Medical device excise tax	—	—%	806	1%	(806)	(100)%
Acquisition transaction, integration and legal costs	292	—%	10,391	18%	(10,099)	(97)%
Intangible asset amortization	3,203	5%	3,170	6%	33	1%
Contingent consideration expense	100	—%	1,024	2%	(924)	(90)%
Total operating expenses	60,721	97%	67,594	118%	(6,873)	(10)%
Operating loss	(13,919)	(22)%	(25,225)	(44)%	11,306	(45)%
Other expense:
Interest expense	(3,342)	(5)%	(1,754)	(3)%	(1,588)	91%
Foreign currency transaction gain (loss)	175	—%	(179)	—%	354	(198)%
Loss before income tax expense	(17,086)	(27)%	(27,158)	(47)%	10,072	(37)%
Income tax expense	205	—%	147	—%	58	39%
Net loss	$(17,291)	(27)%	$(27,305)	(48)%	$10,014	(37)%

Worldwide installed base of laser systems	1,418		1,309		109	8%
___________________________________

(1)	Percentage amounts may not add due to rounding.

(2)	Includes the impact of $0.3 million of amortization of acquired inventory step-up in 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular intervention	$41,912	67%	$36,513	64%	$5,399	15%
Lead management	17,096	27%	16,431	29%	665	4%
Total disposable products	59,008	94%	52,944	92%	6,064	11%
Laser, service, and other	3,876	6%	4,478	8%	(602)	(13)%
Total revenue	$62,884	100%	$57,422	100%	$5,462	10%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $5.5 million, or 10%, from $57.4 million for the quarter ended March 31, 2015 to $62.9 million for the quarter ended March 31, 2016. The increase was primarily due to an increase in VI disposables revenue, described further below.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $5.4 million, or 15%, from $36.5 million for the quarter ended March 31, 2015 to $41.9 million for the quarter ended March 31, 2016. The increase in VI revenue was driven primarily by unit volume increases in peripheral atherectomy products and, to a lesser extent, unit volume increases in our coronary atherectomy products. In the U.S., we have placed additional focus on our coronary business following the acquisition of AngioScore, which increased our portfolio of coronary products.

LM revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased $0.7 million, or 4% (5% on a constant currency basis) from $16.4 million for the quarter ended March 31, 2015 to $17.1 million for the quarter ended March 31, 2016. The growth was primarily due to global market penetration of our mechanical tools and an increase in the average selling price of certain products, particularly our laser sheath products.

Laser, service, and other revenue decreased $0.6 million, or 13%, from $4.5 million for the quarter ended March 31, 2015 to $3.9 million for the quarter ended March 31, 2016, primarily due to lower sales of laser systems in the U.S., where most laser systems are placed under rental programs.

We placed 44 laser systems with new customers during the quarter ended March 31, 2016 compared with 54 during the quarter ended March 31, 2015.  Of these laser placements, 26 lasers were newly manufactured during 2016, and 18 lasers were redeployed from a previous institution. The new placements during the quarter ended March 31, 2016 brought our worldwide installed base of laser systems to 1,418 (1,034 in the U.S.) as of March 31, 2016, compared to 1,309 (953 in the U.S.) as of March 31, 2015.

Geographically, revenue in the U.S. increased $4.4 million, or 9%, from $48.6 million for the quarter ended March 31, 2015 to $53.0 million for the quarter ended March 31, 2016, primarily due to an increase in VI revenue, and, to a lesser extent, an increase in LM revenue, partially offset by a small decline in laser, service, and other revenue.  International revenue increased $1.1 million, or 12% (16% on a constant currency basis), from $8.8 million for the quarter ended March 31, 2015 to $9.9 million for the quarter ended March 31, 2016. The increase in international revenue was primarily due to an increase in

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Stellarex revenue and, to a lesser extent, an increase in LM revenue for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015.

Gross margin was 74% for the quarter ended March 31, 2016, with no significant change as compared with the quarter ended March 31, 2015. Improvement in our average selling price, increased production efficiencies and a higher sales mix of disposable products were factors that were favorable to our margin outcome, although these improvements were offset by lower margins on the small base of laser revenue during the quarter ended March 31, 2016.

Operating expenses

   Total operating expenses decreased $6.9 million, or 10%, from $67.6 million for the quarter ended March 31, 2015 to $60.7 million for the quarter ended March 31, 2016. The following table shows the changes in operating expenses for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$40,789	65%	$36,942	64%	$3,847	10%
Research, development and other technology	16,337	26%	15,261	27%	1,076	7%
Medical device excise tax	—	—%	806	1%	(806)	(100)%
Acquisition transaction, integration and legal costs	292	—%	10,391	18%	(10,099)	(97)%
Intangible asset amortization	3,203	5%	3,170	6%	33	1%
Contingent consideration expense	100	—%	1,024	2%	(924)	(90)%
Total operating expenses	$60,721	97%	$67,594	118%	$(6,873)	(10)%
(1)Percentage amounts may not add due to rounding.

Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses increased $3.8 million, or 10%, from $36.9 million for the quarter ended March 31, 2015 to $40.8 million for the quarter ended March 31, 2016, primarily due to higher commissions expense on higher revenue and the expansion of our sales and marketing teams to support the launch of the Stellarex DCB products in Europe. As a percentage of revenue, SG&A costs were substantially flat compared to the first quarter of 2015.

Research, development and other technology. Research, development and other technology expenses increased $1.1 million, or 7%, from $15.3 million for the quarter ended March 31, 2015 to $16.3 million for the quarter ended March 31, 2016. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. Costs associated with the Stellarex DCB research, development and clinical studies increased $1.7 million, and royalty expense increased $0.3 million on higher revenue for the quarter ended March 31, 2016. These increases were partially offset by decreases in other research, development and clinical trial projects, including the EXCITE trial that concluded its 12-month follow up period during the first quarter of 2015.

Medical device excise tax. The Patient Protection and Affordable Care Act of 2010 imposed a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. Legislation enacted in December 2015 suspended the medical device excise tax for 2016 and 2017, resulting in no expense incurred for the quarter ended March 31, 2016, compared to $0.8 million for the quarter ended March 31, 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Acquisition transaction, integration and legal costs. We incurred $0.3 million of costs related to the AngioScore and Stellarex acquisitions for the quarter ended March 31, 2016, which was primarily related to accruals for retention bonuses and $0.2 million in legal fees associated with a breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

In the quarter ended March 31, 2015, we incurred $10.4 million of costs related to acquisitions. Of this amount, $8.0 million was comprised of legal fees associated with a patent infringement and breach of fiduciary duty matter. We also incurred $0.4 million of severance, retention and consulting costs for the integration of AngioScore. Stellarex acquisition costs of $1.9 million primarily included legal and investment banking fees related to the closing of the acquisition and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $3.2 million of amortization expense related to these intangible assets for the quarters ended March 31, 2016 and 2015. See Note 4, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements for further discussion.

Contingent consideration expense. For the quarters ended March 31, 2016 and March 31, 2015, we recorded $0.1 million and $1.0 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year decrease was primarily due to the remeasurement of our contingent consideration liability during 2015, which eliminated the liability for future revenue-related contingent payments.

Other expense

Total other expense increased $1.2 million, or 64%, from $1.9 million for the quarter ended March 31, 2015 to $3.2 million for the quarter ended March 31, 2016. The following table shows the changes in other expense for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(3,342)	(5)%	$(1,754)	(3)%	$(1,588)	91%
Foreign currency transaction gain (loss)	175	—%	(179)	—%	354	(198)%
Total other expense	$(3,167)	(5)%	$(1,933)	(3)%	$(1,234)	64%

(1)	Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $1.6 million for the quarter ended March 31, 2016, compared with the quarter ended March 31, 2015, which was primarily related to the Term Loan Facility and Revolving Loan Facility entered into by the Company in late 2015. In addition, other expense was impacted by a $0.4 million fluctuation in foreign currency transaction impact from a loss to a gain for the quarter ended March 31, 2016, compared with the quarter ended March 31, 2015. The foreign currency impact largely resulted from the settlement of dollar-based intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and a strengthening of the euro during the quarter ended March 31, 2016.

Income tax expense

We recorded income tax expense of $0.2 million and $0.1 million for the quarters ended March 31, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss decreased $10.0 million, from $27.3 million for the quarter ended March 31, 2015 to $17.3 million for the quarter ended March 31, 2016. The decrease in net loss was primarily due to an increase in gross profit, as a result of increased sales, and a decrease in acquisition-related costs, described above.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $67.5 million, a decrease of $17.1 million from $84.6 million at December 31, 2015.

Our future liquidity requirements will be influenced by numerous factors. We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity, which may include additional borrowings under our Revolving Loan Facility described below under “Credit Facilities” or other credit or financing arrangements, will be sufficient to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.

We may need or seek additional funding in the future. In addition to access to available borrowings under our Revolving Loan Facility, we have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $200 million of senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Our ability to issue debt securities is limited by certain covenants in the Credit Agreements described below under “Credit Facilities.” A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

We have generated and used cash as follows:

	For the Three Months Ended March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(12,444)	$(22,461)
Net cash used in investing activities	(1,226)	(31,780)
Net cash (used in) provided by financing activities	(3,471)	2,535

Operating Activities. For the three months ended March 31, 2016, cash used in operating activities was $12.4 million. This compared with cash used in operating activities of $22.5 million for the three months ended March 31, 2015. The primary sources and uses of cash during the first quarter of 2016 were:

•
During the first quarter of 2016, our net loss of $17.3 million included approximately $11.0 million of net non-cash expenses, which primarily related to $6.9 million of depreciation and amortization and $3.4 million of stock-based compensation.

•
During the first quarter of 2016, cash used as a result of a net increase in operating assets and liabilities of approximately $6.2 million was primarily due to an increase in equipment held for rental or loan of approximately $2.5 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in inventories of approximately $1.3 million primarily due to increased sales demand and higher disposables

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

production, and an increase in prepaid expenses and other current assets of approximately $0.8 million, primarily due to prepayments for trade shows, conventions, and other marketing programs.
The primary sources and uses of cash during the first quarter of 2015 were:

•
During the first quarter of 2015, our net loss of $27.3 million included approximately $10.9 million of non-cash expenses, which were primarily related to $6.1 million of depreciation and amortization, $3.2 million of stock-based compensation and $1.0 million of contingent consideration expense.

•
During the first quarter of 2015, cash used as a result of the net change in operating assets and liabilities of approximately $6.0 million was primarily due to an increase in equipment held for rental or loan of $3.7 million as a result of placement activity of our laser systems through our rental and evaluation program, a decrease in accounts payable and accrued liabilities of $1.6 million, primarily due to the payment of liabilities accrued in 2014 for annual bonuses and fourth quarter commissions, an increase in prepaid expenses and other current and non-current assets of $1.4 million, primarily due to prepayments for trade shows, conventions, and simulator training programs, and an increase in inventory of approximately $1.2 million, primarily due to increased sales demand and higher disposables and laser production. These uses of cash during the first quarter of 2015 were partially offset by a decrease in accounts receivable of approximately $1.7 million, primarily due to cash collections from higher sales in the prior quarter.

Investing Activities. For the three months ended March 31, 2016, cash used in investing activities was $1.2 million, consisting entirely of capital expenditures. This compared with cash used in investing activities of $31.8 million in the three months ended March 31, 2015, consisting of $30.0 million of payments for the Stellarex acquisition and $1.8 million of capital expenditures. The capital expenditures for the three months ended March 31, 2016 and 2015 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases, including capital items required for the Stellarex product line.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2016 was $3.5 million, consisting primarily of repayments on the line of credit, net, of $5.0 million, partially offset by the exercise of stock options and sales of common stock under our employee stock purchase plan of $1.6 million. In the three months ended March 31, 2015, cash provided by financing activities was $2.5 million, consisting primarily of the exercise of stock options and sales of common stock under our employee stock purchase plan of $2.7 million. In the three months ended March 31, 2016 and 2015, we paid $0.1 million in contingent consideration payments related to the Upstream product acquisition.

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. The increase in days sales outstanding for the three months ended March 31, 2016 was primarily due to an increase in the impact of granting extended terms, generally no more than 90 days, to certain customers, which are longer than our typical 30 day terms. Additionally, we have increased sales to our international distributors, which are granted longer terms. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	March 31, 2016	December 31, 2015
Days Sales Outstanding	63	60
Inventory Turns	2.3	2.4

At March 31, 2016, we had no significant capital lease obligations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of the Stellarex DCB assets and made a cash payment of $30 million. In addition, as planned, the Stellarex acquisition requires substantial additional investments prior to full commercialization, primarily within research, development and clinical trials.

In connection with the AngioScore acquisition, we agreed to pay additional contingent merger consideration related to revenue and regulatory milestones. No contingent revenue-based payment was incurred in 2015, and we do not expect to make any contingent revenue-based payments in the future. We expect to make a $5 million payment in 2016 for the coronary CE mark approval. As of March 31, 2016, the contingent consideration liability related to the AngioScore acquisition was approximately $4.9 million.

Credit Facilities

On December 7, 2015, the Company and AngioScore Inc., as borrowers (jointly, the “Borrowers”) entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto.  The Credit Agreements replaced the Credit and Security Agreement (the “Wells Fargo Credit Agreement”) entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million term loan facility (the “Term Loan Facility”) and the Revolving Loan Credit Agreement provides for a five-year $50 million revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility may be increased to up to $70 million, subject to lender approval. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers. For more information, see Note 2, “Debt,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

As of March 31, 2016, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $19.2 million, respectively. The borrowing base on the Revolving Loan Facility was $38.6 million as of March 31, 2016, based on the Company’s accounts receivable and inventory balances. We may prepay and re-borrow amounts borrowed under the Revolving Loan Facility without penalty. The interest rate on the Term Loan Facility was 8.00% at March 31, 2016 and the weighted average interest rate on the Revolving Loan Facility was 4.95% at March 31, 2016.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	March 31, 2016			March 31, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$52,982	$—	$52,982	$48,600	9%	9%
International	9,902	331	10,233	8,822	12%	16%
Total revenue	$62,884	$331	$63,215	$57,422	10%	10%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	March 31, 2016			March 31, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention	$41,912	$139	$42,051	$36,513	15%	15%
Lead management	17,096	158	17,254	16,431	4%	5%
Laser, service, and other	3,876	34	3,910	4,478	(13)%	(13)%
Total revenue	$62,884	$331	$63,215	$57,422	10%	10%

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss, as reported	$(17,291)	$(27,305)
Acquisition transaction, integration and other costs (1)	292	10,391
Amortization of acquired inventory step-up (2)	—	251
Acquisition-related intangible asset amortization (3)	3,203	3,170
Contingent consideration expense (4)	100	1,024
Non-GAAP net loss	$(13,696)	$(12,469)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss per share, as reported	$(0.40)	$(0.65)
Acquisition transaction, integration and other costs (1)	0.01	0.25
Amortization of acquired inventory step-up (2)	—	0.01
Acquisition-related intangible asset amortization (3)	0.07	0.08
Contingent consideration expense (4)	—	0.02
Non-GAAP net loss per share (5)	$(0.32)	$(0.30)
_________________

1)
Acquisition transaction, integration and other costs relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $0.2 million and $8.0 million in the three months ended March 31, 2016, and 2015, respectively, for legal fees, including legal fees and costs advanced, associated with a patent and breach of fiduciary duty matter in which AngioScore is the plaintiff.

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

•
Amortization expense, while not requiring cash settlement, is an ongoing and recurring expense, has a material impact on GAAP net loss, and reflects an economic cost to us not reflected in non-GAAP net loss.

•
Items such as the acquisition transaction and integration costs and contingent consideration expense, excluded from non-GAAP net (loss) income, can have a material impact on cash flows and GAAP net loss and reflect economic costs to us not reflected in non-GAAP net loss.

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

Our critical accounting policies and estimates are included in our 2015 Annual Report on Form 10-K. During the three months ended March 31, 2016, there were no significant changes to our critical accounting policies and estimates.

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

Our reporting currency is the U.S. dollar and our exposure to foreign currency risk is primarily related to sales of our products in Europe, which are denominated primarily in the euro and translated into U.S. dollars.  Changes in the exchange rate between the euro and the U.S. dollar could positively or adversely affect our revenue and net loss.  In addition, we record foreign currency transaction gains and losses, included in other expense in our condensed consolidated financial statements, which result from intercompany transactions with our Dutch subsidiary, whose functional currency is the euro.

Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The fluctuation in currency rates during the three months ended March 31, 2016, compared with the three months ended March 31, 2015, caused a decrease of approximately $0.3 million in consolidated revenue and an increase of approximately $0.1 million in consolidated net loss.

Based on our overall foreign currency exchange rate exposure as of March 31, 2016, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the three months ended March 31, 2016 of approximately $0.6 million, and a 20% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the three months ended March 31, 2016 of approximately $1.3 million.

As of March 31, 2016, we are exposed to interest rate risk related to our Revolving Loan Facility and our Term Loan Facility.  A 100 basis point fluctuation in market interest rates underlying our Revolving Loan Facility and Term Loan Facility would have the effect of increasing or decreasing our cash interest expense by approximately $0.8 million for an annual period on the $19.2 million and $60.0 million balances outstanding as of March 31, 2016 under our Revolving Loan Facility and Term Loan Facility, respectively. The Notes are at fixed rates, and therefore are not subject to market risk.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.   Legal Proceedings

For a discussion of our legal proceedings, please refer to Note 9, “Commitments and Contingencies,” to the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Spectranetics Corporation
(Registrant)

April 29, 2016	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

April 29, 2016	/s/ Stacy P. McMahan
Stacy P. McMahan
Chief Financial Officer