Form 10-Q
period 2016-06-30
SPECTRANETICS CORP
filed 2016-07-29
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

June 30, 2016

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

As of July 25, 2016, there were 42,959,354 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$64,343	$84,594
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,511 and $1,906, respectively	43,248	43,359
Inventories, net	25,672	25,155
Prepaid expenses and other current assets	5,924	5,171
Total current assets	139,187	158,279
Property and equipment, net	44,624	44,719
Goodwill	149,482	152,616
Other intangible assets, net	104,051	110,456
Other assets	1,917	1,929
Total assets	$439,261	$467,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$19,232	$24,232
Accounts payable	5,261	4,150
Accrued liabilities	34,892	33,676
Deferred revenue	1,645	1,621
Total current liabilities	61,030	63,679
Convertible senior notes, net of debt issuance costs	224,581	224,076
Term loan, net of debt issuance costs	59,628	59,601
Accrued liabilities, net of current portion	1,666	1,759
Deferred income taxes	2,105	1,915
Total liabilities	349,010	351,030
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 42,890,061 and 42,659,234 shares, respectively	43	42
Additional paid-in capital	321,900	313,442
Accumulated other comprehensive loss	(4,890)	(1,910)
Accumulated deficit	(226,802)	(194,605)
Total stockholders’ equity	90,251	116,969
Total liabilities and stockholders’ equity	$439,261	$467,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$67,748	$61,677	$130,632	$119,099
Cost of products sold	16,983	15,914	33,065	30,967
Gross profit	50,765	45,763	97,567	88,132
Operating expenses:
Selling, general and administrative	40,643	35,562	81,432	72,504
Research, development and other technology	17,657	16,660	33,994	31,921
Medical device excise tax	—	821	—	1,627
Acquisition transaction, integration and legal costs	500	11,106	792	21,497
Intangible asset amortization	3,202	3,612	6,405	6,782
Contingent consideration expense	67	1,060	167	2,084
Change in fair value of contingent consideration liability	—	(17,800)	—	(17,800)
Total operating expenses	62,069	51,021	122,790	118,615
Operating loss	(11,304)	(5,258)	(25,223)	(30,483)
Other expense:
Interest expense	(3,294)	(1,768)	(6,636)	(3,522)
Foreign currency transaction (loss) gain	(158)	(70)	17	(249)
Total other expense	(3,452)	(1,838)	(6,619)	(3,771)
Loss before income tax expense	(14,756)	(7,096)	(31,842)	(34,254)
Income tax expense	150	120	355	267
Net loss	$(14,906)	$(7,216)	$(32,197)	$(34,521)

Net loss per share —
Basic and diluted	$(0.35)	$(0.17)	$(0.75)	$(0.82)

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3,231)	435	(2,980)	(477)
Comprehensive loss, net of tax	$(18,137)	$(6,781)	$(35,177)	$(34,998)

Weighted average common shares outstanding —
Basic and diluted	42,804,453	42,389,122	42,750,888	42,273,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,197)	$(34,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,862	12,959
Stock-based compensation expense	6,609	5,974
Amortization of debt issuance costs	565	490
Provision for excess and obsolete inventories	345	481
Contingent consideration expense	167	2,084
Change in fair value of contingent consideration liability	—	(17,800)
Deferred income taxes	213	223
Net change in operating assets and liabilities	(3,881)	(2,433)
Net cash used in operating activities	(14,317)	(32,543)
Cash flows from investing activities:
Capital expenditures	(2,734)	(5,088)
Payments for acquisitions	—	(30,000)
Net cash used in investing activities	(2,734)	(35,088)
Cash flows from financing activities:
(Repayments on) Proceeds from line of credit, net	(5,000)	18,542
Proceeds from the exercise of stock options and employee stock purchase plan	1,850	3,088
Payment of contingent consideration	(88)	(143)
Net cash (used in) provided by financing activities	(3,238)	21,487
Effect of exchange rate changes on cash	38	(106)
Net decrease in cash and cash equivalents	(20,251)	(46,250)
Cash and cash equivalents at beginning of period	84,594	95,505
Cash and cash equivalents at end of period	$64,343	$49,255
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,006	$3,038
Cash paid for income taxes	$364	$288

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

The Company develops, manufactures, markets, and distributes medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s products are available in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. In June 2014, the Company acquired AngioScore, Inc. (“AngioScore”), a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, the Company acquired Stellarex™ (“Stellarex”) drug-coated balloon (“DCB”) assets from Covidien LP.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2016-09 on its results of operations, financial position, and consolidated financial statements.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. With the issuance of ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, these amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 and allows for both retrospective and prospective methods of adoption. The Company plans to adopt these standards for the fiscal year beginning after December 15, 2017, and is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 and its related amendments on its results of operations, financial position, and consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$9,320	$10,838
Work in process	3,839	2,914
Finished goods	12,513	11,403
	$25,672	$25,155

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Equipment held for rental or loan	$59,320	$55,774
Manufacturing equipment and computers	39,366	37,862
Leasehold improvements	9,401	8,984
Furniture and fixtures	5,075	4,841
Building and improvements	1,306	1,306
Land	270	270
Less: accumulated depreciation	(70,114)	(64,318)
	$44,624	$44,719

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and employee-related expenses	$18,916	$15,797
Contingent consideration	5,232	5,154
Accrued clinical study expense	3,342	3,868
Deferred rent	1,466	1,485
Accrued royalties	1,048	1,044
Accrued interest	998	913
Accrued sales, income and excise taxes	909	1,318
Accrued legal costs	890	713
Other accrued expenses	3,757	5,143
Total accrued liabilities	36,558	35,435
Less: long-term portion	(1,666)	(1,759)
Accrued liabilities, current portion	$34,892	$33,676

Contingent Consideration

The Company recorded contingent liabilities as part of the AngioScore acquisition in June 2014 and the product acquisition from Upstream Peripheral Technologies, Ltd. (“Upstream”) in January 2013. The following table presents changes to the Company’s acquisition-related contingent consideration liability for the six-month period ended June 30, 2016:

Contingent Consideration Liability
Beginning balance, January 1, 2016	$5,153
Contingent consideration payments	(88)
Contingent consideration accretion expense	167
Ending balance, June 30, 2016	$5,232

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2016 was as follows (in thousands).

	U.S. Medical	International Medical	Total
Balance as of December 31, 2015	$130,410	$22,206	$152,616
Impact of changes in foreign currency and other	—	(3,134)	(3,134)
Balance as of June 30, 2016	$130,410	$19,072	$149,482

Goodwill is allocated to the Company’s reporting units based on an analysis of both the relative historical and expected benefits. There have been no events or circumstances since the last analysis as of December 31, 2015 to indicate that the amount of goodwill may not be recoverable.

Acquired intangible assets consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Acquired as part of Stellarex acquisition: (1)
In-process research and development	$13,680	$13,680
Technology	9,000	9,000
Trademark and trade names	400	400
Transition services agreement	530	530
Acquired as part of AngioScore acquisition: (2)
Technology	73,510	73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	1,254	1,254
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Upstream acquisition (3)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(27,445)	(21,040)
	$104,051	$110,456
___________________

(1)
In January 2015, the Company acquired Stellarex DCB assets, which included, among other things, the intellectual property, machinery and equipment, and inventories used in connection with the Stellarex DCB catheter.

(2)	In June 2014, the Company acquired AngioScore, Inc.

(3)
In January 2013, the Company acquired certain product lines from Upstream. As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

The following table summarizes the Company’s total gross outstanding debt as of June 30, 2016 and December 31, 2015 and the maturity dates of the Company’s borrowing arrangements:

	As of
(amounts in thousands)	June 30, 2016	December 31, 2015	Maturity Date	Weighted Average Interest Rate
Convertible Senior Notes	$230,000	$230,000	June 1, 2034	2.625%
Term Loan Facility	60,000	60,000	December 7, 2020	(1)
Revolving Loan Facility	19,232	24,232	December 7, 2020	(1)
Total	$309,232	$314,232

(1)	The interest rates on the Term Loan Facility and Revolving Loan Facility are described below.

Convertible Notes

On June 3, 2014, the Company sold $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “Notes”) under an underwriting agreement dated May 28, 2014. Interest is paid semi-annually in arrears on December 1 and June 1 of each year. The Notes mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes without any such condition.

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

The Term Loan Facility bears interest at the LIBOR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.50% per annum; provided that the applicable margin will be reduced to 6.50% if the Company’s EBITDA (as defined in the Term Loan Credit Agreement) is equal to or greater than $6 million for a specified prior period and no default or event of default has occurred and is occurring.  The Company may prepay all or a portion of the Term Loan Facility, subject to certain conditions and a prepayment fee, as specified in the Credit Agreements. The Term Loan Facility is subject to an exit fee of 4.0% of the amount advanced under the Term Loan Facility. Interest-only payments are due during the first 24 months of the Term Loan Facility, payable monthly in arrears, with principal payments beginning thereafter in equal monthly installments until maturity, provided that the Company may postpone making principal payments for an additional 12 months if certain conditions are met and the Administrative Agent and lenders agree to such extension. If the Administrative Agent and lenders do not agree to such extension, the prepayment fee and unearned portion of the exit fee will be waived.

The Company may borrow under the Revolving Loan Facility subject to borrowing base limitations, which allow the Company to borrow based on the value of eligible accounts receivable and inventory balances. As of June 30, 2016, the borrowing base was $37.3 million, based on the Company’s accounts receivable and inventory balances. Amounts drawn under the Revolving Loan Facility bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 4.45% per annum, payable monthly in arrears, while the undrawn portion is subject to an unused line fee of 0.5% per annum. The Revolving Loan Facility is subject to a minimum balance, such that the Company pays the greater of (i) interest accrued on the actual amount drawn under the Revolving Loan Facility and (ii) interest accrued on 35% of the average borrowing base prior to the first anniversary of the Revolving Loan Facility and 50% of the average borrowing base thereafter. The Company may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The Credit Agreements require the Company to maintain minimum cash and cash equivalents of not less than $10 million and achieve net revenue in excess of certain specified thresholds. These agreements also contain certain restrictive covenants that limit and in some circumstances prohibit, the Company’s ability to, among other things, incur additional debt, sell, lease or transfer our assets, pay dividends on the Company’s common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase common stock, enter into transactions with affiliates and enter into certain merger, consolidation or other reorganization transactions. The Company was in compliance with its debt covenants as of June 30, 2016.

The Credit Agreements contain customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreements may be accelerated. The Company had no events of default as of June 30, 2016.

As of June 30, 2016, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $19.2 million, respectively. At June 30, 2016, the interest rate on the Term Loan Facility was 8.00%, and the weighted average interest rate on the Revolving Loan Facility was 4.95%.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units, performance stock units (“PSUs”) and stock appreciation rights. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through June 30, 2016 generally vest over four years and expire ten years from the date of grant. Restricted stock

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain employees of the Company vest over four years. Each PSU represents the right to receive one share of the Company’s common stock upon the occurrence of certain specified events.

On March 15, 2016, the Company’s Board of Directors adopted, and stockholders approved at the Company’s annual meeting of stockholders in June 2016, The Spectranetics Corporation 2016 Incentive Award Plan (the “2016 Plan”), which authorizes the issuance for award grants of 2,500,000 shares of the Company’s common stock, plus the number of shares of common stock remaining available for future grants under the Company’s Amended and Restated 2006 Incentive Award Plan (the “2006 Plan”) on the date the Company’s stockholders approved the 2016 Plan. No further awards will be made under the 2006 Plan.

The Compensation Committee of the Board of Directors approved a grant of PSUs to certain of the Company’s officers in June 2014 and a grant of PSUs to the Company’s Chief Financial Officer in September 2015 upon the commencement of her employment (the “2014 PSUs”). The 2014 PSUs vest based on achieving specified performance measurements over a three-year “cliff” performance period plus an additional one year “cliff” time vesting. Earned 2014 PSUs vest 75% upon completion of the three-year performance period and 25% one year after the performance period. The 2014 PSUs have payout opportunities of between 0% and 250%. The performance targets include a compounded annual growth rate for revenue over a three-year period and Adjusted EBITDA for the year ended December 31, 2016.

In June 2016, the Board of Directors approved the grant of PSUs (the “2016 PSUs”) to the Company’s named executive officers and certain other employees pursuant to the 2016 Plan. The 2016 PSUs provide, among other things, that (i) the 2016 PSUs have an initial performance period of up to four years from the date of grant during which the target number of 2016 PSUs awarded to each recipient may be earned if approval of the Company’s Stellarex products is received from the U.S. Food and Drug Administration (“FDA”); (ii) the 2016 PSUs have a supplemental performance period of six calendar quarters following the calendar quarter in which FDA approval of the Company’s Stellarex products is received, and during which up to an additional 100% of the target number of 2016 PSUs may be earned depending on the degree to which the Company’s Stellarex products achieve specified U.S. market share goals; and (iii) no 2016 PSUs will be earned (and no supplemental performance period will occur) if the Company’s Stellarex products do not receive FDA approval during the initial four year performance period.

At June 30, 2016, there were 2.9 million shares available for future issuance under the Company’s incentive award plans, assuming issuance of common stock underlying all outstanding PSUs at target performance, and 1.2 million shares available, assuming issuance of common stock underlying all outstanding PSUs at maximum performance.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $3.2 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $6.6 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively. This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that are ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s employees, (4) PSUs issued to certain of the Company’s officers and other employees, and (5) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for non-performance related awards on a straight-line basis over the service period.

With respect to the PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets over the relevant performance period for each PSU grant as determined by the Compensation Committee of the Board of Directors. The Company estimates the fair value of the PSUs based on its closing stock price on the date of grant and its estimates of achieving such performance targets and records compensation expense on a graded vesting attribution method, which recognizes compensation cost on a straight-line basis over each separately vesting portion of the awards. Over the performance period, the number of shares of common stock that will

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ultimately vest and be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable PSU award agreement.

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

The following is a summary of the assumptions used for the stock options granted during the three and six months ended June 30, 2016 and 2015, respectively, using the Black-Scholes pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected life (years)	5.77	5.71	5.77	5.71
Risk-free interest rate	1.01%	1.63%	1.21%	1.61%
Expected volatility	46.54%	42.07%	46.27%	42.10%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended June 30, 2016 and 2015 was $7.51 and $10.97, respectively, and during the six months ended June 30, 2016 and 2015 was $6.57 and $11.19, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	2,566,088	$14.04
Granted	917,612	14.87
Exercised	(113,996)	8.37
Forfeited	(52,392)	18.75
Options outstanding at June 30, 2016	3,317,312	$14.39	6.94	$18,025,861
Options exercisable at June 30, 2016	1,862,559	$11.87	5.32	$14,113,843

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $18.71 as of June 30, 2016 that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as of June 30, 2016 was approximately 1.5 million. The total intrinsic value of options exercised was $0.9 million and $7.7 million during the six months ended June 30, 2016 and 2015, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes restricted stock award activity during the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2016	26,463	$27.41
Awarded	48,643	18.71
Vested/released	(26,463)	27.41
Restricted stock awards outstanding at June 30, 2016	48,643	$18.71

The following table summarizes restricted stock unit activity during the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2016	204,893	$24.08
Awarded	190,776	14.98
Vested/released	(42,922)	25.14
Forfeited	(11,754)	22.79
Restricted stock units outstanding at June 30, 2016	340,993	$18.90

The following table summarizes PSU activity during the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2016	496,656	$22.82
Awarded	275,330	18.16
Vested/released	(18,101)	23.43
Forfeited	(7,943)	23.43
Performance stock units outstanding at June 30, 2016	745,942	$21.08

As of June 30, 2016, there was $22.7 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s incentive award plans, using the Company’s current estimate of performance for the PSUs, which could be higher or lower in the future based on the actual achievement of performance targets. This expense is based on an assumed future forfeiture rate of approximately 6.68% per year for stock options and restricted stock units for Company employees and is expected to be recognized over a weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

On December 9, 2015, the Company’s Board of Directors adopted, and stockholders approved at the Company’s annual meeting of stockholders in June 2016, an amendment to The Spectranetics Corporation 2010 Employee Stock Purchase Plan (“ESPP”) to increase the number of shares of common stock available for sale under the ESPP by 1,000,000 shares. The amendment is effective as of January 1, 2016, the first day of the 2016 semi-annual offering period under the ESPP.

The ESPP, as amended, provides for the sale of up to 1,700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period. This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. At June 30, 2016, there were approximately 0.9 million shares available for future issuance under the ESPP.

The fair value of the shares offered within the semi-annual purchase periods under the ESPP is determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months is based upon the offering period of the ESPP. Expected volatility is determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. The Company recognized compensation expense related to the ESPP of $0.3 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.

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

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three and six months ended June 30, 2016 and 2015 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2016 and 2015. Stock options, restricted stock awards, restricted stock units, PSUs, and shares issuable upon the conversion of the Notes outstanding at June 30, 2016 and 2015, which are excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015, are shown in the table below:

	Six Months Ended June 30,
	2016	2015
Options to purchase common stock	3,317,312	2,652,086
Non-vested restricted stock awards and restricted stock units	389,636	270,702
Non-vested PSUs	745,942	487,158
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	11,790,349	10,747,405

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(14,906)	$(7,216)	$(32,197)	$(34,521)
Common shares outstanding:
Historical common shares outstanding at beginning of period	42,772,670	42,283,446	42,632,771	42,034,063
Weighted average common shares issued	31,783	105,676	118,117	239,065
Weighted average common shares outstanding — basic and diluted	42,804,453	42,389,122	42,750,888	42,273,128
Net loss per share — basic and diluted	$(0.35)	$(0.17)	$(0.75)	$(0.82)

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

U. S. Medical

Products offered by this segment include medical devices used in minimally invasive procedures within the cardiovascular system, including fiber-optic devices and non-fiber-optic products (disposables), an excimer laser system (equipment), and the service of the excimer laser system (service). The Company is subject to product approvals from the FDA and Health Canada. The Company’s products are used in multiple vascular procedures, including peripheral atherectomy, crossing arterial blockages, coronary atherectomy and thrombectomy, and the removal of cardiac lead wires from patients with pacemakers and cardiac defibrillators. This segment’s customers are primarily located in the United States and Canada.

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three and six months ended June 30, 2016 and 2015, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed entirely within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $3.4 million and $3.6 million for the three months ended June 30, 2016 and 2015, respectively, and $6.8 million and $6.5 million for the six months ended June 30, 2016 and 2015, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

International Medical

The International Medical segment has its headquarters in the Netherlands, and serves Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. Products offered by this segment are substantially the same as those offered by U.S. Medical, except that Stellarex DCB products are available for sale in Europe and certain other international markets but are not yet approved for sale in the U.S. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions. Certain U.S.-incurred research, development and other technology expenses, and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
U.S. Medical:
Disposable products	$53,840	$48,793	$104,315	$94,280
Laser, service, and other	2,494	2,800	5,001	5,913
Subtotal	56,334	51,593	109,316	100,193
International Medical:
Disposable products	10,145	9,094	18,678	16,551
Laser, service, and other	1,269	990	2,638	2,355
Subtotal	11,414	10,084	21,316	18,906
Total revenue	$67,748	$61,677	$130,632	$119,099

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment operating loss:
U.S. Medical	$(9,849)	$(5,174)	$(22,177)	$(30,100)
International Medical	(1,455)	(84)	(3,046)	(383)
Total operating loss	$(11,304)	$(5,258)	$(25,223)	$(30,483)

	As of
	June 30, 2016	December 31, 2015
Segment assets:
U.S. Medical	$405,612	$430,956
International Medical	33,649	37,043
Total assets	$439,261	$467,999

For the three and six months ended June 30, 2016 and 2015, no individual customer represented 10% or more of consolidated revenue. No individual countries, other than the United States, represented at least 10% of consolidated revenue for the three and six months ended June 30, 2016 or 2015.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Revenue
Disposable products:
Vascular intervention	$46,218	$40,630	$88,130	$77,143
Lead management	17,767	17,257	34,863	33,688
Total disposable products	63,985	57,887	122,993	110,831
Laser, service, and other	3,763	3,790	7,639	8,268
Total revenue	$67,748	$61,677	$130,632	$119,099

NOTE 8 — INCOME TAXES

The Company recorded income tax expense of $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense. The Company’s deferred U.S. federal and state tax expense in 2016 primarily represents an increase in the deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes. Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2016.

As of June 30, 2016, the Company had gross deferred tax assets of approximately $93.6 million. The Company maintains a valuation allowance against substantially all of its deferred tax assets, in excess of its nettable deferred tax liabilities, that it does not consider to meet the more-likely-than-not criteria for recognition. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more-likely-than-not that some portion or all of the DTAs will not be realized. The Company’s ability to realize the benefit of its DTAs in future periods will depend on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the Company’s projected future taxable income, reversal of deferred tax liabilities and tax planning strategies in making this assessment. Because the Company expects to generate losses during the Stellarex development period through 2017, it believes that it will not be generating sufficient taxable income to realize DTAs. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its DTAs until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future that would affect the utilization of the Company’s DTAs, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

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

Trial on the patent infringement case was held in September 2015. The jury found against AngioScore in the patent infringement case and found that certain of the asserted claims of the patent are invalid. The patent infringement verdict has no impact on the Court’s findings or award of damages in connection with the breach of fiduciary duty claims or the ability of AngioScore to recover fees and costs advanced to Konstantino, as discussed below. The Court entered judgment in both the breach of fiduciary duty case and the patent infringement case in October 2015. The defendants filed an appeal of the rulings with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). Oral argument on the appeal was held on June 7, 2016. On July 21, 2016, the Federal Circuit reversed the breach of fiduciary duty and state law rulings on procedural grounds, finding that the trial Court lacked jurisdiction to hear the state law claims. The Federal Circuit also affirmed the trial Court’s ruling that the defendants are not entitled to attorneys’ fees in the patent infringement case. No part of the potential financial award associated with this matter has been previously reflected in the Company’s financial statements.

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

The Company cannot at this time determine the likelihood of any outcome and, as of June 30, 2016, has no amounts accrued for potential damages. During the six months ended June 30, 2016, the Company incurred $0.7 million in legal fees associated with these matters. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the condensed consolidated statements of operations and comprehensive loss.

Shareholder Litigation

On August 27, 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. On December 18, 2015, the court appointed lead plaintiff and lead counsel. On March 1, 2016, plaintiffs filed an amended complaint, including additional allegations challenging certain statements in addition to those concerning the Company’s projected revenue for 2015. The class period in the amended complaint runs from February 27, 2014 to July 23, 2015. The Company believes that the lawsuit is without merit and intends to defend itself vigorously. In June 2016, the Company filed a motion to dismiss the amended complaint, and plaintiffs filed their response in July 2016. The Company cannot at this time determine the likelihood of any outcome or whether the impact will be material and, as of June 30, 2016, has no amounts accrued for potential damages in this case. An adverse outcome could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Corporate Overview

We develop, manufacture, market and distribute primarily single-use medical devices used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. The innovative products and services we offer are divided into three categories:

•
Vascular Intervention (“VI”): Our broad portfolio of VI devices consists of laser and aspiration catheters, AngioSculpt® scoring balloon catheters, support catheters, and Stellarex™ drug-coated balloon (“DCB”) catheters, which we sell in Europe and currently are not for sale in the U.S.

•
Lead Management (“LM”): We are a global leader in devices for the removal of pacemaker and defibrillator cardiac leads. Our primary LM devices consist of our excimer laser sheaths, non-laser mechanical sheaths and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads.

•
Laser, service, and other: Our proprietary excimer laser system, the CVX-300®, is approved in the United States, Europe, Japan and Canada for use in multiple minimally invasive cardiovascular procedures. We sell, rent and service our CVX-300 laser systems.

During the six months ended June 30, 2016, our disposable products generated 94% of our revenue, of which VI products accounted for 72% and LM products accounted for 28%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

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

In April 2016, Professor Thomas Zeller presented the first interim analysis of 12-month interim data from the ILLUMENATE Global Study at the Charing Cross Symposium in London, England. Subsequently, in June 2016, Dr. Prakash Krishnan presented the second interim analysis of 12-month data from the ILLUMENATE Global Study at the New Cardiovascular Horizons annual conference in New Orleans, Louisiana. Interim results from 220 patients (247 lesions) of the 371 patients enrolled demonstrated a primary patency rate of 90.3% at day 360 and 86.5% at day 365. Freedom from clinically-driven target lesion revascularization (“TLR”) was 93.9% at both day 360 and day 365. These interim results include a larger number of patients than, and are consistent with, the initial ILLUMENATE Global Study 12-month interim analysis and the ILLUMENATE First-In-Human Study results.

In May 2016, we received a warning letter from the FDA related to observed non-conformities with current Good Manufacturing Practice at our Colorado Springs, Colorado facility.  In January 2016, following an inspection of certain of our manufacturing facilities from November 30, 2015 through January 21, 2016, the FDA issued a Form 483, List of Inspectional Observations, identifying certain observed non-conformities with current GMP (“Good Manufacturing Practice”, as defined by the FDA).  Following the receipt of the Form 483, we provided written responses to the FDA detailing corrective actions underway to address the FDA’s observations. The FDA warning letter acknowledges the actions already taken by us to address the observations. We plan to continue to respond timely and fully to the FDA’s requests and we are working diligently to fully remediate the FDA’s observations regarding the Colorado Springs facility.  We may incur incremental expenses in this regard. We are continuing to manufacture and ship disposable products from the Colorado Springs facility and do not anticipate that customer orders will be impacted while we work to resolve the FDA’s concerns.  Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including recalls, delays, suspension or withdrawal of approvals or clearances, and fines or civil penalties.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended June 30, 2016 and 2015 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

	Three Months Ended June 30,
(Dollars in thousands)	2016	% of revenue (1)	2015	% of revenue (1)	change	% change
Revenue	$67,748	100%	$61,677	100%	$6,071	10%
Gross profit	50,765	75%	45,763	74%	5,002	11%
Operating expenses
Selling, general and administrative	40,643	60%	35,562	58%	5,081	14%
Research, development and other technology	17,657	26%	16,660	27%	997	6%
Medical device excise tax	—	—%	821	1%	(821)	(100)%
Acquisition transaction, integration and legal costs	500	1%	11,106	18%	(10,606)	(95)%
Intangible asset amortization	3,202	5%	3,612	6%	(410)	(11)%
Contingent consideration expense	67	—%	1,060	2%	(993)	(94)%
Change in fair value of contingent consideration liability	—	—%	(17,800)	(29)%	17,800	(100)%
Total operating expenses	62,069	92%	51,021	83%	11,048	22%
Operating loss	(11,304)	(17)%	(5,258)	(9)%	(6,046)	115%
Other expense:
Interest expense	(3,294)	(5)%	(1,768)	(3)%	(1,526)	86%
Foreign currency transaction loss	(158)	—%	(70)	—%	(88)	126%
Loss before income tax expense	(14,756)	(22)%	(7,096)	(12)%	(7,660)	108%
Income tax expense	150	—%	120	—%	30	25%
Net loss	$(14,906)	(22)%	$(7,216)	(12)%	$(7,690)	107%

Worldwide installed base of laser systems	1,442		1,347		95	7%
___________________________________

(1)	Percentage amounts may not add due to rounding.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular intervention	$46,218	68%	$40,630	66%	$5,588	14%
Lead management	17,767	26%	17,257	28%	510	3%
Total disposable products	63,985	94%	57,887	94%	6,098	11%
Laser, service, and other	3,763	6%	3,790	6%	(27)	(1)%
Total revenue	$67,748	100%	$61,677	100%	$6,071	10%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $6.1 million, or 10%, from $61.7 million for the quarter ended June 30, 2015 to $67.7 million for the quarter ended June 30, 2016. The increase was primarily due to an increase in VI disposables revenue, described further below.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $5.6 million, or 14% (13% on a constant currency basis), from $40.6 million for the quarter ended June 30, 2015 to $46.2 million for the quarter ended June 30, 2016. The increase in VI revenue was driven primarily by unit volume increases in our peripheral atherectomy and coronary atherectomy products. An increase in AngioSculpt and Stellarex revenue contributed to the increase in our international VI revenue.

LM revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased $0.5 million, or 3%, from $17.3 million for the quarter ended June 30, 2015 to $17.8 million for the quarter ended June 30, 2016. The growth was primarily due to revenue from our recently launched Bridge product.

Laser, service, and other revenue remained relatively flat from the quarter ended June 30, 2015 to the quarter ended June 30, 2016, with a slight increase in laser sales revenue offset by a decrease in laser rental revenue.

We placed 45 laser systems with new customers during the quarter ended June 30, 2016 compared with 49 during the quarter ended June 30, 2015.  Of these laser placements, 24 lasers were newly manufactured during the second quarter of 2016, and 21 lasers were redeployed from a previous institution. The new placements during the quarter ended June 30, 2016 brought our worldwide installed base of laser systems to 1,442 (1,032 in the U.S.) as of June 30, 2016, compared to 1,347 (953 in the U.S.) as of June 30, 2015.

Geographically, revenue in the U.S. increased $4.7 million, or 9%, from $51.6 million for the quarter ended June 30, 2015 to $56.3 million for the quarter ended June 30, 2016, primarily due to an increase in VI revenue.  International revenue increased $1.3 million, or 13% (11% on a constant currency basis), from $10.1 million for the quarter ended June 30, 2015 to $11.4 million for the quarter ended June 30, 2016. The increase in international revenue was primarily due to an increase in VI revenue, primarily driven by an increase in AngioSculpt revenue and, to a lesser extent, an increase in Stellarex revenue. An increase in laser sales revenue and LM revenue also contributed to the increase in international revenue for the quarter ended June 30, 2016 compared with the quarter ended June 30, 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin was 75% for the quarter ended June 30, 2016, compared to 74% for the quarter ended June 30, 2015. Increased production efficiencies, a higher sales mix of disposable products and improvement in our average selling price contributed to our improved gross margin during the quarter ended June 30, 2016.These improvements were partially offset by lower margins on laser revenue during the quarter ended June 30, 2016.

Operating expenses

   Total operating expenses increased $11.0 million, or 22%, from $51.0 million for the quarter ended June 30, 2015 to $62.1 million for the quarter ended June 30, 2016. The following table shows the changes in operating expenses for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$40,643	60%	$35,562	58%	$5,081	14%
Research, development and other technology	17,657	26%	16,660	27%	997	6%
Medical device excise tax	—	—%	821	1%	(821)	(100)%
Acquisition transaction, integration and legal costs	500	1%	11,106	18%	(10,606)	(95)%
Intangible asset amortization	3,202	5%	3,612	6%	(410)	(11)%
Contingent consideration expense	67	—%	1,060	2%	(993)	(94)%
Change in fair value of contingent consideration liability	—	—%	(17,800)	(29)%	17,800	(100)%
Total operating expenses	$62,069	92%	$51,021	83%	$11,048	22%
(1)Percentage amounts may not add due to rounding.

Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses increased $5.1 million, or 14%, from $35.6 million for the quarter ended June 30, 2015 to $40.6 million for the quarter ended June 30, 2016, primarily due to an increase in personnel expenses, as a result of the following:

•higher commissions expense on higher revenue;
•the expansion of our sales and marketing teams to support the launch of Stellarex DCB products;
•an increase in expense related to the Company’s performance bonus plan; and
•an increase in stock-based compensation expense due to performance and our organizational growth.

Research, development and other technology. Research, development and other technology expenses increased $1.0 million, or 6%, from $16.7 million for the quarter ended June 30, 2015 to $17.7 million for the quarter ended June 30, 2016. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase in research, development and other technology expenses was primarily due to an increase in costs associated with the Stellarex DCB research, development and clinical studies, and, to a lesser extent, increases in regulatory and royalty expenses for the quarter ended June 30, 2016.

Medical device excise tax. The Patient Protection and Affordable Care Act of 2010 imposed a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. Legislation enacted in December 2015 suspended the medical device excise tax for 2016 and 2017, resulting in no expense incurred for the quarter ended June 30, 2016, compared to $0.8 million for the quarter ended June 30, 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Acquisition transaction, integration and legal costs. We incurred $0.5 million of costs related to the AngioScore and Stellarex acquisitions for the quarter ended June 30, 2016, which was primarily related to legal fees associated with a breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

In the quarter ended June 30, 2015, we incurred $11.1 million of costs related to acquisitions. Of this amount, $8.5 million was comprised of legal fees associated with a patent infringement and breach of fiduciary duty matter. We also incurred $0.7 million of severance, retention and consulting costs for the integration of AngioScore. Stellarex acquisition costs of $2.0 million primarily consisted of non-recurring costs associated with establishing manufacturing operations to support the Stellarex program.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $3.2 million of amortization expense related to these intangible assets for the quarter ended June 30, 2016 and $3.6 million for the quarter ended June 30, 2015. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements for further discussion.

Contingent consideration expense. For the quarters ended June 30, 2016 and June 30, 2015, we recorded $0.1 million and $1.1 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year decrease was primarily due to the remeasurement of our contingent consideration liability during 2015, which eliminated the liability for future revenue-related contingent payments.

Change in fair value of contingent consideration liability. During the three months ended June 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $17.8 million. This reduction was the result of a decrease in our future revenue estimates for the AngioSculpt products.

Other expense

Total other expense increased $1.6 million, or 88%, from $1.8 million for the quarter ended June 30, 2015 to $3.5 million for the quarter ended June 30, 2016. The following table shows the changes in other expense for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(3,294)	(5)%	$(1,768)	(3)%	$(1,526)	86%
Foreign currency transaction loss	(158)	—%	(70)	—%	(88)	126%
Total other expense	$(3,452)	(5)%	$(1,838)	(3)%	$(1,614)	88%

(1)	Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $1.5 million for the quarter ended June 30, 2016, compared with the quarter ended June 30, 2015, which was primarily related to the Term Loan Facility and Revolving Loan Facility entered into by the Company in December 2015. In addition, other expense was impacted by a $0.1 million increase in the foreign currency transaction loss for the quarter ended June 30, 2016, compared with the quarter ended June 30, 2015. The foreign currency impact largely resulted from the settlement of dollar-based intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and a weakening of the euro during the quarter ended June 30, 2016.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Income tax expense

We recorded income tax expense of $0.2 million and $0.1 million for the quarters ended June 30, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss increased $7.7 million, from $7.2 million for the quarter ended June 30, 2015 to $14.9 million for the quarter ended June 30, 2016. Net loss in the quarter ended June 30, 2015 was lower than the net loss in the quarter ended June 30, 2016 primarily due to the change in fair value of contingent consideration, described above.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the six months ended June 30, 2016 and 2015 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

	Six Months Ended June 30,
(Dollars in thousands)	2016	% of revenue (1)	2015	% of revenue (1)	change	% change
Revenue	$130,632	100%	$119,099	100%	$11,533	10%
Gross profit (2)	97,567	75%	88,132	74%	9,435	11%
Operating expenses
Selling, general and administrative	81,432	62%	72,504	61%	8,928	12%
Research, development and other technology	33,994	26%	31,921	27%	2,073	6%
Medical device excise tax	—	—%	1,627	1%	(1,627)	(100)%
Acquisition transaction, integration and legal costs	792	1%	21,497	18%	(20,705)	(96)%
Intangible asset amortization	6,405	5%	6,782	6%	(377)	(6)%
Contingent consideration expense	167	—%	2,084	2%	(1,917)	(92)%
Change in fair value of contingent consideration liability	—	—%	(17,800)	(15)%	17,800	(100)%
Total operating expenses	122,790	94%	118,615	100%	4,175	4%
Operating loss	(25,223)	(19)%	(30,483)	(26)%	5,260	(17)%
Other expense:
Interest expense	(6,636)	(5)%	(3,522)	(3)%	(3,114)	88%
Foreign currency transaction gain (loss)	17	—%	(249)	—%	266	(107)%
Loss before income taxes	(31,842)	(24)%	(34,254)	(29)%	2,412	(7)%
Income tax expense	355	—%	267	—%	88	33%
Net loss	$(32,197)	(25)%	$(34,521)	(29)%	$2,324	(7)%

Worldwide installed base of laser systems	1,442		1,347		95	7%
___________________________________

(1)	Percentage amounts may not add due to rounding.

(2)	Includes the impact of $0.3 million of amortization of acquired inventory step-up in 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

The following is a summary of revenue by product line for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular intervention	$88,130	67%	$77,143	65%	$10,987	14%
Lead management	34,863	27%	33,688	28%	1,175	3%
Total disposable products	122,993	94%	110,831	93%	12,162	11%
Laser, service, and other	7,639	6%	8,268	7%	(629)	(8)%
Total revenue	$130,632	100%	$119,099	100%	$11,533	10%
(1)Percentage amounts may not add due to rounding.

Revenue increased $11.5 million, or 10%, from $119.1 million for the six months ended June 30, 2015 to $130.6 million for the six months ended June 30, 2016. The increase was primarily due to an increase in VI disposables revenue, described further below.

VI revenue increased $11.0 million, or 14%, from $77.1 million for the six months ended June 30, 2015 to $88.1 million for the six months ended June 30, 2016. The increase in VI revenue was driven primarily by unit volume increases in our peripheral atherectomy and coronary atherectomy products. An increase in AngioSculpt and Stellarex revenue contributed to the increase in our international VI revenue.

LM revenue increased $1.2 million, or 3% (4% on a constant currency basis) from $33.7 million for the six months ended June 30, 2015 to $34.9 million for the six months ended June 30, 2016. The growth was primarily due to revenue from auxiliary products and mechanical tools, including our newly-introduced Bridge product, offset by a slight decrease in laser sheath revenue due to a decrease in unit volumes.

Laser, service, and other revenue decreased $0.6 million, or 8% (7% on a constant currency basis), from $8.3 million for the six months ended June 30, 2015 to $7.6 million for the six months ended June 30, 2016, primarily due to a decrease in laser rental revenue, partially offset by an increase in laser sales.

We placed 89 laser systems with new customers during the six months ended June 30, 2016 compared with 103 during the six months ended June 30, 2015.  Of these laser placements, 50 lasers were newly manufactured during 2016, and 39 lasers were redeployed from a previous institution. The new placements during the six months ended June 30, 2016 brought our worldwide installed base of laser systems to 1,442 (1,032 in the U.S.) as of June 30, 2016, compared to 1,347 (953 in the U.S.) as of June 30, 2015.

Geographically, revenue in the U.S. increased $9.1 million, or 9%, from $100.2 million for the six months ended June 30, 2015 to $109.3 million for the six months ended June 30, 2016, primarily due to an increase in VI revenue, and, to a lesser extent, an increase in LM revenue, partially offset by a small decline in laser, service, and other revenue.  International revenue increased $2.4 million, or 13%, from $18.9 million for the six months ended June 30, 2015 to $21.3 million for the six months ended June 30, 2016. The increase in international revenue was primarily due to an increase in VI revenue, primarily driven by an increase in AngioSculpt revenue and, to a lesser extent, an increase in Stellarex revenue. An increase in LM revenue also contributed to the increase in international revenue for the six months ended June 30, 2016 compared with the six months ended June 30, 2015.

Gross margin was 75% for the six months ended June 30, 2016, compared with 74% for the six months ended June 30, 2015, which was negatively impacted by $0.3 million of amortization of acquired inventory step-up in the first quarter of 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Increased production efficiencies, a higher sales mix of disposable products and improvement in our average selling price contributed to our improved gross margin during the six months ended June 30, 2016. These improvements were partially offset by lower margins on laser revenue during the six months ended June 30, 2016.

Operating expenses

Total operating expenses increased $4.2 million, or 4%, from $118.6 million for the six months ended June 30, 2015 to $122.8 million for the six months ended June 30, 2016. The following table shows the changes in operating expenses for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$81,432	62%	$72,504	61%	$8,928	12%
Research, development and other technology	33,994	26%	31,921	27%	2,073	6%
Medical device excise tax	—	—%	1,627	1%	(1,627)	(100)%
Acquisition transaction, integration and legal costs	792	1%	21,497	18%	(20,705)	(96)%
Intangible asset amortization	6,405	5%	6,782	6%	(377)	(6)%
Contingent consideration expense	167	—%	2,084	2%	(1,917)	(92)%
Change in fair value of contingent consideration liability	—	—%	(17,800)	(15)%	17,800	(100)%
Total operating expenses	$122,790	94%	$118,615	100%	$4,175	4%
(1)Percentage amounts may not add due to rounding.

Selling, general and administrative.  SG&A expenses increased $8.9 million, or 12%, from $72.5 million for the six months ended June 30, 2015 to $81.4 million for the six months ended June 30, 2016, primarily due to an increase in personnel expenses, as a result of the following:

•higher commissions expense on higher revenue;
•the expansion of our sales and marketing teams to support the launch of Stellarex DCB products;
•an increase in expense related to the Company’s performance bonus plan; and
•an increase in stock-based compensation expense due to performance and our organizational growth.

Research, development and other technology. Research, development and other technology expenses increased $2.1 million, or 6%, from $31.9 million for the six months ended June 30, 2015 to $34.0 million for the six months ended June 30, 2016. The increase in research, development and other technology expenses was primarily due to an increase in costs associated with the Stellarex DCB research, development and clinical studies, and, to a lesser extent, increases in regulatory and royalty expenses for the six months ended June 30, 2016. These increases were partially offset by decreases in other research, development and clinical trial projects, including the EXCITE trial that concluded its 12-month follow-up period during the first quarter of 2015.

Medical device excise tax. The Patient Protection and Affordable Care Act of 2010 imposed a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. Legislation enacted in December 2015 suspended the medical device excise tax for 2016 and 2017, resulting in no expense incurred for the six months ended June 30, 2016, compared to $1.6 million for the six months ended June 30, 2015.

Acquisition transaction, integration and legal costs. We incurred $0.8 million of costs related to the AngioScore and Stellarex acquisitions for the six months ended June 30, 2016, which was primarily related to legal fees associated with a

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

In the six months ended June 30, 2015, we incurred $21.5 million of costs related to acquisitions. Of this amount, $16.4 million was comprised of legal fees associated with the patent infringement and breach of fiduciary duty matter. We also incurred $1.2 million of severance, retention and consulting costs for the integration of AngioScore. Stellarex acquisition costs of $3.9 million primarily included legal and investment banking fees related to the closing of the acquisition and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain intangible assets, which are being amortized over periods from two to 12 years. We recorded $6.4 million and $6.8 million of amortization expense related to these intangible assets for the six months ended June 30, 2016 and 2015, respectively. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements for further discussion.

Contingent consideration expense. For the six months ended June 30, 2016 and June 30, 2015, we recorded $0.2 million and $2.1 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The period-over-period decrease was primarily due to the remeasurement of our contingent consideration liability during 2015, which eliminated the liability for future revenue-related contingent payments.

Change in fair value of contingent consideration liability. As of June 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $17.8 million. This reduction was the result of a decrease in our revenue estimates for the AngioSculpt products.

Other expense

Total other expense increased $2.8 million, or 76%, from $3.8 million for the six months ended June 30, 2015 to $6.6 million for the six months ended June 30, 2016. The following table shows the changes in other expense for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(6,636)	(5)%	$(3,522)	(3)%	$(3,114)	88%
Foreign currency transaction gain (loss)	17	—%	(249)	—%	266	(107)%
Total other expense	$(6,619)	(5)%	$(3,771)	(3)%	$(2,848)	76%
(1)Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $3.1 million for the six months ended June 30, 2016, compared with the six months ended June 30, 2015, which was primarily related to the Term Loan Facility and Revolving Loan Facility entered into by the Company in December 2015. In addition, other expense was impacted by a $0.3 million fluctuation in foreign currency transaction impact from a loss to a gain for the six months ended June 30, 2016, compared with the six months ended June 30, 2015. The foreign currency impact largely resulted from the settlement of dollar-based intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and a strengthening of the euro during the six months ended June 30, 2016.

Income tax expense

We recorded income tax expense of $0.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss decreased $2.3 million, from $34.5 million for the six months ended June 30, 2015 to $32.2 million for the six months ended June 30, 2016. The decrease in net loss was primarily due to an increase in gross profit as a result of increased sales, and a decrease in acquisition-related costs, described above.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $64.3 million, a decrease of $20.3 million from $84.6 million at December 31, 2015.

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

We have generated and used cash as follows:

	For the Six Months Ended June 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(14,317)	$(32,543)
Net cash used in investing activities	(2,734)	(35,088)
Net cash (used in) provided by financing activities	(3,238)	21,487

Operating Activities. For the six months ended June 30, 2016, cash used in operating activities was $14.3 million. This compared with cash used in operating activities of $32.5 million for the six months ended June 30, 2015. The primary sources and uses of cash during the six months ended June 30, 2016 were:

•
During the first six months of 2016, our net loss of $32.2 million included approximately $21.8 million of net non-cash expenses, which consisted primarily of $13.9 million of depreciation and amortization and $6.6 million of stock-based compensation.

•
During the first six months of 2016, cash used as a result of the net change in operating assets and liabilities of approximately $3.9 million was primarily due to an increase in equipment held for rental or loan of approximately $4.6 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in prepaid expenses and other current assets of approximately $0.8 million, primarily due to prepayments for trade shows, conventions, and other marketing programs, and an increase in inventories of approximately $0.8 million,

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

primarily due to increased sales demand and higher disposables production. These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of approximately $2.2 million, primarily due to the timing of compensation-related accruals.
The primary sources and uses of cash during the first six months of 2015 were:

•
During the first six months of 2015, our net loss of $34.5 million included approximately $4.4 million of non-cash expenses, which consisted primarily of $13.0 million of depreciation and amortization, $6.0 million of stock-based compensation, and $2.1 million of contingent consideration expense, offset by a $17.8 million change in fair value of the contingent consideration liability.

•
During the first six months of 2015, cash used as a result of the net change in operating assets and liabilities of approximately $2.4 million was primarily due to an increase in equipment held for rental or loan of $7.6 million as a result of placement activity of our laser systems through our rental and evaluation program, an increase in inventory of approximately $1.4 million, primarily due to increased sales demand and higher disposables and laser production and an increase in other assets of approximately $1.0 million. These uses of cash during the first six months of 2015 were partially offset by an increase in accounts payable and accrued liabilities of $5.4 million, primarily due to higher volumes of accounts payable and an increase in accrued commissions, a decrease in prepaid expenses and other current assets of $1.4 million, primarily due to the collection of escrow payments related to legal fees advanced and a decrease in accounts receivable of approximately $0.8 million, primarily due to a slight decrease in days sales outstanding.

Investing Activities. For the six months ended June 30, 2016, cash used in investing activities was $2.7 million, consisting entirely of capital expenditures. This compared with cash used in investing activities of $35.1 million in the six months ended June 30, 2015, consisting of $30.0 million of payments for the acquisition of Stellarex and $5.1 million of capital expenditures. The capital expenditures for the six months ended June 30, 2016 and 2015 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases, including capital items required for the Stellarex product line.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2016 was $3.2 million, consisting primarily of repayments on the line of credit, net, of $5.0 million, partially offset by the exercise of stock options and sale of common stock under our employee stock purchase plan of $1.9 million. In the six months ended June 30, 2015, cash provided by financing activities was $21.5 million, consisting primarily of borrowings on the line of credit, net, of $18.5 million and the exercise of stock options and sale of common stock under our employee stock purchase plan of $3.1 million. In the six months ended June 30, 2016 and 2015, we paid $0.1 million in contingent consideration payments related to the Upstream product acquisition.

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. The decrease in days sales outstanding for the six months ended June 30, 2016 was primarily due to increased collections from slower-paying customers. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	June 30, 2016	December 31, 2015
Days Sales Outstanding	57	60
Inventory Turns	2.5	2.4

At June 30, 2016, we had no significant capital lease obligations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of Stellarex DCB assets and made a cash payment of $30 million. In addition, as planned, the Stellarex acquisition requires substantial additional investments prior to full commercialization, primarily within research, development and clinical trials.

In connection with the AngioScore acquisition, we agreed to pay additional contingent merger consideration related to revenue and regulatory milestones. No contingent revenue-based payment was incurred in 2015, and we do not expect to make any contingent revenue-based payments in the future. We expect to make a $5 million payment in the second half of 2016 for the coronary drug-coated AngioSculpt CE mark approval milestone. As of June 30, 2016, the contingent consideration liability related to the AngioScore acquisition was approximately $5.0 million.

Credit Facilities

On December 7, 2015, the Company and AngioScore Inc., as borrowers (jointly, the “Borrowers”) entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto.  The Credit Agreements replaced the Credit and Security Agreement (the “Wells Fargo Credit Agreement”) entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million term loan facility (the “Term Loan Facility”) and the Revolving Loan Credit Agreement provides for a five-year $50 million revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility may be increased to up to $70 million, subject to lender approval. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers. For more information, see Note 4, “Debt,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

As of June 30, 2016, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $19.2 million, respectively. The borrowing base on the Revolving Loan Facility was $37.3 million as of June 30, 2016, based on the Company’s accounts receivable and inventory balances. We may prepay and re-borrow amounts borrowed under the Revolving Loan Facility without penalty. At June 30, 2016, the interest rate on the Term Loan Facility was 8.00%, and the weighted average interest rate on the Revolving Loan Facility was 4.95%.

Convertible Senior Notes

In June 2014, we sold $230 million aggregate principal amount of Convertible Senior Notes due 2034 (the “Notes”). Net proceeds from the sale of the Notes were used for the AngioScore acquisition. The Notes bear interest at a rate of 2.625% per annum. We pay interest on the Notes on June 1 and December 1 of each year. The Notes will mature on June 1, 2034 (“maturity date”), unless earlier repurchased, redeemed or converted.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	June 30, 2016			June 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$56,334	$—	$56,334	$51,593	9%	9%
International	11,414	(209)	11,205	10,084	13%	11%
Total revenue	$67,748	$(209)	$67,539	$61,677	10%	10%

	Six Months Ended
	June 30, 2016			June 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$109,316	$—	$109,316	$100,193	9%	9%
International	21,316	123	21,439	18,906	13%	13%
Total revenue	$130,632	$123	$130,755	$119,099	10%	10%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	June 30, 2016			June 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention	$46,218	$(136)	$46,082	$40,630	14%	13%
Lead management	17,767	(62)	17,705	17,257	3%	3%
Laser, service, and other	3,763	(11)	3,752	3,790	(1)%	(1)%
Total revenue	$67,748	$(209)	$67,539	$61,677	10%	10%

	Six Months Ended
	June 30, 2016			June 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention	$88,130	$3	$88,133	$77,143	14%	14%
Lead management	34,863	96	34,959	33,688	3%	4%
Laser, service, and other	7,639	24	7,663	8,268	(8)%	(7)%
Total revenue	$130,632	$123	$130,755	$119,099	10%	10%

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss, as reported	$(14,906)	$(7,216)	$(32,197)	$(34,521)
Acquisition transaction, integration and other costs (1)	500	11,106	792	21,497
Acquisition-related intangible asset amortization (2)	3,202	3,612	6,405	6,782
Contingent consideration expense (3)	67	1,060	167	2,084
Change in fair value of contingent consideration liability (4)	—	(17,800)	—	(17,800)
Non-GAAP net loss	$(11,137)	$(9,238)	$(24,833)	$(21,958)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss per share, as reported	$(0.35)	$(0.17)	$(0.75)	$(0.82)
Acquisition transaction, integration and other costs (1)	0.01	0.26	0.02	0.51
Acquisition-related intangible asset amortization (2)	0.07	0.09	0.15	0.16
Contingent consideration expense (3)	—	0.03	—	0.05
Change in fair value of contingent consideration liability (4)	—	(0.42)	—	(0.42)
Non-GAAP net loss per share (5)	$(0.26)	$(0.22)	$(0.58)	$(0.52)
_________________

1)
Acquisition transaction, integration and other costs relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $0.5 million and $8.5 million in the three months ended June 30, 2016 and 2015, respectively, and $0.7 million and $16.5 million in the six months ended June 30, 2016, and 2015, respectively, for legal fees, including legal fees associated with a patent matter and breach of fiduciary duty matter in which AngioScore is the plaintiff, and costs advanced associated with the breach of fiduciary duty matter.

2)	Acquisition-related intangible asset amortization relates primarily to intangible assets acquired in the AngioScore acquisition in June 2014 and the Stellarex acquisition in January 2015.

3)
Contingent consideration expense primarily represents the accretion of the estimated contingent consideration liability related to future amounts payable to former AngioScore stockholders, based on sales of the AngioScore products and achievement of regulatory milestones.

4)
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

•
Items such as the acquisition transaction and integration costs and contingent consideration expense, excluded from non-GAAP net loss, can have a material impact on cash flows and GAAP net loss and reflect economic costs to us not reflected in non-GAAP net loss.

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

Our critical accounting policies and estimates are included in our 2015 Annual Report on Form 10-K. During the six months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates.

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

Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The fluctuation in currency rates during the six months ended June 30, 2016, compared with the six months ended June 30, 2015, caused a decrease of approximately $0.2 million in consolidated revenue and an increase in consolidated net loss of $0.1 million.

Based on our overall foreign currency exchange rate exposure as of June 30, 2016, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the six months ended June 30, 2016 of approximately $1.3 million

As of June 30, 2016, we are exposed to interest rate risk related to our Revolving Loan Facility and our Term Loan Facility.  A 100 basis point fluctuation in market interest rates underlying our Revolving Loan Facility and Term Loan Facility would have the effect of increasing or decreasing our cash interest expense by approximately $0.8 million for an annual period on the $19.2 million and $60.0 million balances outstanding as of June 30, 2016 under our Revolving Loan Facility and Term Loan Facility, respectively. The Notes are at fixed rates, and therefore are not subject to market risk.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1A.   Risk Factors

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit”.  As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s future relationship with the E.U.  Although it is unknown what those terms will be, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results.

There have been no additional material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.1	The Spectranetics Corporation 2016 Incentive Award Plan. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 15, 2016.

10.2
The Spectranetics Corporation 2010 Employee Stock Purchase Plan, as amended as of December 9, 2015. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 15, 2016.

10.3*	Form of Performance Stock Unit Grant Notice.

10.4*	Form of Restricted Stock Award Agreement under the 2016 Incentive Award Plan.

10.5*	Form of Stock Option Notice and Stock Option Agreement under the 2016 Incentive Award Plan

10.6*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the 2016 Incentive Award Plan.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

July 29, 2016	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

July 29, 2016	/s/ Stacy P. McMahan
Stacy P. McMahan
Chief Financial Officer