Form 10-Q
period 2016-09-30
SPECTRANETICS CORP
filed 2016-11-01
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED

September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 24, 2016, there were 43,203,038 outstanding shares of Common Stock.

PART I — FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2016 and December 31, 2015	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2016 and September 30, 2015	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and September 30, 2015	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	39
ITEM 4.	Controls and Procedures	40

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	40
ITEM 6.	Exhibits	41
	Signatures	42

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$58,895	$84,594
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,549 and $1,906, respectively	41,661	43,359
Inventories, net	26,698	25,155
Prepaid expenses and other current assets	6,308	5,171
Total current assets	133,562	158,279
Property and equipment, net	44,851	44,719
Goodwill	149,547	152,616
Other intangible assets, net	101,148	110,456
Other assets	2,754	1,929
Total assets	$431,862	$467,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$21,288	$24,232
Accounts payable	5,779	4,150
Accrued liabilities	31,957	33,676
Deferred revenue	1,615	1,621
Total current liabilities	60,639	63,679
Convertible senior notes, net of debt issuance costs	224,837	224,076
Term loan, net of debt issuance costs	59,646	59,601
Accrued liabilities, net of current portion	1,655	1,759
Deferred income taxes	2,175	1,915
Total liabilities	348,952	351,030
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 43,202,313 and 42,659,234 shares, respectively	43	42
Additional paid-in capital	327,779	313,442
Accumulated other comprehensive loss	(4,798)	(1,910)
Accumulated deficit	(240,114)	(194,605)
Total stockholders’ equity	82,910	116,969
Total liabilities and stockholders’ equity	$431,862	$467,999

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$68,265	$61,660	$198,897	$180,759
Cost of products sold	16,884	15,809	49,949	46,776
Gross profit	51,381	45,851	148,948	133,983
Operating expenses:
Selling, general and administrative	40,737	34,116	122,169	106,620
Research, development and other technology	16,739	15,926	50,733	47,847
Acquisition transaction, integration and legal costs	823	5,403	1,615	26,900
Intangible asset amortization	2,903	3,290	9,308	10,072
Contingent consideration expense	41	387	208	2,471
Change in fair value of contingent consideration liability	—	(4,256)	—	(22,056)
Intangible asset impairment	—	2,496	—	2,496
Medical device excise tax	—	916	—	2,543
Total operating expenses	61,243	58,278	184,033	176,893
Operating loss	(9,862)	(12,427)	(35,085)	(42,910)
Other expense:
Interest expense	(3,322)	(1,884)	(9,958)	(5,406)
Foreign currency transaction gain (loss)	4	(6)	21	(255)
Total other expense	(3,318)	(1,890)	(9,937)	(5,661)
Loss before income tax expense	(13,180)	(14,317)	(45,022)	(48,571)
Income tax expense	132	176	487	443
Net loss	$(13,312)	$(14,493)	$(45,509)	$(49,014)

Net loss per share —
Basic and diluted	$(0.31)	$(0.34)	$(1.06)	$(1.16)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	92	20	(2,888)	(457)
Comprehensive loss, net of tax	$(13,220)	$(14,473)	$(48,397)	$(49,471)

Weighted average common shares outstanding —
Basic and diluted	43,054,322	42,556,248	42,852,771	42,368,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(45,509)	$(49,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,555	19,675
Stock-based compensation expense	10,288	9,038
Amortization of debt issuance costs	851	738
Provision for excess and obsolete inventories	975	806
Contingent consideration expense	208	2,471
Deferred income taxes	293	354
Payment of contingent consideration	(2,300)	—
Change in fair value of contingent consideration liability	—	(22,056)
Intangible asset impairment	—	2,496
Net change in operating assets and liabilities	(5,556)	(7,276)
Net cash used in operating activities	(20,195)	(42,768)
Cash flows from investing activities:
Capital expenditures	(3,865)	(8,329)
Payments for acquisitions	—	(30,000)
Net cash used in investing activities	(3,865)	(38,329)
Cash flows from financing activities:
(Repayments on) proceeds from line of credit, net	(2,944)	23,110
Proceeds from the exercise of stock options and employee stock purchase plan	4,050	4,487
Payment of contingent consideration	(2,788)	(143)
Net cash (used in) provided by financing activities	(1,682)	27,454
Effect of exchange rate changes on cash	43	(141)
Net decrease in cash and cash equivalents	(25,699)	(53,784)
Cash and cash equivalents at beginning of period	84,594	95,505
Cash and cash equivalents at end of period	$58,895	$41,721
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,574	$3,171
Cash paid for income taxes	$412	$306

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company is in the process of determining the timing of adoption and assessing the impact of ASU 2016-15 on its consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of determining the timing and method of adoption and assessing the impact of ASU 2016-09 on its results of operations, financial position, and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on its balance sheet the assets and liabilities for the rights and obligations created by leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. Lessor accounting is largely unchanged from

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

previous GAAP. However, changes were made to align the guidance with the lessee guidance and the new revenue recognition guidance under ASU 2014-09 referenced below. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the process of determining the timing and method of adoption and assessing the impact of ASU 2016-02 on its results of operations, financial position, and consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. Under ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, these amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 and both retrospective and cumulative effect methods of adoption are allowed. The Company plans to adopt these standards for the fiscal year beginning after December 15, 2017, and is in the process of determining the timing and method of adoption and assessing the impact of ASU 2014-09 and its related amendments on its results of operations, financial position, and consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$10,325	$10,838
Work in process	4,553	2,914
Finished goods	11,820	11,403
	$26,698	$25,155

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Equipment held for rental or loan	$61,772	$55,774
Manufacturing equipment and computers	39,847	37,862
Leasehold improvements	10,002	8,984
Furniture and fixtures	5,097	4,841
Building and improvements	1,306	1,306
Land	270	270
Less: accumulated depreciation	(73,443)	(64,318)
	$44,851	$44,719

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and employee-related expenses	$19,750	$15,797
Accrued clinical study expense	2,635	3,868
Accrued interest	2,482	913
Deferred rent	1,453	1,485
Accrued royalties	1,196	1,044
Accrued legal costs	1,075	713
Accrued sales, income and excise taxes	907	1,318
Contingent consideration	273	5,153
Other accrued expenses	3,841	5,144
Total accrued liabilities	33,612	35,435
Less: long-term portion	(1,655)	(1,759)
Accrued liabilities, current portion	$31,957	$33,676

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contingent Consideration

The Company recorded contingent liabilities as part of the AngioScore acquisition in June 2014 and the product acquisition from Upstream Peripheral Technologies, Ltd. (“Upstream”) in January 2013. The following table presents changes to the Company’s acquisition-related contingent consideration liability for the nine-month period ended September 30, 2016:

Contingent Consideration Liability
Beginning balance, January 1, 2016	$5,153
Contingent consideration payments	(5,088)
Contingent consideration accretion expense	208
Ending balance, September 30, 2016	$273
In connection with the AngioScore acquisition, the Company agreed to pay additional contingent merger consideration, a portion of which included a cash payment of $5.0 million if the Drug-Coated AngioSculpt product (“AngioSculptX™”) received European CE mark approval by December 31, 2016. At the acquisition date, the Company measured the liability by applying the probability-weighted scenario method. The Company used various key assumptions, such as the probability of achievement of the agreed milestones and the discount rate, in our determination of the fair value of contingent consideration. The Company received the European CE mark approval during the third quarter of 2016 and made a contingent consideration payment of $5.0 million,$2.7 million of which was classified as a cash flow from financing activities, as it was included as part of the initial measurement of the fair value of the consideration transferred. The remaining $2.3 million of the payment was classified as a cash flow from operating activities, as it was reflected in earnings as accretion expense and a change in the fair value of the contingent consideration liability.

As of September 30, 2016, the remaining contingent consideration liability relates to the Upstream product acquisition that occurred in the first quarter of 2013. The purchase agreement with Upstream provides for contingent consideration payments for revenue-based earn-outs through the fourth quarter of 2016 and intellectual property milestones that could be achieved on or before January 7, 2022.

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2016 was as follows (in thousands).

	U.S. Medical	International Medical	Total
Balance as of December 31, 2015	$130,410	$22,206	$152,616
Impact of changes in foreign currency and other	—	(3,069)	(3,069)
Balance as of September 30, 2016	$130,410	$19,137	$149,547

Goodwill is allocated to the Company’s reporting units based on an analysis of both the relative historical and expected benefits. Goodwill denominated in foreign currencies within International Medical is remeasured in U.S. dollars at the applicable period-end exchange rate. There have been no events or circumstances since the last analysis as of December 31, 2015 to indicate that the amount of goodwill may not be recoverable.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquired intangible assets consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Acquired as part of Stellarex acquisition: (1)
In-process research and development	$13,680	$13,680
Technology	9,000	9,000
Trademark and trade names	400	400
Transition services agreement	530	530
Acquired as part of AngioScore acquisition: (2)
Technology	73,510	73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	—	1,254
AngioSculptX	1,254	—
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Upstream acquisition (3)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(30,348)	(21,040)
	$101,148	$110,456
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

In August 2016, the Company received European CE mark approval of AngioSculptX. The technology related to AngioSculptX was valued at its estimated fair value at the acquisition date and classified as in-process research and development (“IPR&D”), which is accounted for as an indefinite-lived intangible asset until completion or abandonment of the project. Upon receiving CE mark approval, which allows for commercialization of the product in Europe, the project was considered complete, and the Company capitalized the IPR&D as a finite-lived intangible asset that will be amortized over its estimated ten-year useful life.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

The following table summarizes the Company’s total outstanding debt as of September 30, 2016 and December 31, 2015 and the maturity dates of the Company’s borrowing arrangements:

	As of
(amounts in thousands)	September 30, 2016	December 31, 2015	Maturity Date	Weighted Average Interest Rate
Convertible Senior Notes	$230,000	$230,000	June 1, 2034	2.625%
Unamortized debt issuance costs	(5,163)	(5,924)
	224,837	224,076

Term Loan Facility	60,000	60,000	December 7, 2020	8.02%
Unamortized debt issuance costs	(354)	(399)
	59,646	59,601

Revolving Loan Facility	21,288	24,232	December 7, 2020	4.97%
Total	$305,771	$307,909

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

The Company received $222.5 million from the issuance of the Notes, net of $7.5 million of debt issuance costs incurred. The debt issuance costs are being amortized over a seven year period using the effective interest method and are

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

included in the line “Convertible senior notes, net of debt issuance costs” on the condensed consolidated balance sheets. The Company used all of the net proceeds to fund the acquisition of AngioScore.

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

The Company may borrow under the Revolving Loan Facility subject to borrowing base limitations, which allow the Company to borrow based on the value of eligible accounts receivable and inventory balances. As of September 30, 2016, the borrowing base was $36.3 million, based on the Company’s accounts receivable and inventory balances. Amounts drawn under the Revolving Loan Facility bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 4.45% per annum, payable monthly in arrears, while the undrawn portion is subject to an unused line fee of 0.5% per annum. The Revolving Loan Facility is subject to a minimum balance, such that the Company pays the greater of (i) interest accrued on the actual amount drawn under the Revolving Loan Facility and (ii) interest accrued on 35% of the average borrowing base prior to the first anniversary of the Revolving Loan Facility and 50% of the average borrowing base thereafter. The Company may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The Credit Agreements require the Company to maintain minimum cash and cash equivalents of not less than $10 million and achieve net revenue in excess of certain specified thresholds. These agreements also contain certain restrictive covenants that limit and in some circumstances prohibit, the Company’s ability to, among other things, incur additional debt, sell, lease or transfer its assets, pay dividends on the Company’s common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase common stock, enter into transactions with affiliates and enter into certain merger, consolidation or other reorganization transactions. The Company was in compliance with its debt covenants as of September 30, 2016.

The Credit Agreements contain customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreements may be accelerated. The Company had no events of default as of September 30, 2016.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2016, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $21.3 million, respectively. At September 30, 2016, the interest rate on the Term Loan Facility was 8.02%, and the weighted average interest rate on the Revolving Loan Facility was 4.97%.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of options, stock appreciation rights, restricted stock awards, restricted stock units, performance stock units (“PSUs”), dividend equivalents, cash incentive awards and other stock-based awards. The plans provide that stock options may be granted with exercise prices not less than the fair market value at the date of grant. Options granted through September 30, 2016 generally vest over four years and expire ten years from the date of grant. Restricted stock awards granted to non-employee members of the Board of Directors vest over one year. Restricted stock units granted to certain employees of the Company vest over four years. Each PSU represents the right to receive one share of the Company’s common stock upon the occurrence of certain specified events.

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

At September 30, 2016, there were 3.0 million shares available for future issuance under the Company’s incentive award plans, assuming issuance of common stock underlying all outstanding PSUs at target performance, and 1.3 million shares available, assuming issuance of common stock underlying all outstanding PSUs at maximum performance.

Valuation and Expense Information

The Company recognized stock-based compensation expense of $3.7 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and $10.3 million and $9.0 million for the nine months ended September 30, 2016 and 2015, respectively. This expense consisted of compensation expense related to (1) employee stock options based on the value of share-based payment awards that are ultimately expected to vest during the period, (2) restricted stock awards issued to certain of the Company’s directors, (3) restricted stock units issued to certain of the Company’s employees, (4) PSUs

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issued to certain of the Company’s officers and other employees, and (5) the fair value of shares issued under the Company’s employee stock purchase plan. Stock-based compensation expense is recognized based on awards ultimately expected to vest and is reduced for estimated forfeitures. The Company recognizes compensation expense for non-performance related awards on a straight-line basis over the service period.

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

The following is a summary of the assumptions used for the stock options granted during the three and nine months ended September 30, 2016 and 2015, respectively, using the Black-Scholes pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected life (years)	5.77	5.72	5.77	5.71
Risk-free interest rate	1.16%	1.38%	1.21%	1.57%
Expected volatility	46.51%	45.80%	46.29%	42.69%
Expected dividend yield	—	—	—	—

The weighted average grant date fair value of options granted during the three months ended September 30, 2016 and 2015 was $10.43 and $5.98, respectively, and during the nine months ended September 30, 2016 and 2015 was $6.84 and $10.36, respectively.

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	2,566,088	$14.04
Granted	988,304	15.49
Exercised	(189,917)	10.17
Forfeited	(117,458)	17.90
Options outstanding at September 30, 2016	3,247,017	$14.57	6.64	$34,764,889
Options exercisable at September 30, 2016	1,871,292	$12.17	4.97	$24,388,695

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the Company’s closing stock price of $25.09 as of September 30, 2016 that would have been received by the option holders had all option holders exercised their options as of that date. The total number of shares underlying in-the-money options exercisable as of September 30, 2016 was approximately 1.8 million. The total intrinsic value of options exercised was $1.8 million and $8.2 million during the nine months ended September 30, 2016 and 2015, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 1, 2016	26,463	$27.41
Awarded	48,643	18.71
Vested/released	(26,463)	27.41
Restricted stock awards outstanding at September 30, 2016	48,643	$18.71

The following table summarizes restricted stock unit activity during the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at January 1, 2016	204,893	$24.08
Awarded	190,776	14.98
Vested/released	(63,791)	22.95
Forfeited	(40,435)	21.58
Restricted stock units outstanding at September 30, 2016	291,443	$18.72

The following table summarizes PSU activity during the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
Performance stock units outstanding at January 1, 2016	496,656	$22.82
Awarded	275,330	18.16
Vested/released	(59,799)	23.43
Forfeited	(42,983)	23.43
Performance stock units outstanding at September 30, 2016	669,204	$20.81

As of September 30, 2016, there was $21.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Company’s incentive award plans, using the Company’s current estimate of performance for the PSUs, which could be higher or lower in the future based on the actual achievement of performance targets. This expense is based on an assumed future forfeiture rate of approximately 6.68% per year for stock options and restricted stock units for Company employees and is expected to be recognized over a weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan

On December 9, 2015, the Company’s Board of Directors adopted, and stockholders approved at the Company’s annual meeting of stockholders in June 2016, an amendment to The Spectranetics Corporation 2010 Employee Stock Purchase

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Plan (“ESPP”) to increase the number of shares of common stock available for sale under the ESPP by 1,000,000 shares. The amendment was effective as of January 1, 2016, the first day of the 2016 semi-annual offering period under the ESPP.

The ESPP, as amended, provides for the sale of up to 1,700,000 shares of common stock to eligible employees, limited to the lesser of 2,500 shares per employee per six-month period or a fair market value of $25,000 per employee per calendar year. Stock purchased under the ESPP is restricted from sale for one year following the date of purchase. Stock can be purchased from amounts accumulated through payroll deductions during each six-month period. The purchase price is equal to 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period. This discount does not exceed the maximum discount rate permitted for plans of this type under Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP is compensatory for financial reporting purposes. At September 30, 2016, there were approximately 0.9 million shares available for future issuance under the ESPP.

The fair value of the shares offered within the semi-annual purchase periods under the ESPP is determined on the date of grant using the Black-Scholes option-pricing model. The expected term of six months is based upon the offering period of the ESPP. Expected volatility is determined based on the historical volatility from daily share price observations for the Company’s stock covering a period commensurate with the expected term of the ESPP. The risk-free interest rate is based on the six-month U.S. Treasury daily yield rate. The expected dividend yield is based on the Company’s historical practice of electing not to pay dividends to its stockholders. The Company recognized compensation expense related to the ESPP of $0.3 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $0.6 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Options to purchase common stock, the vesting of restricted stock and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three and nine months ended September 30, 2016 and 2015 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2016 and 2015. Stock options, restricted stock awards, restricted stock units, PSUs, and shares issuable upon the conversion of the Notes outstanding at September 30, 2016 and 2015, which are excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015, are shown in the table below:

	Nine Months Ended September 30,
	2016	2015
Options to purchase common stock	3,247,017	2,633,314
Non-vested restricted stock awards and restricted stock units	340,086	237,329
Non-vested PSUs	669,204	513,398
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	11,593,766	10,721,500

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(13,312)	$(14,493)	$(45,509)	$(49,014)
Common shares outstanding:
Historical common shares outstanding at beginning of period	42,902,831	42,458,577	42,632,771	42,034,063
Weighted average common shares issued	151,491	97,671	220,000	334,475
Weighted average common shares outstanding — basic and diluted	43,054,322	42,556,248	42,852,771	42,368,538
Net loss per share — basic and diluted	$(0.31)	$(0.34)	$(1.06)	$(1.16)

NOTE 7 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing disposable products and a proprietary excimer laser system to treat certain vascular and coronary conditions.

Within this line of business, the Company has two operating segments, which are identified on a geographic basis: (1) U.S. Medical and (2) International Medical. U.S. Medical and International Medical offer substantially the same products and services but operate in different geographic regions, have different distribution networks, and different regulatory environments. The primary performance measure for the operating segments is revenue.

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three and nine months ended September 30, 2016 and 2015, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $3.2 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and $10.1 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

International Medical

The International Medical segment has its headquarters in the Netherlands, and serves Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. Products offered by this segment are substantially the same as those offered by U.S. Medical, except that Stellarex DCB and AngioSculptX products are available for sale in Europe and certain other international markets but are not yet approved for sale in the U.S. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities. Certain U.S.-incurred research, development and other technology expenses, and general and administrative expenses have been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Summary financial information relating to operating segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
U.S. Medical:
Disposable products	$54,548	$49,491	$158,863	$143,771
Laser, service, and other	2,458	2,445	7,459	8,358
Subtotal	57,006	51,936	166,322	152,129
International Medical:
Disposable products	9,974	8,840	28,652	25,391
Laser, service, and other	1,285	884	3,923	3,239
Subtotal	11,259	9,724	32,575	28,630
Total revenue	$68,265	$61,660	$198,897	$180,759

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment operating loss:
U.S. Medical	$(9,903)	$(12,360)	$(32,080)	$(42,460)
International Medical	41	(67)	(3,005)	(450)
Total operating loss	$(9,862)	$(12,427)	$(35,085)	$(42,910)

	As of
	September 30, 2016	December 31, 2015
Segment assets:
U.S. Medical	$395,364	$430,956
International Medical	36,498	37,043
Total assets	$431,862	$467,999

For the three and nine months ended September 30, 2016 and 2015, no individual customer represented 10% or more of consolidated revenue. No individual country, other than the United States, represented 10% or more of consolidated revenue for the three and nine months ended September 30, 2016 or 2015.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Revenue
Disposable products:
Vascular intervention	$45,906	$40,370	$134,036	$117,513
Lead management	18,616	17,961	53,479	51,649
Total disposable products	64,522	58,331	187,515	169,162
Laser, service, and other	3,743	3,329	11,382	11,597
Total revenue	$68,265	$61,660	$198,897	$180,759

NOTE 8 — INCOME TAXES

The Company recorded income tax expense of $0.1 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense. The Company’s deferred U.S. federal and state tax expense in 2016 primarily represents an increase in the deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes. Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2016.

As of December 31, 2015, the Company had gross deferred tax assets of approximately $90.9 million. The Company maintains a valuation allowance against substantially all of its deferred tax assets, in excess of its nettable deferred tax liabilities, that it does not consider to meet the more-likely-than-not criteria for recognition. In assessing the realizability of deferred tax assets (“DTAs”), management considers whether it is more-likely-than-not that some portion or all of the DTAs will not be realized. The Company’s ability to realize the benefit of its DTAs in future periods will depend on the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the Company’s projected future taxable income, reversal of deferred tax liabilities and tax planning strategies in making this assessment. Because the Company expects to generate losses during the Stellarex development period through 2017, it believes that it will not be generating sufficient taxable income to realize DTAs. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its DTAs until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future that would affect the utilization of the Company’s DTAs, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

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

Trial on the patent infringement case was held in September 2015. The jury found against AngioScore in the patent infringement case and found that certain of the asserted claims of the patent are invalid. The patent infringement verdict has no impact on the Court’s findings or award of damages in connection with the breach of fiduciary duty claims or the ability of AngioScore to recover fees and costs advanced to Konstantino, as discussed below. The Court entered judgment in both the breach of fiduciary duty case and the patent infringement case in October 2015. The defendants filed an appeal of the rulings with the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). On July 21, 2016, the Federal Circuit reversed the breach of fiduciary duty and state law rulings on procedural grounds, finding that the Court lacked jurisdiction to hear the state law claims. The Federal Circuit also affirmed the Court’s ruling that the defendants are not entitled to attorneys’ fees in the patent infringement case. No part of the potential financial award associated with this matter has been previously reflected in the Company’s financial statements. The Company has filed with the Federal Circuit a petition for rehearing of the order reversing the trial court’s breach of fiduciary duty and state law rulings.

TriReme Inventorship

In June 2014, TriReme sued AngioScore in the Court seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleged that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. AngioScore moved to dismiss this litigation in January 2015, asserting that Dr. Lotan previously assigned any rights he may have had in the patents to AngioScore in 2003. In March 2015, the Court granted AngioScore’s motion to dismiss this case. TriReme appealed the Court’s

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ruling, and on February 5, 2016, an appellate court reversed the Court’s ruling dismissing the case and remanded the case for further proceedings, which are ongoing.

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

In May 2014, Konstantino sued AngioScore in the Delaware Court of Chancery (the “Delaware Action”) seeking a ruling that, under the AngioScore Indemnification Agreement, AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to the defense of the breach of fiduciary duty claims in the Northern District of California Action and the Alameda Action and his pursuit of the Delaware Action for advancement of fees. In June 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore Indemnification Agreement, which requires, in part, that he cooperate in identifying other sources of advancement, and AngioScore filed a third-party complaint against TriReme, Quattro, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino. Konstantino filed a motion for summary judgment that he is entitled to advancement from AngioScore and, in August 2014, the court granted the motion. In September 2014, AngioScore filed amended counterclaims and an amended third-party complaint that included additional defendant TriReme Singapore. The defendant companies filed a motion to dismiss the amended third-party complaint on the grounds that it failed to state a claim and the court does not have jurisdiction over three of the defendant companies that were incorporated in Singapore. In October 2015, the court denied the defendant companies’ motion to dismiss, and AngioScore filed a motion for summary judgment against the defendant companies seeking reimbursement and contribution of fees AngioScore advanced to Konstantino. In November 2015, the court granted in part AngioScore’s motion and ordered that TriReme is liable for 50% of advanced fees and costs, and must pay all fees and costs to be advanced moving forward until such fees and costs equal the fees and costs paid by AngioScore. Thereafter, the fees and costs will be advanced 50% by TriReme and 50% by AngioScore.

The Company cannot at this time determine the likelihood of any outcome and, as of September 30, 2016, has no amounts accrued for potential damages. During the nine months ended September 30, 2016, the Company incurred $1.5 million in legal fees associated with these matters. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the condensed consolidated statements of operations and comprehensive loss.

Shareholder Litigation

On August 27, 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. On December 18, 2015, the court appointed lead plaintiff and lead counsel. On March 1, 2016, plaintiffs filed an amended complaint, including additional allegations challenging certain statements in addition to those concerning the Company’s projected revenue for 2015. The class period in the amended complaint runs from February 27, 2014 to July 23, 2015. The Company believes that the lawsuit is without merit and is defending itself vigorously. In June 2016, the Company filed a motion to dismiss the amended complaint, plaintiffs filed their response in July 2016, and the Company filed its reply brief in August 2016. The Company cannot at this time determine the likelihood of any outcome or whether the impact will be material and, as of September 30, 2016, has no amounts accrued for potential damages in this case. An adverse outcome in the lawsuit could have a material adverse effect on the Company’s business, results of operations or financial condition.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Voluntary Recall

In late October 2016, the Company initiated a voluntary recall of specific lots produced since April 2016 of its ELCA Coronary Laser Atherectomy Catheter, Turbo Elite Laser Atherectomy Catheter, and Bridge Occlusion Balloon products.  The recall is due to potentially compromised integrity of sterile packaging of the products caused by pinholes in the outer package.  The decision to initiate this recall was not based on any reported adverse events or customer complaints. The FDA was informed of this action and agreed to the Company’s recall plan to replace units impacted.  In addition, the Company is in the process of making required communications to various regulatory bodies outside of the United States.  A manufacturing change has been implemented to correct the issue. The Company does not anticipate that this recall will materially impact its financial statements.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business. This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

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

•
Laser, service, and other: Our proprietary excimer laser system, the CVX-300®, is approved in approximately 50 countries for use in multiple minimally invasive cardiovascular procedures. We sell, rent and service our CVX-300 laser systems.

During the nine months ended September 30, 2016, our disposable products generated 94% of our revenue, of which VI products accounted for 71% and LM products accounted for 29%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

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

In April 2016, Professor Thomas Zeller presented the first interim analysis of 12-month interim data from the ILLUMENATE Global Study at the Charing Cross Symposium in London, England. The ILLUMENATE Global Study is a prospective, multicenter, single-arm study designed to assess the clinical performance of the Stellarex™ drug-coated balloon (“DCB”) in the superficial femoral and popliteal arteries. Subsequently, in June 2016, Dr. Prakash Krishnan presented the second interim analysis of 12-month data from the ILLUMENATE Global Study at the New Cardiovascular Horizons annual conference in New Orleans, Louisiana. Interim results from 220 patients (247 lesions) of the 371 patients enrolled demonstrated a primary patency rate of 90.3% at day 360 and 86.5% at day 365. Freedom from clinically-driven target lesion revascularization (“TLR”) was 93.9% at both day 360 and day 365. These interim results include a larger number of patients than, and are consistent with, the initial ILLUMENATE Global Study 12-month interim analysis and the ILLUMENATE First-In-Human Study results.

In August 2016, Professor Marianne Brodmann presented the final 12-month results of the DCB ILLUMENATE European Randomized Clinical Trial (“EU RCT”) at the Amputation Prevention Symposium in Chicago, Illinois. The EU RCT Trial enrolled 328 patients, 295 of whom were randomized to treatment with the DCB or a percutaneous transluminal angioplasty (“PTA”).  The key results at day 365 include primary patency (per Kaplan-Meier survival estimates), which was 89.0% for the DCB group and 65.0% for the PTA group, and freedom from clinically-driven target lesion revascularization (per Kaplan-Meier survival estimates), which was 94.8% for the DCB group and 85.3% for the PTA group.

In May 2016, we received a warning letter from the FDA related to observed non-conformities with current Good Manufacturing Practice (“GMP”), as defined by the FDA, at our Colorado Springs, Colorado facility.  In January 2016, following an inspection of certain of our manufacturing facilities from late 2015 to early 2016, the FDA issued a Form 483, List of Inspectional Observations, identifying certain observed non-conformities with current GMP.  Following the receipt of the Form 483, we provided written responses to the FDA detailing corrective actions underway to address the FDA’s observations. The FDA warning letter acknowledges the actions already taken by us to address the observations. We plan to continue to respond timely and fully to the FDA’s requests and we are working diligently to fully remediate the FDA’s observations regarding the Colorado Springs facility. We anticipate that we will incur incremental expenses in this regard, which may be significant. We are continuing to manufacture and ship disposable products from the Colorado Springs facility and do not anticipate that customer orders will be impacted while we work to resolve the FDA’s concerns.  Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including recalls, delays, suspension or withdrawal of approvals or clearances, and fines or civil penalties.

In August 2016, we received European CE mark approval for the AngioSculptX Drug-coated percutaneous transluminal coronary angioplasty (“PTCA”) Scoring Balloon Catheter (“AngioSculptX”). AngioSculptX combines the AngioSculpt PTCA scoring balloon catheter with a drug coating. It is indicated for the treatment of hemodynamically significant coronary artery stenosis, including in-stent restenosis.

In October 2016, we submitted the Stellarex 0.014” Investigational Device Exemption (“IDE”) to the FDA for the planned 0.014” below-the-knee randomized clinical study.  This purpose of this study is to evaluate the safety and effectiveness of the Stellarex 0.014” DCB for the treatment of lesions in below-the-knee arteries compared to a standard PTA catheter.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended September 30, 2016 and 2015 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

	Three Months Ended September 30,
(Dollars in thousands)	2016	% of revenue (1)	2015	% of revenue (1)	change	% change
Revenue	$68,265	100%	$61,660	100%	$6,605	11%
Gross profit	51,381	75%	45,851	74%	5,530	12%
Operating expenses
Selling, general and administrative	40,737	60%	34,116	55%	6,621	19%
Research, development and other technology	16,739	25%	15,926	26%	813	5%
Acquisition transaction, integration and legal costs	823	1%	5,403	9%	(4,580)	(85)%
Intangible asset amortization	2,903	4%	3,290	5%	(387)	(12)%
Contingent consideration expense	41	—%	387	1%	(346)	(89)%
Change in fair value of contingent consideration liability	—	—%	(4,256)	(7)%	4,256	(100)%
Intangible asset impairment	—	—%	2,496	4%	(2,496)	(100)%
Medical device excise tax	—	—%	916	1%	(916)	(100)%
Total operating expenses	61,243	90%	58,278	95%	2,965	5%
Operating loss	(9,862)	(14)%	(12,427)	(20)%	2,565	(21)%
Other expense:
Interest expense	(3,322)	(5)%	(1,884)	(3)%	(1,438)	76%
Foreign currency transaction gain (loss)	4	—%	(6)	—%	10	(167)%
Loss before income tax expense	(13,180)	(19)%	(14,317)	(23)%	1,137	(8)%
Income tax expense	132	—%	176	—%	(44)	(25)%
Net loss	$(13,312)	(20)%	$(14,493)	(24)%	$1,181	(8)%

Worldwide installed base of laser systems	1,478		1,372		106	8%
___________________________________

(1)	Percentage amounts may not add due to rounding.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular intervention	$45,906	67%	$40,370	65%	$5,536	14%
Lead management	18,616	27%	17,961	29%	655	4%
Total disposable products	64,522	95%	58,331	95%	6,191	11%
Laser, service, and other	3,743	5%	3,329	5%	414	12%
Total revenue	$68,265	100%	$61,660	100%	$6,605	11%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $6.6 million, or 11%, from $61.7 million for the quarter ended September 30, 2015 to $68.3 million for the quarter ended September 30, 2016. The increase was primarily due to an increase in VI disposables revenue, described further below.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $5.5 million, or 14% (13% on a constant currency basis), from $40.4 million for the quarter ended September 30, 2015 to $45.9 million for the quarter ended September 30, 2016. The increase in VI revenue was driven primarily by unit volume increases in our peripheral atherectomy and coronary atherectomy products.

LM revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased $0.7 million, or 4%, from $18.0 million for the quarter ended September 30, 2015 to $18.6 million for the quarter ended September 30, 2016. The growth was primarily due to revenue from mechanical tools and accessory products, including our newly-introduced Bridge product, partially offset by a decrease in laser sheath revenue due to a decrease in unit volumes.

Laser, service, and other revenue increased $0.4 million, or 12% (13% constant currency), from $3.3 million for the quarter ended September 30, 2015 to $3.7 million for the quarter ended September 30, 2016, with an increase in laser sales revenue offset by a slight decrease in laser rental and service revenue.

We placed 52 laser systems during the quarter ended September 30, 2016 compared with 41 during the quarter ended September 30, 2015.  Of these laser placements, 36 lasers were newly manufactured, and 16 lasers were redeployed from a previous institution. The new placements during the quarter ended September 30, 2016 brought our worldwide installed base of laser systems to 1,478 (1,060 in the U.S.) as of September 30, 2016, compared to 1,372 (972 in the U.S.) as of September 30, 2015.

Geographically, revenue in the U.S. increased $5.1 million, or 10%, from $51.9 million for the quarter ended September 30, 2015 to $57.0 million for the quarter ended September 30, 2016, primarily due to an increase in VI revenue.  International revenue increased $1.5 million, or 16% (15% on a constant currency basis), from $9.7 million for the quarter ended September 30, 2015 to $11.3 million for the quarter ended September 30, 2016. The increase in international revenue was primarily due to an increase in VI revenue, primarily driven by an increase in AngioSculpt and Stellarex revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin was 75% for the quarter ended September 30, 2016, compared to 74% for the quarter ended September 30, 2015. Increased production efficiencies and a favorable sales mix of disposable products primarily contributed to our improved gross margin during the quarter ended September 30, 2016. These improvements were partially offset by lower margins on laser revenue during the quarter ended September 30, 2016.

Operating expenses

   Total operating expenses increased $3.0 million, or 5%, from $58.3 million for the quarter ended September 30, 2015 to $61.2 million for the quarter ended September 30, 2016. The following table shows the changes in operating expenses for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$40,737	60%	$34,116	55%	$6,621	19%
Research, development and other technology	16,739	25%	15,926	26%	813	5%
Acquisition transaction, integration and legal costs	823	1%	5,403	9%	(4,580)	(85)%
Intangible asset amortization	2,903	4%	3,290	5%	(387)	(12)%
Contingent consideration expense	41	—%	387	1%	(346)	(89)%
Change in fair value of contingent consideration liability	—	—%	(4,256)	(7)%	4,256	(100)%
Intangible asset impairment	—	—%	2,496	4%	(2,496)	(100)%
Medical device excise tax	—	—%	916	1%	(916)	(100)%
Total operating expenses	$61,243	90%	$58,278	95%	$2,965	5%
(1)Percentage amounts may not add due to rounding.

Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses increased $6.6 million, or 19%, from $34.1 million for the quarter ended September 30, 2015 to $40.7 million for the quarter ended September 30, 2016, primarily due to an increase in personnel expenses, as a result of the following:

•	an increase of approximately $3.9 million due to the expansion of our sales and marketing teams to support the launch of Stellarex DCB products;

•	an increase of approximately $1.6 million in expense related to the Company’s performance bonus plan;

•	an increase in commission expense of approximately $1.2 million on higher revenue; and

•	an increase of approximately $0.7 million in stock-based compensation expense due to performance and our organizational growth.

Research, development and other technology. Research, development and other technology expenses increased $0.8 million, or 5%, from $15.9 million for the quarter ended September 30, 2015 to $16.7 million for the quarter ended September 30, 2016. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase in research, development and other technology expenses was primarily due to an increase in costs associated with the Stellarex DCB research, development and clinical studies of approximately $0.6 million, and, to a lesser extent, increases in royalty expenses for the quarter ended September 30, 2016.

Acquisition transaction, integration and legal costs. We incurred $0.8 million of costs related to the AngioScore acquisition for the quarter ended September 30, 2016, which was primarily related to legal fees associated with a breach of fiduciary duty and patent matters, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

In the quarter ended September 30, 2015, we incurred $5.4 million of costs related to acquisitions. Of this amount, $2.5 million was comprised of legal fees associated with a patent infringement and breach of fiduciary duty matter. We also incurred $0.2 million of severance, retention and consulting costs for the integration of AngioScore. Stellarex acquisition costs of $2.7 million primarily consisted of non-recurring costs associated with establishing manufacturing operations to support the Stellarex program.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain amortizable intangible assets. We recorded $2.9 million of amortization expense related to these intangible assets for the quarter ended September 30, 2016 and $3.3 million for the quarter ended September 30, 2015. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements for further discussion.

Contingent consideration expense. For the quarters ended September 30, 2016 and September 30, 2015, we recorded approximately $41,000 and $0.4 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The year-over-year decrease was primarily due to the remeasurement of our contingent consideration liability during 2015, which eliminated the liability for future AngioScore revenue-related contingent payments.

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

Intangible asset impairment. During the three months ended September 30, 2015, following the analysis of the contingent consideration liability discussed above, we recorded an intangible asset impairment of $2.5 million to for a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition.

Medical device excise tax. The Patient Protection and Affordable Care Act of 2010 imposed a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. Legislation enacted in December 2015 suspended the medical device excise tax for 2016 and 2017, resulting in no expense incurred for the quarter ended September 30, 2016, compared to $0.9 million for the quarter ended September 30, 2015.

Other expense

Total other expense increased $1.4 million, or 76%, from $1.9 million for the quarter ended September 30, 2015 to $3.3 million for the quarter ended September 30, 2016. The following table shows the changes in other expense for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(3,322)	(5)%	$(1,884)	(3)%	$(1,438)	76%
Foreign currency transaction loss	4	—%	(6)	—%	10	(167)%
Total other expense	$(3,318)	(5)%	$(1,890)	(3)%	$(1,428)	76%

(1)	Percentage amounts may not add due to rounding.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

The increase in other expense was primarily due to an increase in interest expense of $1.4 million for the quarter ended September 30, 2016, compared with the quarter ended September 30, 2015, which was primarily related to the Term Loan Facility and Revolving Loan Facility entered into by the Company in December 2015.

Income tax expense

We recorded income tax expense of $0.1 million and $0.2 million for the quarters ended September 30, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss decreased $1.2 million, from $14.5 million for the quarter ended September 30, 2015 to $13.3 million for the quarter ended September 30, 2016. Net loss in the quarter ended September 30, 2015 was lower than the net loss in the quarter ended September 30, 2016 primarily due to the decrease in operating loss, partially offset by the increase in other expense, as described above.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the nine months ended September 30, 2016 and 2015 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
(Dollars in thousands)	2016	% of revenue (1)	2015	% of revenue (1)	change	% change
Revenue	$198,897	100%	$180,759	100%	$18,138	10%
Gross profit (2)	148,948	75%	133,983	74%	14,965	11%
Operating expenses
Selling, general and administrative	122,169	61%	106,620	59%	15,549	15%
Research, development and other technology	50,733	26%	47,847	26%	2,886	6%
Acquisition transaction, integration and legal costs	1,615	1%	26,900	15%	(25,285)	(94)%
Intangible asset amortization	9,308	5%	10,072	6%	(764)	(8)%
Contingent consideration expense	208	—%	2,471	1%	(2,263)	(92)%
Change in fair value of contingent consideration liability	—	—%	(22,056)	(12)%	22,056	(100)%
Intangible asset impairment	—	—%	2,496	1%	(2,496)	(100)%
Medical device excise tax	—	—%	2,543	1%	(2,543)	(100)%
Total operating expenses	184,033	93%	176,893	98%	7,140	4%
Operating loss	(35,085)	(18)%	(42,910)	(24)%	7,825	(18)%
Other expense:
Interest expense	(9,958)	(5)%	(5,406)	(3)%	(4,552)	84%
Foreign currency transaction gain (loss)	21	—%	(255)	—%	276	(108)%
Loss before income taxes	(45,022)	(23)%	(48,571)	(27)%	3,549	(7)%
Income tax expense	487	—%	443	—%	44	10%
Net loss	$(45,509)	(23)%	$(49,014)	(27)%	$3,505	(7)%

Worldwide installed base of laser systems	1,478		1,372		106	8%
___________________________________

(1)	Percentage amounts may not add due to rounding.

(2)	Includes the impact of $0.3 million of amortization of acquired inventory step-up in 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

The following is a summary of revenue by product line for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular intervention	$134,036	67%	$117,513	65%	$16,523	14%
Lead management	53,479	27%	51,649	29%	1,830	4%
Total disposable products	187,515	94%	169,162	94%	18,353	11%
Laser, service, and other	11,382	6%	11,597	6%	(215)	(2)%
Total revenue	$198,897	100%	$180,759	100%	$18,138	10%
(1)Percentage amounts may not add due to rounding.

Revenue increased $18.1 million, or 10%, from $180.8 million for the nine months ended September 30, 2015 to $198.9 million for the nine months ended September 30, 2016. The increase was primarily due to an increase in VI disposables revenue, described further below.

VI revenue increased $16.5 million, or 14%, from $117.5 million for the nine months ended September 30, 2015 to $134.0 million for the nine months ended September 30, 2016. The increase in VI revenue was driven primarily by unit volume increases in our peripheral atherectomy and coronary atherectomy products.

LM revenue increased $1.8 million, or 4%, from $51.6 million for the nine months ended September 30, 2015 to $53.5 million for the nine months ended September 30, 2016. The growth was primarily due to revenue from auxiliary products and mechanical tools, including our newly-introduced Bridge product, offset by a decrease in laser sheath revenue due to a decrease in unit volumes.

Laser, service, and other revenue decreased $0.2 million, or 2%, from $11.6 million for the nine months ended September 30, 2015 to $11.4 million for the nine months ended September 30, 2016, primarily due to a decrease in laser rental revenue, partially offset by an increase in laser sales.

We placed 141 laser systems during the nine months ended September 30, 2016 compared with 144 during the nine months ended September 30, 2015.  Of these laser placements, 86 lasers were newly manufactured, and 55 lasers were redeployed from a previous institution. The new placements during the nine months ended September 30, 2016 brought our worldwide installed base of laser systems to 1,478 (1,060 in the U.S.) as of September 30, 2016, compared to 1,372 (972 in the U.S.) as of September 30, 2015.

Geographically, revenue in the U.S. increased $14.2 million, or 9%, from $152.1 million for the nine months ended September 30, 2015 to $166.3 million for the nine months ended September 30, 2016, primarily due to an increase in VI revenue.  International revenue increased $3.9 million, or 14%, from $28.6 million for the nine months ended September 30, 2015 to $32.6 million for the nine months ended September 30, 2016. The increase in international revenue was primarily due to an increase in VI revenue, principally driven by an increase in AngioSculpt and Stellarex revenue.

Gross margin was 75% for the nine months ended September 30, 2016, compared with 74% for the nine months ended September 30, 2015, which was negatively impacted by $0.3 million of amortization of acquired inventory step-up in the first quarter of 2015. Increased production efficiencies and a favorable sales mix of disposable products contributed to our improved gross margin during the nine months ended September 30, 2016. These improvements were partially offset by lower margins on laser revenue during the nine months ended September 30, 2016.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Total operating expenses increased $7.1 million, or 4%, from $176.9 million for the nine months ended September 30, 2015 to $184.0 million for the nine months ended September 30, 2016. The following table shows the changes in operating expenses for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$122,169	61%	$106,620	59%	$15,549	15%
Research, development and other technology	50,733	26%	47,847	26%	2,886	6%
Acquisition transaction, integration and legal costs	1,615	1%	26,900	15%	(25,285)	(94)%
Intangible asset amortization	9,308	5%	10,072	6%	(764)	(8)%
Contingent consideration expense	208	—%	2,471	1%	(2,263)	(92)%
Change in fair value of contingent consideration liability	—	—%	(22,056)	(12)%	22,056	(100)%
Intangible asset impairment	—	—%	2,496	1%	(2,496)	(100)%
Medical device excise tax	—	—%	2,543	1%	(2,543)	(100)%
Total operating expenses	$184,033	93%	$176,893	98%	$7,140	4%
(1)Percentage amounts may not add due to rounding.

Selling, general and administrative.  SG&A expenses increased $15.5 million, or 15%, from $106.6 million for the nine months ended September 30, 2015 to $122.2 million for the nine months ended September 30, 2016, primarily due to an increase in personnel expenses, as a result of the following:

•	an increase of approximately $5.0 million due to the expansion of our sales and marketing teams to support the launch of Stellarex DCB products;

•	an increase in commission expense of approximately $4.2 million on higher revenue

•	an increase of approximately $2.3 million in expense related to the Company’s performance bonus plan; and

•	an increase of approximately $1.3 million in stock-based compensation expense due to performance and our organizational growth.

Research, development and other technology. Research, development and other technology expenses increased $2.9 million, or 6%, from $47.8 million for the nine months ended September 30, 2015 to $50.7 million for the nine months ended September 30, 2016. The increase in research, development and other technology expenses was primarily due to an increase in costs associated with the Stellarex DCB research, development and clinical studies of approximately $2.7 million for the nine months ended September 30, 2016.

Acquisition transaction, integration and legal costs. We incurred $1.6 million of costs related to the AngioScore and Stellarex acquisitions for the nine months ended September 30, 2016, which was primarily related to legal fees associated with a breach of fiduciary duty and patent matters, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

In the nine months ended September 30, 2015, we incurred $26.9 million of costs related to acquisitions. Of this amount, $18.9 million was comprised of legal fees associated with the patent infringement and breach of fiduciary duty matter. We also incurred $1.4 million of severance, retention and consulting costs for the integration of AngioScore. Stellarex acquisition costs of $6.6 million primarily included legal and investment banking fees related to the closing of the acquisition and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Intangible asset amortization. As part of our recent acquisitions, we acquired certain amortizable intangible assets. We recorded $9.3 million and $10.1 million of amortization expense related to these intangible assets for the nine months ended September 30, 2016 and 2015, respectively. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements for further discussion.

Contingent consideration expense. For the nine months ended September 30, 2016 and September 30, 2015, we recorded $0.2 million and $2.5 million of contingent consideration expense, respectively, related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion). The period-over-period decrease was primarily due to the remeasurement of our contingent consideration liability during 2015, which eliminated the liability for future AngioScore revenue-related contingent payments.

Change in fair value of contingent consideration liability. As of September 30, 2015, we remeasured the contingent consideration liability related to the AngioScore acquisition to its fair value and reduced it by approximately $22.1 million. This reduction was the result of a $17.8 million adjustment made in the second quarter of 2015 for a decrease in our revenue estimates for the AngioSculpt products and a $4.3 million adjustment made in the third quarter of 2015 as a result of a thorough analysis we performed related to the costs and efforts remaining to complete the DCAS projects, which are subject to contingent regulatory milestone payments. This analysis resulted in a determination that it was unlikely we would meet the regulatory milestones for two of the three DCAS projects within the time frame and with the expenditure of funds set forth in the acquisition agreement.

Intangible asset impairment. During the nine months ended September 30, 2015, following the analysis of the contingent consideration liability discussed above, we recorded an intangible asset impairment of $2.5 million for a partial impairment of the in-process research and development intangible assets acquired as part of the AngioScore acquisition.

Medical device excise tax. The Patient Protection and Affordable Care Act of 2010 imposed a medical device excise tax on medical device manufacturers on their sales in the U.S. of certain devices, which was effective January 1, 2013. Legislation enacted in December 2015 suspended the medical device excise tax for 2016 and 2017, resulting in no expense incurred for the nine months ended September 30, 2016, compared to $2.5 million for the nine months ended September 30, 2015.

Other expense

Total other expense increased $4.3 million, or 76%, from $5.7 million for the nine months ended September 30, 2015 to $9.9 million for the nine months ended September 30, 2016. The following table shows the changes in other expense for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
(in thousands, except for percentages)	2016	% of revenue (1)	2015	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(9,958)	(5)%	$(5,406)	(3)%	$(4,552)	84%
Foreign currency transaction gain (loss)	21	—%	(255)	—%	276	(108)%
Total other expense	$(9,937)	(5)%	$(5,661)	(3)%	$(4,276)	76%
(1)Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $4.6 million for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015, which was primarily related to the Term Loan Facility and Revolving Loan Facility entered into by the Company in December 2015. In addition, other expense was impacted by a $0.3 million fluctuation in foreign currency transaction impact from a loss to a gain for the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015. The foreign currency impact largely resulted

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

from the settlement of dollar-based intercompany transactions with our Dutch subsidiary, whose functional currency is the euro, and a strengthening of the euro during the nine months ended September 30, 2016.

Income tax expense

We recorded income tax expense of $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss decreased $3.5 million, from $49.0 million for the nine months ended September 30, 2015 to $45.5 million for the nine months ended September 30, 2016. The decrease in net loss was primarily due to the decrease in operating loss, partially offset by the increase in other expense, as described above.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $58.9 million, a decrease of $25.7 million from $84.6 million at December 31, 2015.

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

We have generated and used cash as follows:

	For the Nine Months Ended September 30,
(in thousands)	2016	2015
Net cash used in operating activities	$(20,195)	$(42,768)
Net cash used in investing activities	(3,865)	(38,329)
Net cash (used in) provided by financing activities	(1,682)	27,454

Operating Activities. For the nine months ended September 30, 2016, cash used in operating activities was $20.2 million. This compared with cash used in operating activities of $42.8 million for the nine months ended September 30, 2015. The primary sources and uses of cash during the nine months ended September 30, 2016 were:

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

•
During the first nine months of 2016, our net loss of $45.5 million included approximately $33.2 million of net non-cash expenses, which consisted primarily of $20.6 million of depreciation and amortization and $10.3 million of stock-based compensation.

•
During the third quarter of 2016, we made a $5.0 million contingent consideration payment in connection with the AngioScore acquisition, $2.3 million of which was recognized in earnings subsequent to the AngioScore acquisition and contributed to net cash used in operating activities. See “Future Investments and Contingent Consideration Related to Acquisitions” below for more information on contingent consideration payments.

•
During the first nine months of 2016, cash used as a result of the net change in operating assets and liabilities of approximately $5.6 million was primarily due to an increase in equipment held for rental or loan of approximately $7.5 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in inventories of approximately $2.5 million, primarily due to increased sales demand and higher disposables production, and an increase in prepaid expenses and other current assets of approximately $1.2 million, primarily due to prepayments for annual corporate insurance premiums. These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of approximately $4.7 million, primarily due to the timing of compensation-related accruals, and a decrease in accounts receivable of $1.8 million, due primarily to a decrease in our days sales outstanding.

The primary sources and uses of cash during the first nine months of 2015 were:

•
During the first nine months of 2015, our net loss of $49.0 million included approximately $13.5 million of non-cash expenses, which consisted primarily of $19.7 million of depreciation and amortization, $9.0 million of stock-based compensation, $2.5 million of contingent consideration expense and $2.5 million of intangible asset impairment, partially offset by a $22.1 million change in fair value of the contingent consideration liability.

•
During the first nine months of 2015, cash used as a result of the net change in operating assets and liabilities of approximately $7.3 million was primarily due to an increase in equipment held for rental or loan of $10.0 million as a result of placement activity of our laser systems through our rental and evaluation program, an increase in inventory of approximately $1.7 million, primarily due to increased sales demand and higher disposables and laser production, and an increase in other assets of approximately $0.7 million. These uses of cash during the first nine months of 2015 were partially offset by an increase in accounts payable and accrued liabilities of $2.6 million, primarily due to the timing of vendor payments, a decrease in prepaid expenses and other current assets of $2.1 million, primarily due to the collection of escrow payments related to legal fees advanced and a decrease in accounts receivable of approximately $0.7 million, primarily due to a slight decrease in days sales outstanding.

Investing Activities. For the nine months ended September 30, 2016, cash used in investing activities was $3.9 million, consisting entirely of capital expenditures. This compared with cash used in investing activities of $38.3 million in the nine months ended September 30, 2015, consisting of $30.0 million of payments for the acquisition of Stellarex and $8.3 million of capital expenditures. The capital expenditures for the nine months ended September 30, 2016 and 2015 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases, including capital items required for the Stellarex product line.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2016 was $1.7 million, consisting primarily of repayments on the line of credit, net, of $2.9 million and the $2.7 million portion of the $5.0 million contingent consideration payment in connection with the AngioScore acquisition related to the portion of the liability included as part of the initial measurement of fair value. See “Future Investments and Contingent Consideration Related to Acquisitions” below for more information on contingent consideration payments. These uses of cash were partially offset by the exercise of stock options and sale of common stock under our employee stock purchase plan of $4.1 million. In the nine months ended September 30, 2015, cash provided by financing activities was $27.5 million, consisting primarily of borrowings on the line of credit, net, of $23.1 million and the exercise of stock options and sale of common stock under our employee stock purchase plan of $4.5 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. The decrease in days sales outstanding for the nine months ended September 30, 2016 was primarily due to increased collections from slower-paying customers. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	September 30, 2016	December 31, 2015
Days Sales Outstanding	55	60
Inventory Turns	2.4	2.4

At September 30, 2016, we had no significant capital lease obligations.

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of Stellarex DCB assets and made a cash payment of $30 million. In addition, as planned, the Stellarex acquisition requires substantial additional investments prior to full commercialization, primarily within research, development and clinical trials.

In connection with the AngioScore acquisition, we agreed to pay additional contingent merger consideration, a portion of which included a cash payment of $5.0 million if the AngioSculptX product received European CE mark approval by December 31, 2016. We received the European CE mark approval during the third quarter of 2016 and made a contingent consideration payment of $5.0 million, $2.7 million of which was classified as a cash flow from financing activities, because it was included as part of the initial measurement of the fair value of the consideration transferred. The remaining $2.3 million of the payment was classified as a cash flow from operating activities, as it was reflected in earnings in the periods subsequent to the acquisition as accretion expense and a change in the fair value of the contingent consideration liability. As of September 30, 2016, we do not expect to make any additional contingent consideration payments related to the AngioScore acquisition.

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

As of September 30, 2016, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $21.3 million, respectively. The borrowing base on the Revolving Loan Facility was $36.3 million as of September 30, 2016, based on the Company’s accounts receivable and inventory balances. We may prepay and re-borrow amounts borrowed under the Revolving Loan Facility without penalty. At September 30, 2016, the interest rate on the Term Loan Facility was 8.02%, and the weighted average interest rate on the Revolving Loan Facility was 4.97%.

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

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	September 30, 2016			September 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$57,006	$—	$57,006	$51,936	10%	10%
International	11,259	(31)	11,228	9,724	16%	15%
Total revenue	$68,265	$(31)	$68,234	$61,660	11%	11%

	Nine Months Ended
	September 30, 2016			September 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$166,322	$—	$166,322	$152,129	9%	9%
International	32,575	92	32,667	28,630	14%	14%
Total revenue	$198,897	$92	$198,989	$180,759	10%	10%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended
	September 30, 2016			September 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention	$45,906	$(106)	$45,800	$40,370	14%	13%
Lead management	18,616	72	18,688	17,961	4%	4%
Laser, service, and other	3,743	3	3,746	3,329	12%	13%
Total revenue	$68,265	$(31)	$68,234	$61,660	11%	11%

	Nine Months Ended
	September 30, 2016			September 30, 2015	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular intervention	$134,036	$(102)	$133,934	$117,513	14%	14%
Lead management	53,479	168	53,647	51,649	4%	4%
Laser, service, and other	11,382	26	11,408	11,597	(2)%	(2)%
Total revenue	$198,897	$92	$198,989	$180,759	10%	10%

Reconciliation of Net Loss to Non-GAAP Net Loss (in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss, as reported	$(13,312)	$(14,493)	$(45,509)	$(49,014)
Acquisition transaction, integration and other costs (1)	823	5,403	1,615	26,900
Acquisition-related intangible asset amortization (2)	2,903	3,290	9,308	10,072
Contingent consideration expense (3)	41	387	208	2,471
Change in fair value of contingent consideration liability (4)	—	(4,256)	—	(22,056)
Intangible asset impairment (4)	—	2,496	—	2,496
Non-GAAP net loss	$(9,545)	$(7,173)	$(34,378)	$(29,131)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of Net Loss Per Share to Non-GAAP Net Loss Per Share (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss per share, as reported	$(0.31)	$(0.34)	$(1.06)	$(1.16)
Acquisition transaction, integration and other costs (1)	0.02	0.13	0.04	0.63
Acquisition-related intangible asset amortization (2)	0.07	0.08	0.22	0.24
Contingent consideration expense (3)	—	0.01	—	0.06
Change in fair value of contingent consideration liability (4)	—	(0.10)	—	(0.52)
Intangible asset impairment (4)	—	0.06	—	0.06
Non-GAAP net loss per share (5)	$(0.22)	$(0.17)	$(0.80)	$(0.69)
_________________

1)
Acquisition transaction, integration and other costs relate to the AngioScore and Stellarex acquisitions, which closed on June 30, 2014 and January 27, 2015, respectively, and included investment banking fees, accounting, consulting, and legal fees, severance and retention costs, and non-recurring costs associated with establishing manufacturing operations to support the Stellarex program. In addition, these costs included $0.8 million and 1.5 million for the three and nine months ended September 30, 2016 for legal fees, including legal fees associated with the patent and breach of fiduciary duty matters. During the three and nine months ended September 30, 2015, these costs included $2.5 million and $18.9 million for legal fees, including legal fees associated with the patent and breach of fiduciary duty matters, and costs advanced associated with the breach of fiduciary duty matter.

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

Our critical accounting policies and estimates are included in our 2015 Annual Report on Form 10-K. During the nine months ended September 30, 2016, there were no significant changes to our critical accounting policies and estimates.

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

Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses.  The fluctuation in currency rates during the nine months ended September 30, 2016, compared with the nine months ended September 30, 2015, caused a decrease of approximately $0.3 million in consolidated revenue and an increase in consolidated net loss of $0.2 million.

Based on our overall foreign currency exchange rate exposure as of September 30, 2016, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the nine months ended September 30, 2016 of approximately $2.1 million

As of September 30, 2016, we are exposed to interest rate risk related to our Revolving Loan Facility and our Term Loan Facility.  A 100 basis point fluctuation in market interest rates underlying our Revolving Loan Facility and Term Loan Facility would have the effect of increasing or decreasing our cash interest expense by approximately $0.8 million for an annual period on the $21.3 million and $60.0 million balances outstanding as of September 30, 2016 under our Revolving Loan Facility and Term Loan Facility, respectively. The Notes are at fixed rates, and therefore are not subject to market risk.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 1A.   Risk Factors

There have been no additional material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015, except as disclosed in Part II, Item 1A, of our Quarterly report on Form 10-Q for the quarter ended June 30, 2016.
.

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

The Spectranetics Corporation
(Registrant)

November 1, 2016	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

November 1, 2016	/s/ Stacy P. McMahan
Stacy P. McMahan
Chief Financial Officer