Form 10-Q
period 2017-03-31
SPECTRANETICS CORP
filed 2017-04-28
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED
March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 24, 2017, there were 43,765,247 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$43,942	$57,237
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,674 and $1,629, respectively	43,869	43,565
Inventories, net	28,864	27,642
Prepaid expenses and other current assets	6,658	7,088
Total current assets	123,333	135,532
Property and equipment, net	45,461	44,827
Goodwill	148,964	148,811
Other intangible assets, net	95,310	98,229
Other assets	2,667	2,679
Total assets	$415,735	$430,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$27,103	$24,712
Accounts payable	6,633	6,230
Accrued liabilities	30,474	34,381
Deferred revenue	1,857	1,619
Total current liabilities	66,067	66,942
Convertible senior notes, net of debt issuance costs	225,355	225,095
Term loan, net of debt issuance costs	59,682	59,664
Accrued liabilities, net of current portion	1,680	1,688
Deferred income taxes	2,498	2,366
Total liabilities	355,282	355,755
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 43,764,753 and 43,303,298 shares, respectively	44	43
Additional paid-in capital	337,171	332,701
Accumulated other comprehensive loss	(5,513)	(5,696)
Accumulated deficit	(271,249)	(252,725)
Total stockholders’ equity	60,453	74,323
Total liabilities and stockholders’ equity	$415,735	$430,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$69,680	$62,884
Cost of products sold	18,051	16,082
Gross profit	51,629	46,802
Operating expenses:
Selling, general and administrative	45,656	40,789
Research, development and other technology	17,850	16,337
Acquisition transaction, integration and legal costs	187	292
Intangible asset amortization	2,919	3,203
Contingent consideration expense	—	100
Total operating expenses	66,612	60,721
Operating loss	(14,983)	(13,919)
Other expense:
Interest expense	(3,409)	(3,342)
Foreign currency transaction gain (loss)	117	175
Total other expense	(3,292)	(3,167)
Loss before income tax expense	(18,275)	(17,086)
Income tax expense	249	205
Net loss	$(18,524)	$(17,291)

Net loss per share —
Basic and diluted	$(0.43)	$(0.40)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	183	251
Comprehensive loss, net of tax	$(18,341)	$(17,040)

Weighted average common shares outstanding —
Basic and diluted	43,491,183	42,697,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(18,524)	$(17,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,828	6,890
Stock-based compensation expense	3,797	3,413
Excess tax benefit from stock option exercises	492	—
Amortization of debt issuance costs	291	281
Provision for excess and obsolete inventories	295	196
Contingent consideration expense	—	100
Deferred income taxes	132	126
Net change in operating assets and liabilities	(7,397)	(6,159)
Net cash used in operating activities	(14,086)	(12,444)
Cash flows from investing activities:
Capital expenditures	(1,711)	(1,226)
Net cash used in investing activities	(1,711)	(1,226)
Cash flows from financing activities:
Proceeds from (repayments on) line of credit, net	2,391	(4,998)
Proceeds from the exercise of stock options and employee stock purchase plan, net of tax withholdings on stock compensation awards	181	1,615
Payment of contingent consideration	(79)	(88)
Net cash provided by (used in) financing activities	2,493	(3,471)
Effect of exchange rate changes on cash	9	41
Net decrease in cash and cash equivalents	(13,295)	(17,100)
Cash and cash equivalents at beginning of period	57,237	84,594
Cash and cash equivalents at end of period	$43,942	$67,494
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,586	$1,421
Cash paid for income taxes	$143	$194

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

The Company develops, manufactures, markets, and distributes medical devices used in minimally invasive procedures within the cardiovascular system. The Company’s devices and products are available in over 65 countries and are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove and support the removal of pacemaker and defibrillator cardiac leads. In June 2014, the Company acquired AngioScore, Inc. (“AngioScore”), a leading developer, manufacturer and marketer of cardiovascular, specialty balloon catheters, and in January 2015, the Company acquired Stellarex™ (“Stellarex”) drug-coated balloon (“DCB”) assets from Covidien LP.

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management must make certain estimates, judgments, and assumptions based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; intangible assets and goodwill; valuation allowances for receivables, inventories, sales returns and deferred income tax assets; stock-based compensation expense; estimated clinical trial expenses; accrued costs for incurred but not reported claims under partially self-insured employee health benefit programs; and loss contingencies, including those related to litigation. Actual results could differ from those estimates.

The information included in the accompanying condensed consolidated interim financial statements is unaudited and should be read with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the assets, liabilities and results of operations for the interim periods presented have been reflected herein and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance becomes effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted, and applied prospectively. The Company is currently evaluating this guidance and its impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory. The guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The guidance becomes effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company is in the process of determining the timing of adoption and assessing the impact of ASU 2016-16 on its consolidated statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. The Company is in the process of determining the timing of adoption and assessing the impact of ASU 2016-15 on its consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017. The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding valuation allowance of $9.6 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable. The Company historically accounted for excess tax benefits on the statement of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits totaling $0.5 million are classified along with other income tax cash flows as an operating activity. The Company has elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact on any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity. The Company elected to continue to estimate forfeitures over the service period of the award, rather than as they occur.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on its balance sheet the assets and liabilities for the rights and obligations created by leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. Lessor accounting is largely unchanged from previous GAAP. However, changes were made to align the guidance with the lessor guidance and the new revenue recognition guidance under ASU 2014-09 referenced below. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the process of determining the timing and method of adoption and assessing the impact of ASU 2016-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to ASU 2014-09 that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Under ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, these amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, and either the full retrospective method or the modified retrospective transition method is allowed. The Company will

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adopt the guidance for the fiscal year beginning after December 15, 2017 and apply the modified retrospective method. The modified retrospective method requires the disclosure of the difference between revenue and costs that would have been recognized under U.S. GAAP in the current period and the amounts that are recognized under the new standard. While a significant portion of the Company’s revenue will continue to be in the scope of the leasing guidance, the Company is in the process of reviewing its sales contracts to identify any other changes as a result of the new guidance. The Company expects to complete its analysis during the first half of 2017 and does not expect significant changes. The Company is not aware of other significant matters that will result from its adoption of the revenue standard.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$11,938	$11,070
Work in process	5,353	4,787
Finished goods	11,573	11,785
	$28,864	$27,642

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Equipment held for rental or loan	$65,103	$62,972
Manufacturing equipment and computers	42,134	40,656
Leasehold improvements	10,546	10,453
Furniture and fixtures	5,205	5,099
Building and improvements	1,306	1,306
Land	270	270
Less: accumulated depreciation	(79,103)	(75,929)
	$45,461	$44,827

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and employee-related expenses	$16,440	$22,890
Accrued clinical study expense	2,757	2,723
Accrued interest	2,576	1,016
Deferred rent	1,438	1,443
Accrued royalties	1,304	1,313
Accrued legal costs	1,180	847
Accrued sales and income taxes	935	1,208
Contingent consideration	200	279
Other accrued expenses	5,324	4,350
Total accrued liabilities	32,154	36,069
Less: long-term portion	(1,680)	(1,688)
Accrued liabilities, current portion	$30,474	$34,381

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2017 was as follows (in thousands).

	U.S. Medical	International Medical	Total
Balance as of December 31, 2016	$130,410	$18,401	$148,811
Impact of changes in foreign currency and other	—	153	153
Balance as of March 31, 2017	$130,410	$18,554	$148,964

Goodwill is allocated to the Company’s reporting units based on an analysis of both the relative historical and expected benefits. Goodwill denominated in foreign currencies within International Medical is remeasured in U.S. dollars at the applicable period-end exchange rate. There have been no events or circumstances since the last analysis as of December 31, 2016 to indicate that the amount of goodwill may not be recoverable.

Acquired intangible assets consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Acquired as part of Stellarex acquisition: (1)
In-process research and development	$13,680	$13,680
Technology	9,000	9,000
Trademark and trade names	400	400
Transition services agreement	530	530
Acquired as part of AngioScore acquisition: (2)
Technology	73,510	73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	1,254	1,254
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Upstream acquisition (3)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(36,186)	(33,267)
	$95,310	$98,229
___________________

(1)
In January 2015, the Company acquired Stellarex DCB assets, which included, among other things, the intellectual property, machinery and equipment, and inventories used in connection with the Stellarex DCB catheter.

(2)	In June 2014, the Company acquired AngioScore, Inc.

(3)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies Ltd. (“Upstream”). As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

The following table summarizes the Company’s total outstanding debt as of March 31, 2017 and December 31, 2016 and significant terms of the Company’s borrowing arrangements (in thousands):

	As of
	March 31, 2017	December 31, 2016	Maturity Date	Weighted Average Interest Rate
Convertible Senior Notes	$230,000	$230,000	June 1, 2034	2.625%
Term Loan Facility	60,000	60,000	December 7, 2020	(1)
Revolving Loan Facility	27,103	24,712	December 7, 2020	(1)
	317,103	314,712
Less debt issuance cost	(4,963)	(5,241)
Total	$312,140	$309,471

(1)	The interest rates on the Term Loan Facility and Revolving Loan Facility are described below.

Convertible Notes

In June 2014, the Company sold $230 million aggregate principal amount of 2.625% Convertible Senior Notes due 2034 (the “Notes”). Interest is paid semi-annually in arrears on December 1 and June 1 of each year. The Notes will mature on June 1, 2034, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Notes. The initial conversion rate of the Notes is 31.9020 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $31.35 per share). The conversion rate is subject to adjustment upon the occurrence of certain events specified in the indenture governing the Notes. Holders may surrender their Notes for conversion at any time prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date. On or after June 5, 2018 and prior to June 5, 2021, the Company may redeem any or all of the Notes in cash if the closing price of the Company’s common stock exceeds 130% of the conversion price then in effect for a specified number of days, and on or after June 5, 2021, the Company may redeem the Notes in cash without any such condition. In such case, the redemption price for the Notes will equal 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Loan Facility and Revolving Loan Facility

On December 7, 2015, the Company entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement,” and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto. The Credit Agreements replace the Credit and Security Agreement entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million Term Loan Facility, and the Revolving Loan Credit Agreement provides for a five-year $50 million Revolving Loan Facility. The Revolving Loan Facility may be increased to up to $70 million, subject to lender approval. The obligations of the Company under the Credit Agreements are secured by a lien on substantially all of the assets of the Company.

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

The Company may borrow under the Revolving Loan Facility subject to borrowing base limitations, which allow the Company to borrow based on the value of eligible accounts receivable and inventory balances. As of March 31, 2017, the borrowing base was $38.5 million, based on the Company’s accounts receivable and inventory balances. Amounts drawn under the Revolving Loan Facility bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 4.45% per annum, while the undrawn portion is subject to an unused line fee of 0.5% per annum. The Revolving Loan Facility is subject to a minimum balance, such that the Company pays the greater of (i) interest accrued on the actual amount drawn under the Revolving Loan Facility and (ii) interest accrued on 35% of the average borrowing base prior to the first anniversary of the Revolving Loan Facility and 50% of the average borrowing base thereafter. The Company may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The Credit Agreements require the Company to maintain minimum cash and cash equivalents of not less than $10 million and achieve net revenue in excess of certain specified thresholds. These agreements also contain certain restrictive covenants that limit and in some circumstances prohibit the Company’s ability to, among other things, incur additional debt, sell, lease or transfer its assets, pay dividends on the Company’s common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase common stock, enter into transactions with affiliates and enter into certain merger, consolidation or other reorganization transactions. The Company was in compliance with its debt covenants as of March 31, 2017.

The Credit Agreements contain customary events of default, including the failure to make required payments, the failure to comply with certain covenants or other agreements, the occurrence of a material adverse change, failure to pay certain other indebtedness and certain events of bankruptcy or insolvency. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreements may be accelerated. The Company had no events of default as of March 31, 2017.

As of March 31, 2017, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $27.1 million, respectively. At March 31, 2017, the interest rate on the Term Loan Facility was 8.28%, and the monthly weighted average interest rate on the Revolving Loan Facility was 5.23%.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, cash incentive awards and other stock-based awards. Additionally, the Company maintains an Employee Stock Purchase Plan (“ESPP”) in which eligible employees can purchase common stock on specified dates at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.

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

With respect to the 2017 PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets at the end of the three-year performance period as determined by the Compensation Committee of the Board of Directors. The Company estimates the fair value of the 2017 PSUs based on its closing stock price at the time of grant and the number of shares that will vest based on the probability of achieving such performance targets and records compensation expense over the performance period of the award. Over the performance period, the number of 2017 PSUs that will ultimately vest, the shares of common stock that will be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable 2017 PSU award agreement.

At March 31, 2017, there were 2.6 million additional shares available for future issuance under the Company’s incentive award plans, assuming issuance of common stock underlying (i) all outstanding PSUs granted in 2016 (the “2016 PSUs”) and the 2017 PSUs at target performance and (ii) the remaining unvested portion of the earned PSUs that were granted to certain of the Company’s officers in June 2014 and to the Company’s Chief Financial Officer in September 2015 upon commencement of her employment (the “2014 PSUs”) at a 97% payout. At March 31, 2017, there were 1.9 million additional shares available, assuming issuance of common stock underlying all outstanding 2016 PSUs and 2017 PSUs at maximum performance and the remaining unvested portion of the earned 2014 PSUs at a 97% payout. At March 31, 2017, there were approximately 0.8 million additional shares available for future issuance under the ESPP.

For the three months ended March 31, 2017 and 2016 amounts charged against income for share-based payment arrangements were $3.8 million and $3.4 million, respectively. For the three months ended March 31, 2017 and 2016, amounts charged against income for compensation expense related to the ESPP were $0.3 million and $0.4 million, respectively.

As of March 31, 2017, there was $28.0 million of total unrecognized compensation expense related to share-based compensation arrangements granted under the Company’s incentive award plans, using the Company’s current estimate of performance for the PSUs, which could be higher or lower in the future based on the actual achievement of performance targets.

The weighted average grant date fair value of options granted during the three months ended March 31, 2017 and 2016 were $12.19 and $6.54, respectively.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2017, the Company made equity compensation grants consisting of 76,034 stock options, 325,703 RSUs, and 117,829 PSUs.

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

Options to purchase common stock, the vesting of restricted stock awards, RSUs and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three months ended March 31, 2017 and 2016 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three months ended March 31, 2017 and 2016. Stock options, RSUs, restricted stock awards, PSUs, and shares issuable upon the conversion of the Notes outstanding at March 31, 2017 and 2016, which are excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016, are shown in the table below:

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	2,945,397	3,370,113
Non-vested restricted stock awards and RSUs	597,673	408,895
Non-vested PSUs	484,746	470,612
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	11,365,275	11,587,079

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	$(18,524)	$(17,291)
Common shares outstanding:
Historical common shares outstanding at beginning of period	43,303,298	42,632,771
Weighted average common shares issued	187,885	64,552
Weighted average common shares outstanding — basic and diluted	43,491,183	42,697,323
Net loss per share — basic and diluted	$(0.43)	$(0.40)

NOTE 7 — SEGMENT REPORTING

The Company operates in one distinct line of business consisting of developing, manufacturing, marketing, and distributing disposable products and a proprietary excimer laser system to treat certain vascular and coronary conditions.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three months ended March 31, 2017 and 2016, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $2.8 million and $3.4 million for the three months ended March 31, 2017 and 2016, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

International Medical

The International Medical segment serves Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. Products offered by this segment are substantially the same as those offered by U.S. Medical, except that Stellarex and AngioSculptX™ DCB products are available for sale in Europe and certain other international markets but are not yet approved for sale in the U.S. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
U.S. Medical:
Disposable products	$55,878	$50,475
Laser, service, and other	2,535	2,507
Subtotal	58,413	52,982
International Medical:
Disposable products	9,603	8,533
Laser, service, and other	1,664	1,369
Subtotal	11,267	9,902
Total revenue	$69,680	$62,884

	Three Months Ended March 31,
	2017	2016
Segment operating loss:
U.S. Medical	$(13,105)	$(12,328)
International Medical	(1,878)	(1,591)
Total operating loss	$(14,983)	$(13,919)

	As of
	March 31, 2017	December 31, 2016
Segment assets:
U.S. Medical	$378,765	$392,776
International Medical	36,970	37,302
Total assets	$415,735	$430,078

For the three months ended March 31, 2017 and 2016, no individual customer represented 10% or more of consolidated revenue. No individual country, other than the United States, represented 10% or more of consolidated revenue for the three months ended March 31, 2017 or 2016.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

Summary revenue information by product line is shown below (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue
Disposable products:
Vascular Intervention	$46,448	$41,912
Lead Management	19,033	17,096
Total disposable products	65,481	59,008
Laser, service, and other	4,199	3,876
Total revenue	$69,680	$62,884

NOTE 8 — INCOME TAXES

The Company recorded income tax expense of $0.2 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense. The Company’s deferred U.S. federal and state tax expense in 2017 primarily represents an increase in the deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes. Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2017.

The Company adopted ASU 2016-09 in the first quarter of 2017. The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding valuation allowance of $9.6 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable. The cumulative adjustment was fully offset by a valuation allowance for the same amount; thus the net effect of both adjustments was zero.

As of December 31, 2016, the Company had gross deferred tax assets (“DTAs”) of approximately $106.9 million. The Company maintains a valuation allowance against substantially all of its DTAs, in excess of its nettable deferred tax liabilities, that it does not consider to meet the more-likely-than-not criteria for recognition. In assessing the realizability of DTAs, management considers whether it is more-likely-than-not that some portion or all of the DTAs will not be realized. The Company’s ability to realize the benefit of its DTAs in future periods will depend on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Due to the Company’s history of losses and its planned near-term investments in its growth, the Company continues to record a valuation allowance against substantially all of its DTAs that are in excess of its deferred tax liabilities. The Company will continue to assess the need for a valuation allowance in future periods and does not expect to reduce the valuation allowance against its DTAs until it has a sufficient historical trend of taxable income and can predict future income with a higher degree of certainty. In the event there is a change in circumstances in the future which would affect the utilization of the Company’s DTAs, the tax provision in that period would be adjusted by the amount of the assets then deemed to be realizable.

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
Following an appeal by the defendants, in July 2016, the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) reversed the breach of fiduciary duty and state law rulings on procedural grounds, finding that the District Court lacked jurisdiction to hear the state law claims, and affirmed the District Court’s ruling that the defendants were not entitled to attorneys’ fees in the patent infringement case. In August 2016, AngioScore filed a petition for rehearing of the order reversing the District Court’s breach of fiduciary duty rulings, which the Federal Circuit denied. The Federal Circuit remanded the matter to the District Court for dismissal of the state law claims, which the District Court did in February 2017. On March 3, 2017, AngioScore filed a complaint in California Superior Court, County of Alameda alleging state law claims (i) that Konstantino, a former founder, officer, and director of AngioScore, breached his fiduciary duties to AngioScore by developing the Chocolate balloon catheter while serving as a director of AngioScore, and (ii) that TriReme, Quattro, and QT Vascular aided and abetted in that breach.

TriReme Inventorship

In June 2014, TriReme sued AngioScore in the District Court seeking to change the inventorship of certain patents owned by AngioScore. TriReme alleged that an Israeli physician, Chaim Lotan, should be named as a co-inventor on three patents owned by AngioScore. Dr. Lotan allegedly assigned any rights he may have had in the three patents to TriReme. In March 2015, the District Court granted AngioScore’s motion to dismiss this case. TriReme appealed the District Court’s ruling, and in February 2016, an appellate court reversed the District Court’s ruling dismissing the case and remanded the case for further proceedings. In January 2017, AngioScore filed a motion for summary judgment, requesting the District Court to

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

dismiss the case. On March 9, 2017, the District Court granted AngioScore’s motion for summary judgment and dismissed the case. TriReme has filed an appeal of the District Court’s decision granting summary judgment.

Konstantino Indemnification and Advancement of Fees

In May 2014, Konstantino sued AngioScore in the Delaware Court of Chancery seeking a ruling that AngioScore must indemnify and advance Konstantino’s attorneys’ fees and costs related to the defense of the breach of fiduciary duty claims and his pursuit in Delaware court for advancement of fees. In June 2014, AngioScore filed counter-claims against Konstantino for violating the AngioScore indemnification agreement and filed a third-party complaint against TriReme, Quattro, and QT Vascular seeking contribution from the defendant companies for amounts advanced to Konstantino. The court held in August 2014 that AngioScore was required to advance Konstantino’s attorneys’ fees and costs. AngioScore filed a motion for summary judgment, and in November 2015, the court granted in part AngioScore’s motion and ordered that TriReme is liable for 50% of advanced fees and costs, and must pay all fees and costs to be advanced to Konstantino moving forward until such fees and costs equal the fees and costs paid by AngioScore, and thereafter, the fees and costs must be advanced 50% by TriReme and 50% by AngioScore.

The Company cannot at this time determine the likelihood of any outcome and, as of March 31, 2017 and December 31, 2016, had no amounts accrued for potential damages. During the three months ended March 31, 2017 and 2016, the Company incurred $0.2 million and $0.2 million, respectively, of legal fees associated with these matters. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the condensed consolidated statements of operations and comprehensive loss.

Shareholder Litigation

In August 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. In March 2016, plaintiffs filed an amended complaint, including additional allegations challenging certain statements in addition to those concerning the Company’s projected revenue for 2015. The class period in the amended complaint runs from February 27, 2014 to July 23, 2015. The Company believes that the lawsuit is without merit and is defending itself vigorously. In June 2016, the Company filed a motion to dismiss the amended complaint. Although the Company believes it is reasonably possible for a loss to occur, the Company cannot estimate an amount of loss or a range of loss, if any, or whether the impact will be material and, as of March 31, 2017, had no amounts accrued for potential damages in this case.

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

Warning Letter

In May 2016, the Company received a warning letter from the FDA related to observed non-conformities with current Good Manufacturing Practice (“GMP”), as defined by the FDA, at its Colorado Springs, Colorado facility. In January 2016, following an inspection of certain of the Company’s manufacturing facilities from late 2015 to early 2016, the FDA issued the Company a Form 483 notice, identifying certain observed non-conformities with current GMP. Following the receipt of the Form 483, the Company provided written responses to the FDA detailing corrective actions underway to address the FDA’s observations. The FDA warning letter acknowledges the actions already taken by the Company to address the observations. The Company plans to continue to respond timely and fully to the FDA’s requests and the Company is working diligently to fully remediate the FDA’s observations regarding the Colorado Springs facility. Spending in connection with the matter for the three

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended March 31, 2017 was approximately $3.2 million. The Company expects to incur expenses ranging from approximately $10 million to approximately $15 million in 2017 in connection with remediating the warning letter and upgrading the overall quality system. The Company is continuing to manufacture and ship disposable products from the Colorado Springs facility and currently does not anticipate that customer orders will be impacted while the Company works to resolve the FDA’s concerns. Until the violations are corrected, the Company may be subject to additional regulatory action by the FDA and foreign regulatory agencies, including recalls, delays, suspension or withdrawal of approvals or clearances, and fines or civil penalties.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2016. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business. This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

We develop, manufacture, market and distribute single-use disposable medical devices and a proprietary laser system used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove and support the removal of pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. The innovative products and services we offer are divided into three categories:

•
Vascular Intervention (“VI”): Our devices cross, prepare and treat cardiovascular lesions. Our primary VI devices consist of our laser and aspiration catheters, AngioSculpt® scoring balloon catheters, support catheters, and Stellarex™ drug coated balloon (“DCB”) catheters and AngioSculptX™ products, which we sell in Europe and currently are not for sale in the U.S.

•
Lead Management (“LM”): We are a global leader in devices for the removal of pacemaker and defibrillator cardiac leads. Our primary LM devices consist of our excimer laser sheaths, non-laser mechanical sheaths, our Bridge™ Occlusion Balloon, and cardiac lead management accessories.

•
Laser, service, and other: Our proprietary excimer laser system, the CVX-300®, is the only laser system approved in the U.S., Europe, Japan, China and select other major global markets for use in multiple minimally invasive cardiovascular procedures. We sell, rent and service our CVX-300 laser systems.

During the three months ended March 31, 2017 and 2016, our disposable products generated 94% of our consolidated revenue, of which VI products accounted for 71% and LM products accounted for 29%. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Approximately half of our disposable product revenue is currently derived from products used with our proprietary CVX-300 excimer laser system.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

In May 2016, we received a warning letter from the FDA related to observed non-conformities with current Good Manufacturing Practice, as defined by the FDA, at our Colorado Springs, Colorado facility. We are working diligently to fully remediate the FDA’s observations regarding the Colorado Springs facility. Spending in connection with the matter for the three months ended March 31, 2017 was approximately $3.2 million. We expect to incur expenses ranging from approximately $10 million to approximately $15 million in 2017 in connection with remediating the warning letter and upgrading the overall quality system. See Note 9, “Commitments and Contingencies-Warning Letter,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.
In October 2016, the Company initiated a voluntary recall of specific lots produced since April 2016 of its ELCA Coronary Laser Atherectomy Catheter, Turbo Elite Laser Atherectomy Catheter, and Bridge Occlusion Balloon products.  The recall was due to potentially compromised integrity of sterile packaging of the products caused by pinholes in the outer package, which the Company purchases from a third party and does not manufacture itself.  The decision to initiate the recall was not based on any reported adverse events or customer complaints. The FDA was informed of this action and agreed to the Company’s recall plan to replace units impacted. The FDA classified the recall as Class II. The Company also made required communications to various regulatory bodies outside of the United States.  By letter dated April 18, 2017, the FDA informed the Company that the recall is complete. The costs of the recall have not been material to the Company’s financial results.

On January 13, 2017, the Compensation Committee of the Board of Directors of the Company approved the grant of PSU awards (the “2017 PSUs”) to our named executive officers and certain other employees pursuant to our 2016 Incentive Award Plan. The award agreement for the 2017 PSUs (the “2017 PSU Grant Form”) provides, among other things, that (i) each 2017 PSU that vests represents the right to receive one share of our common stock; (ii) the 2017 PSUs vest based on our achieving specified performance measurements over a performance period of three years, beginning January 1, 2017; (iii) the performance measurements include revenue and EBITDA, each as defined in the 2017 PSU Grant Form; (iv) threshold, target and maximum payout opportunities established for the 2017 PSUs will be used to calculate the number of shares that will be issuable when the award vests, which may range from 0% to 200% of the target amount; (v) any 2017 PSUs that are earned are scheduled to vest and be settled in shares of our common stock at the end of the performance period; (vi) all or a portion of the 2017 PSUs may vest following a change of control, a termination of service without cause or for good reason or a termination of service by reason of death or disability (each as described in greater detail in the 2017 PSU Grant Form); and (vii) except as provided above, any unvested 2017 PSUs will be forfeited upon a recipient’s termination of employment with us.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended March 31, 2017 and 2016 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016 (dollars in thousands)

	Three Months Ended March 31,
	2017	% of revenue (1)	2016	% of revenue (1)	change	% change
Revenue	$69,680	100%	$62,884	100%	$6,796	11%
Gross profit	51,629	74%	46,802	74%	4,827	10%
Operating expenses
Selling, general and administrative	45,656	66%	40,789	65%	4,867	12%
Research, development and other technology	17,850	26%	16,337	26%	1,513	9%
Acquisition transaction, integration and legal costs	187	—%	292	—%	(105)	(36)%
Intangible asset amortization	2,919	4%	3,203	5%	(284)	(9)%
Contingent consideration expense	—	—%	100	—%	(100)	nm
Total operating expenses	66,612	96%	60,721	97%	5,891	10%
Operating loss	(14,983)	(22)%	(13,919)	(22)%	(1,064)	8%
Other expense:
Interest expense	(3,409)	(5)%	(3,342)	(5)%	(67)	2%
Foreign currency transaction gain (loss)	117	—%	175	—%	(58)	(33)%
Loss before income tax expense	(18,275)	(26)%	(17,086)	(27)%	(1,189)	7%
Income tax expense	249	—%	205	—%	44	21%
Net loss	$(18,524)	(27)%	$(17,291)	(27)%	$(1,233)	7%

Worldwide installed base of laser systems	1,540		1,418		122	9%
___________________________________

(1)	Percentage amounts may not add due to rounding.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the three months ended March 31, 2017 and 2016 (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular Intervention	$46,448	67%	$41,912	67%	$4,536	11%
Lead Management	19,033	27%	17,096	27%	1,937	11%
Total disposable products	65,481	94%	59,008	94%	6,473	11%
Laser, service, and other	4,199	6%	3,876	6%	323	8%
Total revenue	$69,680	100%	$62,884	100%	$6,796	11%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $6.8 million, or 11%, from $62.9 million for the quarter ended March 31, 2016 to $69.7 million for the quarter ended March 31, 2017. The increase was primarily due to an increase in disposables revenue, described further below.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $4.5 million, or 11%, from $41.9 million for the quarter ended March 31, 2016 to $46.4 million for the quarter ended March 31, 2017. The increase in VI revenue was driven primarily by increases in our peripheral atherectomy and coronary atherectomy products.

LM revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased $1.9 million, or 11% (12% on a constant currency basis), from $17.1 million for the quarter ended March 31, 2016 to $19.0 million for the quarter ended March 31, 2017. The growth was primarily due to revenue from mechanical tools and accessory products, including our newly-introduced Bridge product.

Laser, service, and other revenue increased $0.3 million, or 8% (9% constant currency), from $3.9 million for the quarter ended March 31, 2016 to $4.2 million for the quarter ended March 31, 2017, with an increase in laser sales revenue and service revenue offset by a slight decrease in laser rental revenue.

We placed 43 laser systems during the quarter ended March 31, 2017 compared with 44 during the quarter ended March 31, 2016.  Of these laser placements, 29 lasers were newly manufactured, and 14 lasers were redeployed from a previous institution. The new placements during the quarter ended March 31, 2017 brought our worldwide installed base of laser systems to 1,540 (1,105 in the U.S.) as of March 31, 2017, compared to 1,418 (1,034 in the U.S.) as of March 31, 2016.

Geographically, revenue in the U.S. increased $5.4 million, or 10%, from $53.0 million for the quarter ended March 31, 2016 to $58.4 million for the quarter ended March 31, 2017, primarily due to an increase in disposables revenue.  International revenue increased $1.4 million, or 14% (16% on a constant currency basis), from $9.9 million for the quarter ended March 31, 2016 to $11.3 million for the quarter ended March 31, 2017. The increase in international revenue was due to an increase in disposables revenue, primarily driven by an increase in AngioSculpt and Stellarex revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin was 74% for each of the quarters ended March 31, 2017 and 2016. Increased production efficiencies mostly offset by an unfavorable sales mix kept gross margin for the quarter ended March 31, 2017 consistent with the quarter ended March 31, 2016.

Operating expenses

   Total operating expenses increased $5.9 million, or 10%, from $60.7 million for the quarter ended March 31, 2016 to $66.6 million for the quarter ended March 31, 2017. The following table shows the changes in operating expenses for the three months ended March 31, 2017 and 2016 (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$45,656	66%	$40,789	65%	$4,867	12%
Research, development and other technology	17,850	26%	16,337	26%	1,513	9%
Acquisition transaction, integration and legal costs	187	—%	292	—%	(105)	(36)%
Intangible asset amortization	2,919	4%	3,203	5%	(284)	(9)%
Contingent consideration expense	—	—%	100	—%	(100)	nm
Total operating expenses	$66,612	96%	$60,721	97%	$5,891	10%
(1)Percentage amounts may not add due to rounding.
      nm= not meaningful

Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses increased $4.9 million, or 12%, from $40.8 million for the quarter ended March 31, 2016 to $45.7 million for the quarter ended March 31, 2017. The increase in SG&A expenses was primarily due to a $2.1 million increase in our sales and marketing personnel costs related to the expansion of our commercial footprint; $0.5 million in third-party services related to the expansion of our international presence; and a $0.5 million increase in earned group purchasing organization administrative fees related to a new customer.

 Research, development and other technology. Research, development and other technology expenses increased $1.5 million, or 9%, from $16.3 million for the quarter ended March 31, 2016 to $17.9 million for the quarter ended March 31, 2017. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase in research, development and other technology expenses was primarily due to $3.2 million in costs associated with warning letter remediation. The increase was partially offset by a decrease in development costs of approximately $0.6 million due to our receipt of Conformité Européene (CE) mark approval of AngioSculptX under our drug coated AngioSculpt (“DCAS”) program in the third quarter of 2016.

Acquisition transaction, integration and legal costs. We incurred acquisition transaction, integration and legal costs of $0.2 million related to the AngioScore and Stellarex acquisitions for the quarter ended March 31, 2017, which related to legal fees associated with breach of fiduciary duty and patent matters, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

We incurred $0.3 million of acquisition costs related to the AngioScore and Stellarex acquisitions for the quarter ended March 31, 2016, which were primarily related to accruals for retention bonuses and $0.2 million in legal fees associated with a breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Intangible asset amortization. As part of our recent acquisitions, we acquired certain amortizable intangible assets. We recorded $2.9 million of amortization expense related to these intangible assets for the quarter ended March 31, 2017 and

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

$3.2 million for the quarter ended March 31, 2016. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Contingent consideration expense. We did not incur any costs related to contingent consideration for the quarter ended March 31, 2017. For the quarter ended March 31, 2016, we recorded approximately $0.1 million of contingent consideration expense related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion).

Other expense

Total other expense increased $0.1 million, or 4%, from $3.2 million for the quarter ended March 31, 2016 to $3.3 million for the quarter ended March 31, 2017. The following table shows the changes in other expense for the three months ended March 31, 2017 and 2016 (in thousands, except for percentages):

	For the Three Months Ended March 31,
	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(3,409)	(5)%	$(3,342)	(5)%	$(67)	2%
Foreign currency transaction gain (loss)	117	—%	175	—%	(58)	(33)%
Total other expense	$(3,292)	(5)%	$(3,167)	(5)%	$(125)	4%

(1)	Percentage amounts may not add due to rounding.

The increase in other expense was primarily due to an increase in interest expense of $0.1 million for the quarter ended March 31, 2017, compared with the quarter ended March 31, 2016, which was primarily related to the Term Loan Facility and Revolving Loan Facility entered into by the Company in December 2015.

Income tax expense

We recorded income tax expense of $0.2 million for each of the quarters ended March 31, 2017 and 2016, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss increased $1.2 million, from $17.3 million for the quarter ended March 31, 2016 to $18.5 million for the quarter ended March 31, 2017. Net loss in the quarter ended March 31, 2017 was higher than the net loss in the quarter ended March 31, 2016 primarily due to the increase in operating expenses of $5.9 million, as described above, offset by an increase in gross profit of $4.8 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $43.9 million, a decrease of $13.3 million from $57.2 million at December 31, 2016.

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

We have generated and used cash as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(14,086)	$(12,444)
Net cash used in investing activities	(1,711)	(1,226)
Net cash provided by (used in) financing activities	2,493	(3,471)

Operating Activities. For the three months ended March 31, 2017, cash used in operating activities was $14.1 million. This compared with cash used in operating activities of $12.4 million for the three months ended March 31, 2016. The primary sources and uses of cash during the three months ended March 31, 2017 follow:

•
During the first three months of 2017, our net loss of $18.5 million included approximately $11.8 million of net non-cash expenses, which consisted primarily of $6.8 million of depreciation and amortization and $3.8 million of stock-based compensation.

•
During the first three months of 2017, cash used as a result of the net change in operating assets and liabilities of approximately $7.4 million was primarily due to an increase in equipment held for rental or loan of approximately $2.9 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in inventories of approximately $1.5 million, primarily due to increased sales demand, an increase in accounts receivable of $0.2 million, due primarily to increased revenue in the quarter, and a decrease in accounts payable and accrued liabilities of approximately $3.5 million, primarily related to the payment of compensation-related accruals. These uses of cash were partially offset by an increase in deferred revenue of $0.2 million and a decrease in prepaid expense of $0.4 million, primarily due to the timing of prepayments.

The primary sources and uses of cash during the first three months of 2016 follow:

•
During the first three months of 2016, our net loss of $17.3 million included approximately $11.0 million of net non-cash expenses, which primarily related to $6.9 million of depreciation and amortization and $3.4 million of stock-based compensation.

•
During the first three months of 2016, cash used as a result of the net increase in operating assets and liabilities of approximately $6.2 million was primarily due to an increase in equipment held for rental or loan of $2.5 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in inventories

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

of approximately $1.3 million primarily due to increased sales demand and higher disposables production, and an increase in prepaid expenses and other current assets of approximately $0.8 million, primarily due to prepayments for trade shows, conventions and other marketing programs.
Investing Activities. For the three months ended March 31, 2017, cash used in investing activities was $1.7 million, consisting entirely of capital expenditures. This compared with cash used in investing activities of $1.2 million for the three months ended March 31, 2016, consisting entirely of capital expenditures. The capital expenditures for the three months ended March 31, 2017 and 2016 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases, including capital items required for the Stellarex product line.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2017 was $2.5 million, consisting primarily of the net proceeds on our line of credit of $2.4 million and the exercise of stock options and sale of common stock under our employee stock purchase plan of $0.2 million. For the three months ended March 31, 2016, cash used in financing activities was $3.5 million, consisting primarily of repayments on the line of credit, net, of $5.0 million, partially offset by the exercise of stock options and sales of common stock under our employee stock purchase plan of $1.6 million. In the three months ended March 31, 2017 and 2016, we paid $0.1 million and $0.1 million, respectively, in contingent consideration payments related to the Upstream product acquisition.

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. The increase in days sales outstanding for the three months ended March 31, 2017 was primarily due to increased revenue in the quarter. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	March 31, 2017	December 31, 2016
Days Sales Outstanding	57	55
Inventory Turns	2.5	2.5

At March 31, 2017, we had no significant capital lease obligations.

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of Stellarex DCB assets and made a cash payment of $30 million. The Stellarex acquisition will require substantial additional investments prior to full commercialization, primarily within research, development and clinical trials.

In connection with the AngioScore acquisition, we agreed to pay additional contingent merger consideration, a portion of which included a cash payment of $5.0 million if the AngioSculptX product received European CE mark approval by December 31, 2016. We received the European CE mark approval during the third quarter of 2016 and made a contingent consideration payment of $5.0 million, $2.7 million of which was classified as a cash flow from financing activities, because it was included as part of the initial measurement of the fair value of the consideration transferred. The remaining $2.3 million of the payment was classified as a cash flow from operating activities, as it was reflected in earnings in the periods subsequent to the acquisition as accretion expense and a change in the fair value of the contingent consideration liability. As of March 31, 2017, we do not expect to make any additional contingent consideration payments related to the AngioScore acquisition.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Credit Facilities

On December 7, 2015, the Company and AngioScore Inc., as borrowers (jointly, the “Borrowers”) entered into a term credit and security agreement (the “Term Loan Credit Agreement”) and a revolving credit and security agreement (the “Revolving Loan Credit Agreement”, and together with the Term Loan Credit Agreement, the “Credit Agreements”) with MidCap Financial Trust and the other lenders party thereto.  The Credit Agreements replaced the Credit and Security Agreement entered into by the Company and Wells Fargo Bank, National Association on February 25, 2011. The Term Loan Credit Agreement provides for a five-year $60 million term loan facility (the “Term Loan Facility”) and the Revolving Loan Credit Agreement provides for a five-year $50 million revolving loan facility (the “Revolving Loan Facility”). The Revolving Loan Facility may be increased to up to $70 million, subject to lender approval. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers. For more information, see Note 4, “Debt,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

As of March 31, 2017, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $60.0 million and $27.1 million, respectively. The borrowing base on the Revolving Loan Facility was $38.5 million as of March 31, 2017, based on the Company’s accounts receivable and inventory balances. We may prepay and re-borrow amounts borrowed under the Revolving Loan Facility without penalty. At March 31, 2017, the interest rate on the Term Loan Facility was 8.28%, and the weighted average interest rate on the Revolving Loan Facility was 5.23%.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with GAAP, we use a certain non-GAAP financial measure in this report regarding revenue on a constant currency basis. Reconciliations of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods can be found in the tables below. An explanation of the manner in which our management uses this non-GAAP measure to conduct and evaluate our business and the reasons management believes this non-GAAP measure provides useful information to investors are provided following the reconciliation tables.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended March 31,
	2017			2016	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$58,413	$—	$58,413	$52,982	10%	10%
International	11,267	254	11,521	9,902	14%	16%
Total revenue	$69,680	$254	$69,934	$62,884	11%	11%

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended March 31,
	2017			2016	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$46,448	$109	$46,557	$41,912	11%	11%
Lead Management	19,033	122	19,155	17,096	11%	12%
Laser, service, and other	4,199	23	4,222	3,876	8%	9%
Total revenue	$69,680	$254	$69,934	$62,884	11%	11%

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

We believe that presenting the non-GAAP financial measure used in this report provides investors greater transparency to the information used by our management for financial and operational decision-making and allows investors to see our results “through the eyes” of management. We also believe that providing this information better enables our investors to understand our operating performance and evaluate the methodology used by management to evaluate and measure such performance.

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

Our critical accounting policies and estimates are included in our 2016 Annual Report on Form 10-K. During the three months ended March 31, 2017, there were no significant changes to our critical accounting policies and estimates.

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

Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses. The fluctuation in currency rates during the three months ended March 31, 2017 compared with the three months ended March 31, 2016 caused a decrease of approximately $0.3 million in consolidated revenue and an increase in consolidated net loss of $0.4 million.

Based on our overall foreign currency exchange rate exposure as of March 31, 2017, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the three months ended March 31, 2017 of approximately $0.7 million.

The Notes have fixed interest rates, and therefore are not subject to market risk. As of March 31, 2017, we are exposed to interest rate risk related to our $50 million Revolving Loan Facility and our $60 million Term Loan Facility.  A 100 basis point fluctuation in market interest rates underlying our Revolving Loan Facility and Term Loan Facility would have the effect of increasing or decreasing our cash interest expense by approximately $0.9 million for an annual period on the $27.1 million Revolving Loan Facility and $60.0 million Term Loan Facility balances outstanding as of March 31, 2017.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A.   Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

10.1	Form of Performance Stock Unit Grant Notice. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on January 20, 2017.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

April 28, 2017	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

April 28, 2017	/s/ Stacy P. McMahan
Stacy P. McMahan
Chief Financial Officer