Form 10-Q
period 2017-06-30
SPECTRANETICS CORP
filed 2017-08-08
CIK 789132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED
June 30, 2017

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

As of August 4, 2017, there were 44,045,716 outstanding shares of Common Stock.

ii

Part I—FINANCIAL INFORMATION
Item 1.       Financial Statements

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In Thousands, Except Share Amounts)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$57,537	$57,237
Trade accounts receivable, less allowance for doubtful accounts and sales returns of $1,734 and $1,629, respectively	47,434	43,565
Inventories, net	29,565	27,642
Prepaid expenses and other current assets	7,738	7,088
Total current assets	142,274	135,532
Property and equipment, net	46,268	44,827
Goodwill	149,803	148,811
Other intangible assets, net	92,391	98,229
Other assets	2,617	2,679
Total assets	$433,353	$430,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under revolving line of credit	$26,162	$24,712
Accounts payable	6,537	6,230
Accrued liabilities	39,483	34,381
Deferred revenue	2,024	1,619
Total current liabilities	74,206	66,942
Convertible senior notes, net of debt issuance costs	225,617	225,095
Term loan, net of debt issuance costs	88,011	59,664
Accrued liabilities, net of current portion	1,656	1,688
Deferred income taxes	2,671	2,366
Total liabilities	392,161	355,755
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding 43,896,489 and 43,303,298 shares, respectively	44	43
Additional paid-in capital	341,810	332,701
Accumulated other comprehensive loss	(4,809)	(5,696)
Accumulated deficit	(295,853)	(252,725)
Total stockholders’ equity	41,192	74,323
Total liabilities and stockholders’ equity	$433,353	$430,078

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$74,714	$67,748	$144,394	$130,632
Cost of products sold	18,482	16,983	36,533	33,065
Gross profit	56,232	50,765	107,861	97,567
Operating expenses:
Selling, general and administrative	45,549	40,643	91,205	81,432
Research, development and other technology	19,901	17,657	37,751	33,994
Acquisition transaction, integration and legal costs	9,157	500	9,344	792
Intangible asset amortization	2,919	3,202	5,838	6,405
Contingent consideration expense	—	67	—	167
Total operating expenses	77,526	62,069	144,138	122,790
Operating loss	(21,294)	(11,304)	(36,277)	(25,223)
Other expense:
Interest expense	(3,598)	(3,294)	(7,007)	(6,636)
Foreign currency transaction gain (loss)	656	(158)	773	17
Total other expense	(2,942)	(3,452)	(6,234)	(6,619)
Loss before income tax expense	(24,236)	(14,756)	(42,511)	(31,842)
Income tax expense	368	150	617	355
Net loss	$(24,604)	$(14,906)	$(43,128)	$(32,197)

Net loss per share —
Basic and diluted	$(0.56)	$(0.35)	$(0.99)	$(0.75)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	704	(3,231)	887	(2,980)
Comprehensive loss, net of tax	$(23,900)	$(18,137)	$(42,241)	$(35,177)

Weighted average common shares outstanding —
Basic and diluted	43,734,418	42,804,453	43,613,473	42,750,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(43,128)	$(32,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,699	13,862
Stock-based compensation expense	7,589	6,609
Excess tax benefit from stock option exercises	1,075	—
Amortization of debt issuance costs	588	565
Provision for excess and obsolete inventories	777	345
Contingent consideration expense	—	167
Deferred income taxes	305	213
Net change in operating assets and liabilities	(7,865)	(3,881)
Net cash used in operating activities	(26,960)	(14,317)
Cash flows from investing activities:
Capital expenditures	(2,606)	(2,734)
Net cash used in investing activities	(2,606)	(2,734)
Cash flows from financing activities:
Proceeds from issuance of term loan	30,000	—
Proceeds from (repayments on) line of credit, net	1,450	(5,000)
Cash paid for debt issuance costs	(1,766)	—
Proceeds from the exercise of stock options and employee stock purchase plan, net of tax withholdings on stock compensation awards	446	1,850
Payment of contingent consideration	(79)	(88)
Net cash provided by (used in) financing activities	30,051	(3,238)
Effect of exchange rate changes on cash	(185)	38
Net increase (decrease) in cash and cash equivalents	300	(20,251)
Cash and cash equivalents at beginning of period	57,237	84,594
Cash and cash equivalents at end of period	$57,537	$64,343
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,316	$6,006
Cash paid for income taxes	$243	$364

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

Pending Acquisition by Philips

On June 27, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Philips Holding USA Inc. (“Parent”), and HealthTech Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides for the acquisition of the Company by Parent in a two-step all cash transaction, consisting of a tender offer (the “Offer”) followed by a subsequent back-end merger (the “Merger”, and collectively with the Offer the “Philips Transaction”). The Merger Agreement was approved by the Company’s Board of Directors (the “Board”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Parent caused Merger Sub to commence the Offer for all of the Company’s outstanding shares of common stock (the “Shares”), at a purchase price of $38.50 per Share, net to the seller in cash, without interest and subject to any required withholding of taxes. The Offer commenced on July 12, 2017 and will remain open until 12:00 midnight, New York City time, on August 9, 2017 (one minute after 11:59 P.M., New York City time, on August 8, 2017), unless the Offer is extended. If at the scheduled expiration time of the Offer any of the conditions to the Offer have not been satisfied or waived by Parent and Merger Sub, Parent will cause Merger Sub to extend the Offer to permit the satisfaction of all Offer conditions. Closing of the Philips Transaction is subject to customary conditions.

During the three months ended June 30, 2017, the Company incurred approximately $9.0 million of acquisition transaction, integration and legal costs related to the Philips Transaction.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under ASU 2017-04, goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance becomes effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years, with early adoption permitted, and applied prospectively. The Company is currently evaluating this guidance and its impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017. The adoption resulted in an increase to the net operating loss carryforward deferred tax asset and a corresponding valuation allowance of $9.6 million attributable to excess tax benefits not previously recognized as they did not reduce income taxes payable. The Company historically accounted for excess tax benefits on the statement of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits for the three and six months ended June 30, 2016 totaling $0.6 million and $1.1 million, respectively, are classified along with other income tax cash flows as an operating activity. The Company has elected to adopt this portion of the standard on a prospective basis beginning in 2017. Prior periods have not been adjusted. The presentation requirement for cash flows related to taxes paid for withheld shares had no impact on any of the periods presented in the condensed consolidated statement of cash flows since such payments have historically been presented as a financing activity. The Company elected to continue to estimate forfeitures over the service period of the award, rather than as they occur.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires a lessee to recognize on its balance sheet the assets and liabilities for the rights and obligations created by leases with a lease term of more than twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. Lessor accounting is largely unchanged from previous GAAP. However, changes were made to align the guidance with the lessor guidance and the new revenue recognition guidance under ASU 2014-09 referenced below. For public business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the process of determining the timing and method of adoption as well as assessing the impact of ASU 2016-02 on its consolidated financial statements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 contains a five-step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU 2014-09, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU 2014-09, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy U.S. GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which makes minor corrections or minor improvements to ASU 2014-09 that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Under ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued in August 2015, these amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, and either the full retrospective method or the modified retrospective transition method is allowed. The Company will adopt the guidance for the fiscal year beginning after December 15, 2017 and apply the modified retrospective method. The modified retrospective method requires the disclosure of the difference between revenue and costs that would have been recognized under U.S. GAAP in the current period and the amounts that are recognized under the new standard. While a significant portion of the Company’s revenue will continue to be in the scope of the leasing guidance, the Company is in the process of reviewing its sales contracts to identify any other changes as a result of the new guidance. The Company expects to complete its analysis by the end of the third quarter of 2017 and does not expect significant changes. The Company is not aware of other significant matters that will result from its adoption of the revenue standard.

The Company has considered all other recently issued accounting pronouncements and does not believe they are of significance, or potential significance, to the Company.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 — COMPOSITION OF CERTAIN FINANCIAL STATEMENT ITEMS

Inventories

Inventories, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$11,305	$11,070
Work in process	5,396	4,787
Finished goods	12,864	11,785
	$29,565	$27,642

Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Equipment held for rental or loan	$68,248	$62,972
Manufacturing equipment and computers	42,798	40,656
Leasehold improvements	10,835	10,453
Furniture and fixtures	5,252	5,099
Building and improvements	1,306	1,306
Land	270	270
Less: accumulated depreciation	(82,441)	(75,929)
	$46,268	$44,827

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and employee-related expenses	$19,070	$22,890
Accrued clinical study expense	2,546	2,723
Accrued interest	1,171	1,016
Deferred rent	1,426	1,443
Accrued royalties	1,539	1,313
Accrued legal costs	910	847
Accrued sales and income taxes	943	1,208
Contingent consideration	200	279
Other accrued expenses (1)	13,334	4,350
Total accrued liabilities	41,139	36,069
Less: long-term portion	(1,656)	(1,688)
Accrued liabilities, current portion	$39,483	$34,381
(1) Included in this balance is approximately $8.9 million of accrued external professional services expenses related to the pending Philips Transaction described in Note 1.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2017 was as follows (in thousands).

	U.S. Medical	International Medical	Total
Balance as of December 31, 2016	$130,410	$18,401	$148,811
Impact of changes in foreign currency and other	—	992	992
Balance as of June 30, 2017	$130,410	$19,393	$149,803

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

Acquired intangible assets consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Acquired as part of Stellarex acquisition: (1)
In-process research and development	$13,680	$13,680
Technology	9,000	9,000
Trademark and trade names	400	400
Transition services agreement	530	530
Acquired as part of AngioScore acquisition: (2)
Technology	73,510	73,510
Customer relationships	23,320	23,320
Trademark and trade names	4,380	4,380
In-process research and development	1,254	1,254
Distributor relationships	1,940	1,940
Non-compete agreements	580	580
Acquired as part of Upstream acquisition (3)
Technology	2,172	2,172
Non-compete agreement	200	200
Patents	530	530
Less: accumulated amortization	(39,105)	(33,267)
	$92,391	$98,229
___________________

(1)
In January 2015, the Company acquired Stellarex DCB assets, which included, among other things, the intellectual property, machinery and equipment, and inventories used in connection with the Stellarex DCB catheter.

(2)	In June 2014, the Company acquired AngioScore.

(3)
In January 2013, the Company acquired certain product lines from Upstream Peripheral Technologies Ltd. (“Upstream”). As part of the acquisition, the Company acquired core technology intangible assets and an intangible asset related to non-compete agreements.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 — DEBT

The following table summarizes the Company’s total outstanding debt as of June 30, 2017 and December 31, 2016 and significant terms of the Company’s borrowing arrangements (in thousands):

	As of
	June 30, 2017	December 31, 2016	Maturity Date	Weighted Average Interest Rate
Convertible Senior Notes	$230,000	$230,000	June 1, 2034	2.625%
Term Loan Facility	90,000	60,000	March 1, 2021	(1)
Revolving Loan Facility	26,162	24,712	March 1, 2021	(1)
	346,162	314,712
Less debt issuance cost	(6,372)	(5,241)
Total	$339,790	$309,471

(1)	The interest rates on the Term Loan Facility and Revolving Loan Facility are described below.

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

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Term Loan Facility and Revolving Loan Facility

On June 9, 2017, the Company entered into (i) an amended and restated term credit and security agreement (as amended, the “Term Loan Credit Agreement”), dated June 9, 2017 (the “Closing Date”), by and among the Company and AngioScore, as borrowers (jointly, the “Borrowers”), MidCap Financial Trust, as administrative agent (the “Term Administrative Agent”) and as a lender, and the other lenders party thereto and (ii) an amended and restated revolving credit and security agreement (as amended, the “Revolving Loan Credit Agreement,” and together with the Term Loan Credit Agreement, the “Credit Agreements”), dated the Closing Date, by and among the Borrowers, MidCap Funding IV Trust, as administrative agent (the “Revolving Administrative Agent” and, together with the Term Administrative Agent, the “Agents”) and the lenders party thereto. The Credit Agreements replace the Term Credit and Security Agreement (the “Original Term Loan Credit Agreement”) and the Revolving Credit and Security Agreement (the “Original Revolving Loan Credit Agreement” and, together with the Original Term Loan Credit Agreement, the “Original Credit Agreements”), each dated December 7, 2015, by and among the Borrowers, MidCap Financial Trust, as administrative agent and the other lenders party thereto. The Term Loan Credit Agreement provides for a $90 million term loan facility (the “Term Loan Facility”) and the Revolving Loan Credit Agreement provides for a $50 million revolving loan facility (the “Revolving Loan Facility” and together with the “Term Loan Facility”, the “Facilities”). Both Facilities expire on March 1, 2021. The Revolving Loan Facility may be increased to up to $70 million at the Company’s request and with approval of the Revolving Administrative Agent and the Revolving Loan Facility lenders. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers.

The Term Loan Facility bears interest at the LIBOR Rate (as defined in the Term Loan Credit Agreement) plus an applicable margin of 7.15% per annum; provided that the applicable margin will be reduced to 5.95% if the Company’s EBITDA (as defined in the Term Loan Credit Agreement) is equal to or greater than $12,500,000 for a specified prior period and certain other conditions are met.  The Borrowers may prepay all or a portion of the Term Loan Facility subject to certain conditions and a prepayment fee, as specified in the Credit Agreements. The Term Loan Facility is subject to an exit fee of 4.0% of the amount advanced under the Term Loan Facility. Interest-only payments are due during the first 24 months of the Term Loan Facility, with principal payments beginning thereafter in equal monthly installments until maturity.

The Company may borrow under the Revolving Loan Facility subject to borrowing base limitations, which allow the Company to borrow based on the value of eligible accounts receivable and inventory balances. As of June 30, 2017, the borrowing base was $41.6 million, based on the Company’s accounts receivable and inventory balances. Amounts drawn under the Revolving Loan Facility bear interest at the LIBOR Rate (as defined in the Revolving Loan Credit Agreement) plus 4.45% per annum, while the undrawn portion is subject to an unused line fee of 0.50% per annum. The Revolving Loan Facility is subject to a minimum balance, such that the Borrowers pay the greater of (i) interest accrued on the actual amount drawn under the Revolving Loan Facility and (ii) interest accrued on 50% of the average Borrowing Base (as defined in the Revolving Loan Credit Agreement). The Borrowers may prepay and re-borrow amounts borrowed under the revolving line of credit without penalty.

The Credit Agreements require the Borrowers to maintain minimum cash and cash equivalents of no less than $10 million, maintain net revenue (as defined in the Credit Agreements) in excess of certain specified minimum thresholds and make certain customary representations and affirmative covenants. These agreements also contain certain restrictive covenants that limit and in some circumstances prohibit the Company’s ability to, among other things, incur additional debt, sell, lease or transfer its assets, pay dividends on the Company’s common stock, make capital expenditures and investments, guarantee debt or obligations, create liens, repurchase common stock, enter into transactions with affiliates and enter into certain merger, consolidation or other reorganization transactions. The Company was in compliance with its debt covenants as of June 30, 2017.

The Credit Agreements also contain customary events of default, including payment and covenant defaults, breaches of certain representations and warranties, cross defaults to certain material indebtedness, certain events of bankruptcy and insolvency, certain events under ERISA, material judgments, breaches of material contracts and events resulting in a material adverse effect. Upon the occurrence and continuation of an event of default, amounts due under the Credit Agreements may be accelerated. The Company had no events of default as of June 30, 2017.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Because the Term Loan Credit Agreement’s present value does not vary by more than 10% to that of the remaining present value of the Original Term Loan Credit Agreement, the transaction is treated as a debt modification. Thus, fees related to the original lender of $1.7 million have been included in debt issuance costs while $0.0 million of third party legal fees have been expensed. As of June 30, 2017, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $90.0 million and $26.2 million, respectively. At June 30, 2017, the interest rate on the Term Loan Facility was 8.20%, and the monthly weighted average interest rate on the Revolving Loan Facility was 5.50%.

NOTE 5 — STOCK-BASED COMPENSATION

The Company maintains equity plans that provide for the grant of options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalents, cash incentive awards and other stock-based awards. Additionally, the Company maintains an Employee Stock Purchase Plan (“ESPP”) in which eligible employees can purchase common stock on specified dates at 85% of the lower of the fair market value of the Company’s common stock at the beginning or end of the respective six-month offering period.

On January 13, 2017, the Compensation Committee of the Board approved the grant of PSU awards (the “2017 PSUs”) to the Company’s named executive officers and certain other employees pursuant to the Company’s 2016 Incentive Award Plan. The award agreement for the 2017 PSUs (the “2017 PSU Grant Form”) provides, among other things, that (i) each 2017 PSU that vests represents the right to receive one share of the Company’s common stock; (ii) the 2017 PSUs vest based on the Company’s achieving specified performance measurements over a performance period of three years, beginning January 1, 2017; (iii) the performance measurements include revenue and EBITDA, each as defined in the 2017 PSU Grant Form; (iv) threshold, target and maximum payout opportunities established for the 2017 PSUs will be used to calculate the number of shares that will be issuable when the award vests, which may range from 0% to 200% of the target amount; (v) any 2017 PSUs that are earned are scheduled to vest and be settled in shares of the Company’s common stock at the end of the performance period; (vi) all or a portion of the 2017 PSUs may vest following a change of control, a termination of service without cause or for good reason or a termination of service by reason of death or disability (each as described in greater detail in the 2017 PSU Grant Form); and (vii) except as provided above, any unvested 2017 PSUs will be forfeited upon a recipient’s termination of employment with the Company.

With respect to the 2017 PSUs, the number of shares that vest and are issued to the recipient is based upon the Company’s performance as measured against the specified targets at the end of the three-year performance period as determined by the Compensation Committee of the Board. The Company estimates the fair value of the 2017 PSUs based on its closing stock price at the time of grant and the number of shares that will vest based on the probability of achieving such performance targets and records compensation expense over the performance period of the award. Over the performance period, the number of 2017 PSUs that will ultimately vest, the shares of common stock that will be issued and the related compensation expense is adjusted based upon the Company’s estimate of achieving such performance targets. The number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on the actual performance metrics as set forth in the applicable 2017 PSU award agreement.

At June 30, 2017, there were 2.5 million additional shares available for future issuance under the Company’s incentive award plans, assuming issuance of common stock underlying (i) all outstanding PSUs granted in 2016 (the “2016 PSUs”) and the 2017 PSUs at target performance and (ii) the remaining unvested portion of the earned PSUs that were granted to certain of the Company’s officers in June 2014 and to the Company’s Chief Financial Officer in September 2015 upon commencement of her employment (the “2014 PSUs”) at a 97% payout. At June 30, 2017, there were 2.1 million additional shares available, assuming issuance of common stock underlying all outstanding 2016 PSUs and 2017 PSUs at maximum performance and the remaining unvested portion of the earned 2014 PSUs at a 97% payout. At June 30, 2017, there were approximately 0.8 million additional shares available for future issuance under the ESPP.

For the three months ended June 30, 2017 and 2016, amounts charged against income for share-based payment arrangements were $3.8 million and $3.2 million, respectively, and $7.6 million and $6.6 million for the six months ended

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, amounts charged against income for compensation expense related to the ESPP were $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2017 and 2016 were $0.6 million and $0.7 million, respectively.

As of June 30, 2017, there was $25.0 million of total unrecognized compensation expense related to share-based compensation arrangements granted under the Company’s incentive award plans, using the Company’s current estimate of performance for the PSUs, which could be higher or lower in the future based on the actual achievement of performance targets.

The weighted average grant date fair value of options granted during the three months ended June 30, 2017 and 2016 were $12.64 and $7.51, respectively, and during the six months ended June 30, 2017 and 2016 were $12.26 and $6.57, respectively.
During the six months ended June 30, 2017, the Company made equity compensation grants consisting of 90,618 stock options, 325,703 RSUs, 33,460 RSAs and 125,565 PSUs.

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

Options to purchase common stock, the vesting of RSAs, RSUs and PSUs, and shares issuable upon conversion of the Notes are considered to be potentially dilutive common shares but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for the three and six months ended June 30, 2017 and 2016 as a result of the net losses incurred in those periods. Therefore, diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2017 and 2016. Stock options, RSUs, restricted stock awards, PSUs, and shares issuable upon the conversion of the Notes outstanding at June 30, 2017 and 2016, which are excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016, are shown in the table below:

	Six Months Ended June 30,
	2017	2016
Options to purchase common stock	2,844,797	3,317,312
Non-vested RSAs and RSUs	534,373	389,636
Non-vested PSUs	487,847	745,942
Shares issuable upon conversion of the Notes	7,337,459	7,337,459
Potentially dilutive common shares	11,204,476	11,790,349

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the net loss per share calculation is shown below for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(24,604)	$(14,906)	$(43,128)	$(32,197)
Common shares outstanding:
Historical common shares outstanding at beginning of period (1)	43,716,110	42,772,670	43,254,655	42,632,771
Weighted average common shares issued	18,308	31,783	358,818	118,117
Weighted average common shares outstanding — basic and diluted	43,734,418	42,804,453	43,613,473	42,750,888
Net loss per share — basic and diluted	$(0.56)	$(0.35)	$(0.99)	$(0.75)

(1)	RSAs that are issued but contingent on a one year vesting period have been excluded from this balance.

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

U.S. Medical also includes the corporate headquarters of the Company. All manufacturing, research and development, and corporate administrative functions are performed within this operating segment. For the three and six months ended June 30, 2017 and 2016, a portion of research, development and other technology expenses, and general and administrative expenses incurred in the U.S. has been allocated to International Medical based on a percentage of revenue because these expenses support the Company’s ability to generate revenue within the International Medical segment.

Manufacturing activities are performed within the U.S. Medical segment. Revenue associated with intersegment product transfers to International Medical was $4.5 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $7.3 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively. Revenue is based upon transfer prices, which provide for intersegment profit eliminated upon consolidation.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

International Medical

The International Medical segment serves Europe, the Middle East, Asia Pacific, Latin America, and Puerto Rico. Products offered by this segment are substantially the same as those offered by U.S. Medical, except that the AngioSculptX™ DCB product is available for sale in Europe and certain other international markets but is not yet approved for sale in the U.S. The Company is subject to product approvals from various international regulatory bodies. The International Medical segment is engaged primarily in distribution activities, with no manufacturing or product development functions.

Summary financial information relating to reportable segment operations is shown below. Intersegment transfers as well as intercompany assets and liabilities are excluded from the information provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
U.S. Medical:
Disposable products	$59,138	$53,840	$115,016	$104,315
Laser, service, and other	2,450	2,494	4,985	5,001
Subtotal	61,588	56,334	120,001	109,316
International Medical:
Disposable products	11,550	10,145	21,153	18,678
Laser, service, and other	1,576	1,269	3,240	2,638
Subtotal	13,126	11,414	24,393	21,316
Total revenue	$74,714	$67,748	$144,394	$130,632

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment operating loss:
U.S. Medical	$(20,387)	$(9,849)	$(33,492)	$(22,177)
International Medical	(907)	(1,455)	(2,785)	(3,046)
Total operating loss	$(21,294)	$(11,304)	$(36,277)	$(25,223)

	As of
	June 30, 2017	December 31, 2016
Segment assets:
U.S. Medical	$392,989	$392,776
International Medical	40,364	37,302
Total assets	$433,353	$430,078

For the three and six months ended June 30, 2017 and 2016, no individual customer represented 10% or more of consolidated revenue. No individual country, other than the United States, represented 10% or more of consolidated revenue for the three and six months ended June 30, 2017 or 2016.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue by Product Line

Summary revenue information by product line is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Disposable products:
Vascular Intervention	$51,002	$46,218	$97,450	$88,130
Lead Management	19,686	17,767	38,719	34,863
Total disposable products	70,688	63,985	136,169	122,993
Laser, service, and other	4,026	3,763	8,225	7,639
Total revenue	$74,714	$67,748	$144,394	$130,632

NOTE 8 — INCOME TAXES

The Company recorded income tax expense of $0.4 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense. The Company’s deferred U.S. federal and state tax expense in 2017 primarily represents an increase in the deferred tax liability related to the difference between tax and book accounting for the portion of its goodwill that is tax-deductible, which is amortized over 15 years for tax purposes but not amortized for book purposes. Given its continuing tax losses, the Company does not expect to incur current U.S. federal tax expense or benefit against its pretax income during the year ending December 31, 2017.

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

The Company cannot at this time determine the likelihood of any outcome and, as of June 30, 2017 and December 31, 2016, had no amounts accrued for potential damages. During the six months ended June 30, 2017 and 2016, the Company incurred $0.3 million and $0.7 million, respectively, of legal fees associated with these matters. These expenses are included within the “Acquisition transaction, integration and legal costs” line of the condensed consolidated statements of operations and comprehensive loss.

Shareholder Litigation

In August 2015, a person purporting to represent a class of persons who purchased securities of the Company between February 19, 2015 and July 23, 2015 filed a lawsuit against the Company and certain of its officers in the United States District Court for the District of Colorado. The lawsuit asserts claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, alleging that certain of the Company’s public statements concerning its projected revenue for 2015 were false and misleading. In March 2016, plaintiffs filed an amended complaint, including additional allegations challenging certain statements in addition to those concerning the Company’s projected revenue for 2015. The class period in the amended complaint runs from February 27, 2014 to July 23, 2015. The Company believes that the lawsuit is without merit and is defending itself vigorously. In June 2016, the Company filed a motion to dismiss the amended complaint. Although the Company believes it is reasonably possible for a loss to occur, the Company cannot estimate an amount of loss or a range of loss, if any, or whether the impact will be material and, as of June 30, 2017, had no amounts accrued for potential damages in this case.

Two putative stockholder class action lawsuits have been filed in connection with the proposed Philips Transaction (see Note 1). These actions, Aviles v. Spectranetics Corp., et al., Case No. 1:17-cv-01767, and Parshall v. Spectranetics Corp., et al., Case No. 1:17-cv-01776, were filed on July 21, 2017 in the United States District Court for the District of Colorado. The complaint in the Aviles action alleges that the Company and its directors violated federal securities laws by failing to disclose material information in the Schedule 14D-9 Recommendation Statement filed by the Company in connection with the Philips Transaction (the “Schedule 14D-9”). This complaint seeks, among other things, (i) injunctive relief preventing the consummation of the Offer and the Merger; (ii) rescissory damages or rescission in the event the Offer and the Merger are consummated; (iii) damages; and (iv) an award of plaintiffs’ expenses and attorneys’ fees. The complaint in the Parshall action alleges that Spectranetics, its directors, and other defendants including Philips  violated federal securities laws by failing to disclose material information in the Schedule 14D-9. This complaint seeks, among other things, (i) injunctive relief preventing the consummation of the Offer and the Merger; (ii) rescissory damages or rescission in the event the Offer and the Merger are consummated; and (iii) an award of plaintiffs’ expenses and attorneys’ fees. On July 24, 2017, the plaintiff in the Aviles action filed a motion for expedited proceedings and a preliminary injunction. On July 26, 2017, the plaintiff in the Aviles action withdrew his motion for expedited proceedings and a preliminary injunction. At this stage, it is not possible to predict the outcome of the proceedings or their impact on the Company or the Philips Transaction.

THE SPECTRANETICS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other

The Company is involved in other legal proceedings in the normal course of business and does not expect them to have a material adverse effect on its business.

FDA Warning Letter

In May 2016, the Company received a warning letter from the FDA related to observed non-conformities with current Good Manufacturing Practice (“GMP”), as defined by the FDA, at its Colorado Springs, Colorado facility. In January 2016, following an inspection of certain of the Company’s manufacturing facilities from late 2015 to early 2016, the FDA issued the Company a Form 483 notice, identifying certain observed non-conformities with current GMP. Following the receipt of the Form 483, the Company provided written responses to the FDA detailing corrective actions underway to address the FDA’s observations. The FDA warning letter acknowledges the actions already taken by the Company to address the observations. The Company plans to continue to respond timely and fully to the FDA’s requests and the Company is working diligently to fully remediate the FDA’s observations regarding the Colorado Springs facility. Spending in connection with the matter for the six months ended June 30, 2017, was approximately $8.3 million. The Company expects to incur expenses ranging from approximately $10 million to approximately $15 million in 2017 in connection with remediation of the warning letter and upgrading the overall quality system. The Company is continuing to manufacture and ship disposable products from the Colorado Springs facility and currently does not anticipate that customer orders will be impacted while the Company works to resolve the FDA’s concerns. Until the violations are corrected, the Company may be subject to additional regulatory action by the FDA and foreign regulatory agencies, including recalls, delays, suspension or withdrawal of approvals or clearances, and fines or civil penalties.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by those sections. Forward-looking statements include statements about our future plans, estimates, beliefs, and anticipated, expected or projected performance. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “seek,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope,” “enable,” “potential,” and other words and terms of similar meaning in connection with any discussion of, among other things, the pending Philips Transaction, future operating or financial performance, acquisitions, strategic initiatives and business strategies, clinical trials and FDA submissions, regulatory or competitive environments, our intellectual property, and product development. You are cautioned not to place undue reliance on these forward-looking statements and to note that they speak only as of the date hereof. Such statements are based on current assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. For a description of such risks and uncertainties, which could cause our actual results, performance, or achievements to materially differ from any anticipated results, performance, or achievements, please see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2016. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”) that disclose certain risks and factors that may affect our business. This analysis should be read with our consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016. We disclaim any intention or obligation to update or revise any financial projections or forward-looking statements due to new information or other events.

Corporate Overview

We develop, manufacture, market and distribute single-use disposable medical devices and a proprietary laser system used in minimally invasive procedures within the cardiovascular system. Our products are used to cross, prepare, and treat arterial blockages in the legs and heart and to remove and support the removal of pacemaker and defibrillator cardiac leads. We believe that the diversified nature of our business allows us to respond to a wide range of physician and patient needs. The innovative products and services we offer are divided into three categories:

•
Vascular Intervention (“VI”): Our devices cross, prepare and treat cardiovascular lesions. Our primary VI devices consist of our laser and aspiration catheters, Stellarex™ drug coated balloon (“DCB”) catheters, AngioSculpt® scoring balloon catheters, support catheters, and the AngioSculptX™ product, which we sell in Europe and currently is not for sale in the U.S.

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

During the six months ended June 30, 2017 and 2016, our disposable products generated 94% of our consolidated revenue, of which VI products accounted for 67% of consolidated revenue and LM products accounted for 27% of consolidated revenue. The remainder of our revenue is derived from sales and rental of our laser system and related services.

Approximately half of our disposable product revenue is currently derived from products used with our proprietary CVX-300 excimer laser system.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Recent Developments

On July 26, 2017, we received pre-market approval from the FDA for our Stellarex DCB product. Stellarex is designed to restore and maintain blood flow to the superficial femoral and popliteal arteries in patients with peripheral arterial disease. Stellarex uses EnduraCoat™ technology, a durable, uniform coating designed to prevent drug loss during transit and facilitate controlled, efficient drug delivery to the treatment site.

On June 27, 2017, the Company entered into the Merger Agreement with Parent and Merger Sub.  The Merger Agreement provides for the acquisition of the Company by Parent in a two-step all cash transaction, consisting of the Offer followed by the Merger. The Merger Agreement was approved by the Company’s Board. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Parent caused Merger Sub to commence the Offer for all of the Company’s Shares, at a purchase price of $38.50 per Share, net to the seller in cash, without interest and subject to any required withholding of taxes. The Offer commenced on July 12, 2017 and will remain open until 12:00 midnight, New York City time, on August 9, 2017 (one minute after 11:59 P.M., New York City time, on August 8, 2017), unless the Offer is extended. If at the scheduled expiration time of the Offer any of the conditions to the Offer have not been satisfied or waived by Parent and Merger Sub, Parent will cause Merger Sub to extend the Offer to permit the satisfaction of all Offer conditions.

The obligation of Merger Sub to purchase Shares tendered in the Offer is subject to customary closing conditions, including (1) Shares having been validly tendered and not properly withdrawn that represent, together with the Shares then owned by Merger Sub, at least a majority of the then outstanding Shares (the “Minimum Condition”), (2) the absence of any law, injunction, judgment or other legal restraint that prohibits the consummation of the Offer or the Merger, (3) the expiration or early termination of the waiting periods applicable to the Offer and the Merger under U.S. and foreign antitrust laws, (4) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers), (5) the Company’s performance of its obligations under the Merger Agreement in all material respects, and (6) the absence, since the date of the Merger Agreement, of any effect, change, event or occurrence that, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect. Following the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent, without a meeting or vote of the Company’s stockholders. The Merger will be effected as soon as practicable following the acceptance of the Shares validly tendered and not properly withdrawn in the Offer.

Additional information regarding the pending Philips Transaction is included in our Current Report on Form 8-K filed with the SEC on June 30, 2017.

On June 9, 2017, the Company entered into the Term Loan Credit Agreement and the Revolving Loan Credit Agreement. The Credit Agreements replace the Original Credit Agreements. The Term Loan Credit Agreement provides for a $90 million Term Loan Facility and the Revolving Loan Credit Agreement provides for a $50 million Revolving Loan Facility. The Revolving Loan Facility may be increased to up to $70 million at the Company’s request and with approval of the Revolving Administrative Agent and the Revolving Loan Facility lenders. Both facilities expire on March 1, 2021. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers. For additional information, please refer to Note 4, “Debt,” to the condensed consolidated financial statements included in Part I, Item 1 of this report.

In May 2016, we received a warning letter from the FDA related to observed non-conformities with current Good Manufacturing Practice, as defined by the FDA, at our Colorado Springs, Colorado facility. We are working diligently to fully remediate the FDA’s observations regarding the Colorado Springs facility. Spending in connection with the matter for the six months ended June 30, 2017 was approximately $8.3 million. We expect to incur expenses ranging from approximately $10 million to approximately $15 million in 2017 in connection with remediation of the warning letter and upgrading the overall quality system. See Note 9, “Commitments and Contingencies-Warning Letter,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the three months ended June 30, 2017 and 2016 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016 (dollars in thousands)

	Three Months Ended June 30,
	2017	% of revenue (1)	2016	% of revenue (1)	change	% change
Revenue	$74,714	100%	$67,748	100%	$6,966	10%
Gross profit	56,232	75%	50,765	75%	5,467	11%
Operating expenses
Selling, general and administrative	45,549	61%	40,643	60%	4,906	12%
Research, development and other technology	19,901	27%	17,657	26%	2,244	13%
Acquisition transaction, integration and legal costs	9,157	12%	500	1%	8,657	nm
Intangible asset amortization	2,919	4%	3,202	5%	(283)	(9)%
Contingent consideration expense	—	—%	67	—%	(67)	nm
Total operating expenses	77,526	104%	62,069	92%	15,457	25%
Operating loss	(21,294)	(29)%	(11,304)	(17)%	(9,990)	88%
Other expense:
Interest expense	(3,598)	(5)%	(3,294)	(5)%	(304)	9%
Foreign currency transaction gain (loss)	656	1%	(158)	—%	814	nm
Loss before income tax expense	(24,236)	(32)%	(14,756)	(22)%	(9,480)	64%
Income tax expense	368	—%	150	—%	218	145%
Net loss	$(24,604)	(33)%	$(14,906)	(22)%	$(9,698)	65%

Worldwide installed base of laser systems	1,574		1,442		132	9%
___________________________________

(1)	Percentage amounts may not add due to rounding.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the three months ended June 30, 2017 and 2016 (in thousands, except for percentages):

	For the Three Months Ended June 30,
	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular Intervention	$51,002	68%	$46,218	68%	$4,784	10%
Lead Management	19,686	26%	17,767	26%	1,919	11%
Total disposable products	70,688	95%	63,985	94%	6,703	10%
Laser, service, and other	4,026	5%	3,763	6%	263	7%
Total revenue	$74,714	100%	$67,748	100%	$6,966	10%

(1)	Percentage amounts may not add due to rounding.

Revenue increased $7.0 million, or 10% (11% on a constant currency basis), from $67.7 million for the quarter ended June 30, 2016 to $74.7 million for the quarter ended June 30, 2017. The increase was primarily due to an increase in disposables revenue, described further below.

VI revenue, which includes revenue from products used in the peripheral and coronary vascular systems, increased $4.8 million, or 10% (11% on a constant currency basis), from $46.2 million for the quarter ended June 30, 2016 to $51.0 million for the quarter ended June 30, 2017. The increase in VI revenue was driven primarily by equal increases in our peripheral atherectomy and coronary atherectomy products.

LM revenue, which includes revenue from excimer laser sheaths, mechanical sheaths, and cardiac lead management accessories for the removal of pacemaker and defibrillator cardiac leads, increased $1.9 million, or 11% (12% on a constant currency basis), from $17.8 million for the quarter ended June 30, 2016 to $19.7 million for the quarter ended June 30, 2017. The growth was primarily due to revenue from mechanical tools and accessory products, including our recently-introduced Bridge product.

Laser, service, and other revenue increased $0.3 million, or 7% (8% constant currency), from $3.8 million for the quarter ended June 30, 2016 to $4.0 million for the quarter ended June 30, 2017, with an increase in service revenue.

We placed 60 laser systems during the quarter ended June 30, 2017 compared with 45 during the quarter ended June 30, 2016.  Of these laser placements, 34 lasers were newly manufactured, and 26 lasers were redeployed from a previous institution. The new placements during the quarter ended June 30, 2017 brought our worldwide installed base of laser systems to 1,574 (1,126 in the U.S.) as of June 30, 2017, compared to 1,442 (1,032 in the U.S.) as of June 30, 2016.

Geographically, revenue in the U.S. increased $5.3 million, or 9%, from $56.3 million for the quarter ended June 30, 2016 to $61.6 million for the quarter ended June 30, 2017, primarily due to an increase in disposables revenue.  International revenue increased $1.7 million, or 15% (18% on a constant currency basis), from $11.4 million for the quarter ended June 30, 2016 to $13.1 million for the quarter ended June 30, 2017. The increase in international revenue was primarily due to an increase in disposables revenue.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Gross margin was 75% for each of the quarters ended June 30, 2017 and 2016. Increased production efficiencies and increased production to support increased sales mostly offset by an unfavorable sales mix kept gross margin for the quarter ended June 30, 2017 consistent with the quarter ended June 30, 2016.

Operating expenses

   Total operating expenses increased $15.5 million, or 25%, from $62.1 million for the quarter ended June 30, 2016 to $77.5 million for the quarter ended June 30, 2017. The following table shows the changes in operating expenses for the three months ended June 30, 2017 and 2016 (in thousands, except for percentages):

	For the Three Months Ended June 30,
	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$45,549	61%	$40,643	60%	$4,906	12%
Research, development and other technology	19,901	27%	17,657	26%	2,244	13%
Acquisition transaction, integration and legal costs	9,157	12%	500	1%	8,657	nm
Intangible asset amortization	2,919	4%	3,202	5%	(283)	(9)%
Contingent consideration expense	—	—%	67	—%	(67)	nm
Total operating expenses	$77,526	104%	$62,069	92%	$15,457	25%
(1)Percentage amounts may not add due to rounding.
      nm= not meaningful

Selling, general and administrative.  Selling, general and administrative (“SG&A”) expenses increased $4.9 million, or 12%, from $40.6 million for the quarter ended June 30, 2016 to $45.5 million for the quarter ended June 30, 2017. The increase in SG&A expenses was primarily due to a $3.1 million increase in our sales and marketing personnel costs related to the expansion of our commercial footprint and a $0.9 million increase in materials related to additional consignment and parts expenses.

 Research, development and other technology. Research, development and other technology expenses increased $2.2 million, or 13%, from $17.7 million for the quarter ended June 30, 2016 to $19.9 million for the quarter ended June 30, 2017. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase in research, development and other technology expenses was primarily due to $5.1 million in costs associated with FDA warning letter remediation. The increase was partially offset by a decrease in development costs of approximately $0.6 million due to our receipt of Conformité Européene (CE) mark approval of AngioSculptX under our drug coated AngioSculpt (“DCAS”) program in the third quarter of 2016 and a reduction in development costs of $2.0 million related to the Stellarex DCB as development has been completed and the product was with the FDA awaiting pre-market approval during the second quarter of 2017.

Acquisition transaction, integration and legal costs. We incurred acquisition transaction, integration and legal costs of $9.2 million for the quarter ended June 30, 2017. The expense is primarily due to $9.0 million of external professional services related to the pending Philips Transaction described in “Recent Developments” above.

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

Intangible asset amortization. As part of our previous acquisitions, we acquired certain amortizable intangible assets. We recorded $2.9 million of amortization expense related to these intangible assets for the quarter ended June 30, 2017 and

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

$3.2 million for the quarter ended June 30, 2016. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Contingent consideration expense. We did not incur any costs related to contingent consideration for the quarter ended June 30, 2017. For the quarter ended June 30, 2016, we recorded approximately $0.1 million of contingent consideration expense related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions due to the passage of time (i.e., accretion).

Other expense

Total other expense decreased $0.5 million, or 15%, from $3.5 million for the quarter ended June 30, 2016 to $2.9 million for the quarter ended June 30, 2017. The following table shows the changes in other expense for the three months ended June 30, 2017 and 2016 (in thousands, except for percentages):

	For the Three Months Ended June 30,
	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(3,598)	(5)%	$(3,294)	(5)%	$(304)	9%
Foreign currency transaction gain (loss)	656	1%	(158)	—%	814	nm
Total other expense	$(2,942)	(4)%	$(3,452)	(5)%	$510	(15)%

(1)	Percentage amounts may not add due to rounding.
nm= not meaningful

The decrease in other expense was primarily due to an increase in the foreign currency gain of $0.8 million due to the strengthening of the Euro partially offset by an increase in interest expense, net, of $0.3 million for the quarter ended June 30, 2017, compared with the quarter ended June 30, 2016.

Income tax expense

We recorded income tax expense of $0.4 million and $0.2 million for the quarters ended June 30, 2017 and 2016, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss increased $9.7 million, from $14.9 million for the quarter ended June 30, 2016 to $24.6 million for the quarter ended June 30, 2017. Net loss for the quarter ended June 30, 2017 was higher than the net loss for the quarter ended June 30, 2016 primarily due to the increase in operating expenses of $15.5 million, as described above, offset by an increase in gross profit of $5.5 million.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Selected Consolidated Statements of Operations Data

The following table presents selected Consolidated Statements of Operations data for the six months ended June 30, 2017 and 2016 based on the percentage of revenue for each line item, and the dollar and percentage change of each of the items. For a detailed discussion of each item, please see the explanations below.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

	Six Months Ended June 30,
(Dollars in thousands)	2017	% of revenue (1)	2016	% of revenue (1)	change	% change
Revenue	$144,394	100%	$130,632	100%	$13,762	11%
Gross profit	107,861	75%	97,567	75%	10,294	11%
Operating expenses
Selling, general and administrative	91,205	63%	81,432	62%	9,773	12%
Research, development and other technology	37,751	26%	33,994	26%	3,757	11%
Acquisition transaction, integration and legal costs	9,344	6%	792	1%	8,552	nm
Intangible asset amortization	5,838	4%	6,405	5%	(567)	(9)%
Contingent consideration expense	—	—%	167	—%	(167)	nm
Total operating expenses	144,138	100%	122,790	94%	21,348	17%
Operating loss	(36,277)	(25)%	(25,223)	(19)%	(11,054)	44%
Other expense:
Interest expense	(7,007)	(5)%	(6,636)	(5)%	(371)	6%
Foreign currency transaction gain (loss)	773	1%	17	—%	756	nm
Loss before income taxes	(42,511)	(29)%	(31,842)	(24)%	(10,669)	34%
Income tax expense	617	—%	355	—%	262	74%
Net loss	$(43,128)	(30)%	$(32,197)	(25)%	$(10,931)	34%

Worldwide installed base of laser systems	1,574		1,442		132	9%
___________________________________

(1)	Percentage amounts may not add due to rounding.
nm= not meaningful

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Revenue and gross margin

In the following discussion, we disclose all growth rates on an “as reported” basis, and we specify the growth rate on a “constant currency” basis only when it differs from the “as reported” growth rate. See the “Non-GAAP Financial Measures” section below for a discussion of our use of the constant currency financial measure. The following is a summary of revenue by product line for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
(in thousands, except for percentages)	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Revenue:
Disposable products:
Vascular intervention	$97,450	67%	$88,130	67%	$9,320	11%
Lead management	38,719	27%	34,863	27%	3,856	11%
Total disposable products	136,169	94%	122,993	94%	13,176	11%
Laser, service, and other	8,225	6%	7,639	6%	586	8%
Total revenue	$144,394	100%	$130,632	100%	$13,762	11%
(1)Percentage amounts may not add due to rounding.

Revenue increased $13.8 million, or 11%, from $130.6 million for the six months ended June 30, 2016 to $144.4 million for the six months ended June 30, 2017. The increase was primarily due to an increase in disposables revenue, described further below.

VI revenue increased $9.3 million, or 11%, from $88.1 million for the six months ended June 30, 2016 to $97.5 million for the six months ended June 30, 2017. The increase in VI revenue was driven primarily by equal increases in our peripheral atherectomy and coronary atherectomy products.

LM revenue increased $3.9 million, or 11% (12% on a constant currency basis), from $34.9 million for the six months ended June 30, 2016 to $38.7 million for the six months ended June 30, 2017. The growth was primarily due to revenue from mechanical tools and accessory products, including our recently-introduced Bridge product.

Laser, service, and other revenue increased $0.6 million, or 8%, from $7.6 million for the six months ended June 30, 2016 to $8.2 million for the six months ended June 30, 2017, primarily due to an increase in service revenue.

We placed 103 laser systems during the six months ended June 30, 2017 compared with 89 during the six months ended June 30, 2016.  Of these laser placements, 63 lasers were newly manufactured, and 40 lasers were redeployed from a previous institution. The new placements during the six months ended June 30, 2017 brought our worldwide installed base of laser systems to 1,574 (1,126 in the U.S.) as of June 30, 2017, compared to 1,442 (1,032 in the U.S.) as of June 30, 2016.

Geographically, revenue in the U.S. increased $10.7 million, or 10%, from $109.3 million for the six months ended June 30, 2016 to $120.0 million for the six months ended June 30, 2017, primarily due to an increase in disposables revenue.  International revenue increased $3.1 million, or 14% (17% on a constant currency basis), from $21.3 million for the six months ended June 30, 2016 to $24.4 million for the six months ended June 30, 2017. The increase in international revenue was primarily due to an increase in disposables revenue.

Gross margin was 75% for each of the six months ended June 30, 2017 and 2016. Increased production efficiencies and increased production to support increased sales mostly offset by an unfavorable sales mix kept gross margin for the six months ended June 30, 2017 consistent with the six months ended June 30, 2016.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Operating expenses

Total operating expenses increased $21.3 million, or 17%, from $122.8 million for the six months ended June 30, 2016 to $144.1 million for the six months ended June 30, 2017. The following table shows the changes in operating expenses for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
(in thousands, except for percentages)	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Operating Expenses:
Selling, general and administrative	$91,205	63%	$81,432	62%	$9,773	12%
Research, development and other technology	37,751	26%	33,994	26%	3,757	11%
Acquisition transaction, integration and legal costs	9,344	6%	792	1%	8,552	nm
Intangible asset amortization	5,838	4%	6,405	5%	(567)	(9)%
Contingent consideration expense	—	—%	167	—%	(167)	nm
Total operating expenses	$144,138	100%	$122,790	94%	$21,348	17%
(1)Percentage amounts may not add due to rounding.
nm= not meaningful

Selling, general and administrative.  SG&A expenses increased $9.8 million, or 12%, from $81.4 million for the six months ended June 30, 2016 to $91.2 million for the six months ended June 30, 2017. The increase in SG&A expenses was primarily due to a $6.1 million increase in our sales and marketing personnel costs related to the expansion of our commercial footprint; $1.7 million increase in third-party services related to the expansion of our international presence; and a $1.3 million increase in materials related to additional consignment and parts expenses.

Research, development and other technology. Research, development and other technology expenses increased $3.8 million, or 11%, from $34.0 million for the six months ended June 30, 2016 to $37.8 million for the six months ended June 30, 2017. Costs included within research, development and other technology expenses are product development costs, clinical studies costs and royalty costs associated with various license agreements with third-party licensors. The increase in research, development and other technology expenses was primarily due to $8.3 million in costs associated with FDA warning letter remediation. The increase was partially offset by a decrease in development costs of approximately $1.2 million due to our receipt of Conformité Européene (CE) mark approval of AngioSculptX under our drug coated AngioSculpt (“DCAS”) program in the third quarter of 2016 and a reduction in development costs of $2.9 million related to the Stellarex DCB as development has been completed and was with the FDA awaiting pre-market approval during the six months ended June 30, 2017.

Acquisition transaction, integration and legal costs. We incurred acquisition transaction, integration and legal costs of $9.3 million for the six months ended June 30, 2017. The expense is primarily due to $9.0 million of external professional services related to the pending Philips Transaction described in “Recent Developments” above.

In the six months ended June 30, 2016, we incurred $0.8 million of costs related to the AngioScore and Stellarex acquisitions for the six months ended June 30, 2016, which was primarily related to legal fees associated with a breach of fiduciary duty and patent infringement matter in which AngioScore is the plaintiff, further described in Note 9, “Commitments and Contingencies,” of the condensed consolidated financial statements included in Part I, Item 1 of this report.

Intangible asset amortization. As part of our previous acquisitions, we acquired certain amortizable intangible assets. We recorded $5.8 million and $6.4 million of amortization expense related to these intangible assets for the six months ended June 30, 2017 and 2016, respectively. See Note 3, “Goodwill and Intangible Assets,” of the condensed consolidated financial statements included in Part I, Item 1 of this report for further discussion.

Contingent consideration expense. We did not incur any costs related to contingent consideration for the six months ended June 30, 2017. For the six ended June 30, 2016, we recorded $0.2 million of contingent consideration expense related to our contingent consideration liabilities from the AngioScore and Upstream acquisitions, due to the passage of time (i.e., accretion).

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Other expense

Total other expense decreased $0.4 million, or 6%, from $6.6 million for the six months ended June 30, 2016 to $6.2 million for the six months ended June 30, 2017. The following table shows the changes in other expense for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
(in thousands, except for percentages)	2017	% of revenue (1)	2016	% of revenue (1)	$ change	% change
Other expense:
Interest expense, net	$(7,007)	(5)%	$(6,636)	(5)%	$(371)	6%
Foreign currency transaction gain (loss)	773	1%	17	—%	756	nm
Total other expense	$(6,234)	(4)%	$(6,619)	(5)%	$385	(6)%
(1)Percentage amounts may not add due to rounding.
nm= not meaningful

The decrease in other expense was primarily due to an increase in the foreign currency gain of $0.8 million due to the strengthening of the Euro partially offset by an increase in interest expense, net, of $0.4 million for the six months ended June 30, 2017, compared with the six months ended June 30, 2016.

Income tax expense

We recorded income tax expense of $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, consisting of current foreign and state income tax expense and deferred federal and state income tax expense.

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

Net loss

Net loss increased $10.9 million, from $32.2 million for the six months ended June 30, 2016 to $43.1 million for the six months ended June 30, 2017. Net loss for the six months ended June 30, 2017 was higher than the net loss for the six months ended June 30, 2016 primarily due to the increase in operating expenses of $21.3 million, as described above, offset by an increase in gross profit of $10.3 million.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $57.5 million, an increase of $0.3 million from $57.2 million at December 31, 2016.

Our future liquidity requirements will be influenced by numerous factors. We believe that our cash and cash equivalents, anticipated funds from operations, and other sources of liquidity, which may include additional borrowings under our Revolving Loan Facility or other credit or financing arrangements, will be sufficient to meet our liquidity requirements for at least the next 12 months based on our expected level of operations.

We may need or seek additional funding in the future. In addition to access to available borrowings under our Revolving Loan Facility, we have an effective shelf registration statement on file with the SEC under which we may issue, from time to time, up to $200 million of senior debt securities, subordinated debt securities, common stock, preferred stock and other securities. Our ability to issue debt securities is limited by certain covenants in the Credit Agreements. A financing transaction may not be available on terms acceptable to us, or at all, and a financing transaction may be dilutive to our current stockholders.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

We have generated and used cash as follows (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(26,960)	$(14,317)
Net cash used in investing activities	(2,606)	(2,734)
Net cash provided by (used in) financing activities	30,051	(3,238)

Operating Activities. For the six months ended June 30, 2017, cash used in operating activities was $27.0 million. This compared with cash used in operating activities of $14.3 million for the six months ended June 30, 2016. The primary sources and uses of cash during the six months ended June 30, 2017 follow:

•
During the first six months of 2017, our net loss of $43.1 million included approximately $24.0 million of net non-cash expenses, which consisted primarily of $13.7 million of depreciation and amortization and $7.6 million of stock-based compensation.

•
During the first six months of 2017, cash used as a result of the net change in operating assets and liabilities of approximately $7.9 million was primarily due to an increase in equipment held for rental or loan of approximately $7.1 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in inventories of approximately $2.5 million, primarily due to increased sales demand, an increase in accounts receivable of $3.4 million, due primarily to increased revenue in the period, and an increase in prepaid expense of $0.5 million, primarily due to the timing of payment of the annual insurance premiums. These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of approximately $5.2 million, primarily related to the accrual of expenses related to the merger agreement and an increase in deferred revenue of $0.4 million.

The primary sources and uses of cash during the first six months of 2016 follow:

•
During the first six months of 2016, our net loss of $32.2 million included approximately $21.8 million of net non-cash expenses, which consisted primarily of $13.9 million of depreciation and amortization and $6.6 million of stock-based compensation.

•
During the first six months of 2016, cash used as a result of the net increase in operating assets and liabilities of approximately $3.9 million was primarily due to an increase in equipment held for rental or loan of $4.6 million as a result of placement activity of our laser systems through our rental and evaluation programs, an increase in prepaid expenses and other current assets of approximately $0.8 million, primarily due to prepayments for trade shows, conventions, and other marketing programs, and an increase in inventories of approximately $0.8 million, primarily due to increased sales demand and higher disposables production. These uses of cash were partially offset by an increase in accounts payable and accrued liabilities of approximately $2.2 million, primarily due to the timing of compensation-related accruals.

Investing Activities. For the six months ended June 30, 2017, cash used in investing activities was $2.6 million, consisting entirely of capital expenditures. This compared with cash used in investing activities of $2.7 million for the six months ended June 30, 2016, consisting entirely of capital expenditures. The capital expenditures for the six months ended June 30, 2017 and 2016 included manufacturing equipment upgrades and replacements, additional capital items for research and development projects, and additional computer equipment and software purchases, including capital items required for the Stellarex product line.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2017 was $30.1 million, consisting primarily of proceeds from our amended term loan of $30.0 million and the net proceeds on our line of credit of $1.5 million and the exercise of stock options and sale of common stock under our employee stock purchase plan of $0.4 million. For the six months ended June 30, 2016, cash used in financing activities was $3.2 million, consisting primarily of repayments on the line of credit, net, of $5.0 million, partially offset by the exercise of stock options and sale of common stock under our

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

employee stock purchase plan of $1.9 million. In the six months ended June 30, 2017 and 2016, we paid $0.1 million and $0.1 million, respectively, in contingent consideration payments related to the Upstream product acquisition.

The table below presents the change in receivables and inventory, in relative terms, through the presentation of financial ratios. Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of allowances for sales returns and doubtful accounts, by the average daily sales for the quarter. The increase in days sales outstanding for the six months ended June 30, 2017 was primarily due to increased revenue in the quarter. Inventory turns are calculated by dividing annualized cost of sales for the quarter by ending inventory.

	June 30, 2017	December 31, 2016
Days Sales Outstanding	57	55
Inventory Turns	2.5	2.5

At June 30, 2017, we had no significant capital lease obligations.

Future Investments and Contingent Consideration Related to Acquisitions

On January 27, 2015, we completed the acquisition of Stellarex DCB assets and made a cash payment of $30 million. The Stellarex acquisition will require substantial additional investments prior to full commercialization, primarily within research, development and clinical trials.

In connection with the AngioScore acquisition, we agreed to pay additional contingent merger consideration, a portion of which included a cash payment of $5.0 million if the AngioSculptX product received European CE mark approval by December 31, 2016. We received the European CE mark approval during the third quarter of 2016 and made a contingent consideration payment of $5.0 million, $2.7 million of which was classified as a cash flow from financing activities, because it was included as part of the initial measurement of the fair value of the consideration transferred. The remaining $2.3 million of the payment was classified as a cash flow from operating activities, as it was reflected in earnings in the periods subsequent to the acquisition as accretion expense and a change in the fair value of the contingent consideration liability. As a result of the change of control that is scheduled to occur as a result of the Philips Transaction, the AngioScore shareholders would be owed $25 million of additional contingent consideration payments related to the AngioScore acquisition following closing of the Philips Transaction.

Credit Facilities

On June 9, 2017, the Company entered into the Term Loan Credit Agreement and the Revolving Loan Credit Agreement. The Credit Agreements replace the Original Credit Agreements. The Term Loan Credit Agreement provides for a $90 million Term Loan Facility and the Revolving Loan Credit Agreement provides for a $50 million Revolving Loan Facility. The Revolving Loan Facility may be increased to up to $70 million at the Company’s request and with approval of the Revolving Administrative Agent and the Revolving Loan Facility lenders. Both facilities expire on March 1, 2021. The obligations of the Borrowers under the Credit Agreements are secured by a lien on substantially all of the assets of the Borrowers. For additional information, please refer to Note 4, “Debt,” to the condensed consolidated financial statements included in Part I, Item 1 of this report.

As of June 30, 2017, the Term Loan Facility and Revolving Loan Facility had outstanding balances of $90.0 million and $26.2 million, respectively. The borrowing base on the Revolving Loan Facility was $41.6 million as of June 30, 2017, based on the Company’s accounts receivable and inventory balances. We may prepay and re-borrow amounts borrowed under the Revolving Loan Facility without penalty. At June 30, 2017, the interest rate on the Term Loan Facility was 8.20%, and the monthly weighted average interest rate on the Revolving Loan Facility was 5.50%.

Convertible Senior Notes

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared in accordance with GAAP, we use a non-GAAP financial measure in this report regarding revenue on a constant currency basis. Reconciliations of this non-GAAP financial measure to the most directly comparable GAAP measure for the respective periods can be found in the tables below. An explanation of the manner in which our management uses this non-GAAP measure to conduct and evaluate our business and the reasons management believes this non-GAAP measure provides useful information to investors are provided following the reconciliation tables.

Reconciliation of revenue by geography to non-GAAP revenue by geography on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended June 30,
	2017			2016	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$61,588	$—	$61,588	$56,334	9%	9%
International	13,126	305	13,431	11,414	15%	18%
Total revenue	$74,714	$305	$75,019	$67,748	10%	11%

	Six Months Ended June 30,
	2017			2016	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
United States	$120,001	$—	$120,001	$109,316	10%	10%
International	24,393	559	24,952	21,316	14%	17%
Total revenue	$144,394	$559	$144,953	$130,632	11%	11%

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont’d)

Reconciliation of revenue by product line to non-GAAP revenue by product line on a constant currency basis (in thousands, except percentages) (unaudited)
	Three Months Ended June 30,
	2017			2016	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$51,002	$124	$51,126	$46,218	10%	11%
Lead Management	19,686	155	19,841	17,767	11%	12%
Laser, service, and other	4,026	26	4,052	3,763	7%	8%
Total revenue	$74,714	$305	$75,019	$67,748	10%	11%

	Six Months Ended June 30,
	2017			2016	Change
	Revenue, as reported	Foreign exchange impact as compared to prior period	Revenue on a constant currency basis	Revenue, as reported	As reported	Constant currency basis
Vascular Intervention	$97,450	$233	$97,683	$88,130	11%	11%
Lead Management	38,719	277	38,996	34,863	11%	12%
Laser, service, and other	8,225	49	8,274	7,639	8%	8%
Total revenue	$144,394	$559	$144,953	$130,632	11%	11%

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

Our critical accounting policies and estimates are included in our 2016 Annual Report on Form 10-K. During the six months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates.

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

Exposure to foreign currency exchange rate risk may increase over time as our business evolves and our products continue to be introduced into international markets.  Currently, we do not hedge against any foreign currencies and, as a result, we could incur gains or losses. The fluctuation in currency rates during the six months ended June 30, 2017 compared with the six months ended June 30, 2016 caused a decrease in consolidated revenue of approximately $0.6 million and an increase in consolidated net loss of $0.9 million.

Based on our overall foreign currency exchange rate exposure as of June 30, 2017, a 10% appreciation or depreciation of the U.S. dollar would have had a positive or negative impact on our consolidated revenue for the six months ended June 30, 2017 of approximately $1.5 million.

The Notes have fixed interest rates, and therefore are not subject to market risk. As of June 30, 2017, we are exposed to interest rate risk related to our $50 million Revolving Loan Facility and our $90 million Term Loan Facility.  A 100 basis point fluctuation in market interest rates underlying our Revolving Loan Facility and Term Loan Facility would have the effect of increasing or decreasing our cash interest expense by approximately $1.2 million for an annual period on the $26.2 million Revolving Loan Facility and $90 million Term Loan Facility balances outstanding as of June 30, 2017.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 6.           Exhibits

2.1
Agreement and Plan of Merger dated as of June 27, 2017, among The Spectranetics Corporation, Philips Holding USA Inc. and HealthTech Merger Sub, Inc. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 30, 2017.

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

10.1
Amended and Restated Term Credit and Security Agreement, dated as of June 9, 2017, by and among The Spectranetics Corporation and AngioScore Inc., as borrowers, MidCap Financial Trust, as administrative agent and a lender, and the other lenders party thereto. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 9, 2017.

10.2
Amended and Restated Revolving Credit and Security Agreement, dated as of June 9, 2017, by and among The Spectranetics Corporation and AngioScore Inc., as borrowers, MidCap Funding IV Trust, as administrative agent, and the lenders party thereto. Incorporated by reference to exhibit previously filed by the Company with its Current Report on Form 8-K filed on June 9, 2017.

10.3	Severance Agreement dated June 27, 2017 by and between the Company and Scott Hutton.*

31.1*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Spectranetics Corporation
(Registrant)

August 8, 2017	/s/ Scott Drake
Scott Drake
President and Chief Executive Officer

August 8, 2017	/s/ Stacy P. McMahan
Stacy P. McMahan
Chief Financial Officer